Form 10-Q
period 1995-04-23
SBARRO INC
filed 1995-06-06
CIK 766004

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q


            / X /     Quarterly Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934

            For the quarter ended April 23, 1995         Commission File
                                                         Number 1-8881



                                    SBARRO, INC.
               (Exact name of registrant as specified in its Charter)




                 NEW YORK                                11-2501939
            (State or other jurisdiction of   (I.R.S. Employer I.D. No.)
                 incorporation or organization)


             763 Larkfield Road, Commack, New York                 11725
                (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including
            area code:                                   (516)864-0200


                 Indicate by check mark whether the registrant (1) has
            filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X         No


                 Indicate the number of shares outstanding of each of
            the issuer's classes of common stock as of the latest practicable date.


            Class                         Outstanding at May 26, 1995


            Common Stock, $.01 par value            20,333,481










                                    SBARRO, INC.

                                   FORM 10-Q INDEX






            PART I.   FINANCIAL INFORMATION                        PAGES



            Consolidated Financial Statements:

                 Balance Sheets - April 23, 1995 (unaudited)
            and January 1, 1995 . . . . . . . . . . . . . . . . . . 3-4

                 Statements of Income (unaudited) - Sixteen
            Weeks ended April 23, 1995 and April 24, 1994. . . . . . .5

                 Statements of Cash Flows (unaudited) - Sixteen
            Weeks ended April 23, 1995 and April 24, 1994. . . . . .6-7

                 Notes to Unaudited Consolidated Financial
            Statements - April 23, 1995. . . . . . . . . . . . . . . .8

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . 9-11


            PART II.    OTHER INFORMATION. . . . . . . . . . . . . . 12
















                                        Pg. 2





                            SBARRO, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS



                                                       (In thousands)
                                               April 23,      January 1,
                                                 1995           1995
                                              (unaudited)

            Current assets:
               Cash and cash equivalents         $37,743          $42,362
               Marketable securities              22,332           27,033

               Receivables:
                Franchisees                          479              445
                Other                              1,900            2,270

                                                   2,379            2,715

               Inventories                         2,532            2,792

               Prepaid expenses                    3,051            1,570

                Total current assets              68,037           76,472

            Marketable securities                 10,014           11,585

            Property and equipment, net          139,969          140,709

            Other assets:
               Deferred charges, net of accumulated
                amortization of $1,913,000 at
                April 23, 1995 and $1,548,000 at
                January 1, 1995                    1,942            1,874
                Other                              1,254            1,411

                                                   3,196            3,285

                                                $221,216         $232,051







                                     (continued)


                                        Pg. 3





                            SBARRO, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                       (In thousands)
                                               April 23,      January 1,
                                                 1995           1995
                                              (unaudited)

            Current liabilities:
               Accounts payable                   $5,516           $6,375
               Accrued expenses                   14,889           18,711
               Dividend payable                                     3,253
               Income taxes                          965            4,862

                Total current liabilities         21,370           33,201


            Deferred income taxes                 19,446           19,270


            Shareholders' equity:
               Preferred stock, $1 par value;
                authorized 1,000,000 shares;
                 none issued
               Common stock, $.01 par value;
                authorized 40,000,000 shares;
                 issued and outstanding
                 20,333,481 shares at April 23,
                 1995 and 20,328,981 shares at
                 January 1, 1995                     203              203
               Additional paid-in capital         30,139           30,066
               Retained earnings                 150,058          149,311
                                                 180,400          179,580

                                                $221,216         $232,051









              See notes to unaudited consolidated financial statements




                                        Pg. 4





                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                   (In thousands, except per share data)
                                         For the sixteen weeks ended:

                                               April 23,         April 24,
                                                 1995             1994

            Revenues:
               Restaurant sales                  $82,285          $75,418
               Franchise related income            1,510            1,452
               Interest income                       812              541
                Total revenues                    84,607           77,411

            Costs and expenses:
               Cost of food and paper products    18,033           16,347
               Restaurant operating expenses:
                Payroll and other employee
                 benefits                         22,632           19,757
                Occupancy and other               24,909           21,616
               Depreciation and amortization       6,925            6,307
               General and administrative          5,085            3,916
               Other income                         (460)           (563)
                Total costs and expenses          77,124           67,380

            Income before income taxes             7,483           10,031
            Income taxes                           2,873            3,862
            Net income                            $4,610           $6,169

            Per share data:
               Earnings per common and common
                equivalent share                   $0.23            $0.30

               Weighted average number of
               shares used in the
               computation                    20,332,356       20,298,426










              See notes to unaudited consolidated financial statements


                                        Pg. 5





                            SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                 (In thousands)
                                            For the sixteen weeks ended:
                                               April 23,         April 24,
                                                 1995             1994
            Operating activities:

            Net income                            $4,610           $6,169
            Adjustments to reconcile net
               income to net cash provided
                by operating activities:
                Depreciation and amortization      6,925            6,307
                Provision for deferred income
                 taxes                               176              151
                Changes in operating assets
                 and liabilities:
                 Decrease (increase) in
                  receivables                        336             (710)
                 Decrease in inventories             260              265
                 Increase in prepaid expenses    (1,481)           (1,707)
                 Increase in deferred charges      (433)             (400)
                 Decrease (increase) in other
                  assets                              95             (118)
                 Decrease in accounts payable
                  and accrued expenses           (4,681)           (4,850)
                 Decrease in income taxes
                  payable                        (3,897)          (2,238)

            Net cash provided by operating
               activities                          1,910            2,869

            Investing activities:

            Proceeds from disposition of
               marketable securities              10,022          519,252
            Purchases of marketable securities   (3,750)         (521,485)
            Purchases of property and equipment  (5,758)          (11,424)

            Net cash provided by (used in)
               investing activities                  514          (13,657)





                                     (continued)


                                        Pg. 6





                            SBARRO, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                     (UNAUDITED)


                                                 (In thousands)
                                          For the sixteen weeks ended:
                                               April 23,         April 24,
                                                 1995             1994

            Financing activities:

            Proceeds from exercise of stock
               options                                73               65
            Cash dividends paid                  (7,116)           (5,955)

            Net cash used in financing
               activities                        (7,043)           (5,890)

            Decrease in cash and cash
               equivalents                       (4,619)          (16,678)

            Cash and cash equivalents
               at beginning of period            42,362            33,305

            Cash and cash equivalents
               at end of period                  $37,743          $16,627



            Supplemental disclosure of cash
               flow information:

            Cash paid during the period
               for income taxes                   $6,549           $5,650












              See notes to unaudited consolidated financial statements



                                        Pg. 7







                            SBARRO, INC. AND SUBSIDIARIES
                Notes to Unaudited Consolidated Financial Statements


            1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at April 23, 1995 and their consolidated results of operations and cash flows for the sixteen weeks ended April 23, 1995 and April 24, 1994 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1995.

            2. All share and per share data have been adjusted to give effect to a 3-for-2 stock split in the form of a 50% stock dividend distributed on September 22, 1994.























                                        Pg. 8





                            SBARRO, INC. AND SUBSIDIARIES

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

                      Results of Operations

                      The Company's business is subject to seasonal
            fluctuations, the effects of weather and economic conditions. Earnings have been highest in its fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Normally, the fourth fiscal quarter accounts for approximately 40% of net income for the year. In each of 1993 and 1994, the fourth quarter accounted for approximately 39% of the full year's net income. The length of the holiday shopping period between Thanksgiving and Christmas and the number of weeks in the fourth quarter can produce changes in the fourth quarter earnings relationship from year to year.

                      The following table provides information
            concerning the number of Company-owned and franchised restaurants in operation during each indicated period:

                                     16 Weeks  16 Weeks
                                       Ended     Ended           Fiscal Year
                                     04/23/95  04/24/94        1994      1993

            Company-owned restaurants:
             Opened during period        14         8           53        59
             Acquired from (sold to)
               franchisees during
                period-net                -         -            2         7
             Closed during period        (2)       (2)         (3)        (7)
             Open at end of period      579       521          567       515

            Franchised restaurants:
             Opened during period         9         7           38        24
             Purchased from (sold to)
               Company during period-net  -         -          (2)        (7)
             Closed or terminated
               during period              -        (6)         (8)       (14)
             Open at end of period      171       135          162       134

            All restaurants:
             Opened during period        23        15           91        83
             Closed or terminated
               during period             (2)       (8)        (11)       (21)
             Open at end of period      750       656          729       649

            In addition, franchisees operate seven kiosk/cart units.

                                        Pg. 9





            Restaurant sales from Company-owned units increased 9.1% to $82,285,000 for the sixteen weeks ended April 23, 1995 from $75,418,000 for the sixteen weeks ended April 24, 1994.
            This increase resulted primarily from an increase in the number of units in operation during the sixteen weeks ended April 23, 1995, and a .7% increase (from $75,087,000 in 1994 to $75,591,000 in 1995) in comparable unit sales. In March 1995, the Company selectively increased menu prices by less than 1%. In as much as these menu price increases were instituted in the later part of the quarter, they did not materially affect the comparison of sales to the prior year's quarter. Comparable restaurant sales are made up of sales at locations that were open during the entire current period and prior fiscal year.

            Franchise related income increased 4.0% to $1,510,000 for the sixteen weeks ended April 23, 1995 from $1,452,000 for the sixteen weeks ended April 24, 1994. This increase resulted from higher royalties due principally to a larger number of franchise units in operation in 1995.

            Interest income increased to $812,000 for the sixteen weeks ended April 23, 1995 from $541,000 for the sixteen weeks ended April 24, 1994. This increase was primarily due to larger amounts of cash invested and higher investment yields on invested cash and marketable securities in the current period over the comparable period in 1994.

            Cost of food and paper products as a percentage of restaurant sales increased to 21.9% for the sixteen weeks ended April 23, 1995 from 21.7% for the sixteen weeks ended April 24, 1994. This increase was primarily a result of higher paper product and certain food ingredient prices offset somewhat by lower cheese prices.

            Restaurant operating expenses - payroll and other employee benefits increased to 27.5% for the sixteen weeks ended April 23, 1995 from 26.2% of restaurant sales for the period ended April 24, 1994. This increase is primarily due to the higher cost of providing benefits to employees. Restaurant operating expenses - occupancy and other increased to 30.3% of restaurant sales from 28.7% for the same periods, respectively. This increase is principally attributable to rent and lease related charges which increased at a faster rate than sales.

            Depreciation and amortization expenses increased to $6,925,000 for the sixteen weeks ended April 23, 1995 from $6,307,000 for the sixteen weeks ended April 24, 1994 as a




                                       Pg. 10





            result of the number of additional Company-owned units in operation during the sixteen weeks ended April 23, 1995 over the number of units in operation during the comparable period in fiscal 1994.

            For the sixteen weeks ended April 23, 1995, general and administrative expenses were $5,085,000 or 6.0% of total revenues, compared to $3,916,000 or 5.1% of total revenues in the sixteen weeks ended April 24, 1994. The dollar increase was primarily a result of a provision of $200,000 for the closing of two stores, and increased costs associated with supervising and administering the additional restaurants in operation and adding management level personnel.

            The effective income tax rate for the sixteen weeks ended April 23, 1995 and April 24, 1994 was 38.4% and 38.5%, respectively.


            Liquidity and Capital Resources

            At April 23, 1995, the Company had cash, cash equivalents and marketable securities of approximately $70,089,000 and its working capital was approximately $46,667,000. Cash provided by operations for the sixteen weeks ended April 23, 1995 of $1,910,000 and a portion of the available working capital was used to purchase restaurant property and equipment of $5,758,000 and to pay two quarterly dividends aggregating $7,116,000. The Company believes, based on current projections, that its liquid assets presently on hand, together with cash generated from operations, should be sufficient for its presently contemplated operations, dividends and the purchase of property and equipment relating to its development of restaurants, as well as renovating and equiping the Company's new headquarters building.


            Dividends

            On February 23, 1995, the Company increased its quarterly dividend to $.19 per share, or an aggregate annual rate of $.76 per share. This dividend was paid on April 5, 1995 to shareholders of record on March 21, 1995, and amounted to $3,863,361.

            On May 25, 1995, the Company declared a quarterly cash dividend of $.19 per share. The cash dividend will be paid on July 6, 1995 to shareholders of record on June 21, 1995.



                                       Pg. 11





                            PART II.   OTHER INFORMATION

            Item 4.        Submission of Matters to a Vote of Security
                           Holders

            At the Company's 1995 Annual Meeting of Shareholders held on May 24, 1995, shareholders:

            (a) Elected the following to serve as Class 3 directors until the Company's 1998 Annual Meeting of Shareholders and until their respective successors are elected and qualified, by the following vote:
                                          For            Withheld
            Mario Sbarro            18,459,082                178,056
            Thomas J. Sandleitner   18,295,082                342,056
            Bernard Zimmerman       18,407,784                229,354

            (b) Ratified the action of the Board of Directors in appointing Arthur Andersen LLP as the Company's independent public accountants for the Company's fiscal year ending December 31, 1995, by the following vote:

                       For      Against   Abstain   Non-Votes
                    18,602,158   13,091    21,889        0

            Item 5.   Other Information

                 During the first quarter of fiscal 1995, the Company
            entered into a joint venture arrangement with two unaffiliated third parties for the purpose of developing and testing, in two to three locations, a steakhouse restaurant concept. The Company has a 40% interest in the joint venture and expects that its capital investment in this venture initially will not exceed $1,200,000.

            Item 6.   Exhibits and Reports on Form 8-K

                      (a)  Exhibits:  None

                      (b)  Reports on Form 8-K:

            The Company filed no Reports on Form 8-K during the quarter of the period covered by this Report. Subsequent to the end of the quarter, the Company filed Reports on Form 8-K dated (date of earliest event reported): (i) May 1, 1995 reporting under Item 5, Other events and Item 7, Financial Statements and Exhibits, which reported on a press release covering preliminary results for the first quarter of 1995 and (ii) May 9, 1995, reporting under Item 5, Other events, which reported that a shareholder had instituted a lawsuit against the Company and certain officers which seeks class action status. No financial statements were filed with those reports.
                                       Pg. 12






                                      SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SBARRO, INC.
                                          Registrant


            Date:     June 5, 1995        By:  /s/ Mario Sbarro



                                          Mario Sbarro
                                          Chairman of the Board



            Date:     June 5, 1995        By:  /s/ Robert S. Koebele



                                          Robert S. Koebele
                                          Vice President-Finance























                                       Pg. 13