Form 10-Q
period 1995-07-16
SBARRO INC
filed 1995-08-29
CIK 766004

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q

            / X /     Quarterly Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934

            For the quarter ended July 16, 1995   Commission File Number
                                                     1-8881



                                    SBARRO, INC.
               (Exact Name of Registrant as Specified in its Charter)



                      NEW YORK                            11-2501939
            (State or other jurisdiction               (I.R.S. Employer
               of incorporation or organization)     Identification No.)

            763 Larkfield Road, Commack, New York                  11725
             (Address of principal executive offices)         (Zip Code)

            Registrant's telephone number,
              including area code:                         (516)864-0200

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

            Class                    Outstanding at August 18, 1995

            Common Stock, $.01 par value            20,336,983









                                    SBARRO, INC.

                                   FORM 10-Q INDEX



            PART I.     FINANCIAL INFORMATION                      PAGES


            Consolidated Financial Statements:

                 Balance Sheets - July 16, 1995 (unaudited)
                   and January 1, 1995 . . . . . . . . . . . . . . . 3-4

                 Statements of Income (unaudited) - Twenty-Eight
                   Weeks ended July 16, 1995 and July 17, 1994
                   and Twelve Weeks ended July 16, 1995 and
                   July 17, 1994. . . . . . . . . . . . . . . . . . .5-6

                 Statements of Cash Flows (unaudited) - Twenty-Eight
                   Weeks ended July 16, 1995 and July 17, 1994. . . .7-8

                 Notes to Unaudited Consolidated Financial
                   Statements - July 16, 1995 . . . . . . . . . . . .  9

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . .10-13


            PART II.    OTHER INFORMATION . . . . . . . . . . . . . . 13



















                                        Pg. 2





                            SBARRO, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS



                                                      (In thousands)
                                                  July 16,    January 1,
                                                   1995          1995
                                                (unaudited)

            Current assets:
               Cash and cash equivalents          $50,560         $42,362
               Marketable securities               14,835          27,033

               Receivables:
                Franchisees                           535             445
                Other                               1,077           2,270

                                                    1,612           2,715

               Inventories                          2,424           2,792

               Prepaid expenses                     4,214           1,570

                Total current assets               73,645          76,472

            Marketable securities                  10,011          11,585

            Property and equipment, net           139,640         140,709

            Other assets:
               Deferred charges, net of accumulated
                amortization of $2,255,000 at
                July 16, 1995 and $1,548,000 at
                January 1, 1995                     1,946           1,874
               Other                                1,972           1,411

                                                    3,918           3,285

                                                 $227,214        $232,051








                                     (continued)

                                        Pg. 3





                            SBARRO, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     (In thousands)
                                               July 16,       January 1,
                                                 1995           1995
                                              (unaudited)
            Current liabilities:
               Accounts payable                 $7,946          $6,375
               Accrued expenses                 16,103          18,711
               Dividend payable                  -               3,253
               Income taxes                       1,470          4,862

                Total current liabilities        25,519         33,201


            Deferred income taxes                 19,644        19,270


            Shareholders' equity:
               Preferred stock, $1 par value;
                authorized 1,000,000 shares;
                none issued
               Common stock, $.01 par value;
                authorized 40,000,000 shares;
                issued and outstanding
                20,335,482 shares at July 16,
                1995 and 20,328,981 shares at
                January 1, 1995                      203           203
               Additional paid-in capital         30,169        30,066
               Retained earnings                 151,679       149,311

                                                 182,051       179,580


                                                $227,214       $232,051







              See notes to unaudited consolidated financial statements




                                        Pg. 4





                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                   (In thousands, except per share data)
                                    For the twenty-eight weeks ended:

                                                July 16,        July 17,
                                                  1995            1994
            Revenues:
               Restaurant sales                 $149,079        $136,913
               Franchise related income            2,834           2,589
               Interest income                     1,458             919
                Total revenues                   153,371         140,421

            Costs and expenses:
               Cost of food and paper products    32,656          29,634
               Restaurant operating expenses:
                Payroll and other employee
                 benefits                         39,951          35,190
                Occupancy and other               44,007          38,789
               Depreciation and amortization      12,308          11,037
               General and administrative          8,862           7,080
               Other income                        (743)            (801)
                Total costs and expenses         137,041         120,929

            Income before income taxes            16,330          19,492
            Income taxes                           6,235           7,485
            Net income                           $10,095         $12,007

            Per share data:
               Earnings per common and common
                equivalent share                   $0.50           $0.59

               Weighted average number of
                shares used in the
                computation                    20,333,048     20,300,864










              See notes to unaudited consolidated financial statements



                                        Pg. 5





                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                   (In thousands, except per share data)
                                         For the twelve weeks ended:

                                                July 16,        July 17,
                                                  1995            1994
            Revenues:
               Restaurant sales                  $66,794         $61,495
               Franchise related income            1,324           1,137
               Interest income                       646             378
                Total revenues                    68,764          63,010

            Costs and expenses:
               Cost of food and paper products    14,623          13,287
               Restaurant operating expenses:
                Payroll and other employee
                 benefits                         17,319          15,433
                Occupancy and other               19,098          17,173
               Depreciation and amortization       5,383           4,730
               General and administrative          3,777           3,164
               Other income                        (283)            (238)
                Total costs and expenses          59,917          53,549

            Income before income taxes             8,847           9,461
            Income taxes                           3,362           3,623
            Net income                            $5,485          $5,838

            Per share data:
               Earnings per common and common
                equivalent share                   $0.27          $0.29

               Weighted average number of
                shares used in the
                computation                    20,333,975     20,304,116







              See notes to unaudited consolidated financial statements





                                        Pg. 6





                            SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                 (In thousands)
                                       For the twenty-eight weeks ended:

                                               July 16,           July 17,
                                                 1995               1994
            Operating activities:

            Net income                           $10,095          $12,007
            Adjustments to reconcile net
               income to net cash provided
                by operating activities:
                Depreciation and amortization     12,308           11,037
                Provision for deferred income
                 taxes                               374              300
                Changes in operating assets
                 and liabilities:
                 Decrease (increase) in
                  receivables                      1,103             (22)
                 Decrease in inventories             368              321
                 Increase in prepaid expenses    (2,644)           (2,301)
                 Increase in deferred charges      (779)             (731)
                 Increase in other assets          (681)             (181)
                 Decrease in accounts payable
                  and accrued expenses           (1,037)           (3,259)
                 Decrease in income taxes
                  payable                        (3,392)             (699)

            Net cash decided by operating
               activities                         15,715           16,472

            Investing activities:

            Proceeds from maturities of
               marketable securities              13,772              -
            Proceeds from sales of
               marketable securities                   -          525,497
            Purchases of marketable securities         -        (527,407)
            Purchases of property and equipment (10,413)         (17,652)

            Net cash provided by (used in)
               investing activities                3,359         (19,562)



                                     (continued)


                                        Pg. 7





                            SBARRO, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                     (UNAUDITED)


                                                (In thousands)
                                       For the twenty-eight weeks ended:

                                               July 16,           July 17,
                                                 1995               1994
            Financing activities:

            Proceeds from exercise of stock
               options                               103              212
            Cash dividends paid                 (10,979)           (9,204)

            Net cash used in financing
               activities                       (10,876)           (8,992)

            Increase (decrease) in cash and
               cash equivalents                    8,198          (12,082)

            Cash and cash equivalents
               at beginning of period             42,362           33,305

            Cash and cash equivalents
               at end of period                  $50,560          $21,223



            Supplemental disclosure of cash
               flow information:

            Cash paid during the period
               for income taxes                   $9,253           $7,852












              See notes to unaudited consolidated financial statements



                                        Pg. 8






                            SBARRO, INC. AND SUBSIDIARIES
                Notes to Unaudited Consolidated Financial Statements


            1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at July 16, 1995 and their consolidated results of operations for the twenty-eight and twelve weeks ended July 16, 1995 and July 17, 1994 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1995.

            2. All share and per share data have been adjusted to give effect to a 3-for-2 stock split in the form of a 50% stock dividend distributed on September 22, 1994.
























                                        Pg. 9





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

                      The following table provides information
            concerning the number of Company-owned and franchised restaurants in operation during each indicated period:

                                     28      28      12      12
                                   Weeks    Weeks  Weeks    Weeks
                                   Ended    Ended  Ended    Ended  Fiscal Year
            Company-owned         7/16/95  7/17/94 7/16/95 7/17/94 1994   1993
               restaurants:
             Opened during period     27     13      13      5      53     59
             Acquired from (sold
               to) franchisees
                during period-net      -      1       -      1       2     7
             Closed during period     (6)    (3)     (4)    (1)     (3)    (7)
             Open at end of period   588    526     588    526     567   515

            Franchised restaurants:
             Opened during period     20     17      11     10      38    24
             Purchased from (sold
               to) Company during
                period-net             -     (1)      -     (1)     (2)   (7)
             Closed or terminated
               during period          (2)    (7)     (2)    (1)     (8)  (14)
             Open at end of period   180    143     180    143     162   134

            All restaurants:
             Opened during period     47     30      24     15      91    83
             Closed or terminated
               during period          (8)   (10)     (6)    (2)     (11) (21)
             Open at end of period   768    669     768    669      729  649

            In addition, franchisees operate seven kiosk/cart units.

                                       Pg. 10





            Restaurant sales from Company-owned units increased 8.9% to $149,079,000 for the twenty-eight weeks ended July 16, 1995 from $136,913,000 for the twenty-eight weeks ended July 17, 1994. Restaurant sales from Company-owned units increased 8.6% to $66,794,000 for the twelve weeks ended July 16, 1995 from $61,495,000 for the twelve weeks ended July 17, 1994. These increases resulted primarily from an increase in the number of units in operation during both periods of the current fiscal year and an increase in comparable unit sales of approximately .5% for the twenty-eight week period and .2% for the twelve week period. The 1995 comparable unit sales for the twenty-eight week period were $135,410,000 and for the twelve week period were $60,155,000. In March 1995, the Company selectively increased menu prices which effected sales by less than 1% in each of the reported periods. Comparable restaurant sales are made up of sales at locations that were open during the entire current period and entire prior fiscal year.

            Franchise related income increased 9.5% to $2,834,000 for the twenty-eight weeks ended July 16, 1995 from $2,589,000 for the twenty-eight weeks ended July 17, 1994. This increase resulted from higher royalties, due principally to a larger number of franchise units in operation in the current period than in the comparable period in 1994. Franchise related income increased 16.4% to $1,324,000 for the twelve weeks ended July 16, 1995 from $1,137,000 for the twelve weeks ended July 17, 1994. This increase resulted from higher royalties due to a larger number of franchise units in operation in the current period than in the comparable period in 1994, as well as an increase in the number of new franchise units resulting in higher initial franchise fees.

            Interest income increased to $1,458,000 for the twenty-eight weeks ended July 16, 1995 from $919,000 for the comparable period last year. Interest income increased to $646,000 for the twelve weeks ended July 16, 1995 from $378,000 for the comparable period of the prior year. These increases were due to larger amounts of cash invested and higher investment yields on invested cash and marketable securities in the current periods.

            Cost of food and paper products as a percentage of restaurant sales increased to 21.9% for the twenty-eight weeks ended July 16, 1995 from 21.6% for the twenty-eight weeks ended July 17, 1994. Cost of food and paper products as a percentage of restaurant sales increased to 21.9% for the twelve weeks ended July 16, 1995 from 21.6% for the twelve weeks ended July 17, 1994. The increases are


                                       Pg. 11





            primarily a result of higher prices of paper products and certain food ingredients.

            Restaurant operating expenses - payroll and other employee benefits increased to 26.8% of restaurant sales for the twenty-eight weeks ended July 16, 1995 from 25.7% for the twenty-eight weeks ended July 17, 1994 and increased to 25.9% for the twelve weeks ended July 16, 1995 from 25.1% for the twelve weeks ended July 17, 1994. These percentage increases are attributable to the higher costs of providing benefits to employees and a slower growth in comparable unit sales in 1995. Restaurant operating expenses - occupancy and other expenses increased to 29.5% for the twenty-eight weeks ended July 16, 1995 from 28.3% for the twenty-eight weeks ended July 17, 1994 and increased to 28.6% for the twelve weeks ended July 16, 1995 from 27.9% for the twelve weeks ended July 17, 1994. These percentage increases are principally attributable to rent and lease related charges increasing at a faster rate than sales.

            Depreciation and amortization expenses increased to $12,308,000 for the twenty-eight weeks ended July 16, 1995 from $11,037,000 for the twenty-eight weeks ended July 17, 1994. Depreciation and amortization expenses increased to $5,383,000 for the twelve weeks ended July 16, 1995 from $4,730,000 for the twelve weeks ended July 17, 1994. These increases are a result of the number of additional Company-owned units in operation during the twenty-eight and twelve weeks ended July 16, 1995 over the comparable periods in fiscal 1994.

            General and administrative expenses were $8,862,000 or 5.8% of total revenues for the twenty-eight weeks ended July 16, 1995 compared to $7,080,000 or 5% of total revenues for the twenty-eight weeks ended July 17, 1994. These increases were the result of a provision of $235,000 for the closing of restaurants, increased costs associated with supervising and administering the additional restaurants in operation and adding management level personnel. General and administrative expenses were $3,777,000 or 5.5% of total revenues for the twelve weeks ended July 16, 1995 compared to $3,164,000 or 5% for the twelve weeks ended July 17, 1994. These increases were principally a result of increased costs associated with supervising and administering the additional restaurants in operation and adding management level personnel.

            The effective income tax rate for the twenty-eight weeks ended July 16, 1995 was 38.2% and for July 17, 1994 was 38.4%.



                                       Pg. 12





            Liquidity and Capital Resources

            At July 16, 1995, the Company had cash and cash equivalents and marketable securities of approximately $75,406,000 and its working capital was approximately $48,126,000. Cash provided by operations for the twenty-eight weeks ended July 16, 1995 of $15,715,000 and a portion of the available working capital was used to purchase restaurant property and equipment of $10,413,000 and to pay three quarterly dividends aggregating $10,979,000. The Company believes, based on current projections, that its liquid assets presently on hand, together with cash generated from operations, should be sufficient for its presently contemplated operations, dividends and the purchase of property and equipment relating to its development of restaurants, as well as renovating and equipping the Company's new headquarters building.


            Dividends

            On February 23, 1995, the Company increased its quarterly cash dividend to $.19 per share, or an aggregate annual rate of $.76 per share. This dividend was paid on April 5, 1995 to shareholders of record on March 21, 1995, and amounted to $3,863,361.

            On May 25, 1995, the Company declared a quarterly cash dividend of $.19 per share. The cash dividend was paid on July 6, 1995 to shareholders of record on June 21, 1995, and amounted to $3,863,457.

            On August 23, 1995, the Company declared a quarterly cash dividend of $.19 per share. The cash dividend will be paid on October 5, 1995 to shareholders of record on September 21, 1995.






                            PART II.   OTHER INFORMATION

                                   Not applicable.








                                       Pg. 13









                                      SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SBARRO, INC.
                                          Registrant


            Date:     August 28, 1995     By:  /s/ Mario Sbarro



                                          Mario Sbarro
                                          Chairman of the Board



            Date:     August 28, 1995     By:  /s/ Robert S. Koebele



                                          Robert S. Koebele
                                          Vice President-Finance




















                                       Pg. 14