Form 10-Q
period 1995-10-08
SBARRO INC
filed 1995-11-21
CIK 766004

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q

            / X /     Quarterly Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934

            For the quarter ended October 8, 1995        Commission File
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

            Class                    Outstanding at November 17, 1995

            Common Stock, $.01 par value            20,342,233









                                    SBARRO, INC.

                                   FORM 10-Q INDEX



            PART I.     FINANCIAL INFORMATION                      PAGES


            Consolidated Financial Statements:

                 Balance Sheets - October 8, 1995 (unaudited)
                   and January 1, 1995 . . . . . . . . . . . . . . . 3-4

                 Statements of Income (unaudited) - Forty Weeks
                   ended October 8, 1995 and October 9, 1994
                   and Twelve Weeks ended October 8, 1995 and
                   October 9, 1994. . . . . . . . . . . . . . . . . .5-6

                 Statements of Cash Flows (unaudited) - Forty Weeks
                   ended October 8, 1995 and October 9, 1994. . . . .7-8

                 Notes to Unaudited Consolidated Financial
                   Statements - October 8, 1995 . . . . . . . . . . .  9

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . .10-13


            PART II.    OTHER INFORMATION . . . . . . . . . . . . . . 14



















                                        Pg. 2





                            SBARRO, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS



                                                      (In thousands)
                                                  October 8,  January 1,
                                                     1995        1995
                                                 (unaudited)

            Current assets:
               Cash and cash equivalents          $61,369         $42,362
               Marketable securities                7,043          27,033

               Receivables:
                Franchisees                           516             445
                Other                                 980           2,270

                                                    1,496           2,715

               Inventories                          2,411           2,792

               Prepaid expenses                     5,242           1,570

                Total current assets               77,561          76,472

            Marketable securities                  10,000          11,585

            Property and equipment, net           138,067         140,709

            Other assets:
               Deferred charges, net of accumulated
                amortization of $2,627,000 at
                October 8, 1995 and $1,548,000 at
                January 1, 1995                     1,891           1,874
               Other                                3,305           1,411

                                                    5,196           3,285

                                                 $230,824        $232,051








                                     (continued)

                                        Pg. 3





                            SBARRO, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     (In thousands)
                                               October 8,     January 1,
                                                 1995           1995
                                              (unaudited)
            Current liabilities:
               Accounts payable                 $5,433          $6,375
               Accrued expenses                 17,271          18,711
               Dividend payable                  -               3,253
               Income taxes                       1,755          4,862

                Total current liabilities        24,459         33,201


            Deferred income taxes                 19,943        19,270


            Shareholders' equity:
               Preferred stock, $1 par value;
                authorized 1,000,000 shares;
                none issued
               Common stock, $.01 par value;
                authorized 40,000,000 shares;
                issued and outstanding
                20,342,233 shares at October 8,
                1995 and 20,328,981 shares at
                January 1, 1995                      203           203
               Additional paid-in capital         30,280        30,066
               Retained earnings                 155,939       149,311

                                                 186,422       179,580


                                                $230,824       $232,051







              See notes to unaudited consolidated financial statements





                                        Pg. 4





                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                   (In thousands, except per share data)
                                         For the forty weeks ended:

                                                October 8,     October 9,
                                                    1995          1994
            Revenues:
               Restaurant sales                 $222,632        $204,823
               Franchise related income            4,328           3,982
               Interest income                     2,200           1,392
                Total revenues                   229,160         210,197

            Costs and expenses:
               Cost of food and paper products    48,673          44,179
               Restaurant operating expenses:
                Payroll and other employee
                 benefits                         57,738          51,589
                Occupancy and other               64,084          57,142
               Depreciation and amortization      17,815          16,023
               General and administrative         12,469           9,850
               Other income                      (1,054)          (1,080)
                Total costs and expenses         199,725         177,703

            Income before income taxes            29,435          32,494
            Income taxes                          11,215          12,426
            Net income                           $18,220         $20,068

            Per share data:
               Earnings per common and common
                equivalent share                   $0.90           $0.99

               Weighted average number of
                shares used in the
                computation                    20,334,921     20,305,727










              See notes to unaudited consolidated financial statements



                                        Pg. 5





                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                   (In thousands, except per share data)
                                         For the twelve weeks ended:

                                                October 8,     October 9,
                                                   1995           1994
            Revenues:
               Restaurant sales                  $73,553         $67,910
               Franchise related income            1,494           1,393
               Interest income                       742             473
                Total revenues                    75,789          69,776

            Costs and expenses:
               Cost of food and paper products    16,017          14,545
               Restaurant operating expenses:
                Payroll and other employee
                 benefits                         17,784          16,400
                Occupancy and other               20,080          18,352
               Depreciation and amortization       5,507           4,986
               General and administrative          3,607           2,770
               Other income                        (311)            (279)
                Total costs and expenses          62,684          56,774

            Income before income taxes            13,105          13,002
            Income taxes                           4,980           4,941
            Net income                            $8,125          $8,061

            Per share data:
               Earnings per common and common
                equivalent share                   $0.40          $0.40

               Weighted average number of
                shares used in the
                computation                    20,339,284     20,316,587







              See notes to unaudited consolidated financial statements





                                        Pg. 6





                            SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                   (In thousands)
                                              For the forty weeks ended:

                                              October 8,        October 9,
                                                 1995              1994
            Operating activities:

            Net income                           $18,220          $20,068
            Adjustments to reconcile net
               income to net cash provided
                by operating activities:
                Depreciation and amortization     17,815           16,023
                Provision for deferred income
                 taxes                               673              490
                Changes in operating assets
                 and liabilities:
                 Decrease (increase) in
                  receivables                      1,219             (429)
                 Decrease in inventories             381              359
                 Increase in prepaid expenses    (3,672)           (3,118)
                 Increase in deferred charges    (1,087)           (1,144)
                 Increase in other assets        (2,076)             (222)
                 Decrease in accounts payable
                  and accrued expenses           (2,382)           (3,837)
                 Decrease in income taxes
                  payable                        (3,107)             (902)

            Net cash provided by operating
               activities                         25,984           27,288

            Investing activities:

            Proceeds from maturities of
               marketable securities              21,575              -
            Proceeds from sales of
               marketable securities                   -          525,980
            Purchases of marketable securities         -        (527,555)
            Purchases of property and equipment (13,921)         (25,002)

            Net cash provided by (used in)
               investing activities                7,654         (26,577)



                                     (continued)


                                        Pg. 7





                            SBARRO, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                     (UNAUDITED)


                                                    (In thousands)
                                              For the forty weeks ended:

                                               October 8,       October 9,
                                                  1995            1994
            Financing activities:

            Proceeds from exercise of stock
               options                               214              453
            Cash dividends paid                 (14,845)           (9,204)

            Net cash used in financing
               activities                       (14,631)           (8,751)

            Increase (decrease) in cash and
               cash equivalents                   19,007           (8,040)

            Cash and cash equivalents
               at beginning of period             42,362           33,305

            Cash and cash equivalents
               at end of period                  $61,369          $25,265



            Supplemental disclosure of cash
               flow information:

            Cash paid during the period
               for income taxes                   $13,355         $12,701












              See notes to unaudited consolidated financial statements



                                        Pg. 8






                            SBARRO, INC. AND SUBSIDIARIES
                Notes to Unaudited Consolidated Financial Statements


            1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at October 8, 1995 and their consolidated results of operations for the forty and twelve weeks ended October 8, 1995 and October 9, 1994 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1995.




























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

                      The following table provides information
            concerning the number of Company-owned and franchised restaurants in operation during each indicated period:

                                     40      40      12      12
                                   Weeks    Weeks  Weeks    Weeks
                                   Ended    Ended  Ended    Ended  Fiscal Year
            Company-owned         10/8/95  10/9/94 10/8/95 10/9/94 1994   1993
               restaurants:
             Opened during period     37     27      10     14      53     59
             Acquired from (sold
               to) franchisees
                during period-net      -      1       -      -       2     7
             Closed during period     (6)    (3)      -      -      (3)    (7)
             Open at end of period   598    540     598    540     567   515

            Franchised restaurants:
             Opened during period     30     35      10     18      38    24
             Purchased from (sold
               to) Company during
                period-net             -     (1)      -      -      (2)   (7)
             Closed or terminated
               during period          (2)    (8)      -     (1)     (8)  (14)
             Open at end of period   190    160     190    160     162   134

            All restaurants:
             Opened during period     67     62      20     32      91    83
             Closed or terminated
               during period          (8)   (11)      -     (1)    (11)  (21)
             Open at end of period   788    700     788    700     729   649

            In addition, during the 1995 twelve week period, a franchisee opened a kiosk/cart unit bringing the total to eight units.
                                       Pg. 10





            Restaurant sales from Company-owned units increased 8.7% to $222,632,000 for the forty weeks ended October 8, 1995 from $204,823,000 for the forty weeks ended October 9, 1994. Restaurant sales from Company-owned units increased 8.3% to $73,553,000 for the twelve weeks ended October 8, 1995 from $67,910,000 for the twelve weeks ended October 9, 1994. These increases resulted primarily from an increase in the number of units in operation during both periods of the current fiscal year (see table on page 10) and an increase in comparable unit sales of approximately .5% for both the forty and twelve week periods. The 1995 comparable unit sales for the forty week period were $200,853,000 and for the twelve week period were $65,462,000. In March 1995, the Company selectively increased menu prices which affected sales by less than 1% in each of the reported periods. Comparable restaurant sales are made up of sales at locations that were open during the entire current year and entire prior fiscal year.

            Franchise related income increased 8.7% to $4,328,000 for the forty weeks ended October 8, 1995 from $3,982,000 for the forty weeks ended October 9, 1994. Franchise related income increased 7.3% to $1,494,000 for the twelve weeks ended October 8, 1995 from $1,393,000 for the twelve weeks ended October 9, 1994. These increases resulted from higher royalties due to a larger number of franchise units in operation in the current period than in the comparable period in 1994 (see table on page 10).

            Interest income increased to $2,200,000 for the forty weeks ended October 8, 1995 from $1,392,000 for the comparable period last year. Interest income increased to $742,000 for the twelve weeks ended October 8, 1995 from $473,000 for the comparable period of the prior year. These increases were due to larger amounts of cash invested and higher investment yields on invested cash and marketable securities in the current periods.

            Cost of food and paper products as a percentage of restaurant sales increased to 21.9% for the forty weeks ended October 8, 1995 from 21.6% for the forty weeks ended October 9, 1994. Cost of food and paper products as a percentage of restaurant sales increased to 21.8% for the twelve weeks ended October 8, 1995 from 21.4% for the twelve weeks ended October 9, 1994. The increases are primarily a result of higher prices of paper products.






                                       Pg. 11





            Restaurant operating expenses - payroll and other employee benefits increased to 25.9% of restaurant sales for the forty weeks ended October 8, 1995 from 25.2% for the forty weeks ended October 9, 1994. This percentage increase is attributable to the higher costs of providing benefits to employees and a slower growth in comparable unit sales in 1995. Restaurant operating expenses - payroll and other employee benefits for the twelve weeks ended October 8, 1995 and October 9, 1994 were 24.2% in each period. Restaurant operating expenses - occupancy and other expenses increased to 28.8% for the forty weeks ended October 8, 1995 from 27.9% for the forty weeks ended October 9, 1994 and increased to 27.3% for the twelve weeks ended October 8, 1995 from 27.0% for the twelve weeks ended October 9, 1994. These percentage increases are principally attributable to rent and lease related charges increasing at a faster rate than sales.

            Depreciation and amortization expenses increased to $17,815,000 for the forty weeks ended October 8, 1995 from $16,023,000 for the forty weeks ended October 9, 1994. Depreciation and amortization expenses increased to $5,507,000 for the twelve weeks ended October 8, 1995 from $4,986,000 for the twelve weeks ended October 9, 1994.
            These increases are a result of the number of additional Company-owned units in operation during the forty and twelve weeks ended October 8, 1995 over the comparable periods in fiscal 1994.

            General and administrative expenses were $12,469,000 or 5.4% of total revenues for the forty weeks ended October 8, 1995 compared to $9,850,000 or 4.7% of total revenues for the forty weeks ended October 9, 1994. These increases were the result of a provision of $235,000 for the closing of restaurants, increased costs associated with supervising and administering the additional restaurants in operation and adding management level personnel. General and administrative expenses were $3,607,000 or 4.8% of total revenues for the twelve weeks ended October 8, 1995 compared to $2,770,000 or 4.0% for the twelve weeks ended October 9, 1994. These increases were principally a result of increased costs associated with supervising and administering the additional restaurants in operation.

            The effective income tax rate for the forty weeks ended October 8, 1995 was 38.1% and for October 9, 1994 was 38.2%.







                                       Pg. 12





            Liquidity and Capital Resources

            At October 8, 1995, the Company had cash and cash equivalents and marketable securities of approximately $78,412,000 and its working capital was approximately $53,102,000. Cash provided by operations for the forty weeks ended October 8, 1995 of $25,984,000 and a portion of the available working capital was used to purchase restaurant property and equipment of $13,921,000 and to pay four quarterly dividends aggregating $14,845,000. The Company believes, based on current projections, that its liquid assets presently on hand, together with cash generated from operations, should be sufficient for its presently contemplated operations, dividends and the purchase of property and equipment relating to its development of restaurants, as well as renovating and equipping the Company's new headquarters building.


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

            On August 23, 1995, the Company declared a quarterly cash dividend of $.19 per share. The cash dividend was paid on October 5, 1995 to shareholders of record on September 21, 1995, and amounted to $3,865,024.

            On November 21, 1995, the Company declared a quarterly cash dividend of $.19 per share. The cash dividend will be paid on January 5, 1996 to shareholders of record on December 21, 1995.












                                       Pg. 13





                            PART II.   OTHER INFORMATION


            Item 5.   Other Information

                 In September 1995, the joint venture formed for the
            purpose of developing a steakhouse restaurant concept (as reflected in the Company's Report on Form 10-Q for the quarter ended April 23, 1995) opened its first location, under the name Boulder Creek, in Syosset, New York. A second Boulder Creek restaurant is expected to open in early 1996.

                 During the third quarter of fiscal 1995, the Company
            entered into a joint venture arrangement with two unaffiliated third parties for the purpose of developing a moderately priced casual Italian-style restaurant concept. The Company may use the name ``Bice'' in certain locations under a license obtained as part of the formation of the joint venture. The Company has a 70% interest in this venture. The first restaurant was opened in New York City on November 16, 1995.































                                       Pg. 14








                                      SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SBARRO, INC.
                                          Registrant


            Date:     November 21, 1995   By:  /s/ Mario Sbarro



                                          Mario Sbarro
                                          Chairman of the Board



            Date:     November 21, 1995   By:  /s/ Robert S. Koebele



                                          Robert S. Koebele
                                          Vice President-Finance




















                                       Pg. 15