Form 10-K
period 1995-12-31
SBARRO INC
filed 1996-04-01
CIK 766004

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

            / X / Annual Report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 1995

            /  / Transition Report pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934
                 For the transition period from          to

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

            Registrant's telephone number, including
            area code:                                    (5l6) 864-0200


             Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each Exchange on
            Title of each class                       which Registered
            Common Stock, par value $.01
            per share                          New York Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act:
                                        None

                 Indicate by check mark whether the registrant (1) has
            filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
            days.  Yes      X          No





                 Indicate by check mark if disclosure of delinquent
            filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

                 The aggregate market value of Common Stock held by non-
            affiliates of the registrant as of March 15, 1996 was approximately $302,000,000.

                 The number of shares of Common Stock of the  registrant
            outstanding as of March 15, 1996 was 20,348,735.


                         DOCUMENTS INCORPORATED BY REFERENCE

                 Portions  of  the  Proxy   Statement  to  be  used   in
            connection with the registrant's 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.





                                    SBARRO, INC.


                                       PART I


            ITEM 1.  BUSINESS

                      Sbarro, Inc., a New York corporation, was
            organized in 1977 and is the successor to a number of family food and restaurant businesses developed and operated by the Sbarro family. The Company has established wholly-owned subsidiaries to operate its restaurants in various geographic areas and to conduct its franchising business.
            As used in this report, the term "Company" refers to Sbarro, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

                      General

                      The Company and its subsidiaries develop and
            operate or franchise an international chain of family-style Italian restaurants under the "Sbarro", "Sbarro The Italian Eatery" and "Cafe Sbarro" names. Sbarro restaurants are family-oriented cafeteria-style restaurants featuring a menu of popular Italian food, including pizza with a variety of toppings, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, cheesecake and other desserts.

                      As of December 31, 1995, there were 771 Sbarro
            restaurants, located in 47 states throughout the United States, as well as Australia, Belgium, Canada, Chile, the District of Columbia, France, Israel, Kuwait, Lebanon, the Philippines, Puerto Rico, Qatar, Saudi Arabia and the United Kingdom. At that date, the Company owned and operated 571 restaurants and franchised 200 restaurants. Most Sbarro restaurants are located in shopping malls. In addition, the Company and its franchisees have opened restaurants at downtown locations, on toll roads, and in strip shopping centers, sports arenas, hospitals, convention centers, universities and airports. In addition, kiosks have been introduced in certain selected markets. The Company continues to develop franchise opportunities in domestic and foreign markets.

                      Restaurant Expansion

                      The Company has expanded significantly in recent
            years, growing from 457 restaurants at the beginning of 1991 to 771 at the end of 1995. During 1995, 84 new Sbarro restaurants were opened, of which 44 were Company-owned and 40 were franchised. In addition, 40 Company-owned units and two franchised units were closed.

                      During 1996, the Company plans to open
            approximately 80 - 90 restaurants, of which approximately 40
            - 45 are expected to be Company-owned and the balance are expected to be franchised. The actual number of openings will depend on the Company's ability to locate appropriate sites, negotiate acceptable lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly personnel.

                      The Company continues to expand the basic Sbarro
            concept outside of the shopping mall environment by opening Company and franchised restaurants on toll roads, in strip shopping centers, sports arenas, hospitals, convention centers, universities, airports and in transportation hubs. The Company and its franchisees also operate restaurants in downtown areas of major U. S. cities such as New York, Boston, Chicago and Philadelphia.


                      The following table indicates the number of
            Company-owned and franchised restaurants during each of the years from 1991 through 1995.
                                                         Fiscal Year

                                              1995  1994 1993 1992 1991
            Company-owned restaurants:
             Opened during period              44    53   59   58   63
             Acquired from [sold to]
              franchisees during period - net   -     2    7   [1]   2
             Closed during period  (*)        [40]   [3]  [7] [13]  [1]
             Open at end of period            571   567  515  456  412

            Franchised restaurants:
             Opened during period  (**)        40    38   24   26   19
             Purchased from [sold to]
              Company during period - net       -    [2]  [7]   1   [2]
             Closed or terminated during
              period                           [2]   [8] [14] [14]  [8]
             Open at end of period            200   162  134  131  118

            All restaurants:
             Opened during period              84    91   83   84   82
             Closed or terminated during
              period                          [42]  [11] [21] [27]  [9]
             Open at end of period            771   729  649  587  530

            (*) In 1995, the Company closed 40 Company-owned restaurants. The costs associated with the closing of these restaurants was provided for in the 1995 financial statements. See Note A to "Selected Financial Data" in Item 6 of this Report and ``Management's Discussion and Analysis of Financial Condition and Results of Operations'' in Item 7 of this report.

            (**) In 1995, 1994, 1993 and 1992, Company franchisees opened one, two, two and five kiosk units, respectively. In addition, in 1994 the Company's franchisees closed one kiosk unit and one unit now operates as a food court. These kiosk units are in addition to the restaurants contained in the above table.

                      Concept and Menu

                      Most Sbarro restaurants are in enclosed shopping
            malls and are either "in-line" or "food court" locations.
            As of December 31, 1995, there were 241 "in-line" restaurants, which are self-contained restaurants usually occupying approximately 1,500-3,000 square feet, containing the space and furniture to seat approximately 60-120 people and employing 10-40 persons, including part-time personnel. At that date, there were also 524 "food court" restaurants, which are primarily located in areas of shopping malls designated exclusively for restaurant use and share a common dining area provided by the mall. These restaurants are generally smaller in size, occupy approximately 500-1,000 square feet, contain only enough space for kitchen and service areas, have a more limited menu than an "in-line" restaurant and employ 6-30 persons, including part-time personnel. A franchisee operates five free-standing units in the Middle East, two of which are in Saudi Arabia and two in Kuwait and one in Qatar. In addition, a franchisee operates a free-standing unit in Puerto Rico.

                      The Company's restaurants are generally open seven
            days a week serving lunch, dinner and, in limited locations, breakfasts, with hours conforming to the hours of the major department stores or other large retailers in the mall or trade area. Typically, mall restaurants are open to serve customers 10 to 12 hours a day, except on Sunday, when mall hours may be more limited. For Company-owned restaurants open a full year, average sales in 1995 and 1994 were $702,000 and $682,000, respectively, for "in-line" restaurants and $487,000 and $507,000, respectively, for "food court" restaurants.

                      Sbarro restaurants are family-oriented, featuring
            a menu of popular Italian food, including pizza with a variety of toppings, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, cheesecake and other desserts. In addition to soft drinks, some of the larger restaurants serve beer and wine, although alcoholic beverage sales are not emphasized.

                      Food is prepared according to special recipes
            developed by the Sbarro family. Emphasis is placed on serving generous portions of quality Italian-style food at modest prices. Entree selections, excluding pizza, generally range in price from $2.99 to $5.29. The Company believes that pizza, which is sold predominantly by the slice, and other pizza items account for approximately one-half of restaurant sales.

                      Sbarro restaurants offer quick, efficient,
            friendly cafeteria-style and buffet service designed to minimize customer waiting time and facilitate table turnover. The decor of a Sbarro restaurant incorporates a contemporary motif, with booth and table seating (for "in-line" restaurants), complemented by the feeling of a traditional Italian delicatessen, often with hanging replicas of cheeses, salamis, prosciutto hams and other Italian specialties.

                      All food products are prepared fresh daily in each
            restaurant. Pastries are purchased locally, and the Company's cheesecakes are prepared in its original kitchen located in Brooklyn, New York. Substantially all of the food ingredients and related restaurant supplies used by the restaurants are purchased from a national independent wholesale food distributor, while breads, produce, fresh dairy and certain meat products are purchased locally for each restaurant. The Company requires that the distributor adhere to established product specifications for all food products sold to its restaurants. The Company believes that there are other distributors who would be able to service the Company's needs and that satisfactory alternative sources of supply are generally available for all items regularly used in the restaurants.


                      Restaurant Management

                      Each Sbarro restaurant is managed by one General
            Manager and one or two Co-managers or Assistant Managers. Managers are required to participate in Company training sessions in restaurant management and operations prior to the assumption of their duties. In addition, each restaurant manager is required to comply with an extensive operations manual containing procedures for assuring uniformity of operations and consistent high quality of products.

                      The Company has a Restaurant Management Bonus
            Program which provides the management teams of Company-owned restaurants with the opportunity to receive cash bonuses based on a percentage of the operating profits of the restaurants and other performance related criteria.

                      The Company also employs 65 - 70 Area Directors,
            each of whom is typically responsible for the operations of 7 - 15 Company-owned restaurants in a given area. Before each new restaurant opening, the Company assigns an Area Director to coordinate opening procedures. Each Area Director reports to one of seven Regional Vice-Presidents. The Regional Vice-Presidents recruit, train and supervise the managerial and staff employees of all Company-owned restaurants. The Regional Vice-Presidents report to one of two Vice-Presidents of Operations. The Vice-Presidents of Operations coordinate the activities of the Regional Vice-Presidents assigned to their areas of responsibility and act as liaisons with the corporate office.


                      Franchise Development

                      The Company continues to emphasize expansion
            through Company-owned units. In addition, increased growth in franchise operations is anticipated through the establishment of new restaurants by new franchisees and by existing franchisees capable of multi-unit operations. The Company relies principally upon its reputation and the strength of its existing restaurants to attract new franchisees.

                      As of December 31, 1995, the Company had 200
            franchised restaurants operated by 65 franchisees in 28 states, Australia, Belgium, Canada, Chile, France, Israel, Kuwait, Lebanon, the Philippines, Puerto Rico, Qatar, Saudi Arabia and the United Kingdom.

                      Prior to 1995, territorial agreements, which grant
            exclusive geographic development rights for a specified time period to franchisees, were entered into for Puerto Rico (including portions of the Caribbean Basin), the Netherlands, Luxembourg, Belgium, Northern France, Chile and Israel. In 1995, an additional Territorial Agreement was entered into for Korea and in early 1996 for Japan. The Company is in discussion regarding territorial agreements for Russia, the Bahamas, China, Hong Kong and South Africa.

                      In addition, the Company has agreements with
            Marriott Corporation and Concession Air Corporation covering the franchising in the United States of Sbarro units on certain toll roads and at certain airports and universities.

            It also has a relationship with Forte PLC (formerly
            Trusthouse Forte) for the franchising of Sbarro units on motorways and at airports in the United Kingdom.

                      The Company is presently considering additional
            franchise opportunities in the United States and other countries.

                      The Company's basic franchise agreement generally
            requires payment of an initial license fee of $35,000 and requires continuing payments of fees of 5% - 7% of gross revenues (which includes total receipts from all sales less applicable sales taxes). Franchise agreements entered into prior to 1988 generally have an initial term of 15 years with the franchisee having a 5-year renewal option, provided that the agreement has not been previously terminated by either party for specified reasons. Since 1988, the Company has required the franchise agreements to be coterminous with the underlying lease, but generally not less than ten nor more than twenty years. Since 1990, the Company has granted a renewal option subject to certain conditions, including a remodel or image enhancement requirement. Franchise agreements granted under Territorial Agreements contain negotiated terms and conditions other than those contained in the Company's basic franchise agreement. The Company retains the right to terminate a franchisee for a variety of reasons, including insolvency or bankruptcy, failure to operate the restaurant according to standards, understatement of gross receipts, failure to pay fees, or material misrepresentation on an application for a franchise.

                 New Ventures

                 During 1995, the Company entered into joint venture
            arrangements for the purpose of developing three potential new restaurant concepts. The first venture is developing a casual dining chain in a Rocky Mountain steakhouse motif. This venture, in which the Company has a 40% interest, presently operates two restaurants under the name Boulder Creek Steaks and Saloon, with a third restaurant under development. The second venture, in which the Company has a 70% interest, is developing a moderately priced, table service restaurant chain featuring an Italian Mediterranean menu under the name Bice Mediterranean Grille. Three restaurants in New York City and Long Island, New York are currently under development by this venture. The third venture is a family restaurant concept under the name Umberto's of New Hyde Park featuring pizza and other Italian-style foods with table and take-out service. The Company has an 80% interest in this venture, whose first unit is currently under development. The Company intends to use 1996 to study the initial results of these three concepts for the purpose of evaluating their potential for future growth.

                 Employees

                      As of December 31, 1995, the Company employed
            approximately 7,700 persons, of whom approximately 2,600 were full-time field and restaurant personnel, 4,930 were part-time restaurant personnel and 170 were Headquarters Office personnel. None of the Company's employees are covered by collective bargaining agreements. The Company believes its employee relations are satisfactory.

                 Competition

                      The restaurant business is highly competitive with
            respect to price, service, location and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. There is active competition for management personnel and attractive commercial shopping mall, center city and other locations suitable for restaurants. The Company competes in each market with locally-owned restaurants as well as with national and regional restaurant chains.

                 Trademarks

                      The "Sbarro", "Cafe Sbarro", and "Sbarro The
            Italian Eatery" service marks are registered with the United States Patent and Trademark Office for terms presently expiring in 2004, 2001 and 2006, respectively. Registered service marks may continually be renewed for 10 year periods. The Company has also filed applications to register or has registered "Sbarro", "Cafe Sbarro" and "Sbarro The Italian Eatery" in several other countries. The Company believes that these marks continue to be materially important to the Company's business.

                 Governmental Regulation

                      The Company is subject to various Federal, state
            and local laws affecting its business. The restaurants of the Company and its franchisees are subject to a variety of regulatory provisions relating to wholesomeness of food, sanitation, health, safety and, in certain cases, licensing of the sale of alcoholic beverages.

                      The Company is also subject to a substantial
            number of state laws and regulations governing the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards to the relationship between franchisor and franchisee. The Company is also subject to Federal Trade Commission regulations governing disclosure requirements in the sale of franchises.

                      The Fair Labor Standards Act, governing such
            matters as minimum wage requirements, overtime, employment of minors and other working conditions, is applicable to the Company.

            ITEM 2.  PROPERTIES

                      All Sbarro restaurants are operated in leased
            premises. As of December 31, 1995, the Company leased 601 restaurants, of which 30 were subleased to franchisees under terms which cover all obligations of the Company under the lease. The remaining franchisees directly lease their restaurant spaces. Most of the Company's restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents generally ranging from 6% to 10% of net restaurant sales in excess of stipulated amounts. Leases to which the Company was a party at December 31, 1995 have initial terms expiring as follows:


            Years Initial Lease  Number of Company- Number of Franchised
               Terms Expire       owned Restaurants      Restaurants


                1996                   16                    4
                1997 - 1999           134                   10
                2000 - 2004           321                   16
                2005 - 2013           100                    -


                      Since May 1986, the Company's Headquarters have
            been located in a two-story 20,000 square foot office building located in Commack, New York, which is subleased for a period of fifteen years from a partnership owned by certain shareholders of the Company at an annual base rental of $298,000 until April 1996, and $337,000 thereafter. In addition, the Company pays real estate taxes, utilities, insurance and certain other expenses for the facility.

                      In March 1994, the Company purchased a 100,000
            square foot office building in Melville, New York, for $5,350,000. The Company is in the process of refurbishing the building at an estimated cost of approximately $7 million and intends to occupy a portion of the building in late 1996 as its Corporate Headquarters and lease the remainder of the building.


            ITEM 3.  LEGAL PROCEEDINGS

                      From time to time the Company is a party to
            certain claims and legal proceedings in the ordinary course of business. There are no pending claims or proceedings which, in the opinion of the Company, would have a material adverse effect on the Company's financial position or results of operations.



            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      Not applicable.


                                       PART II


            ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED SHAREHOLDER MATTERS


                      Effective September 23, 1994, the Company's Common
            Stock was listed on the New York Stock Exchange (under the symbol ``SBA'') and its listing was withdrawn from the American Stock Exchange. The range of high and low sales prices on the New York Stock Exchange and the American Stock Exchange for the last two fiscal years is as follows:


                      1995                               1994

            Quarter      High      Low         Quarter   High      Low
            Ended                              Ended

            April 23     $27.88   $22.75      April 24   $29.50   $21.92
            July 16      $26.00   $19.88      July 17    $25.83   $21.33
            October 8    $25.00   $21.50      October 9  $25.63   $22.58
            December 31  $23.25   $20.88      January 1  $26.00   $21.25


                      As of March 1, 1996 there were approximately 630
            holders of record of the Company's Common Stock, exclusive of shareholders whose shares were held by brokerages, depositories and other institutional firms in "street name" for their customers.

                      In 1995 and 1994, the Company declared quarterly
            dividends of $.19 per share and $.16 per share, respectively, aggregating $.76 per share and $.64 per share for the respective years. On February 22, 1996, the Company's Board of Directors declared an increase in the quarterly dividend to $.23 per share, beginning with the quarterly cash dividend to be paid on April 3, 1996 to shareholders of record on March 19, 1996.

                      All share and per share data have been adjusted to
            give effect to a 3-for-2 stock split in the form of a 50% stock dividend distributed on September 22, 1994 to shareholders of record on September 9, 1994.


            ITEM 6.  SELECTED FINANCIAL DATA

                 The following Selected Financial Data should be read in
            conjunction with Management's Discussion and Analysis included in Item 7 of this Report and the consolidated financial statements of the Company and the related notes included in Item 8 of this Report, which consolidated financial statements have been audited and reported on by Arthur Andersen LLP, independent public accountants.

                                          Years Ended
            Income Statement Data:             Dec. 31,Jan. 1,  Jan. 2,Jan.3,  Dec. 29,
                                                 1995   1995     1994   1993      1991

                         (In thousands, except share and per share data)

            Revenues:
             Restaurant sales              $310,132 $288,808  $259,213$231,796 $203,959
             Franchise related income         5,942    5,234     4,758   4,433    4,066
             Interest income                  3,081    1,949     1,579   1,319    1,796
                                            319,155  295,991   265,550 237,548  209,821

            Costs and expenses:
             Cost of food and paper products 67,361   61,877    55,428  51,078   44,346
             Restaurant operating expenses:
              Payroll & other employee benefits78,342 70,849    64,653  57,555   49,819
              Occupancy & other expenses     84,371   76,353    68,241  62,819   53,042
             Depreciation and amortization  23,630    21,674    18,599  16,174   15,138
             General and administrative      16,089   13,319   12,913   12,388   10,593
             Provision for unit closings
              (Note A)                       16,400        0        0        0    2,050
             Other income                   (1,359)  (1,351)   (1,244) (1,287)   (1,214)
                                            284,834  242,721   218,590 198,727  173,774

            Income before income taxes and
             cumulative effect of change in
             method of accounting for
             income taxes                    34,321   53,270   46,960   38,821   36,047
            Income taxes                     13,042   20,244   18,612   14,752   14,217





            Income before cumulative
             effect of accounting change     21,279   33,026   28,348   24,069   21,830
            Cumulative effect of change
             in method of accounting for
            income taxes                          -        -    1,010        -
            Net income  (Note A)            $21,279  $33,026  $29,358  $24,069  $21,830

            Per share data:
             Earnings per common and
             common equivalent share
             before cumulative effect of
             change in method of accounting
             for income taxes                 $1.05    $1.63    $1.40    $1.18    $1.07
             Cumulative effect of change
             in method of accounting for
             income taxes                         -        -     0.05        -        -
            Earnings per common and common
             equivalent share (Notes A & B)   $1.05    $1.63    $1.45    $1.18    $1.07

            Dividends declared                $0.76    $0.64    $0.52        -        -

            Weighted average number of shares
             used in the computation
             (Note B)                20,336,809 20,310,283  20,280,816  20,322,863 20,372,776

                                               Dec. 31,Jan. 1,  Jan. 2,Jan.,  Dec. 29,
            Balance Sheet Data:                  1995   1995     1994   1993      1991
                                                         (In thousands)


             Total assets                  $242,730 $232,051 $207,733 $183,045$158,806
             Working capital                 57,645   43,271   45,218   41,456  29,378
             Shareholders' equity           185,666  179,580  159,037  139,974 115,742


            Number of Restaurants at End of Period:

             Company-owned and operated (Note A) 571     567      515      456     412
             Franchised                          200     162      134      131     118

             Total                               771     729      649      587     530

            Note A: In 1995, a provision of $16,400,000 before tax ($10,168,000 or $0.50 per share after tax) was established for the closing of approximately 40 under-performing restaurants. Had the provision not been made, 1995 net income would have been $31,447,000 or $1.55 per share. In 1991, a provision of $2,050,000 before tax ($1,240,000 or

            $0.06 per share after tax) for the closing of certain restaurants that did not meet the performance criteria set by the Company. Had the provision not been made, 1991 net income would have been $23,070,000 or $1.13 per share.

            Note B: All share and per share data have been adjusted to give effect to a 3-for-2 stock split in the form of a 50% stock dividend distributed on September 22, 1994 to shareholders of record on September 9, 1994.



            ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS



            Results of Operations

                 1995 Compared to 1994

                      Restaurant sales from Company-owned units
            increased 7.4% to $310,132,000 in 1995 from $288,808,000 in
            1994. The increase resulted primarily from the higher number of units in operation during 1995, in addition to a .5% increase in comparable restaurant sales to $273,927,000 from $272,460,000 in 1994. In March 1995, the Company selectively increased menu prices which did not materially affect 1995 sales. Comparable unit sales are made up of sales at locations that were open during the entire current and prior fiscal year.

                      Franchise related income increased 13.5% to
            $5,942,000 in 1995 from $5,234,000 in 1994.  This increase resulted from higher royalties due to a larger number of franchise units in operation in the current year than in 1994 on relatively stable comparable unit sales, as well as an increase in the number of new franchise units resulting in higher initial franchise fees.

                 Interest income increased to $3,081,000 in 1995 from
            $1,949,000 in 1994. This increase was primarily due to larger amounts of cash invested and higher investment yields on invested cash and marketable securities for the fiscal year.

                 Cost of food and paper products increased as a
            percentage of restaurant sales to 21.7% in 1995 from 21.4% in 1994. This increase was primarily due to higher prices of cheese and paper products in 1995.

                 Restaurant operating expenses - payroll and other
            employee benefits increased to 25.3% of restaurant sales in 1995 from 24.5% of restaurant sales in 1994. This percentage increase is attributable to the higher cost of providing benefits to employees and a slower growth in comparable unit sales in 1995. Restaurant operating expenses - occupancy and other expenses increased to 27.2% of restaurant sales in 1995 from 26.4% of restaurant sales in 1994. This percentage increase was attributable to higher occupancy related charges and a slower growth in comparable unit sales in 1995.

                 Depreciation and amortization increased to $23,630,000
            in 1995 from $21,674,000 in 1994. The increase was the result of the number of additional Company-owned units in operation during 1995 over the number of units in operation during 1994.

                 General and administrative expenses were $16,089,000 in
            1995 or 5.0% of revenues and $13,319,000 in 1994 or 4.5% of revenues. This increase was primarily due to increased costs associated with supervising and administering the additional restaurants in operations and adding management level personnel.

                 In 1995, a provision of $16,400,000 before tax
            ($10,168,000 or $0.50 per share after tax) was established for the closing of approximately 40 under-performing restaurants. These units produced sales of approximately $8 million in 1995 and pretax losses of approximately $3.2 million ($2 million or $0.10 per share after tax).

                 The effective income tax rate was 38.0% for 1995 and
            1994.


                 1994 Compared to 1993

                      Restaurant sales from Company-owned units
            increased 11.4% to $288,808,000 in 1994 from $259,213,000 in
            1993. The increase resulted primarily from sales at restaurants opened or acquired subsequent to January 3, 1993 in addition to a 3.1% increase in comparable restaurant sales to $250,280,000 in 1994 from $242,755,000 in 1993.
            There were no significant adjustments in menu prices that affected the comparison of the periods. Comparable restaurant sales are made up of sales at locations that were open during the entire 1994 and 1993 fiscal years.

                      Franchise related income increased 10.0% to
            $5,234,000 in 1994 from $4,758,000 in 1993.  This increase resulted primarily from an increase in royalties due to the larger number of franchise units in operation for the fiscal year. Comparable sales at franchise locations did not change significantly.

                      Interest income increased to $1,949,000 in 1994
            from $1,579,000 for 1993. This increase was primarily due to higher prevailing interest rates and an increase in invested cash and marketable securities for the fiscal year.

                      Cost of food and paper products, as a percentage
            of restaurant sales, were comparable for the reported fiscal years (21.4% for 1994 and 1993) reflecting similar raw ingredient prices in each year.

                      Restaurant operating expenses - payroll and other
            employee benefits decreased to 24.5% of restaurant sales in 1994 from 24.9% of restaurant sales in 1993. This percentage decrease is primarily attributable to higher comparable unit sales in 1994, resulting in spreading the fixed portion of restaurant payroll over this larger sales base. Restaurant operating expenses - occupancy and other expenses remained relatively consistent in each year at 26.4% in 1994 and 26.3% in 1993.

                      Depreciation and amortization increased to
            $21,674,000 in 1994 from $18,599,000 in 1993.  The increase was the result of the number of additional Company-owned units in operation in 1994 and property and equipment expenditures, primarily in late 1993 and early 1994, related to the conversion of certain restaurants to the buffet concept.

                      General and administrative expenses were
            $13,319,000 in 1994 or 4.5% of revenues and $12,913,000 in
            1993 or 4.9% of revenues. The dollar increase reflects the Company's addition of management (principally, field support) personnel during 1993 which permitted further expansion in 1994 of operating units and sales without further substantial addition to its administrative costs in 1994. The percentage decrease reflects the spreading of non-variable costs over a larger revenue base.

                      The effective income tax rate was 38.0% for 1994
            and 39.6% for 1993. The 1994 percentage reflects lower state and local income taxes. Included in the 1993 rate is a non-recurring increase in the provision of $377,000 due to the increase in the Federal corporate income tax rate applied to the Company's deferred tax liabilities at year-end 1992.

            Impact of Inflation

                      Food, labor, construction and equipment costs are
            the items most affected by inflation in the restaurant business. Although for the past several years inflation has not been a significant factor, there can be no assurance that this trend will continue.

            Seasonality


                      The Company's business is subject to seasonal
            fluctuations, the effects of weather and economic conditions. Earnings have been highest in its fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. Normally the fourth fiscal quarter accounts for approximately 40% of net income for the year. In 1995, the fourth fiscal quarter accounted for 42% of net income for the year (prior to the provision in 1995 for unit closings). The length of the holiday shopping period between Thanksgiving and Christmas and the number of weeks in the fourth quarter produce changes in the fourth quarter earnings relationship from year to year.
            (See also, ``Accounting Period''.)


            Liquidity and Capital Resources

                      During 1995, operating activities contributed
            $54.6 million to cash flow resulting primarily from net income of $21.3 million, a non-cash expense of $23.6 million for depreciation and amortization and a $16.4 million provision for store closings, which were somewhat offset by a reduction in deferred income taxes of $5.2 million.
            During the year, the Company expended approximately $17.5 million for the acquisition of property and equipment related, primarily, to the opening of 44 Company-owned restaurants.

                      The Company anticipates that approximately 40 - 45
            Company-owned and operated units will be opened during 1996 and that its capital expenditures (including approximately $7 million to renovate and equip the Company's new headquarters building) will approximate $25 million in 1996. The Company does not anticipate making material expenditures for remodeling of Company-owned restaurants during 1996. From time to time, the Company has the opportunity to contract for and secure price protection for certain of its raw ingredients. Such situations may require the advance outlay of funds for inventories of these items.

                      At December 31, 1995, the Company had cash, cash
            equivalents and marketable securities of approximately $103.5 million and its working capital was approximately $57.6 million.

                      In 1995, the Company declared quarterly dividends
            of $0.19 per share aggregating $0.76 per share (or $15.5 million) for the year. In February 1996, the Company's Board of Directors declared an increase in its quarterly dividend to $0.23 per share. The first such quarterly cash dividend will be paid on April 3, 1996 to shareholders of record on March 19, 1996.

                      The Company believes, based on current
            projections, that its liquid assets presently on hand, together with funds expected to be generated from operations, should be sufficient for its presently contemplated operations, dividends and the purchase of property and equipment for the opening of additional restaurant locations, as well as to renovate and equip the Company's new headquarters building.
            Accounting Period
                      The Company's fiscal year ends on the Sunday
            nearest to December 31, with fiscal quarters of sixteen weeks in the first quarter and twelve weeks in each succeeding quarter (except in a 53 week year, which has a thirteen week fourth quarter, the next of which will be fiscal 1998). The Company's 1995, 1994 and 1993 fiscal years each contained 52 weeks.
            ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      Annexed hereto starting on Page F-1.
            ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE
                      None
                                      PART III
PART III

                      The information called for by Part III (Items 10,
            11, 12 and 13) of Form 10-K is incorporated herein by reference to such information which will be contained in the Company's definitive Proxy Statement to be used in connection with the Company's 1996 Annual Meeting.

                                       PART IV


            ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a) (1) and (a) (2) and (d) Financial Statements and
                      Financial Statement Schedule

                 Financial Statements                              Page

                 Report of Independent Public Accountants          F-1

                 Consolidated Balance Sheets at December 31, 1995
                  and January 1, 1995                              F-2

                 Consolidated Statements of Income for each of
                  the years in the three-year period ended
                  December 31, 1995                                F-4

                 Consolidated Statements of Shareholders' Equity
                  for each of the years in the three-year period
                  ended December 31, 1995                          F-5

                 Consolidated Statements of Cash Flows for each
                  of the years in the three-year period ended
                  December 31, 1995                                F-6

                 Notes to Consolidated Financial Statements        F-8

                 Financial Statement Schedules

                 Report of Independent Public Accountants on
                  Schedule                                         S-1

                 II - Valuation and Qualifying Accounts            S-2

            (b)  Reports on Form 8-K

                 The only Reports on Form 8-K filed during the fourth quarter of the Company's fiscal year ended December 31, 1995 were reports dated December 13, 1995 and December 27, 1995 (dates of earliest events reported), each reporting under Item 5. Other events.

            (c)  Exhibits:

                 * 3.01(a) Restated Certificate of Incorporation of the
                           Company as filed with the Department of State of the State of New York on March 29, 1985. (Exhibit 3.01 to the Company's Registration Statement on Form S-1, File No. 2-96807)

                 * 3.01(b) Certificate of Amendment to the Company's
                           Restated Certificate of Incorporation as filed with the Department of State of the State of New York on April 3, 1989. (Exhibit 3.01(b) to the Company's Annual Report on Form 10-K for the year ended January 1, 1989, File No. 1-8881)

                 * 3.01(c) Certificate of Amendment to the Company's
                           Restated Certificate of Incorporation as filed with the Department of State of the State of New York on May 31, 1989. (Exhibit
                           4.01 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended April 23, 1989, File No. 1-8881)

                 * 3.01(d) Certificate of Amendment to the Company's
                           Restated Certificate of Incorporation as filed with the Department of State of the State of New York on June 1, 1990. (Exhibit
                           4.01 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended April 22, 1990, File No. 1-8881)

                 * 3.02    By-Laws of the Company, as amended.  (Exhibit
                           4.02 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended April 23, 1989, File No. 1-8881)

                 *10.01 Commack, New York Corporate Headquarters Sublease. (Exhibit 10.04 to the Company's Registration Statement on Form S-1, File No. 2-96807)

               + *10.02(a) 1985 Incentive Stock Option Plan, as amended.
                           (Exhibit 4.01 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 File No. 33-4380)

               + *10.02(b) 1991 Stock Incentive Plan, as amended.
                           (Exhibit 10.1 to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended
                           April 24, 1994, File No. 1-8881)

               + *10.02(c) Form of Stock Option Agreement dated May 30,
                           1990 between the Company and each of Anthony
                           Sbarro, Joseph Sbarro and Mario Sbarro,
                           together with a schedule, pursuant to
                           Instruction 2 to Item 601 of Regulation S-K, identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10.02(c) to the Company's Annual Report on Form 10-K for the year ended December 30, 1990, File No. 1-8881)

               + *10.02(d) 1993 Non-Employee Director Stock Option Plan.
                           (Exhibit 10.02 (d) to the Company's Annual
                           Report on Form 10-K for the year ended
                           January 3, 1993, File No. 1-8881)

               + *10.03 Consulting Agreement (including option) dated June 3, 1985 between the Company and Bernard Zimmerman & Company, Inc. (Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended January 1, 1989, File No. 1-8881)

               + *10.04 Form of Indemnification Agreement between the Company and each of its directors and officers. (Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-8881)

                  *22.01 List of subsidiaries. (Exhibit 22.01 to the Company's Annual Report on Form 10-K for the year ended January 2, 1994, File No. 1-8881)

                   23.01   Consent of Arthur Andersen LLP.

                   27.01   Financial Data Schedule.


             * Incorporated by reference to the document indicated.

             + Management contract or compensatory plan.

                                     SIGNATURES



                      Pursuant to the requirements of Section 13 or

            15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by

            the undersigned, thereunto duly authorized on March 27,

            1996.



                                SBARRO, INC.



                                By:  /s/ Mario Sbarro
                                     Mario Sbarro, Chairman of the Board

                 Pursuant to the requirements of the Securities Exchange

            Act of 1934, this report has been signed below by the

            following persons on behalf of the registrant and in the

            capacities and on the dates indicated.



            Signature                     Title               Date




            /s/ Mario Sbarro      Chairman of the Board,  March 27, 1996
            Mario Sbarro          (Principal Executive
                                  Officer) and Director




            /s/Robert S. Koebele  Vice President-Finance  March 27, 1996
            Robert S. Koebele     (Chief Financial and
                                  Accounting Officer)




            /s/Joseph Sbarro         Director            March 27, 1996
            Joseph Sbarro


            /s/Anthony Sbarro        Director            March 27, 1996
            Anthony Sbarro


            /s/Harold Kestenbaum     Director            March 27, 1996
            Harold Kestenbaum


            /s/Richard A. Mandell    Director            March 27, 1996
            Richard A. Mandell

            Signature                     Title               Date




            /s/Paul A. Vatter        Director            March 27, 1996
            Paul A. Vatter


            /s/Terry Vince           Director            March 27, 1996
            Terry Vince


            /s/Bernard Zimmerman     Director            March 27, 1996
            Bernard Zimmerman

                                 ARTHUR ANDERSEN LLP


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


            To the Board of Directors and Shareholders
             of Sbarro, Inc.:

            We have audited the accompanying consolidated balance sheets of Sbarro, Inc. (a New York corporation) and subsidiaries as of December 31, 1995 and January 1, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sbarro, Inc. and subsidiaries as of December 31, 1995 and January 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                          /s/  Arthur Andersen LLP


            New York, New York
            February 9, 1996

                            SBARRO, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS


                                                    (In thousands)
                                             December 31,     January 1,
                                                1995             1995

            Current assets:
               Cash and cash equivalents        $93,501         $42,362
               Marketable securities                             27,033

               Receivables:
                Franchisees                         741             445
                Other                             1,863           2,270

                                                  2,604           2,715

               Inventories                        2,763           2,792

               Prepaid expenses                   1,754           1,570

                Total current assets            100,622          76,472

            Marketable securities                10,000          11,585

            Property and equipment, net
             (Note 3,9)                         126,757         140,709

            Other assets:
               Deferred charges, net of
                accumulated amortization
                of $1,573,000 at December
                31, 1995 and $1,548,000
                at January 1, 1995                1,767           1,874
               Other                              3,584           1,411

                                                  5,351           3,285

                                               $242,730        $232,051








                                     (continued)

                            SBARRO, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                    (In thousands)
                                             December 31,     January 1,
                                                1995               1995

            Current liabilities:
               Accounts payable                   $7,399         $6,375
               Accrued expenses  (Note 4)         27,005         18,711
               Dividend payable                    3,865          3,253
               Income taxes  (Note 5)              4,708          4,862

                Total current liabilities         42,977         33,201


            Deferred income taxes  (Note 5)       14,087         19,270


            Commitments  (Note 6)


            Shareholders' equity  (Note 8):
               Preferred stock, $1 par value;
                authorized 1,000,000 shares;
                none issued
               Common stock, $.01
                par value; authorized 40,000,000
                shares; issued and outstanding
                20,345,483 shares at December 31,
                1995 and 20,328,981 shares at
                January 1, 1995                      203            203
               Additional paid-in capital         30,330         30,066
               Retained earnings                 155,133        149,311
                                                 185,666        179,580

                                                $242,730       $232,051





                   See notes to consolidated financial statements

                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                   (In thousands, except per share data)


                                               For the Years Ended

                                        December 31, January 1, January 2,
                                           1995         1995       1994
            Revenues:
              Restaurant sales          $310,132     $288,808   $259,213
              Franchise related income     5,942        5,234      4,758
              Interest income              3,081        1,949      1,579
               Total revenues            319,155      295,991    265,550

            Costs and expenses:
              Cost of food and paper
               products                   67,361       61,877     55,428
              Restaurant operating
               expenses:
               Payroll and other
               employee benefits          78,342       70,849     64,653
               Occupancy and other
                expenses                  84,371       76,353     68,241
              Depreciation and
               amortization               23,630       21,674     18,599
              General and administrative  16,089       13,319     12,913
              Provision for unit
               closings  (Note 9)         16,400
              Other income                (1,359)      (1,351)    (1,244)
               Total costs and expenses  284,834      242,721    218,590

            Income before income taxes
              and cumulative effect of
              change in method of
              accounting for income taxes 34,321       53,270     46,960
            Income taxes  (Note 5)        13,042       20,244     18,612
            Income before cumulative
              effect of accounting change 21,279       33,026     28,348
            Cumulative effect of change
              in method of accounting
              for income taxes  (Note 5)                           1,010

            Net income                   $21,279      $33,026    $29,358






                                     (continued)






                                         F-4
            (Consolidated Statements of Income - Continued)


            Per share data:
              Earnings per common and
               common equivalent share
               before cumulative effect
               of change in method of
               accounting for income taxes $1.05        $1.63      $1.40
              Cumulative effect of change
               in method of accounting
               for income taxes  (Note 5)                           0.05
              Earnings per common and
               common equivalent share     $1.05        $1.63      $1.45
              Dividends declared           $0.76        $0.64      $0.52

              Weighted average number
               of shares used in the
               computation            20,336,809   20,310,283   20,280,816

                   See notes to consolidated financial statements

                            SBARRO, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      (In thousands, except share data)

                           Common stock
                                              Additional
                         Number of              paid-in  Retained
                          shares       Amount   capital  earnings    Total

            Balance at
             January 3,
              1993        13,513,499   $135   $29,092    $110,747  $139,974

            Exercise of
             stock options    17,662              523                   523

            Net income                                     29,358    29,358

            Dividends declared                            (10,818)  (10,818)

            Balance at
             January 2,
              1994       13,531,161     135    29,615     129,287   159,037

            Exercise of
             stock options   24,124               519                   519

            3-for-2 stock
             split        6,773,696      68        (68)

            Net income                                     33,026    33,026

            Dividends declared                            (13,002) (13,002)

            Balance at
             January 1,
              1995       20,328,981     203    30,066     149,311   179,580

            Exercise of
             stock options   16,502               264                   264

            Net income                                     21,279    21,279

            Dividends declared                           (15,457)   (15,457)

            Balance at
             December 31,
              1995       20,345,483    $203   $30,330    $155,133  $185,666

                   See notes to consolidated financial statements

                            SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             (In thousands)

                                          For the Years Ended

                                      December 31, January 1, January 2,
                                         1995         1995       1994
            Operating activities:

            Net income                   $21,279      $33,026   $29,358
            Adjustments to reconcile
             net income to net cash
             provided by operating
             activities:
              Cumulative effect of
               change in method of
               accounting for income taxes                        (1,010)
              Depreciation and
               amortization               23,630       21,674    18,599
              Provision for deferred
               income taxes               (5,183)       1,192       555
              Provision for unit
               closings                   16,400

            Changes in operating assets
             and liabilities:
              Decrease (increase) in
               receivables                    58      (1,441)      (290)
              Decrease (increase) in
               inventories                    29        (257)      (364)
              (Increase) decrease in
               prepaid expenses             (292)       (103)        66
              Increase in deferred charges(1,400)     (1,605)    (1,551)
              Increase in other assets    (2,425)       (122)      (254)
              Increase in accounts payable
               and accrued expenses        2,638       1,736      2,810
              (Decrease) increase in income
               taxes payable                (154)        301        173

            Net cash provided by
             operating activities         54,580      54,401     48,092






                                     (continued)

                            SBARRO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)

                                             (In thousands)

                                          For the Years Ended

                                       December 31,  January 1,   January 2,
                                           1995         1995        1994
            Investing activities:

            Proceeds from maturities of
              marketable securities        28,618
            Proceeds from sales of
              marketable securities                     526,192      23,298
            Purchases of marketable
              securities                               (527,555)    (60,553)
            Purchases of property
              and equipment                (17,513)     (32,058)    (31,898)
            Proceeds from disposition of
              property and equipment            34           14          15

            Net cash provided by (used in)
              investing activities          11,139      (33,407)    (69,138)

            Financing activities:

            Proceeds from exercise of
              stock options                    264          519         523
            Cash dividends paid            (14,844)     (12,456)     (8,111)

            Net cash used in
             financing activities         (14,580)       (11,937)    (7,588)

            Increase (decrease) in cash
              and cash equivalents         51,139         9,057     (28,634)
            Cash and cash equivalents at
             beginning of year             42,362        33,305      61,939

            Cash and cash equivalents
              at end of year              $93,501       $42,362     $33,305









                   See notes to consolidated financial statements

                            SBARRO, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            1.   Summary of significant accounting policies:

                 Basis of financial statement presentation:

                 The consolidated financial statements include the accounts of Sbarro, Inc. and its wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated.

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                 Cash equivalents:

                 All highly liquid debt instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.

                 Marketable securities:

                 The Company classifies its investments in marketable securities as ``held to maturity''. These investments are stated at amortized cost, which approximates market, and are comprised primarily of direct obligations of the U.S. Government and its agencies. Securities classified as long term mature in 1997 and 1998.

                 Inventories:

                 Inventories, consisting primarily of food, beverages and paper supplies, are stated at cost which is determined by the first-in, first-out method.

                 Property and equipment and depreciation:

                 Property and equipment are stated at cost.
                 Depreciation is provided for principally by the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided for by the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. One-half year of depreciation

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            1. Summary of significant accounting policies (continued):

                 Property and equipment and depreciation (continued)

                 and amortization is recorded in the year in which the restaurant commences operations.

                 Deferred charges:

                 Certain costs and expenses incurred which are directly related to new restaurant openings (primarily crew payroll costs and travel expenses incurred prior to opening) are deferred and amortized on a straight-line basis over a twenty-four month period. One-half year of amortization is recorded in the year in which the restaurant commences operations.

                 Deferred income:

                 Deferred income relates to vendor cash advances for allowances to be based on product usage.

                 Franchise related income:

                 Initial franchise fees are recorded as income as restaurants are opened by the franchisee and all services have been substantially performed by the Company. Development fees are amortized over the number of restaurant openings covered under each development agreement. Royalty and other fees from franchisees are accrued as earned. Revenues and expenses related to construction of franchised restaurants are recognized when contractual obligations are completed and the restaurants are opened.

                 Income taxes:

                 The Company files a consolidated federal income tax return. Deferred income taxes result primarily from differences between financial and tax reporting of depreciation and amortization.

                 Accounting period:

                 The Company's fiscal year ends on the Sunday nearest to December 31, with fiscal quarters of sixteen weeks in the first quarter and twelve weeks in each succeeding quarter (except in a 53 week year, which has a thirteen week fourth quarter).

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            1. Summary of significant accounting policies (continued):

                 Per share data:

                 Earnings per share is computed using the weighted average number of common shares outstanding and, where applicable, common equivalent shares issuable upon exercise of stock options calculated under the treasury stock method.

                 All share and per share data have been adjusted to give effect to a 3-for-2 stock split in the form of a 50% stock dividend distributed on September 22, 1994.

                 Impact of recently issued accounting standards:

                 In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (``SFAS'') No. 121, ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of''. The Company anticipates that SFAS 121, which is effective for the Company's 1996 fiscal year, will not have a material impact on the Company's results of operations and financial condition.


                 Supplemental disclosures of cash flow information:

                                                (In thousands)

                                              For the Years Ended

                                   December 31,  January 1,  January 2,
                                      1995         1995         1994
                 Cash paid for:

                   Income taxes    $18,880       $18,992     $17,386


            2.   Description of business:
                 The Company, its subsidiaries and franchisees develop and operate family oriented cafeteria style Italian restaurants under the ``Sbarro'', ``Sbarro the Italian Eatery'' and ``Cafe Sbarro'' names. The restaurants are located throughout the United States and overseas, principally, in shopping malls and other high traffic locations.

                            SBARRO, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            2.   Description of business (continued):

                 The following tabulates the number of units in operation as of the end of the indicated fiscal years:

                                     December 31,  January 1, January 2,
                                        1995         1995        1994

                      Company-owned      571          567        515
                      Franchised         200          162        134

                                         771          729        649

            3.   Property and equipment:

                                                   (In thousands)

                                               December 31,  January 1,
                                                  1995           1995

                 Leasehold improvements           $142,341    $142,264
                 Furniture, fixtures and
                  equipment                         83,679      83,773
                 Construction-in-progress (*)        9,278       9,102
                                                   235,298     235,139

                 Less accumulated depreciation
                  and amortization                 108,541      94,430

                                                  $126,757    $140,709

                 (*)  Includes $6,351 in 1995 and $5,350 in 1994 related
            to the improvement and acquisition of the new corporate headquarters.

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

            4.   Accrued expenses:
                                          (In thousands)

                                   December 31, 1995    January 1, 1995

                 Compensation              $4,905              $ 4,770
                 Payroll and
                  sales taxes               4,196                3,545
                 Rent                       6,330                5,938
                 Provision for
                  store closings (Note 9)   6,767                    -
                 Other                      4,807                4,458
                                          $27,005              $18,711

            5.   Income taxes:
                                          (In thousands)
                                       For the Years Ended

                                   December 31,   January 1,  January 2,
                                       1995         1995         1994
                 Federal:
                  Current             $14,897      $15,606      $12,906
                  Deferred             (4,158)         948        1,507
                                       10,739       16,554       14,413

                 State and local:
                  Current               3,328        3,446        3,799
                  Deferred             (1,025)         244          400
                                        2,303        3,690        4,199
                                      $13,042      $20,244      $18,612

                 Deferred tax liabilities are comprised of the
                 following:
                                          December 31,        January 1,
                                             1995                1995

                 Depreciation and
                   amortization              $16,360           $19,293
                 Deferred charges                554               599
                 Other                           102               106
                 Gross deferred tax
                   liabilities                17,016            19,998

                 Accrued liabilities          (2,527)             (504)
                 Deferred income                (336)             (159)
                 Other                           (66)              (65)
                 Gross deferred tax assets    (2,929)             (728)
                                             $14,087           $19,270

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

            5.   Income taxes (continued):

                 Actual tax expense differs from ``expected'' tax expense (computed by applying the Federal corporate rate of 35% for the years ended December 31, 1995, January 1, 1995 and January 2, 1994) as follows:

                                             (In thousands)
                                          For the Years Ended

                                      December 31, January 1, January 2,
                                        1995        1995         1994
            Computed "expected"
             tax expense               $12,012      $18,645     $16,436
            Increase (reduction) in
             income taxes resulting
             from:
              State and local income
               taxes, net of Federal
               income tax benefit        1,497        2,399       2,715
              Tax exempt interest
               income                     (311)        (337)      (296)
              Other, net                  (156)        (463)      (243)
                                       $13,042       $20,244    $18,612


                 Deferred income taxes are provided for temporary differences between financial and tax reporting. These differences and the amount of the related deferred tax provision are as follows:

                                               (In thousands)
                                            For the Years Ended

                                      December 31, January 1, January 2,
                                        1995          1995       1994

                 Depreciation and
                  amortization           $(2,781)      $1,210    $1,653
                 Accrued expenses         (2,482)         104       309
                 Other                        80         (122)       55
                                         $(5,183)      $1,192    $1,907

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            5.   Income taxes (continued):

                 In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", the effects of which have been reflected in the financial statements as a cumulative effect of a change in the method of accounting. SFAS 109 requires the Company to compute deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The adoption of this method of accounting, as required by SFAS 109, resulted in a $1,010,000 cumulative increase in earnings ($0.05 per share) and decrease in net deferred tax liabilities in 1993.

                 In accordance with SFAS 109, the retroactive increase in the Federal corporate income tax rate, enacted in the third quarter of 1993, has been reflected in the results for 1993. The effective rate for earnings subsequent to the rate increase was 38.9%. The new income tax rate resulted in an increase in the tax provision of approximately $500,000 (or $0.02 per share) and the new income tax rate applied to the Company's deferred tax liabilities at January 3, 1993 (which had previously been calculated using the old rate) resulted in a non-recurring increase in the tax provision of $377,000 (or $0.02 per share).

            6.   Commitments:

                 The Company conducts all of its operations in leased facilities. Most of the Company's restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents generally ranging from 6% to 10% of net restaurant sales in excess of stipulated amounts.

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


            6.   Commitments (continued):

                 Rental expense under operating leases, including common area charges, other expenses and additional amounts based on sales, are as follows:

                                               (In thousands)
                                             For the Years Ended

                                    December 31,  January 1,  January 2,
                                        1995         1995        1994

                 Minimum rentals        $35,142     $31,146     $28,135
                 Contingent rentals       3,082       3,269       2,504
                 Common area charges     10,846       9,586       8,437
                                        $49,070     $44,001     $39,076

                 Future minimum rental and other payments required under non-cancelable operating leases for Company-operated restaurants that were open on December 31, 1995 and the existing corporate office are as follows (in thousands):

                      Years ending:

                      December 29, 1996       $49,603
                      December 28, 1997        48,560
                      January 3, 1999          46,250
                      January 2, 2000          43,464
                      January 1, 2001          40,842
                      Later years             143,385
                                             $372,104


                 The Company is the principal lessee under operating leases for certain franchised restaurants which are subleased to the individual franchisees. Franchisees pay rent and related expenses directly to the landlord. Future minimum rental payments required under these non-cancelable operating leases for franchised

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


            6.   Commitments (continued):

                 restaurants as of December 31, 1995 are as follows (in thousands):

                           Years ending:

                           December 29, 1996       $1,492
                           December 28, 1997        1,303
                           January 3, 1999          1,177
                           January 2, 2000          1,006
                           January 1, 2001            788
                           Later years              1,280
                                                   $7,046


                 As of February 9, 1996, future minimum rental payments required under non-cancelable operating leases for restaurants which had not opened as of December 31, 1995 are as follows (in thousands):

                           Years ending:

                           December 29, 1996         $640
                           December 28, 1997        1,051
                           January 3, 1999          1,086
                           January 2, 2000          1,111
                           January 1, 2001          1,055
                           Later years              6,215
                                                  $11,158

                 The Company has entered into contracts aggregating $2,200,000 with respect to the construction of restaurants to be opened or renovated in 1996. Of such amount, $818,000 is included in construction-in-progress as of December 31, 1995.

                 In March 1994, the Company purchased a 100,000 square foot office building in Melville, New York, for $5,350,000. The Company is in the process of refurbishing the building at an estimated cost of approximately $7 million and intends to occupy a portion of the building as its Corporate Headquarters and lease the remainder of the building. (See Note 3).

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


            7.   Transactions with related parties:

                 In May 1986, the Company entered into a fifteen year sublease with a partnership owned by certain shareholders of the Company for its Corporate Headquarters office building. In each of the years 1995, 1994 and 1993 the Company incurred rent expense for such building of $298,000. Pursuant to the sublease, the annual base rent increases to $337,000 beginning April 1996. Management believes that such rents are comparable to the rents that would be charged by an unaffiliated third party.

                 A member of the Board of Directors acts as a consultant to the Company for which he received $96,000 in each of the years ended December 31, 1995 and January 1, 1995 and $65,400 in the year ended January 2, 1994.

            8.   Stock options:

                 In 1991, the Company adopted its 1991 Stock Incentive Plan (the "1991 Plan") which replaced the Company's 1985 Incentive Stock Option Plan. No further options may be granted under the 1985 Plan. Under the 1991 Plan, the Company may grant, until February 2001, incentive stock options and non-qualified stock options alone or in tandem with stock appreciation rights ("SARs") to employees and consultants of the Company and its subsidiaries. An aggregate of 750,000 shares of common stock was originally subject to the 1991 Plan. In 1994, the Company's Board of Directors authorized and its shareholders approved an increase in the number of shares available under the 1991 Plan to 1,500,000 shares. Options and SARs may not be granted at exercise prices less than 100% of the fair market value of the Company's common stock on the date of grant. The Board of Directors' Committee administering the Plan is empowered to determine, within the limits of the 1991 Plan, the number of shares subject to each option and SAR, the exercise price, and the time period (which may not exceed ten years) and terms under which each may be exercised.

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            8.   Stock options (continued):

                 Changes in options under these plans, expressed in number of shares, are as follows:

                                                For the Years Ended
                                        December 31,January 1,January 2,
                                           1995        1995      1994

                 Options outstanding,
                   beginning of period      720,958  681,266   173,261

                 Granted                     15,000  128,500   569,250

                 Exercised                 (16,502)  (32,306) (26,493)

                 Canceled                  (69,244)  (56,502) (34,752)

                 Options outstanding,
                   end of period            650,212  720,958   681,266

                 Options exercisable,
                  end of period             418,962  257,457   135,753
                 Exercise price per share
                  for options outstanding,
                  end of period    $14.75-$28.75 $14.75-$28.75 $1.78-$28.75
                 Exercise price per share
                  for options exercised
                  during the period $14.75-$21.17 $1.78-$21.17 $16.25-$21.17

                 At December 31, 1995, there were 850,750 shares available for grant under the 1991 Plan.

                 In 1993, options were granted under the 1991 Plan to the Company's Chairman of the Board, President, Senior Executive Vice President and one non-employee director to purchase 120,000, 90,000, 75,000 and 37,500 shares, respectively, at $27.09 per share, the fair market value of the Company's common stock on the date of grant, for a period of 10 years from the date of grant. Such options remain unexercised.

                 In 1990, shareholder approved options were granted to the Company's Chairman of the Board, President and Senior Executive Vice President to purchase 150,000, 75,000 and 75,000 shares, respectively, at

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            8.   Stock options (continued):


                 $20.67 per share, the fair market value of the Company's common stock on the date of grant, for a period of 10 years from the date of grant. Such options remain unexercised.

                 On February 16, 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan ("1993 Plan") covering an aggregate of 300,000 shares of common stock. Each non-employee director is to be granted an option to purchase 3,750 shares of common stock following each annual shareholders' meeting. Each option has a five year term and is exercisable in full commencing one year after grant at 100% of the fair market value of the Company's common stock on the date of grant. In 1995, 1994 and 1993, each of the six non-employee directors were granted options to purchase 3,750 shares at $21.50, $23.71 and $23.05 per share, respectively. No options granted under this plan have been exercised.



            9.   Provision for unit closings:

                 A provision for restaurant closings in the amount of $16,400,000 ($10,168,000 or $0.50 per share after tax)
                 was established in 1995 for the closing of approximately 40 under-performing restaurants.

            10.  Dividends:

                 In 1995 and 1994, the Company declared quarterly dividends of $0.19 per share and $0.16 per share, respectively, aggregating $0.76 per share and $0.64 per share for the respective years. In February 1996, the Company's Board of Directors declared an increase in the quarterly dividend to $0.23 per share, beginning with the quarterly cash dividend to be paid on April 3, 1996 to shareholders of record on March 19, 1996.

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


            11.  Quarterly financial information (unaudited):

                                (In thousands, except per share data)

                                    First     Second    Third    Fourth
                                    Quarter   Quarter   Quarter  Quarter

            Fiscal year 1995

            Revenues               $84,607   $68,764   $75,789   $89,995
            Gross profit (a)        64,252    52,171    57,536    68,812
            Net income               4,610     5,485     8,125     3,059 (b)
            Earnings per share      $0.23     $0.27     $0.40      $0.15 (b)


            Fiscal year 1994

            Revenues               $77,411   $63,010   $69,776   $85,794
            Gross profit (a)        59,071    48,208    53,365    66,287
            Net income               6,169     5,838     8,061    12,958
            Earnings per share      $0.30     $0.29     $0.40     $0.64



                 (a) Gross profit represents the difference between restaurant sales and the cost of food and paper products.


                 (b)  See Note 9.

                                 ARTHUR ANDERSEN LLP





                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                     ON SCHEDULE



            To the Board of Directors and Shareholders
             of Sbarro, Inc.:

            We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Sbarro, Inc. and subsidiaries, included in this filing and have issued our report thereon dated February 9, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjecctted to the auditing procedures applied in the audit of the bbaassic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relations to the basic financial statements taken as a whole.


                                          /s/  Arthur Andersen LLP


            New York, New York
            February 9, 1996

                                                                   SCHEDULE II
                            SBARRO, INC. AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS
                                   (In thousands)

                              FOR THE THREE YEARS ENDED

            COLUMN A                 COLUMN B        COLUMN C       COLUMN D  COLUMN E
                                                    ADDITIONS
                                      Balance   Charged  Charged to
                                        at         to       Other  Deductions Balance
                                    Beginning  Costs and  Accounts  Describe  End of
            Description             of Period   Expenses  Describe       (1)  Period

            December 31, 1995:
            Accumulated amortization
             of deferred charges       $1,548     $1,507            ($1,482)  $1,573

            Accumulated amortization
             of Canadian development
             rights (2)                   311         57                         368

            Accumulated amortization
             of Purchased Leasehold
             rights (2)                   586        178                         764
                                       $2,445     $1,742           ($1,482)   $2,705

            January 1, 1995:
            Accumulated amortization
             of deferred charges       $1,360     $1,460            ($1,272)    $1,548

            Accumulated amortization
             of Canadian development
             rights (2)                   264         47                           311

            Accumulated amortization
             of Purchased Leasehold
             rights (2)                   410        176                           586
                                       $2,034     $1,683            ($1,272)    $2,445
            January 2, 1994:
            Accumulated amortization
             of deferred charges       $1,167     $1,289            ($1,096)    $1,360

            Accumulated amortization
             of Canadian development
             rights (2)                   237         27                           264

            Accumulated amortization
             of Purchased Leasehold
             rights (2)                   246        164                           410
                                       $1,650     $1,480            ($1,096)    $2,034




            (1)    Write-off of fully amortized deferred charges
            (2)    Included in other assets            S-2

                                    EXHIBIT INDEX



            Exhibit Number           Description

               *3.01(a) Restated Certificate of Incorporation of the Company as file with the Department of State of the State of New York on March 29, 1985. (Exhibit 3.01 to the Company's Registration Statement on Form S-1, File No. 2-96807)

               *3.01(b) Certificate of Amendment to the Company's Restated Certificate of Incorporation as filed with the Department of State of the State of New York on April 3, 1989. (Exhibit 3.01(b) to the Company's Annual Report on Form 10-K for the year ended January 1, 1989, File No. 1-8881)

               *3.01(c) Certificate of Amendment to the Company's Restated Certificate of Incorporation as filed with the Department of State of the State of New York on May 31, 1989. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 23, 1989, File No. 1-8881)

               *3.01(d) Certificate of Amendment to the Company's Restate Certificate of Incorporation as filed with the Department of State of the State of New York on June 1, 1990. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 22, 1990, File No. 1-8881)

               *3.02      By-Laws of the Company, as amended.  (Exhibit
                          4.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 23, 1989, File No. 1-8881)

               *10.01 Commack, New York Corporate Headquarters Sublease. (Exhibit 10.04 to the Company's Registration Statement on Form S-1, File No. 2-96807)

             + *10.02(a)  1985 Incentive Stock Option Plan, as amended.
                          (Exhibit 4.01 to Post-Effective Amendment No.





                          1 to the Company's Registration Statement on
                          Form S-8 File No. 33-4380)





            Exhibit Index (continued):

            Exhibit Number


             + *10.02(b)  1991 Stock Incentive Plan, as amended.
                          (Exhibit 10.1 to the Company's Quarterly
                          Report on Form 10-Q for the quarter ended
                          April 24, 1994, File No. 1-8881)



             + *10.02(c)  Form of Stock Option Agreement dated May 30,
                          1990 between the Company and each of Anthony
                          Sbarro, Joseph Sbarro and Mario Sbarro,
                          together with a schedule, pursuant to
                          Instruction 2 to Item 601 of Regulation S-K, identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10.02(c) to the Company's Annual Report on Form 10-K for the year ended December 30, 1990, File No. 1-8881)

             + *10.02(d)  1993 Non-Employee Director Stock Option Plan.
                          (Exhibit 10.02(d) to the Company's Annual
                          Report on Form 10-K for the year ended January 3, 1993, File No. 1-8881)

             + *10.03 Consulting Agreement (including option) dated June 3, 1985 between the Company and Bernard Zimmerman & Company, Inc. (Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended January 1, 1989, File No. 1-
                          8881)

             + *10.04 Form of Indemnification Agreement between the Company and each of its directors and officers. (Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-8881)

              *22.01 List of subsidiaries. (Exhibit 22.01 to the Company's Annual Report on Form 10-K for the year ended January 2, 1994, File No. 1-8881)

               23.01      Consent of Arthur Andersen LLP.





               27.01      Financial Data Schedule.

            *  Incorporated by reference to the document indicated.

            +  Management contract or compensatory plan.