Form 10-Q
period 1996-04-21
SBARRO INC
filed 1996-06-05
CIK 766004

______________________________________________________________________
       ______________________________________________________________________


                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q


       / X /     Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the quarter ended April 21, 1996    Commission File Number 1-8881



                                    SBARRO, INC.
               (Exact name of registrant as specified in its Charter)


                 NEW YORK                                     11-2501939

       (State or other jurisdiction of         (I.R.S. Employer I.D. No.)
       incorporation or organization)

        763 Larkfield Road, Commack, New York                          11725
         (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code:    (516) 864-0200

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

       Yes  X         No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


       Class                                   Outstanding at May 31, 1996

       Common Stock, $.01 par value                        20,361,738

       ______________________________________________________________________
       ______________________________________________________________________









                                    SBARRO, INC.

                                   FORM 10-Q INDEX



          PART I.     FINANCIAL INFORMATION                           PAGES


          Consolidated Financial Statements:

               Balance Sheets - April 21, 1996 (unaudited) and
                    December 31, 1995. . . . . . . . . . . . . . . . . 3-4

               Statements of Income (unaudited) - Sixteen Weeks
                    ended April 21, 1996 and April 23, 1995. . . . . . . .5

               Statements of Cash Flows (unaudited) - Sixteen
                    Weeks ended April 21, 1996 and April 23, 1995. . . .6-7

               Notes to Unaudited Consolidated Financial
                    Statements - April 21, 1996 . . . . . . . . . . . . . 8

          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . . 9-11


          PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . 12





















                                        Pg. 2





                            SBARRO, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS



                                                     (In thousands)
                                         April 21, 1996  December 31, 1995
                                              (unaudited)
          Current assets:
            Cash and cash equivalents         $82,492          $93,501

            Receivables:
             Franchisees                          548              741
             Other                              2,391             1,863

                                                2,939            2,604

            Inventories                         2,473            2,763

            Prepaid expenses                    3,105            1,754

             Total current assets              91,009          100,622

          Marketable securities                10,000           10,000

          Property and equipment, net         124,785          126,757

          Other assets:
            Deferred charges, net of
             accumulated amortization of
             $2,022,000 at April 21, 1996 and
             $1,573,000 at December 31, 1995    1,752            1,767
            Other                               3,710            3,584

                                                5,462            5,351

                                             $231,256         $242,730










                                     (continued)


                                        Pg. 3





                            SBARRO, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     (In thousands)
                                         April 21, 1996  December 31, 1995
                                              (unaudited)
          Current liabilities:
            Accounts payable                   $6,992           $7,399
            Accrued expenses                   20,566           27,005
            Dividend payable                        -            3,865
            Income taxes                        2,671            4,708

             Total current liabilities         30,229           42,977


          Deferred income taxes                12,883           14,087


          Shareholders' equity:
            Preferred stock, $1 par value;
             authorized 1,000,000 shares;
             none issued
            Common stock, $.01 par value;
             authorized 40,000,000 shares;
             issued and outstanding 20,355,237
             shares at April 21, 1996 and
             20,345,483 shares at
             December 31, 1995                    203              203
            Additional paid-in capital         30,514           30,330
            Retained earnings                 157,427          155,133
                                              188,144          185,666

                                             $231,256         $242,730












              See notes to unaudited consolidated financial statements



                                        Pg. 4





                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                     (In thousands, except per share data)
                                             For the sixteen weeks ended:

                                          April 21, 1996 April 23, 1995
          Revenues:
            Restaurant sales                  $85,283          $82,285
            Franchise related income            1,672            1,510
            Interest income                     1,102              812
             Total revenues                    88,057           84,607

          Costs and expenses:
            Cost of food and paper products    18,561           18,033
            Restaurant operating expenses:
             Payroll and other employee
             benefits                          22,388           22,632
             Occupancy and other               24,864           24,909
            Depreciation and amortization       6,736            6,925
            General and administrative          4,617            5,085
            Other income                         (432)            (460)
             Total costs and expenses          76,734           77,124

          Income before income taxes           11,323            7,483
          Income taxes                          4,348            2,873
          Net income                          $ 6,975          $ 4,610

          Per share data:
            Earnings per common and common
             equivalent share                    $0.34            $0.23


            Weighted average number of shares
             used in the computation         20,348,179     20,332,356





              See notes to unaudited consolidated financial statements


                                        Pg. 5





                            SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                     (In thousands)
                                              For the sixteen weeks ended:

                                           April 21, 1996 April 23, 1995
          Operating activities:

          Net income                           $6,975           $4,610
          Adjustments to reconcile net
            income to net cash provided
            by operating activities:
             Depreciation and amortization      6,736            6,925
             Provision for deferred income
             taxes                              (1,204)            176
             Changes in operating assets
             and liabilities:
               Increase (decrease) in
               receivables                       (335)             336
               Decrease in inventories            290              260
               Increase in prepaid expenses    (1,274)          (1,481)
               Increase in deferred charges      (434)            (433)
               Decrease (increase) in other
               assets                            (202)              95
               Decrease in accounts payable
               and accrued expenses            (6,185)          (4,681)
               Decrease in income taxes
               payable                         (2,037)          (3,897)


          Net cash provided by
            operating activities                2,330            1,910

          Investing activities:

          Proceeds from disposition of
            marketable securities                   -           10,022
          Purchases of marketable securities        -           (3,750)
          Purchases of property and equipment  (4,977)          (5,758)

          Net cash (used in) provided by
            investing activities               (4,977)             514





                                     (continued)





                                        Pg. 6
                            SBARRO, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                     (UNAUDITED)


                                                     (In thousands)
                                              For the sixteen weeks ended:

                                          April 21, 1996 April 23, 1995
          Financing activities:

          Proceeds from exercise of
            stock options                         184               73
          Cash dividends paid                  (8,546)          (7,116)

          Net cash used in financing
            activities                        (8,362)           (7,043)

          Decrease in cash and cash
            equivalents                       (11,009)          (4,619)

          Cash and cash equivalents at
            beginning of period                 93,501          42,362

          Cash and cash equivalents at
            end of period                      $82,492         $37,743



          Supplemental disclosure of cash flow information:

          Cash paid during the period
            for income taxes                    $7,578          $6,549












              See notes to unaudited consolidated financial statements



                                        Pg. 7









                            SBARRO, INC. AND SUBSIDIARIES
                Notes to Unaudited Consolidated Financial Statements


          1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at April 21, 1996 and their consolidated results of operations and cash flows for the sixteen weeks ended April 21, 1996 and April 23, 1995 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
                                        Pg. 8

                            SBARRO, INC. AND SUBSIDIARIES

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Results of Operations

                 The Company's business is subject to seasonal fluctuations, the effects of weather and economic conditions. Earnings have been highest in its fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Normally, the fourth fiscal quarter accounts for approximately 40% of net income for the year. In 1995, the fourth fiscal quarter accounted for 42% of net income for the year (prior to the provision in 1995 for unit closings). In 1994, the fourth fiscal quarter accounted for 39% of net income for the year. The length of the holiday shopping period between Thanksgiving and Christmas and the number of weeks in the fourth quarter can produce changes in the fourth quarter earnings relationship from year to year.

                 The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:
                                   16 Weeks   16 Weeks
                                     Ended      Ended        Fiscal Year
                                   04/21/96    04/23/95      1995    1994
       Company-owned restaurants:
        Opened during period           9         14          44        53
        Acquired from (sold to)
         franchisees during period-net -          -           -         2
        Closed during period          (3)        (2)        (40)       (3)
        Open at end of period        577        579         571       567

       Franchised restaurants:
        Opened during period           7          9          40        38
        Purchased from (sold to)
          Company during period-net    -          -           -        (2)
        Closed or terminated during
        period                        (5)         -         (2)       (8)
        Open at end of period        202        171        200       162

       All restaurants:
        Opened during period          16        23          84        91
        Closed or terminated during
        period                        (8)       (2)        (42)       (11)
        Open at end of period        779       750        771         729


       In addition, franchisees operate seven kiosk/cart units.





                                            Pg. 9





          Restaurant sales from Company-owned units increased 3.6 % to $85,283,000 for the sixteen weeks ended April 21, 1996 from $82,285,000 for the sixteen weeks ended April 23, 1995. This increase resulted primarily from the opening of new units subsequent to the first quarter 1995 which produce sales more typical of the Company's existing units than the underperforming units which the Company closed pursuant to the program announced in late 1995, and .6% increase (from $79,437,000 in 1995 to $79,938,000 in 1996) in comparable unit sales. Comparable unit sales are made up of sales at locations that were open during the entire current period and prior fiscal year. In mid April 1996, the Company selectively increased menu prices by less than .5%. In as much as these menu price increases were not material in amount and were instituted in the later part of the quarter, they did not affect the comparability of sales to the prior year's quarter.

          Franchise related income increased 10.7% to $1,672,000 for the sixteen weeks ended April 21, 1996 from $1,510,000 for the sixteen weeks ended April 23, 1995. This increase resulted from higher royalties due principally to a higher number of franchise units in operation in 1996.

          Interest income increased to $1,102,000 for the sixteen weeks ended April 21, 1996 from $812,000 for the sixteen weeks ended April 23, 1995. This increase was primarily due to larger amounts of cash invested in the current period over the comparable period in 1995.

          Cost of food and paper products as a percentage of restaurant sales decreased slightly to 21.8% for the sixteen weeks ended April 21, 1996 from 21.9% for the sixteen weeks ended April 23, 1995. This improvement resulted principally from the Company's program announced in late 1995 to close underperforming units, offset somewhat by higher cheese prices in 1996.

          Restaurant operating expenses - payroll and other employee benefits decreased to 26.3% for the sixteen weeks ended April 21, 1996 from 27.5% of restaurant sales for the period ended April 23, 1995. Restaurant operating expenses - occupancy and other decreased to 29.2% for the sixteen weeks ended April 21, 1996 from 30.3% for the period ended April 23, 1995. These decreases are partially due to the increase in comparable unit sales enabling the spreading of such costs over a larger sales base, and the Company's program of closing underperforming units which had higher payroll and other restaurant operating cost relationships.

          Depreciation and amortization expenses decreased to $6,736,000 for the sixteen weeks ended April 21, 1996 from $6,925,000 for the sixteen weeks ended April 23, 1995. This decrease is principally due to the closing of underperforming units in late 1995.


                                       Pg. 10





          For the sixteen weeks ended April 21, 1996, general and administrative expenses were $4,617,000 or 5.2% of total revenues, compared to $5,085,000 or 6.0% of total revenues in the sixteen weeks ended April 23, 1995. The dollar decrease was primarily a result of the absence in 1996 of a $200,000 provision in the first quarter 1995 for the closing of two stores and a reduction in management level positions subsequent to the first quarter 1995.

          The effective income tax rate for the sixteen weeks ended April 21, 1996 and April 23, 1995 was 38.4%.


          Liquidity and Capital Resources

          At April 21, 1996, the Company had cash, cash equivalents and marketable securities of $92,492,000 and its working capital was $60,780,000. Cash provided by operations for the sixteen weeks ended April 21, 1996 of $2,330,000 and a portion of the available working capital was used to purchase restaurant property and equipment of $4,977,000 and to pay two quarterly dividends aggregating $8,546,000. The Company believes, based on current projections, that its liquid assets presently on hand, together with cash generated from operations, should be sufficient for its presently contemplated operations, dividends and the purchase of property and equipment relating to its development of restaurants, as well as renovating and equiping the Company's new headquarters building.


          Dividends

          On February 22, 1996, the Company increased its quarterly cash dividend to $.23 per share, or an aggregate annual rate of $.92 per share. This dividend was paid on April 3, 1996 to shareholders of record on March 19, 1996, and amounted to $4,680,554.

          On May 23, 1996, the Company declared a quarterly cash dividend of $.23 per share. The cash dividend will be paid on July 8, 1996 to shareholders of record on June 19, 1996.













                                       Pg. 11
                            PART II.   OTHER INFORMATION






          Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's 1996 Annual Meeting of Shareholders held on May 22, 1996, shareholders:

          (a) Elected the following to serve as Class 1 directors until the Company's 1999 Annual Meeting of Shareholders and until their respective successors are elected and qualified, by the following vote:
                                   For            Withheld

          Anthony Sbarro         15,974,754      322,983
          Harold L. Kestenbaum   15,974,754      322,983
          Paul A. Vatter         15,673,592      624,145

          (b) Ratified the action of the Board of Directors in appointing Arthur Andersen LLP as the Company's independent public accountants for the Company's fiscal year ending December 29, 1996, by the following vote:
                                   For       Against   Abstain   Non-Votes

                              16,269,251       6,250   22,236         0

          Item 5.        Other Information.

          At the Annual Meeting of the Board of Directors held on May 22, 1996, following the 1996 Annual Meeting of Shareholders, the Board of Directors reelected the existing executive officers of the Company except that Mario Sbarro was elected President and Chief Operating Officer in addition to Chairman of the Board of Directors and Chief Executive Officer, and Anthony Sbarro, formerly President and Chief Operating Officer, was elected Vice Chairman of the Board.

          In connection therewith, the Board of Directors also amended the By-Laws of the Company to establish the position of Vice Chairman of the Board of Directors as an officer of the Company to have such powers and perform such duties as may be assigned to him from time to time by the Board of Directors or Chairman of the Board.

          Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits:
                    No.       Description
                     3        By-Laws, as amended through May 22, 1996
                          27        Financial Data Schedule

                 (b)  Reports on Form 8-K:

                    No Reports on Formm 8-K were filed during the quarter for which this Report is filed.
                                           Pg. 12






                                      SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SBARRO, INC.
                                        Registrant


          Date:     June 5, 1996        /s/  MARIO SBARRO
                                        Mario Sbarro
                                        Chairman of the Board



          Date:     June 5, 1996        /s/  ROBERT S. KOEBELE
                                        Robert S. Koebele
                                        Vice President-Finance



















                                       Pg. 13






                                 EXHIBIT INDEX


     Exhibit Number         Description                         Page

       3             By-Laws, As amended through May 22, 1996     15
       27            Financial Data Schedule                      34