Form 10-Q
period 1996-07-14
SBARRO INC
filed 1996-08-28
CIK 766004

______________________________________________________________________
       ______________________________________________________________________


                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

        __ _
       / X /     Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the quarter ended July 14, 1996


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

       Yes  X         No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Class                                   Outstanding at August 16, 1996

       Common Stock, $.01 par value                    20,373,742
       ______________________________________________________________________
       ______________________________________________________________________









                                    SBARRO, INC.

                                   FORM 10-Q INDEX



          PART I.     FINANCIAL INFORMATION                           PAGES


          Consolidated Financial Statements:

               Balance Sheets - July 14, 1996 (unaudited) and
          December 31, 1995. . . . . . . . . . . . . . . . . . . . . . 3-4

               Statements of Income (unaudited) - Twenty-Eight Weeks
          ended July 14, 1996 and July 16, 1995 and Twelve Weeks
          ended July 14, 1996 and July 16, 1995 . . . . . . . . . . . .5-6

               Statements of Cash Flows (unaudited) - Twenty-Eight
          Weeks ended July 14, 1996 and July 16, 1995 . . . . . . . . .7-8

               Notes to Unaudited Consolidated Financial
          Statements - July 14, 1996. . . . . . . . . . . . . . . . . . 9

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . .10-12


          PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . 13




















                                        Pg. 2





                            SBARRO, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS


                                                     (In thousands)
                                          July 14, 1996  December 31, 1995
                                           (unaudited)

          Current assets:
            Cash and cash equivalents         $82,908          $93,501
            Marketable securities               2,500                -

            Receivables:
             Franchisees                          611              741
             Other                              2,821            1,863

                                                3,432            2,604

            Inventories                         2,353            2,763

            Prepaid expenses                    4,235            1,754

             Total current assets              95,428          100,622

          Marketable securities                 7,500           10,000

          Property and equipment, net         125,751          126,757

          Other assets:
            Deferred charges, net of
             accumulated amortization of
             $2,393,000 at July 14, 1996 and
             $1,573,000 at December 31, 1995    1,664            1,767
            Other                               4,244            3,584

                                                5,908            5,351

                                             $234,587         $242,730









                                     (continued)


                                        Pg. 3





                            SBARRO, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     (In thousands)
                                          July 14, 1996  December 31, 1995
                                          (unaudited)
          Current liabilities:
            Accounts payable                   $6,787           $7,399
            Accrued expenses                   21,321           27,005
            Dividend payable                        -            3,865
            Income taxes                        3,080            4,708

             Total current liabilities         31,188           42,977


          Deferred income taxes                12,984           14,087


          Shareholders' equity:
            Preferred stock, $1 par value; authorized
             1,000,000 shares; none issued
            Common stock, $.01 par value;
             authorized 40,000,000 shares;
             issued and outstanding 20,371,992
             shares at July 14, 1996 and
             20,345,483 shares at
             December 31, 1995                    203              203
            Additional paid-in capital         30,822           30,330
            Retained earnings                 159,390          155,133
                                              190,415          185,666

                                              $234,587        $242,730












              See notes to unaudited consolidated financial statements




                                        Pg. 4






                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                    (In thousands, except per share data)
                                       For the twenty-eight weeks ended:
                                           July 14, 1996  July 16, 1995
          Revenues:
            Restaurant sales                  $154,131        $149,079
            Franchise related income              3,106          2,834
            Interest income                       1,948          1,458
             Total revenues                     159,185        153,371

          Costs and expenses:
            Cost of food and paper products      33,849         32,656
            Restaurant operating expenses:
             Payroll and other employee
              benefits                           39,758         39,951
             Occupancy and other                 44,164         44,007
            Depreciation and amortization        11,915         12,308
            General and administrative            8,062          8,862
            Other income                          (668)           (743)
             Total costs and expenses          137,080         137,041

          Income before income taxes            22,105          16,330
          Income taxes                           8,488           6,235
          Net income                           $13,617         $10,095

          Per share data:
            Earnings per common and common
             equivalent share                   $0.67            $0.50


            Weighted average number of shares
             used in the computation          20,354,791       20,333,048











              See notes to unaudited consolidated financial statements


                                        Pg. 5





                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                    (In thousands, except per share data)
                                        For the twelve weeks ended:
                                           July 14, 1996  July 16, 1995
          Revenues:
            Restaurant sales                  $68,848          $66,794
            Franchise related income            1,434            1,324
            Interest income                       846              646
             Total revenues                    71,128           68,764

          Costs and expenses:
            Cost of food and paper products    15,288           14,623
            Restaurant operating expenses:
             Payroll and other employee
              benefits                         17,370           17,319
             Occupancy and other               19,300           19,098
            Depreciation and amortization       5,179            5,383
            General and administrative          3,445            3,777
            Other income                         (236)            (283)
             Total costs and expenses          60,346           59,917

          Income before income taxes           10,782            8,847
          Income taxes                          4,140            3,362
          Net income                          $ 6,642          $ 5,485

          Per share data:
            Earnings per common and common
             equivalent share                   $0.33            $0.27


            Weighted average number of shares
             used in the computation         20,363,607      20,333,975








              See notes to unaudited consolidated financial statements



                                        Pg. 6





                            SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                              (In thousands)
                                        For the twenty-eight weeks ended:
                                          July 14, 1996   July 16, 1995
          Operating activities:

          Net income                          $13,617          $10,095
          Adjustments to reconcile net income
              to net cash provided by
              operating activities:
             Depreciation and amortization     11,915           12,308
             Deferred income taxes             (1,103)             374
             Changes in operating assets
              and liabilities:
               Increase (decrease) in
                receivables                      (828)           1,103
               Decrease in inventories            410              368
               Increase in prepaid expenses    (2,404)          (2,644)
               Increase in deferred charges      (717)            (779)
               Increase in other assets          (794)            (681)
               Decrease in accounts payable
                and accrued expenses           (5,620)          (1,037)
               Decrease in income taxes
                payable                        (1,628)          (3,392)

          Net cash provided by operating
            activities                         12,848           15,715

          Investing activities:

          Proceeds from maturities of
            marketable securities                   -           13,772
          Purchases of property and
            equipment                         (10,702)         (10,413)

          Net cash provided by (used in)
            investing activities              (10,702)           3,359








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





                            SBARRO, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                     (UNAUDITED)


                                              (In thousands)
                                        For the twenty-eight weeks ended:
                                         July 14, 1996    July 16, 1995
          Financing activities:

          Proceeds from exercise of
            stock options                         492              103
          Cash dividends paid                  (13,231)         (10,979)

          Net cash used in financing
            activities                         (12,739)         (10,876)

          Increase (decrease) in cash
            and cash equivalents              (10,593)            8,198

          Cash and cash equivalents at
            beginning of period                93,501            42,362

          Cash and cash equivalents
            at end of period                  $82,908           $50,560



          Supplemental disclosure of cash flow information:

          Cash paid during the period
            for income taxes                  $11,219            $9,253












              See notes to unaudited consolidated financial statements



                                        Pg. 8






                            SBARRO, INC. AND SUBSIDIARIES
                Notes to Unaudited Consolidated Financial Statements


          1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at July 14, 1996 and their consolidated results of operations for the twenty-eight and twelve weeks ended July 14, 1996 and July 16, 1995 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

























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

               The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:


                              28 Weeks 28 Weeks 12 Weeks 12 Weeks
                               Ended     Ended    Ended    Ended    Fiscal Year

                             7/14/96   7/16/95  7/14/96 7/16/95       1995  1994
     Company-owned restaurants:
      Opened during period       10        27       1      13          44    53
      Acquired from (sold to)
       franchisees during
        period-net                -         -       -       -           -     2
      Closed during period      (3)       (6)       -      (4)        (40)   (3)
      Open at end of period     578       588     578     588         571   567

     Franchised restaurants:
      Opened during period       14        20       7      11          40    38
      Purchased from (sold to)
       Company during period-net  -         -       -        -          -    (2)
      Closed or terminated
       during period            (6)       (2)     (1)      (2)         (2)   (8)
      Open at end of period     208       180     208     180         200   162

     All restaurants:
      Opened during period       24        47       8      24          84    91
      Closed or terminated
       during period            (9)       (8)     (1)      (6)        (42)  (11)
      Open at end of period     786       768     786     768         771   729


     In addition, franchisees operate eight kiosk/cart units.


                                       Pg. 10





          Restaurant sales from Company-owned units increased 3.4% to $154,131,000 for the twenty-eight weeks ended July 14, 1996 from $149,079,000 for the twenty-eight weeks ended July 16, 1995, and increased 3.1% to $68,848,000 for the twelve weeks ended July 14, 1996 from $66,794,000 for the twelve weeks ended July 16, 1995. These increases resulted primarily from the opening of new units, subsequent to the first quarter of 1995, which produce sales more typical of the Company's existing units than the underperforming units which the Company closed pursuant to the program announced in late 1995 and an increase in comparable unit sales of approximately .8% for the twenty-eight week period and 1.0% for the twelve week period. The 1996 comparable unit sales for the twenty-eight week period were $143,624,000 and for the twelve week period were $63,779,000. In mid April 1996, the Company selectively increased menu prices which, subsequent to the increase, affected sales by less than .5%. Comparable restaurant sales are made up of sales at locations that were open during the entire current period and entire prior fiscal year.

          Franchise related income increased 9.6% to $3,106,000 for the twenty-eight weeks ended July 14, 1996 from $2,834,000 for the twenty-eight weeks ended July 16, 1995, and increased 8.3% to $1,434,000 for the twelve weeks ended July 14, 1996 from $1,324,000 for the twelve weeks ended July 16, 1995. These increases resulted from higher royalties, due principally to a larger number of franchise units in operation in the current periods than in the comparable periods in 1995.

          Interest income increased to $1,948,000 for the twenty-eight weeks ended July 14, 1996 from $1,458,000 for the comparable period last year. Interest income increased to $846,000 for the twelve weeks ended July 14, 1996 from $646,000 for the comparable period of the prior year. These increases were due to larger amounts of cash invested at similar interest rates in the current periods over the comparable periods in 1995.

          Cost of food and paper products as a percentage of restaurant sales increased to 22.0% for the twenty-eight weeks ended July 14, 1996 from 21.9% for the twenty-eight weeks ended July 16, 1995, and increased to 22.2% for the twelve weeks ended July 14, 1996 from 21.9% for the twelve weeks ended July 16, 1995. These increases resulted primarily from higher cheese prices, the effect of which increased food costs by $976,000 and $590,000 for the twenty-eight and twelve weeks ended July 14, 1996, respectively, offset somewhat by lower prices for other items and by the benefits of the closing of underperforming units in late 1995 which had higher food cost relationships.

          Restaurant operating expenses - payroll and other employee benefits decreased to 25.8% of restaurant sales for the twenty-eight weeks ended July 14, 1996 from 26.8% for the twenty-eight weeks ended July 16, 1995 and decreased to 25.2% for the twelve weeks ended July 14, 1996 from 25.9% for the twelve weeks ended



                                       Pg. 11





          July 16, 1995. Restaurant operating expenses - occupancy and other expenses decreased to 28.7% of restaurant sales for the twenty-eight weeks ended July 14, 1996 from 29.5% for the twenty-eight weeks ended July 16, 1995 and decreased to 28.0% for the twelve weeks ended July 14, 1996 from 28.6% for the twelve weeks ended July 16, 1995. These percentage decreases are partially due to the increase in comparable unit sales enabling the spreading of such costs over a larger sales base and the Company's program of closing underperforming units which had higher payroll and other restaurant cost relationships.

          Depreciation and amortization expenses decreased to $11,915,000 for the twenty-eight weeks ended July 14, 1996 from $12,308,000 for the twenty-eight weeks ended July 16, 1995. Depreciation and amortization expenses decreased to $5,179,000 for the twelve weeks ended July 14, 1996 from $5,383,000 for the twelve weeks ended July 16, 1995. These decreases are principally due to the closing of underperforming units in late 1995 offset somewhat from opening new units.

          General and administrative expenses were $8,062,000 or 5.1% of total revenues for the twenty-eight weeks ended July 14, 1996 compared to $8,862,000 or 5.8% of total revenues for the twenty-eight weeks ended July 16, 1995. This decrease was the result of the absence in 1996 of a $235,000 provision in 1995 for the closing of two stores and a reduction in management level positions subsequent to the second quarter of 1995. General and administrative expenses were $3,445,000 or 4.8% of total revenues for the twelve weeks ended July 14, 1996 compared to $3,777,000 or 5.5% for the twelve weeks ended July 16, 1995. This decrease was primarily due to the reduction in management level personnel subsequent to the second quarter of 1995.

          The recently enacted increase in the Federal minimum wage is not expected to have a material impact on restaurant and general and administration payroll expenses.

          The effective income tax rate for the twenty-eight weeks ended July 14, 1996 was 38.4% and for July 16, 1995 was 38.2%.

          Liquidity and Capital Resources

          At July 14, 1996, the Company had cash and cash equivalents and marketable securities of approximately $92,908,000 and its working capital was approximately $64,240,000. Cash provided by operations for the twenty-eight weeks ended July 14, 1996 of $12,848,000 and a portion of the available working capital was used to purchase restaurant property and equipment of $10,702,000 and to pay three quarterly dividends aggregating $13,231,000.
          The Company believes, based on current projections, that its liquid assets presently on hand, together with cash generated from operations, should be sufficient for its presently

                                       Pg. 12
          contemplated operations, dividends and the purchase of property and equipment relating to its development of restaurants, as well





          as renovating and equipping the Company's new headquarters building.

          Dividends

          On February 22, 1996, the Company increased its quarterly cash dividend to $.23 per share, or an aggregate annual rate of $.92 per share. This dividend was paid on April 3, 1996 to shareholders of record on March 19, 1996, and amounted to $4,680,554.

          On May 23, 1996, the Company declared a quarterly cash dividend of $.23 per share. The cash dividend was paid on July 8, 1996 to shareholders of record on June 19, 1996, and amounted to $4,685,443.

          On August 21, 1996, the Company declared a quarterly cash dividend of $.23 per share. The cash dividend will be paid on October 4, 1996 to shareholders of record on September 19, 1996.












                            PART II.   OTHER INFORMATION


          Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:
               No.       Description
               27        Financial Data Schedule

          (b)  Reports on Form 8-K.

               No Reports on Form 8-K were filed by the Company during the quarter for which this Report is filed.








                                       Pg. 13





                                      SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SBARRO, INC.
                                        Registrant


          Date:  August 26, 1996        /s/  MARIO SBARRO
                                        Mario Sbarro
                                        Chairman of the Board



          Date:  August 26, 1996        /s/  ROBERT S. KOEBELE
                                        Robert S. Koebele
                                        Vice President-Finance





















                                       Pg. 14











                                    EXHIBIT INDEX









          Exhibit Number           Description              Page

               27             Financial Data Schedule         15