Form 10-Q
period 1996-10-06
SBARRO INC
filed 1996-11-20
CIK 766004

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

       For the quarter ended October 6, 1996             Commission File
                                                         Number 1-8881



                                    SBARRO, INC.
               (Exact Name of Registrant as Specified in its Charter)


                 NEW YORK                                     11-2501939
       (State or other jurisdiction of incorporation       (I.R.S. Employer
                 or organization)                        Identification No.)

       763 Larkfield Road, Commack, New York                           11725
       (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code:     (516) 864-0200

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

       Yes  X         No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


       Class                              Outstanding at November 15, 1996

       Common Stock, $.01 par value                         20,392,243

       ______________________________________________________________________
       ______________________________________________________________________









                                    SBARRO, INC.

                                   FORM 10-Q INDEX



          PART I.     FINANCIAL INFORMATION                           PAGES


          Consolidated Financial Statements:

               Balance Sheets - October 6, 1996 (unaudited) and
                 December 31, 1995 . . . . . . . . . . . . . . . . . . 3-4

               Statements of Income (unaudited) - Forty Weeks
                 ended October 6, 1996 and October 8, 1995
                 and Twelve Weeks ended October 6, 1996 and
                 October 8, 1995. . . . . . . . . . . . . . . . . . . .5-6

               Statements of Cash Flows (unaudited) - Forty Weeks
                 ended October 6, 1996 and October 8, 1995  . . . . . .7-8

               Notes to Unaudited Consolidated Financial
                 Statements - October 6, 1996 . . . . . . . . . . . . . .9

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . .10-13


          PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . 13



















                                        Pg. 2





                            SBARRO, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS


                                                     (In thousands)
                                             October 6,     December 31,
                                                1996           1995
                                              (unaudited)
          Current assets:
            Cash and cash equivalents         $83,905          $93,501
            Marketable securities               2,500                -

            Receivables:
             Franchisees                          684              741
             Other                              1,198            1,863

                                                1,882            2,604

            Inventories                         2,396            2,763

            Prepaid expenses                    5,476            1,754

             Total current assets              96,159          100,622

          Marketable securities                 7,500           10,000

          Property and equipment, net         129,637          126,757

          Other assets:
            Deferred charges, net of accumulated
             amortization of $2,674,500 at
             October 6, 1996 and $1,573,000 at
             December 31, 1995                  1,648            1,767
            Other                               4,769            3,584

                                                6,417            5,351

                                             $239,713         $242,730










                                     (continued)

                                        Pg. 3





                            SBARRO, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     (In thousands)
                                             October 6,      December 31,
                                                1996            1995
                                                (unaudited)
          Current liabilities:
            Accounts payable                   $7,080           $7,399
            Accrued expenses                   20,967           27,005
            Dividend payable                        -            3,865
            Income taxes                        3,341            4,708

             Total current liabilities         31,388           42,977


          Deferred income taxes                13,095           14,087


          Shareholders' equity:
            Preferred stock, $1 par value;
             authorized 1,000,000 shares; none
             issued
            Common stock, $.01 par value;
             authorized 40,000,000 shares; issued
             and outstanding 20,389,742 shares at
             October 6, 1996 and 20,345,483 shares
             at December 31, 1995                 204              203
            Additional paid-in capital         31,144           30,330
            Retained earnings                 163,882          155,133
                                              195,230          185,666

                                             $239,713         $242,730





              See notes to unaudited consolidated financial statements










                                        Pg. 4





                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                     (In thousands, except per share data)
                                               For the forty weeks ended:

                                             October 6,      October 8,
                                               1996             1995
          Revenues:
            Restaurant sales                 $230,047         $222,632
            Franchise related income            4,698            4,328
            Interest income                     2,861            2,200
             Total revenues                   237,606          229,160

          Costs and expenses:
            Cost of food and paper products    50,481           48,673
            Restaurant operating expenses:
             Payroll and other employee
               benefits                        57,845           57,738
             Occupancy and other               64,711           64,084
            Depreciation and amortization      17,268           17,815
            General and administrative         11,470           12,469
            Other income                         (950)          (1,054)
             Total costs and expenses         200,825          199,725

          Income before income taxes           36,781           29,435
          Income taxes                         13,976           11,215
          Net income                          $22,805          $18,220

          Per share data:
            Earnings per common and common
             equivalent share                   $1.12            $0.90


            Weighted average number of shares
             used in the computation           20,362,333     20,334,921











              See notes to unaudited consolidated financial statements


                                        Pg. 5





                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                     (In thousands, except per share data)
                                             For the twelve weeks ended:

                                             October 6,      October 8,
                                               1996             1995
          Revenues:
            Restaurant sales                  $75,916          $73,553
            Franchise related income            1,592            1,494
            Interest income                       913              742
             Total revenues                    78,421           75,789

          Costs and expenses:
            Cost of food and paper products    16,632           16,017
            Restaurant operating expenses:
             Payroll and other employee
               benefits                        18,087           17,784
             Occupancy and other               20 547           20,080
            Depreciation and amortization       5,353            5,507
            General and administrative          3,408            3,607
            Other income                         (282)            (311)
             Total costs and expenses          63,745           62,684

          Income before income taxes           14,676           13,105
          Income taxes                          5,488            4,980
          Net income                          $ 9,188          $ 8,125

          Per share data:
            Earnings per common and common
             equivalent share                   $0.45            $0.40

            Weighted average number of shares
             used in the computation         20,379,932     20,339,284





              See notes to unaudited consolidated financial statements

                                        Pg. 6





                            SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                     (In thousands)
                                              For the forty weeks ended:
                                             October 6,      October 8,
                                               1996             1995
          Operating activities:

          Net income                          $22,805          $18,220
          Adjustments to reconcile net income
            to net cash provided by operating
            activities:
             Depreciation and amortization     17,268           17,815
             Deferred income taxes               (992)             673
             Changes in operating assets
             and liabilities:
               Decrease in receivables            722            1,219
               Decrease in inventories            367              381
               Increase in prepaid expenses    (3,645)          (3,672)
               Increase in deferred charges    (1,021)          (1,087)
               Increase in other assets        (1,369)          (2,076)
               Decrease in accounts payable
                 and accrued expenses          (6,225)          (2,382)
               Decrease in income taxes payable(1,367)          (3,107)

          Net cash provided by operating
            activities                         26,543           25,984

          Investing activities:

          Proceeds from maturities of
            marketable securities                   -           21,575
          Purchases of property and equipment  (19,033)         (13,921)

          Net cash provided by (used in)
            investing activities               (19,033)          7,654








                                     (continued)




                                        Pg. 7





                            SBARRO, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                     (UNAUDITED)


                                                     (In thousands)
                                              For the forty weeks ended:

                                             October 6,      October 8,
                                              1996              1995
          Financing activities:

          Proceeds from exercise of
            stock options                         815              214
          Cash dividends paid                 (17,921)         (14,845)

          Net cash used in financing
            activities                        (17,106)         (14,631)

          Increase (decrease) in cash
            and cash equivalents               (9,596)          19,007

          Cash and cash equivalents at
            beginning of period                93,501           42,362

          Cash and cash equivalents
             at end of period                  $83,905         $61,369



          Supplemental disclosure of cash flow information:

          Cash paid during the period
            for income taxes                    $16,321        $13,355












              See notes to unaudited consolidated financial statements



                                        Pg. 8






                            SBARRO, INC. AND SUBSIDIARIES
                Notes to Unaudited Consolidated Financial Statements


          1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at October 6, 1996 and their consolidated results of operations for the forty and twelve weeks ended October 6, 1996 and October 8, 1995 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.



























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

               The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:



                              40 Weeks 40 Weeks 12 Weeks 12 Weeks
                               Ended     Ended   Ended    Ended     Fiscal Year

                              10/06/96 10/08/95 10/06/96  10/08/95    1995  1994
     Company-owned restaurants:
      Opened during period       20       37       10      10          44    53
      Acquired from (sold to)
       franchisees during
        period-net                1        -        1       -           -     2
      Closed during period       (3)      (6)       -       -         (40)   (3)
      Open at end of period     589      598      589     598         571   567

     Franchised restaurants:
      Opened during period       25       30       11      10          40    38
      Purchased from (sold to)
       Company during period-net (1)       -      (1)       -           -    (2)
      Closed or terminated
       during period            (13)      (2)     (7)       -          (2)   (8)
      Open at end of period     211      190      211     190         200   162

     All restaurants:
      Opened during period       45       67       21      20          84    91
      Closed or terminated
       during period            (16)      (8)     (7)       -         (42)  (11)
      Open at end of period     800      788      800     788         771   729


     In addition, franchisees operate eight kiosk/cart units.


                                       Pg. 10





          Restaurant sales from Company-owned units increased 3.3% to $230,047,000 for the forty weeks ended October 6, 1996 from $222,632,000 for the forty weeks ended October 8, 1995. Restaurant sales from Company-owned units increased 3.2% to $75,916,000 for the twelve weeks ended October 6, 1996 from $73,553,000 for the twelve weeks ended October 8, 1995. These increases resulted primarily from the opening of new units not open for the full period in 1995, which are producing sales more typical of the Company's existing units than the underperforming units which the Company closed pursuant to the program announced in late 1995, and an increase in comparable unit sales of approximately .6% for the forty week period (comparable unit sales remained relatively unchanged for the twelve week period). The 1996 comparable unit sales for the forty week period were $212,537,000 and for the twelve week period were $69,059,000.
          The Company increased selective menu prices by less than .5% and approximately 1% in mid April 1996 and mid July 1996, respectively, which subsequent to the increase, affected sales by less than .5% for the forty weeks ended October 6, 1996 and approximately 1% for the twelve week period, respectively. Comparable restaurant sales are made up of sales at locations that were open during the entire current year and entire prior fiscal year.

          Franchise related income increased 8.5% to $4,698,000 for the forty weeks ended October 6, 1996 from $4,328,000 for the forty weeks ended October 8, 1995. Franchise related income increased 6.6% to $1,592,000 for the twelve weeks ended October 6, 1996 from $1,494,000 for the twelve weeks ended October 8, 1995.
          These increases resulted from higher royalties, due principally to a larger number of franchise units in operation in the current periods than in the comparable periods in 1995, offset somewhat by lower franchise licensing fees due to less store openings.

          Interest income increased to $2,861,000 for the forty weeks ended October 6, 1996 from $2,200,000 for the comparable period last year. Interest income increased to $913,000 for the twelve weeks ended October 6, 1996 from $742,000 for the comparable period of the prior year. These increases were due to larger amounts of cash invested at comparable interest rates in the current periods over the comparable periods in 1995.

          Cost of food and paper products as a percentage of restaurant sales were 21.9% for both the forty weeks ended October 6, 1996 and October 8, 1995. Cost of food and paper products as a percentage of restaurant sales increased to 21.9% for the twelve weeks ended October 6, 1996 from 21.8% for the twelve weeks ended October 8, 1995. These percentages were affected primarily by higher cheese prices, the effect of which increased food costs by $1,778,000 and $802,000 for the forty and twelve weeks ended October 6, 1996, respectively, offset somewhat by lower prices of other items and by the benefits of the closing of underperforming units in late 1995 which had higher food cost relationships and, to a limited extent, the selective menu price increases. Towards the end of the third quarter, cheese prices began to decline,

                                       Pg. 11





          which had a nominal impact on the third quarter. Current cheese prices are slightly below cheese prices that were in effect at this time in 1995.

          Restaurant operating expenses - payroll and other employee benefits decreased to 25.1% of restaurant sales for the forty weeks ended October 6, 1996 from 25.9% for the forty weeks ended October 8, 1995, and decreased to 23.8% for the twelve weeks ended October 6, 1996 from 24.2% for the twelve weeks ended October 8, 1995. Restaurant operating expenses - occupancy and other expenses decreased to 28.1% for the forty weeks ended October 6, 1996 from 28.8% for the forty weeks ended October 8, 1995 and decreased to 27.1% for the twelve weeks ended October 6, 1996 from 27.3% for the twelve weeks ended October 8, 1995.
          These decreases are partially due to the increase in comparable unit sales enabling the spreading of such costs over a larger sales base and partially due to the Company's program of closing underperforming units which had higher payroll and other restaurant cost relationships.

          Depreciation and amortization expenses decreased to $17,268,000 for the forty weeks ended October 6, 1996 from $17,815,000 for the forty weeks ended October 8, 1995. Depreciation and amortization expenses decreased to $5,353,000 for the twelve weeks ended October 6, 1996 from $5,507,000 for the twelve weeks ended October 8, 1995. These decreases are principally due to the closing of underperforming units in late 1995 offset somewhat from opening new units.

          General and administrative expenses were $11,470,000 or 4.8% of total revenues for the forty weeks ended October 6, 1996 compared to $12,469,000 or 5.4% of total revenues for the forty weeks ended October 8, 1995. This decrease was primarily the result of a reduction in management level positions and a nonrecurring $235,000 provision in 1995. General and administrative expenses were $3,408,000 or 4.3% of total revenues for the twelve weeks ended October 6, 1996 compared to $3,607,000 or 4.8% for the twelve weeks ended October 8, 1995. This decrease was primarily due to the reduction in management level personnel subsequent to the second quarter of 1995.

          The effective income tax rate for the forty weeks ended October 6, 1996 was 38.0% and for October 8, 1995 was 38.1%.

          Liquidity and Capital Resources

          At October 6, 1996, the Company had cash and cash equivalents and marketable securities of approximately $93,905,000 and its working capital was approximately $64,771,000. Cash provided by operations for the forty weeks ended October 6, 1996 of $26,543,000 and a portion of the available working capital was used to purchase restaurant property and equipment and to

                                       Pg. 12
          renovate the Company's new headquarters building of $19,033,000 and to pay four quarterly dividends aggregating $17,921,000. The





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

          On August 21, 1996, the Company declared a quarterly cash dividend of $.23 per share. The cash dividend was paid on October 4, 1996 to shareholders of record on September 19, 1996, and amounted to $4,689,641.

          On November 20, 1996, the Company declared a quarterly cash dividend of $.23 per share. The cash dividend will be paid on January 3, 1997 to shareholders of record on December 19, 1996.





                            PART II.   OTHER INFORMATION



          Item 6.        Exhibits and Reports on Form 8-K.

          (a)  Exhibits:
               No.       Description
               10.1      1985 Plan, as amended
               10.2      1991 Plan, as amended
               27        Financial Data Schedule

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



                                             SBARRO, INC.
                                             Registrant


          Date:  November 20, 1996      By:  MARIO SBARRO
                                             Mario Sbarro
                                             Chairman of the Board
                                             and President



          Date:  November 20, 1996      By:  ROBERT S. KOEBELE
                                             Robert S. Koebele
                                             Vice President-Finance























                                       Pg. 14






                                    EXHIBIT INDEX




          Exhibit Number           Description              Page

               10.1                1985 Plan, as amended
               10.2                1991 Plan, as amended
               27                  Financial Data Schedule