Form 10-K
period 1996-12-29
SBARRO INC
filed 1997-03-31
CIK 766004

________________________________________________________________________
             _______________________________________________________
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
      ___
     / X / Annual Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
     For the fiscal year ended December 29, 1996
       __
     / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________ to ________

     Commission file number 1-8881

                                   SBARRO, INC.
              (Exact name of Registrant as specified in its charter)

                    NEW YORK                                11-2501939
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification No.)


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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
     Form 10-K or any amendment to this Form 10-K  [   ].

          The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 14, 1997 was approximately $357,000,000.

          The number of shares of Common Stock of the registrant outstanding as of March 14, 1997 was 20,407,825.


                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement to be used in connection with the registrant's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.





                                    SBARRO, INC.

                                       PART I

          ITEM 1.  BUSINESS


                    Sbarro, Inc., a New York corporation, was organized in 1977 and is the successor to a number of family food and restaurant businesses developed and operated by the Sbarro family. The Company has become a leading operator and franchisor of family-style Italian restaurants, with 816 Sbarro restaurants worldwide. In addition, since 1995, the Company has created, through joint ventures, other concepts for the purpose of developing growth opportunities in addition to its Sbarro restaurants. (See ``New Ventures'', below.) As used in this report, the term "Company" refers to Sbarro, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.


                    General

                    The Company develops and operates or franchises an international chain of family-style Italian restaurants under the "Sbarro" and "Sbarro The Italian Eatery" names (``Sbarro restaurants''). Sbarro restaurants are family-oriented cafeteria-style restaurants featuring a menu of popular Italian food, including pizza with a variety of toppings, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, cheesecake and other desserts.

                    As of December 29, 1996, there were 816 Sbarro restaurants, located in 48 states throughout the United States, the District of Columbia and in Aruba, Australia, the Bahamas, Belgium, Canada, Chile, France, Israel, Japan, Korea, Kuwait, Lebanon, the Philippines, Puerto Rico, Qatar, Saudi Arabia, and the United Kingdom. At that date, the Company owned and operated 597 restaurants and franchised 219 Sbarro restaurants. In addition, since 1995, the Company has created and operated, through joint ventures, other concepts for the purpose of developing growth opportunities in addition to its Sbarro restaurants.


                    Restaurant Expansion

                    The Company has expanded significantly in recent years, growing from 123 restaurants at the time of the Company's initial public offering of Common Stock in 1985 to 530 restaurants at the beginning of 1992 to 816 at the end of 1996. During 1996, 65 new Sbarro restaurants were opened, of which 29 were Company-owned and 36 were franchised.
                                         -2-
                    During 1997, the Company plans to open approximately 80 restaurants, of which approximately 40 are expected to be





          Company-owned and the balance are expected to be franchised. The actual number of openings will depend on the availability of appropriate sites, as well as other factors.

                    While most Sbarro restaurants are located in shopping malls, in recent years the Company has been expanding the basic Sbarro concept outside the shopping mall environment by adding Company and franchise restaurants in downtown areas in major United States cities, such as Boston, Chicago, New York and Philadelphia, as well as on toll roads, in strip shopping centers, hospitals, convention centers, universities, casinos, hotels and airports. In addition, kiosks have been introduced in certain selected markets.

                    The following table indicates the number of Company-owned and Sbarro franchised restaurants during each of the years from 1992 through 1996.

                                                  Fiscal Year

                                             1996  1995 1994 1993 1992
          Company-owned Sbarro restaurants:
           Opened during period  (*)         29    44   53   59   58
           Acquired from [sold to]
             franchisees during period - net  1     -    2    7   [1]
           Closed during period  (**)        [4]  [40]  [3]  [7] [13]
           Open at end of period            597   571  567  515  456

          Franchised Sbarro restaurants:
           Opened during period              36    40   38   24   26
           Purchased from [sold to]
             Company during period - net     [1]    -   [2]  [7]   1
           Closed or terminated during
             period                         [16]   [2]  [8] [14] [14]
           Open at end of period            219   200  162  134  131

          All Sbarro restaurants:
           Opened during period              65    84   91   83   84
           Closed or terminated during
             period                         [20]  [42] [11] [21] [27]
           Open at end of period            816   771  729  649  587

          Kiosks  (all franchised)            7     8    7    7    5

          (*) Includes, in 1996, three mall locations of a joint venture which operate as Umberto of New Hyde Park units.

          (**) In December 1995, the Company announced the planned closing of 40 Company-owned Sbarro restaurants. The costs associated with the closing of these restaurants was provided for in the

                                         -3-
          1995 financial statements. See Note A to "Selected Financial Data" in Item 6 of this Report and ``Management's Discussion and Analysis of Financial Condition and Results of Operations''in
          Item 7 of this Report.






                    Concept and Menu

                    Sbarro restaurants are family oriented, offering quick, efficient, friendly cafeteria and buffet style service designed to minimize customer waiting time and facilitate table turnover. The decor of a Sbarro restaurant incorporates booth and table seating (for "in-line" restaurants), with a contemporary motif that blends with the characteristics of the surrounding area.

                    As of December 29, 1996, there were 252 ``in-line'' Sbarro restaurants and 556 ``food court'' Sbarro restaurants. In addition, franchisees operated eight free-standing Sbarro restaurants, including five in the Middle East and one in each of the Bahamas, Puerto Rico and Minnesota. "In-line" restaurants, which are self-contained restaurants, usually occupy approximately 1,500-3,000 square feet, contain the space and furniture to seat approximately 60-120 people and employ 10-40 persons, including part-time personnel. "Food court" restaurants are primarily located in areas of shopping malls designated exclusively for restaurant use and share a common dining area provided by the mall. These restaurants generally occupy approximately 500-1,000 square feet and contain only kitchen and service areas. They frequently have a more limited menu than an "in-line" restaurant and employ 6-30 persons, including part-time personnel.

                    Sbarro restaurants are generally open seven days a week serving lunch, dinner and, in a limited number of locations, breakfast, with hours conforming to those of the major department stores or other large retailers in the mall or trade area. Typically, mall restaurants are open to serve customers 10 to 12 hours a day, except on Sunday, when mall hours may be more limited. For Company-owned restaurants open a full year, average sales in 1996 and 1995 were $698,000 and $702,000, respectively, for "in-line" restaurants and $486,000 and $487,000, respectively, for "food court" restaurants.

                    Sbarro restaurants feature a menu of popular Italian food, including pizza with a variety of toppings, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, cheesecake and other desserts. In addition to soft drinks, some of the larger restaurants serve beer and wine, although alcoholic beverage sales are not emphasized.

                    All food products are prepared fresh daily in each restaurant according to special recipes developed by the Sbarro family. Emphasis is placed on serving generous portions of quality Italian-style food at value prices. Entree selections,

                                         -4-
          excluding pizza, generally range in price from $2.99 to $5.29. The Company believes that pizza, which is sold predominantly by the slice, accounts for approximately one-half of Sbarro restaurant sales.





                    The Company's ``signature'' cheesecakes are prepared in its original kitchen located in Brooklyn, New York.
          Substantially all of the food ingredients and related restaurant supplies used by the restaurants are purchased from a national independent wholesale food distributor, while breads, pastries, produce, fresh dairy and certain meat products are purchased locally for each restaurant. The Company requires that the distributor adhere to established product specifications for all food products sold to its restaurants. The Company believes that there are other distributors who would be able to service the Company's needs and that satisfactory alternative sources of supply are generally available for all items regularly used in the restaurants.

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

                    The Company has a Restaurant Management Bonus Program which provides the management teams of Company-owned Sbarro restaurants with the opportunity to receive a percentage of restaurant sales in cash bonuses based on certain performance - related criteria.

                    The Company also employs 70 - 75 Area Directors, each of whom is typically responsible for the operations of 7 - 15 Company-owned Sbarro restaurants in a given area. Before each new restaurant opening, the Company assigns an Area Director to coordinate opening procedures. Each Area Director reports to one of the ten Regional Directors. The Regional Directors recruit and supervise the managerial staff of all Company-owned Sbarro restaurants and report to one of the five Regional Vice Presidents. The Regional Vice Presidents coordinate the activities of the Regional Directors assigned to their areas of responsibility and report to one of two Corporate Vice Presidents. The Corporate Vice Presidents have total responsibility for their geographic areas.

                    Franchise Development

                    While the Company continues to emphasize expansion through Company-owned units, growth in franchise operations is
                                         -5-
          also anticipated through the establishment of new Sbarro restaurants by new franchisees and by existing franchisees capable of multi-unit operations. The Company relies principally upon its reputation and the strength of its existing restaurants to attract new franchisees.





                    As of December 29, 1996, the Company had 219 franchised Sbarro restaurants operated by 73 franchisees in 30 states as well as Aruba, Australia, the Bahamas, Belgium, Canada, Chile, France, Israel, Japan, Korea, Kuwait, Lebanon, the Philippines, Puerto Rico, Qatar, Saudi Arabia and the United Kingdom. The Company is presently considering additional franchise opportunities in the United States and other countries.

                    In certain instances, franchise locations have been established through territorial agreements under which the Company granted, for specified time periods, exclusive rights to enter into franchise agreements for restaurant units in certain geographic areas, primarily in foreign countries, or for specified non-mall locations (such as for certain toll roads or airports) in the United States or foreign countries.

                    The Company's basic franchise agreement generally requires payment of an initial license fee of $35,000 and requires continuing payments of fees of 5% - 7% of gross revenues. Franchise agreements entered into prior to 1988 generally have an initial term of 15 years with the franchisee having a year renewal option, provided that the agreement has not been previously terminated by either party for specified reasons. Since 1988, the Company has required the franchise agreements to be coterminous with the underlying lease, but generally not less than ten nor more than twenty years. Since 1990, the Company has granted a renewal option subject to certain conditions, including a remodel or image enhancement requirement. Franchise agreements granted under territorial agreements contain negotiated terms and conditions other than those contained in the Company's basic franchise agreement. The Company retains the right to terminate a franchisee for a variety of reasons, including insolvency or bankruptcy, failure to operate its restaurant according to standards, understatement of gross receipts, failure to pay fees, or material misrepresentation on an application for a franchise.

                    New Ventures

                    During 1995, the Company entered into joint venture arrangements for the purpose of developing three new restaurant concepts. The first venture is a casual dining chain in a Rocky Mountain steakhouse motif. This venture, in which the Company has a 40% interest, presently operates two restaurants





                                         -6-
          under the name Boulder Creek Steaks & Saloon, with two additional restaurants under construction. The second venture, in which the Company has a 70% interest, is a moderately priced, table service restaurant chain featuring an Italian Mediterranean menu under the names Bice Med Grille, Salute and Cafe Med. Two restaurants in New York City and one on Long Island, New York are currently operating. The third venture is a family restaurant concept under the name Umberto of New Hyde Park featuring pizza and other Italian-style foods, in which the Company has an 80% interest. This venture currently operates one restaurant in a strip shopping center on Long Island, New York and three food court units in regional shopping malls in Chicago, Las Vegas and White Plains, New York. The Company intends to monitor the results of these three concepts for the purpose of evaluating their potential future growth.

                    Employees

                    As of December 29, 1996, the Company (exclusive of joint ventures to which the Company is a party) employed approximately 7,770 persons, of whom approximately 2,700 were full-time field and restaurant personnel, 4,900 were part-time restaurant personnel and 170 were Headquarters Office personnel. None of the Company's employees are covered by collective bargaining agreements. The Company believes its employee relations are satisfactory.

                    Competition

                    The restaurant business is highly competitive with respect to price, service, location and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. There is active competition for management personnel and attractive commercial shopping mall, center city and other locations suitable for restaurants. The Company competes in each market in which it operates with locally-owned restaurants as well as with national and regional restaurant chains.

                    Trademarks

                    The Sbarro restaurants operate under the "Sbarro" and "Sbarro The Italian Eatery" service marks which are registered with the United States Patent and Trademark Office for terms presently expiring in 2004 and 2001, respectively. Registered service marks may continually be renewed for 10 year periods.
          The Company has also registered or filed applications to register "Sbarro" and "Sbarro The Italian Eatery" in several other countries. The Company believes that these marks continue to be materially important to the Company's business. The joint ventures, to which the Company is a party, have also applied for United States trademarks covering trade names used by them.


                                         -7-
                    Governmental Regulation

                    The Company is subject to various Federal, state and local laws affecting its business. The restaurants of the Company and its franchisees are subject to a variety of regulatory provisions relating to wholesomeness of food, sanitation, health, safety and, in certain cases, licensing of the sale of alcoholic beverages. The Company is also subject to a substantial number of state laws and regulations governing the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards to the relationship between franchisor and franchisee. The Company is also subject to Federal Trade Commission regulations governing disclosure requirements in the sale of franchises. In addition, the Fair Labor Standards Act, governing such matters as minimum wage requirements, overtime, employment of minors and other working conditions, is applicable to the Company. The Company believes it is in compliance with such laws in all material aspects.


          ITEM 2.  PROPERTIES

                    All Sbarro restaurants are operated in leased premises. As of December 29, 1996, the Company leased 628 restaurants, of which 34 were subleased to franchisees under terms which cover all obligations of the Company under the lease. The remaining franchisees directly lease their restaurant spaces. Most of the Company's restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts. Leases to which the Company were a party at December 29, 1996 have initial terms expiring as follows:


           Years Initial Lease Number of Company-  Number of Franchised
             Terms Expire      owned Restaurants       Restaurants

             1997                   38                     1
             1998 - 2001           213                    19
             2002 - 2006           318                    13
             2007 - 2013            25                     1


                    Since May 1986, the Company's headquarters have been located in a two-story 20,000 square foot office building located in Commack, New York, which is subleased for a period of fifteen years from a partnership owned by certain shareholders of the Company at a current annual base rental of $337,000. In addition, the Company pays real estate taxes, utilities, insurance and certain other expenses for the facility.

                                         -8-
                    In March 1994, the Company purchased a 100,000 square foot office building in Melville, New York, for $5,350,000. The Company is in the process of refurbishing the building at an estimated additional cost of approximately $7 million and intends to occupy a portion of the building in 1997 as its corporate headquarters and lease the remainder of the building.






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




                                       PART II




          ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
                    AND RELATED SHAREHOLDER MATTERS


                    The Company's Common Stock is listed on the New York Stock Exchange under the symbol ``SBA''. The range of high and low sales prices of the Company's Common Stock on the New York Stock Exchange for the last two fiscal years is as follows:


                    1996                                    1995

          Quarter Ended  High      Low       Quarter Ended  High      Low

          April 21    $27.00    $21.38       April 23    $27.88    $22.75
          July 14     $28.13    $24.13       July 16     $26.00    $19.88
          October 6   $26.00    $22.88       October 8   $25.00    $21.50
          December 29 $27.50    $24.25       December 31 $23.25    $20.88





                                         -9-
                    As of March 1, 1997, there were approximately 570 holders of record of the Company's Common Stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

                    In 1996 and 1995, the Company declared quarterly dividends of $.23 per share and $.19 per share, respectively, aggregating $.92 per share and $.76 per share for the respective years. On February 20, 1997, the Company's Board of Directors declared an increase in the quarterly dividend to $.27 per share, beginning with the quarterly cash dividend to be paid on April 2, 1997 to shareholders of record on March 18, 1997.

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

                                                          Years Ended
                                    Dec. 29, Dec. 31,  Jan. 1, Jan. 2,  Jan. 3,
     Income Statement Data:         1996      1995     1995    1994      1993
                                (In thousands, except share and per share data)

     Revenues:
      Restaurant sales           $319,315 $310,132 $288,808 $259,213 $231,796
      Franchise related income      6,375    5,942    5,234    4,758    4,433
      Interest income               3,798    3,081    1,949    1,579    1,319
                                  329,488  319,155  295,991  265,550  237,548

     Costs and expenses:
      Cost of food and
        paper products             68,668   67,361   61,877   55,428   51,078
      Restaurant operating expenses:
      Payroll & other
        employee benefits          78,258   78,342   70,849   64,653   57,555
      Occupancy & other expenses   85,577   84,371   76,353   68,241   62,819
      Depreciation and
        amortization               22,910   23,630   21,674   18,599   16,174
      General and administrative   14,940   16,089   13,319   12,913   12,388
      Provision for unit
        closings (Note A)               -   16,400        -        -        -
      Other income                (1,171)  (1,359)   (1,351) (1,244)   (1,287)
                                  269,182  284,834   242,721 218,590   198,727

     Income before income taxes and cumulative
      effect of change in method of accounting for
      income taxes                 60,306   34,321    53,270  46,960   38,821
     Income taxes                  22,916   13,042    20,244  18,612   14,752
     Income before cumulative effect
      of accounting change         37,390   21,279    33,026  28,348   24,069
     Cumulative effect of change
      in method of accounting
        for income taxes                -        -         -   1,010        -
     Net income  (Note A)         $37,390  $21,279   $33,026 $29,358  $24,069

     Per share data:
      Earnings per common and common
       equivalent share before
       cumulative effect of change
       in method of accounting
       for income taxes             $1.84    $1.05    $1.63    $1.40    $1.18
      Cumulative effect of
       change in method of
       accounting for income taxes      -        -        -      .05         -
      Earnings per common and





       common equivalent share
       (Notes A and B)              $1.84    $1.05    $1.63    $1.45     $1.18

     Dividends declared             $0.92    $0.76    $0.64    $0.52         -

     Weighted average number
      of shares used in the
       computation
       (Note B)          20,369,128 20,336,809 20,310,283 20,280,816 20,322,863


                                 Dec. 29,  Dec. 31,  Jan. 1, Jan. 2,  Jan. 3,
     Balance Sheet Data:            1996     1995      1995     1994    1993
                                                         (In thousands)


     Total assets                $258,659 $242,730 $232,051 $207,733 $183,045
     Working capital               73,619   57,645   43,271   45,218   41,456
     Shareholders' equity         205,200  185,666  179,580  159,037  139,974


     Number of Restaurants at End of Period:

     Company-owned and
      operated (Note A)               597      571      567      515      456
     Franchised                       219      200      162      134      131

     Total  (Note C)                  816      771      729      649      587



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

     Note C: Excludes kiosks operated by franchisees and restaurants owned and operated by joint ventures to which the Company is a party (other than three mall locations of a joint ventrue which are included in the table as Company-owned and operated units).

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations

               1996 Compared to 1995

                    Restaurant sales from Company-owned units increased 3.0% to $319,315,000 in 1996 from $310,132,000 in 1995. The increase resulted from the higher contribution to sales in 1996 than in 1995 from units opened during 1995 together with the contribution to sales from units opened during 1996 offset, in part, by the loss of sales from underperforming units closed at the end of 1995. Another factor affecting sales was the selective menu price increases of approximately .5% and 1% in mid April 1996 and mid July 1996. Comparable unit sales remained relatively unchanged at $292,088,000 in 1996 and $292,622,000 in 1995. Comparable restaurant sales are made up of sales at locations that were open during the entire current year and entire prior fiscal year.

                    Franchise related income increased 7.3% to $6,375,000 in 1996 from $5,942,000 in 1995. This increase resulted from higher royalties due principally to a larger number of franchise units in operation in the current year than in 1995, offset somewhat by lower initial franchise licensing fees due to less unit openings. Comparable sales at franchise locations did not change significantly.

                    Interest income increased to $3,798,000 in 1996 from $3,081,000 in 1995. This increase was primarily due to larger amounts of cash invested, offset somewhat by slightly lower yields on cash equivalents and marketable securities for the fiscal year.

                    Cost of food and paper products decreased as a percentage of restaurant sales to 21.5% in 1996 from 21.7% in 1995. This improvement resulted principally from the effects of the closing of underperforming units in late 1995, which had higher food cost relationships than more typical Company locations, lower prices of various paper products and food items and, to a limited extent, the selective menu price increases, offset by higher cheese prices during the second and third quarters of 1996, which increased food costs by approximately $1,800,000. Current cheese prices are slightly below cheese prices that were in effect at this time in 1996.

                    Restaurant operating expenses - payroll and other employee benefits decreased to 24.5% of restaurant sales in 1996 from 25.3% of restaurant sales in 1995. Restaurant operating expenses - occupancy and other expenses decreased to 26.8% of restaurant sales in 1996 from 27.2% of restaurant sales in 1995. These improvements were principally due to the Company's program of closing underperforming units which had higher payroll and other restaurant cost relationships, improved supervision and controls over costs and, to a limited extent, the impact of menu price increases.

                    Depreciation and amortization expenses decreased to $22,910,000 in 1996 from $23,630,000 in 1995. This decrease was principally due to the closing of underperforming units in late 1995, offset somewhat from new unit openings in 1996.

                    General and administrative expenses were $14,940,000 in 1996 or 4.5% of revenues and $16,089,000 in 1995 or 5.0% of revenues. The decrease in dollars was principally due to improved controls in supervising and administering restaurants. The decrease in this category of expenses as a percentage of revenues was, in addition to the dollar decrease, favorably impacted by the spreading of non-variable costs over a larger revenue base.

                    The effective income tax rate was 38.0% for 1996 and 1995.


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

                    Restaurant operating expenses - payroll and other employee benefits increased to 25.3% of restaurant sales in 1995 from 24.5% of restaurant sales in 1994. This percentage increase was attributable to the higher costs of providing benefits to employees and a slower growth in comparable unit sales in 1995. Restaurant operating expenses - occupancy and other expenses increased to 27.2% of restaurant sales in 1995 from 26.4% of restaurant sales in 1994. This percentage increase was attributable to higher occupancy related charges and a slower growth in comparable unit sales in 1995.

                    Depreciation and amortization increased to $23,630,000 in 1995 from $21,674,000 in 1994. The increase was the result of the number of additional Company-owned units in operation during 1995 over the number of units in operation during 1994.

                    General and administrative expenses were $16,089,000 in 1995 or 5.0% of revenues and $13,319,000 in 1994 or 4.5% of revenues. This increase was primarily due to increased costs associated with supervising and administering the additional restaurants in operation and adding management level personnel.

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


          Impact of Inflation

                    Food, labor, construction and equipment costs are the items most affected by inflation in the restaurant business. Although for the past several years inflation has not been a significant factor, there can be no assurance that this trend will continue. In addition, food and paper product costs may be temporarily or permanently affected by weather, economic and other factors beyond the Company's control that may reduce available supply and, accordingly, increase the price of food stuff and paper products. The increase in the Federal minimum wage, the first phase of which went into effect in October 1996, did not materially affect the Company's fiscal 1996 results of operations. The second phase, which is scheduled to go into effect in September 1997, is not expected to materially affect the Company's results of operations in fiscal 1997 or in later years.




                                        -14-
          Seasonality






                    The Company's business is subject to seasonal fluctuations, the effects of weather and economic conditions. Earnings have been highest in its fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. The fourth fiscal quarter normally accounts for approximately 40% of net income for the year. In 1996, the fourth fiscal quarter accounted for 39% of net income for the year. The length of the holiday shopping period between Thanksgiving and Christmas and the number of weeks in the fourth quarter produce changes in the fourth quarter earnings relationship from year to year. (See also, ``Accounting Period''.)

          Liquidity and Capital Resources

                    During 1996, operating activities contributed $54.0 million to cash flow resulting primarily from net income of $37.4 million and a non-cash expense of $22.9 million for depreciation and amortization, which were somewhat offset by increases in deferred charges ($1.3 million) and other assets ($1.8 million) and a decrease in accounts payable and accrued expenses ($4.3 million). During the year, the Company expended approximately $25.9 million for the acquisition of property and equipment related, primarily, to the opening of 29 Company-owned restaurants, construction costs related to the joint venture operations and the renovation of the Company's new headquarters building. In addition, $17.9 million was used to pay four quarterly cash dividends to the Company's shareholders.

                    At December 29, 1996, the Company had cash, cash equivalents and marketable securities of approximately $114.8 million and its working capital was approximately $73.6 million.

                    The Company anticipates that approximately 40 Company-owned and operated units will be opened during 1997 and that its capital expenditures (including approximately $7 million to complete the renovation and equipping of the Company's new headquarters building) will approximate $25 million in 1997. The Company does not anticipate making material expenditures for remodeling of Company-owned restaurants during 1997. From time to time, the Company has the opportunity to contract for and secure price protection for certain of its raw ingredients. Such situations may require the advance outlay of funds for inventories of these items.

                    In 1996, the Company declared quarterly dividends of $0.23 per share aggregating $0.92 per share (or $18.7 million) for the year. In February 1997, the Company's Board of Directors declared an increase in its quarterly dividend to $0.27 per


                                        -15-
          share. The first such quarterly cash dividend will be paid on April 2, 1997 to shareholders of record on March 18, 1997.





                    The Company believes, based on current projections, that its liquid assets presently on hand, together with funds expected to be generated from operations, should be sufficient for its presently contemplated operations, dividends and the investment in property and equipment for the opening of additional restaurant locations, as well as the completion of the renovation and equipping of the Company's new headquarters building.

          Accounting Period

                    The Company's fiscal year ends on the Sunday nearest to December 31, with fiscal quarters of sixteen weeks in the first quarter and twelve weeks in each succeeding quarter (except in a 53 week year, which has a thirteen week fourth quarter, the next of which will be fiscal 1998). The Company's 1996, 1995 and 1994 fiscal years each contained, and its 1997 fiscal year will contain, 52 weeks.





          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Annexed hereto starting on Page F-1.



          ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    None







                                      PART III

                    The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated herein by reference to such information which will be contained in the Company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting.





                                        -16-





                                       PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) (1) and (a) (2) and (d) Financial Statements and Financial Statement Schedule

               Financial Statements                                Page

               Report of Independent Public Accountants             F-1

               Consolidated Balance Sheets at December 29, 1996
                and December 31, 1995                               F-2

               Consolidated Statements of Income for each of the
                years in the three-year period ended December 29,
                1996                                                F-4

               Consolidated Statements of Shareholders' Equity
                for each of the years in the three-year period
                ended December 29, 1996                             F-5

               Consolidated Statements of Cash Flows for each
                of the years in the three-year period ended
                December 29, 1996                                   F-6

               Notes to Consolidated Financial Statements           F-8

               Financial Statement Schedules

               Report of Independent Public Accountants on
                Schedule                                            S-1

               II - Valuation and Qualifying Accounts               S-2

               Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

          (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 29, 1996.

          (c)  Exhibits:

               * 3.01(a) Restated Certificate of Incorporation of the
                         Company as filed with the Department of State of the State of New York on March 29, 1985.
                         (Exhibit 3.01 to the Company's Registration
                         Statement on Form S-1, File No. 2-96807)


                                        -17-
          (c)  Exhibits  (continued):






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

            +  *10.02(a) 1985 Incentive Stock Option Plan, as amended.
                         (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 6, 1996 File No. 33-4380)

            +  *10.02(b) 1991 Stock Incentive Plan, as amended.  (Exhibit
                         10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 6, 1996, File No. 1-8881)

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

                *21.01 List of subsidiaries. (Exhibit 22.01 to the Company's Annual Report on Form 10-K for the year ended January 2, 1994, File No. 1-8881)

                 23.01   Consent of Arthur Andersen LLP.

                 27.01   Financial Data Schedule.
          _____________________________
           * Incorporated by reference to the document indicated.

           + Management contract or compensatory plan.

                                     SIGNATURES



                    Pursuant to the requirements of Section 13 or 15(d) of

          the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

          thereunto duly authorized on March 26, 1997.



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



          Signature                     Title                    Date




          /s/ MARIO SBARRO         Chairman of the Board    March 26, 1997
          Mario Sbarro             (Principal Executive
                                   Officer) and Director




          /s/ ROBERT S. KOEBELE    Vice President-Finance   March 26, 1997
          Robert S. Koebele        (Chief Financial and
                                   Accounting Officer)




          /s/ JOSEPH SBARRO        Director                 March 26, 1997
          Joseph Sbarro




          /s/ ANTHONY SBARRO       Director                 March 26, 1997
          Anthony Sbarro




          /s/ HAROLD KESTENBAUM    Director                 March 26, 1997
          Harold Kestenbaum




          /s/ RICHARD A. MANDELL   Director                 March 26, 1997
          Richard A. Mandell

          Signature                     Title               Date





          /s/ PAUL A. VATTER            Director       March 26, 1997
          Paul A. Vatter




          /s/ TERRY VINCE               Director       March 26, 1997
          Terry Vince




          /s/ BERNARD ZIMMERMAN         Director       March 26, 1997
          Bernard Zimmerman





























                                        -22-
                                 ARTHUR ANDERSEN LLP








                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


          To the Board of Directors and Shareholders of Sbarro, Inc.:

          We have audited the accompanying consolidated balance sheets of Sbarro, Inc. (a New York corporation) and subsidiaries as of December 29, 1996 and December 31, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sbarro, Inc. and subsidiaries as of December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.

                                        /s/  Arthur Andersen LLP



          New York, New York
          February 7, 1997

                            SBARRO, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS


                                                        (In thousands)
                                             December 29,    December 31,
                                                 1996            1995

          Current assets:
            Cash and cash equivalents        $104,818          $93,501
            Marketable securities               2,500

            Receivables:
             Franchisees                          743              741
             Other                              1,122            1,863

                                                1,865            2,604

            Inventories                         2,841            2,763

            Prepaid expenses                    1,409            1,754

             Total current assets             113,433          100,622

          Marketable securities                 7,500           10,000

          Property and equipment, net
            (Notes 3 and 9)                   130,993          126,757

          Other assets:
            Deferred charges, net of
             accumulated amortization
             of $1,436,000 at December
             29, 1996 and $1,573,000
             at December 31, 1995               1,633            1,767
            Other                               5,100            3,584

                                                6,733            5,351

                                             $258,659         $242,730








                                     (continued)

                            SBARRO, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         (In thousands)
                                             December 29,    December 31,
                                                 1996            1995

          Current liabilities:
            Accounts payable                   $7,173           $7,399
            Accrued expenses  (Note 4)         22,663           27,005
            Dividend payable                    4,691            3,865
            Income taxes  (Note 5)              5,287            4,708

             Total current liabilities         39,814           42,977



          Deferred income taxes  (Note 5)      13,645           14,087


          Commitments  (Note 6)



          Shareholders' equity  (Note 8):
            Preferred stock, $1 par value;
             authorized 1,000,000 shares;
             none issued
            Common stock, $.01 par value;
             authorized 40,000,000 shares;
             issued and outstanding
             20,392,909 shares at
             December 29, 1996 and
             20,345,483 shares at
             December 31, 1995                    204              203
            Additional paid-in capital         31,219           30,330
            Retained earnings                 173,777          155,133
                                              205,200          185,666

                                              $258,659        $242,730





                   See notes to consolidated financial statements

                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                   (In thousands, except share data)

                                             For the Years Ended

                                     December 29,  December 31,  January 1,
                                         1996         1995         1995
          Revenues:
           Restaurant sales           $319,315      $310,132     $288,808
           Franchise related income      6,375         5,942        5,234
           Interest income               3,798         3,081        1,949
             Total revenues            329,488       319,155      295,991

          Costs and expenses:
           Cost of food and paper
            products                    68,668        67,361       61,877
           Restaurant operating
            expenses:
             Payroll and other
              employee benefits         78,258        78,342       70,849
             Occupancy and other
              expenses                  85,577        84,371       76,353
           Depreciation and
             amortization               22,910        23,630       21,674
           General and administrative   14,940        16,089       13,319
           Provision for unit
             closings  (Note 9)                       16,400
           Other income                 (1,171)       (1,359)      (1,351)
             Total costs and expenses  269,182       284,834      242,721

          Income before income taxes    60,306        34,321       53,270
          Income taxes  (Note 5)        22,916        13,042       20,244

          Net income                   $37,390       $21,279      $33,026

           Earnings per common and
            common equivalent share      $1.84         $1.05        $1.63

           Dividends declared            $0.92         $0.76        $0.64

           Weighted average number
            of shares used in the
            computation             20,369,128    20,336,809   20,310,283









                   See notes to consolidated financial statements

                            SBARRO, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                              (In thousands, except share data)
                                   Common stock

                                              Additional
                          Number of            paid-in    Retained
                           shares      Amount  capital   earnings   Total

          Balance at
           January 2,    13,531,161     $135   $29,615   $129,287  $159,037
             1994

          Exercise of
           stock options      24,124               519                  519

          3-for-2 stock
           split           6,773,696      68       (68)

          Net income                                       33,026    33,026

          Dividends declared                             (13,002)  (13,002)

          Balance at
           January 1,
            1995          20,328,981     203    30,066    149,311   179,580

          Exercise of
           stock options      16,502               264                  264

          Net income                                       21,279    21,279

          Dividends declared                             (15,457)  (15,457)

          Balance at
           December 31,
            1995          20,345,483     203     30,330   155,133   185,666

          Exercise of
           stock options      47,426       1        889                 890

          Net income                                       37,390    37,390

          Dividends declared                             (18,746)  (18,746)

          Balance at
           December 29,
            1996            20,392,909  $204    $31,219  $173,777  $205,200

                   See notes to consolidated financial statements

                            SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       (In thousands)

                                                     For the Years Ended

                                       December 29,December 31,  January 1,
                                          1996         1995         1995

          Operating activities:

          Net income                     $37,390      $21,279     $33,026
          Adjustments to reconcile
           net income to net cash
           provided by operating
           activities:
            Depreciation and
             amortization                 22,910       23,630      21,674
            (Decrease) increase
             in deferred income taxes      (442)      (5,183)       1,192
            Provision for unit closings                16,400

          Changes in operating assets
           and liabilities:
           Decrease (increase)
            in receivables                   739           58      (1,441)
           (Increase) decrease
            in inventories                  (78)           29        (257)
           Decrease (increase)
            in prepaid expenses              268        (292)        (103)
           Increase in deferred charges  (1,298)      (1,400)      (1,605)
           Increase in other assets      (1,750)      (2,425)        (122)
           (Decrease) increase in
            accounts payable
             and accrued expenses        (4,309)        2,638       1,736
           Increase (decrease)
            in income taxes payable          579        (154)         301

          Net cash provided by
           operating activities           54,009       54,580      54,401








                                     (continued)

                            SBARRO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)

                                        (In thousands)

                                        For the Years Ended

                                      December 29, December 31,  January 1,
                                          1996         1995         1995
          Investing activities:

          Proceeds from maturities of
           marketable securities                      28,618
          Proceeds from sales of
           marketable securities                                  526,192
          Purchases of marketable
           securities                                            (527,555)
          Purchases of property
           and equipment                (25,928)     (17,513)     (32,058)
          Proceeds from disposition of
           property and equipment            266           34          14

          Net cash provided by (used in)
           investing activities         (25,662)       11,139     (33,407)

          Financing activities:

          Proceeds from exercise of
           stock options                     890          264         519
          Cash dividends paid           (17,920)     (14,844)     (12,456)

          Net cash used in
           financing activities         (17,030)     (14,580)     (11,937)

          Increase in cash and cash
           equivalents                    11,317       51,139       9,057
          Cash and cash equivalents at
           beginning of year              93,501       42,362      33,305

          Cash and cash equivalents
           at end of year               $104,818      $93,501     $42,362









                   See notes to consolidated financial statements

                            SBARRO, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1.   Summary of significant accounting policies:

               Basis of financial statement presentation:

               The consolidated financial statements include the accounts of Sbarro, Inc., its wholly-owned subsidiaries (together, the "Company") and the accounts of its joint ventures. All material intercompany accounts and transactions have been eliminated.

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

               Marketable securities:

               The Company classifies its investments in marketable securities as ``held to maturity''. These investments are stated at amortized cost, which approximates market, and are comprised primarily of direct obligations of the U.S. Government and its agencies. Securities classified as long-term mature in 1998.

               Inventories:

               Inventories, consisting primarily of food, beverages and paper supplies, are stated at cost which is determined by the first-in, first-out method.

               Property and equipment and depreciation:

               Property and equipment are stated at cost. Depreciation is provided for principally by the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided for by the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. One-half year of depreciation and amortization is recorded in the year in which the restaurant commences operations.

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

               Stock based compensation plan:

               In accordance with Accounting Principles Board Opinion (``APB'') No. 25, ``Accounting for Stock Issued to Employees,''and related Interpretations, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. (See Note 8).

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

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          1.   Summary of significant accounting policies (continued):

               Accounting period:

               The Company's fiscal year ends on the Sunday nearest to December 31, with fiscal quarters of sixteen weeks in the first quarter and twelve weeks in each succeeding quarter (except in a 53 week year, which has a thirteen week fourth quarter). The Company's 1996, 1995 and 1994 fiscal years each contained 52 weeks.

               Per share data:

               Earnings per share is computed using the weighted average number of common shares outstanding and, where applicable, common equivalent shares issuable upon exercise of stock options calculated under the treasury stock method.


               Supplemental disclosures of cash flow information:

                                              (In thousands)

                                            For the Years Ended

                                 December 29,   December 31,January 1,
                                    1996           1995       1995
               Cash paid for:

                  Income taxes    $23,143       $18,880     $18,992



          2.   Description of business:

               The Company, its subsidiaries and franchisees develop and operate family oriented cafeteria style Italian restaurants under the ``Sbarro'' and ``Sbarro The Italian Eatery'' names. The restaurants are located throughout the United States and overseas, principally in shopping malls and other high traffic locations.

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

          2.   Description of business:

               The following tabulates the number of units in operation as of:

                                      December 29, December 31,  January 1,
                                         1996        1995         1995

                    Company-owned        597         571          567
                    Franchised           219         200          162

                                         816         771          729


          3.   Property and equipment:
                                                  (In thousands)

                                        December 29,      December 31,
                                           1996               1995

               Leasehold improvements      $154,507         $142,341
               Furniture, fixtures and
                equipment                    91,644           83,679
               Construction-in-progress *    14,139            9,278
                                            260,290          235,298

               Less accumulated depreciation
                and amortization            129,297          108,541

                                           $130,993         $126,757

               (*) Includes $10,609 in 1996 and $6,351 in 1995 related to the acquisition and improvement of the Company's new corporate headquarters.


          4.   Accrued expenses:
                                                  (In thousands)

                                         December 29,     December 31,
                                            1996              1995

               Compensation                 $4,392           $4,905
               Payroll and sales taxes       3,672            4,196
               Rent                          6,427            6,330
               Provision for store
                closings  (Note 9)           1,922            6,767
               Other                         6,250            4,807
                                           $22,663          $27,005

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


          5.   Income taxes:

                                             (In thousands)
                                             For the Years Ended

                                   December 29,   December 31,   January 1,
                                       1996           1995         1995
               Federal:
                Current                $19,216     $14,897       $15,606
                Deferred                 (322)      (4,158)          948
                                        18,894      10,739        16,554

               State and local:
                Current                  4,142       3,328         3,446
                Deferred                 (120)      (1,025)          244
                                         4,022       2,303         3,690
                                       $22,916     $13,042       $20,244


               Deferred tax liabilities are comprised of the following:


                                                  (In thousands)
                                           December 29,     December 31,
                                               1996              1995

               Depreciation and
                amortization                $16,427          $16,360
               Deferred charges                 448              554
               Other                             55              102
               Gross deferred tax
                liabilities                  16,930           17,016

               Accrued expenses              (1,620)          (2,527)
               Deferred income               (1,580)           (336)
               Other                            (85)            (66)
               Gross deferred tax assets     (3,285)         (2,929)
                                            $13,645         $14,087

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

          5.   Income taxes (continued):

               Actual tax expense differs from ``expected'' tax expense (computed by applying the Federal corporate rate of 35% for the years ended December 29, 1996, December 31, 1995 and January 1, 1995) as follows:

                                             (In thousands)
                                             For the Years Ended

                                     December 29,  December 31,  January 1,
                                        1996          1995          1995
               Computed "expected"
                tax expense             $21,108      $12,012      $18,645
               Increase (reduction)
                in income taxes
                resulting from:
                 State and local income
                  taxes, net of Federal
                  income tax benefit     2,614       1,497         2,399
                 Tax exempt interest
                  income                  (63)        (311)         (337)
                 Other, net              (743)        (156)         (463)
                                       $22,916     $13,042       $20,244


               Deferred income taxes are provided for temporary differences between financial and tax reporting. These differences and the amount of the related deferred tax provision are as follows:

                                             (In thousands)
                                            For the Years Ended

                                   December 29,   December 31,   January 1,
                                        1996          1995          1995

               Depreciation and
                amortization          $(1,397)     $(2,781)       $1,210
               Accrued expenses          1,791      (2,482)          104
               Other                     (836)          80          (122)
                                     $   (442)     $(5,183)       $1,192

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


          6.   Commitments:

               The Company conducts all of its operations in leased facilities. Most of the Company's restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts.

               Rental expense under operating leases, including common area charges, other expenses and additional amounts based on sales, are as follows:

                                                       (In thousands)

                                                  For the Years Ended

                                    December 29,  December 31,   January 1,
                                        1996         1995          1995

               Minimum rentals         $36,383     $35,142       $31,146
               Contingent rentals        2,819       3,082         3,269
               Common area charges      11,303      10,846         9,586
                                       $50,505     $49,070       $44,001

               Future minimum rental and other payments required under non-cancelable operating leases for Company-operated restaurants that were open on December 29, 1996 and the existing corporate office are as follows (in thousands):

                    Years ending:

                    December 28, 1997       $55,372
                    January 3, 1999          53,078
                    January 2, 2000          50,109
                    January 1, 2001          47,713
                    December 31, 2001        43,342
                    Later years              97,483
                                           $347,097

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          6.   Commitments (continued):

               The Company is the principal lessee under operating leases for certain franchised restaurants which are subleased to the individual franchisees. Franchisees pay rent and related expenses directly to the landlord. Future minimum rental payments required under these non-cancelable operating leases for franchised restaurants that were open as of December 29, 1996 are as follows (in thousands):

                         Years ending:

                         December 28, 1997       $1,751
                         January 3, 1999          1,754
                         January 2, 2000          1,608
                         January 1, 2001          1,277
                         December 31, 2001          990
                         Later years              2,005
                                                 $9,385

               As of February 7, 1997, future minimum rental payments required under non-cancelable operating leases for restaurants which had not as yet opened as of December 29, 1996 are as follows (in thousands):

                         Years ending:

                         December 28, 1997         $386
                         January 3, 1999            638
                         January 2, 2000            637
                         January 1, 2001            665
                         December 31, 2001          671
                         Later years              3,455
                                                 $6,452

               The Company has entered into contracts aggregating $1,343,000 with respect to the construction of restaurants and $7 million with respect to the Company's new corporate headquarters building to be opened in 1997. No payments have been made on those contracts as of December 29, 1996.

               One of the joint ventures in which the Company is a partner has entered into a contract to purchase the land, on which a restaurant is being constructed at the end of a five year lease on such property in 2002 for $1,000,000. The Company and one of its co-venturers have jointly and severally guaranteed the underlying lease and the purchase price until

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          6.   Commitments (continued):

               the restaurant is substantially completed. In connection with the construction of the restaurant which will open in 1997, the joint venture has entered into contracts aggregating approximately $1,820,000.

          7.   Transactions with related parties:

               In May 1986, the Company entered into a fifteen year sublease with a partnership owned by certain shareholders of the Company for its present corporate headquarters office building. In each of the years 1996, 1995 and 1994 the Company incurred rent expense for such building of $298,000. Rent for the remainder of the lease is $337,000. Management believes that such rents are comparable to the rents that would be charged by an unaffiliated third party.

               A member of the Board of Directors acts as a consultant to the Company for which he received $106,100 in the year ended December 29, 1996 and $96,000 in each of the years ended December 31, 1995 and January 1, 1995.


          8.   Stock options:

               The Company's Board of Directors has adopted and shareholders have approved a 1991 Stock Incentive Plan (the ``1991 Plan''), which replaced the Company's 1985 Incentive Stock Option Plan, and a 1993 Non-Employee Director Stock Option Plan (the ``1993 Plan'').

               Under the 1991 Plan, the Company may grant, until February 2001, incentive stock options and non-qualified stock options alone or in tandem with stock appreciation rights (``SARS'') to employees and consultants of the Company and its subsidiaries. Options and SARs may not be granted at exercise prices less 100% of the fair market value of common stock on the date of grant. The Board of Directors' Committee administering the 1991 Plan is empowered to determine, within the limits of the 1991 Plan, the number of shares subject to each option and SAR, the exercise price, and the time period (which may not exceed ten years) and terms under which each may be exercised.

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          8.   Stock options (continued):


               The 1993 Plan provides for the automatic grant to each non-employee director of an option to purchase 3,750 shares of common stock following each annual shareholders' meeting. Each option has a five year term and is exercisable in full commencing one year after grant at 100% of the fair market value of the Company's common stock on the date of grant.
               In 1996, 1995 and 1994 each of the six (five in 1996) non-employee directors were granted options to purchase 3,750 shares at $28.50, $21.50 and $23.71 per share, respectively. No options granted under this plan have been exercised.



               A summary of the status of the Company's option plans are presented in the table below:

                                     1996             1995          1994
                                    Weighted-      Weighted-      Weighted-
                                      Average        Average        Average
                                     Exercise       Exercise       Exercise
                              Shares  Price   Shares Price   Shares  Price
               Options outstanding,
                beginning of
                 period      717,712  $24.97 765,964 $24.75  703,757 $25.01
               Granted       378,750  $25.55  37,500 $22.53  151,000 $21.99
               Exercised     (47,426) $18.24 (16,502)$15.97 (32,306) $16.11
               Canceled
                or expired  (114,200) $24.84 (69,244)$21.44 (56,502) $25.02
               Options
                outstanding,
                end of
                period       934,836  $25.57 717,712 $24.97  765,964 $24.75
               Options
                exercisable,
                end of period534,214  $25.89 463,962 $25.89  279,957 $25.60
               Weighted average
                fair value of
                options granted     $5.75          $5.30

               Of the options outstanding at December 29, 1996, options to purchase 144,086 shares with exercise prices between $14.75

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          8.   Stock options (continued):


               and $22.13, with a weighted average exercise price of $21.16 and a weighted average remaining contractual life of 6.7 years, of which 74,714 were exercisable, with a weighted average exercise price of $20.82. The remaining options to purchase 790,750 shares had exercise prices between $22.14 and $28.75, with a weighted average exercise price of $26.41 and a weighted average remaining contractual life of 7.1 years, of which 459,500 are exercisable, with a weighted average exercise price of $26.72. At December 29, 1996, there were 818,700 shares available for option grants under the 1991 and 1993 Plans.

               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                         1996           1995
               Expected life (years)       4              4
               Interest rate            6.53%          6.51%
               Volatility                 28%            28%
               Dividend yield           3.50%          3.50%

               The Company has adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ``Accounting for Stock-Based Compensation''. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts below:



                                  (In thousands, except per share data)
                                                      1996    1995

               Net Income:            As Reported   37,390   21,279
                                      Pro Forma     37,160   21,258
               Earnings Per Share:    As Reported    $1.84    $1.05
                                      Pro Forma      $1.82    $1.05


               Because the SFAS No. 123 method of accounting is not applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          8.   Stock options (continued):

               The foregoing tables includes options granted in 1996 under the 1991 Plan to the Company's Chairman of the Board and President and Senior Executive Vice President to purchase 100,000 and 50,000 shares, respectively, at $24.75 per share and options granted in 1993 to the Company's Chairman of the Board and President, Vice Chairman of the Board and Senior Executive Vice President and one non-employee director to purchase 120,000, 90,000, 75,000 and 37,500 shares, respectively, at $27.09 per share. Each such option was granted at the fair market value of the Company's common stock on the date of grant and is exercisable for 10 years from the date of grant. Such options remain unexercised.

               In addition to the foregoing, in 1990, shareholder approved options were granted to the Company's Chairman of the Board and President, Vice Chairman of the Board and Senior Executive Vice President to purchase 150,000, 75,000 and 75,000 shares, respectively, at $20.67 per share, the fair market value of the Company's common stock on the date of grant, for a period of 10 years from the date of grant. Such options remain unexercised.


          9.   Provision for unit closings:

               A provision for restaurant closings in the amount of $16,400,000 ($10,168,000 or $0.50 per share after tax) was established in 1995 for the closing of approximately 40 under-performing restaurants.


          10.  Dividends:

               In 1996 and 1995, the Company declared quarterly dividends of $0.23 per share and $0.19 per share, respectively, aggregating $0.92 per share and $0.76 per share for the respective years. In February 1997, the Company's Board of Directors declared an increase in the quarterly dividend to $0.27 per share, beginning with the quarterly cash dividend to be paid on April 2, 1997 to shareholders of record on March 18, 1997.

                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          11.  Quarterly financial information (unaudited):

                                 (In thousands, except per share data)

                                  First      Second     Third    Fourth
                                 Quarter     Quarter   Quarter   Quarter

          Fiscal year 1996

          Revenues               $88,057   $71,128   $78,421   $91,882
          Gross profit (a)        66,722    53,560    59,284    71,081
          Net income               6,975     6,642     9,188    14,585
          Earnings per share      $0.34     $0.33     $0.45     $0.72


          Fiscal year 1995

          Revenues               $84,607   $68,764   $75,789   $89,995
          Gross profit (a)        64,252    52,171    57,536    68,812
          Net income               4,610     5,485     8,125     3,059 (b)
          Earnings per share      $0.23     $0.27     $0.40     $0.15  (b)





          (a) Gross profit represents the difference between restaurant sales and the cost of food and paper products.

          (b)  See Note 9.

                                 ARTHUR ANDERSEN LLP




                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




          To the Board of Directors and Shareholders of Sbarro, Inc.:

          We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Sbarro, Inc. and subsidiaries, included in this filing and have issued our report thereon dated February 7, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /s/  Arthur Andersen LLP




          New York, New York
          February 7, 1997












                                         S-1

                                                                SCHEDULE II
                            SBARRO, INC. AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS
                                   (In thousands)

                              FOR THE THREE YEARS ENDED

         COLUMN A          COLUMN B         COLUMN C      COLUMN D COLUMN E
                                           ADDITIONS
                           Balance    Charged  Charged
                              at         to   to Other  Deductions   Balance
                          Beginning Costs and  Accounts  Describe    End of
         Description     of Period   Expenses  Describe     (1)      Period

         December 29, 1996:
         Accumulated
          amortization of
          deferred charges  $1,573    $1,432            $(1,569)    $1,436

         Accumulated
          amortization of
          Canadian develop-
          ment rights (2)      368        56                           424

         Accumulated
          amortization of
          Purchased Leasehold
          rights (2)           764       178                           942
                            $2,705    $1,666            $(1,569)    $2,802

         December 31, 1995:
         Accumulated
          amortization of
          deferred charges  $1,548    $1,507            $(1,482)    $1,573

         Accumulated
          amortization of
          Canadian develop-
          ment rights (2)      311        57                           368

         Accumulated
          amortization of
          Purchased Leasehold
          rights (2)           586       178                           764
                            $2,445    $1,742            $(1,482)    $2,705

         January 1, 1995:
         Accumulated
          amortization of
          deferred charges  $1,360    $1,460            $(1,272)    $1,548

         Accumulated
          amortization of
          Canadian develop-
          ment rights (2)      264        47                           311

         Accumulated
          amortization of
          Purchased Leasehold
          rights (2)           410       176                           586
                            $2,034    $1,683            $(1,272)    $2,445

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

          +*10.02(a)  1985 Incentive Stock Option Plan, as amended.
                      (Exhibit 4.01 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 File No. 33-4380)

         Exhibit Index (continued):

         Exhibit Number


          +*10.02(b)  1991 Stock Incentive Plan, as amended.  (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 24, 1994, File No. 1-8881)



          +*10.02(c)  Form of Stock Option Agreement dated May 30, 1990 between the Company and each of Anthony Sbarro, Joseph Sbarro and Mario Sbarro, together with a schedule, pursuant to Instruction 2 to Item 601 of Regulation S-K, identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10.02(c) to the Company's Annual Report on Form 10-K for the year ended December 30, 1990, File No. 1-8881)

          +*10.02(d)  1993 Non-Employee Director Stock Option Plan.
                      (Exhibit 10.02(d) to the Company's Annual Report on Form 10-K for the year ended January 3, 1993, File No. 1-8881)

          +*10.03 Consulting Agreement (including option) dated June 3, 1985 between the Company and Bernard Zimmerman & Company, Inc. (Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended January 1, 1989, File No. 1-8881)

          +*10.04 Form of Indemnification Agreement between the Company and each of its directors and officers. (Exhibit
                      10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-8881)

           *21.01 List of subsidiaries. (Exhibit 22.01 to the Company's Annual Report on Form 10-K for the year ended January 2, 1994, File No. 1-8881)

            23.01     Consent of Arthur Andersen LLP.

            27.01     Financial Data Schedule.

         * Incorporated by reference to the document indicated.

         + Management contract or compensatory plan.