Form 10-Q
period 1997-04-20
SBARRO INC
filed 1997-06-03
CIK 766004

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

       For the quarter ended April 20, 1997    Commission File Number 1-8881



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

       Yes  X         No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


       Class                              Outstanding at May 30, 1997

       Common Stock, $.01 par value                        20,492,906

       ______________________________________________________________________
       ______________________________________________________________________









                                    SBARRO, INC.

                                   FORM 10-Q INDEX



          PART I.     FINANCIAL INFORMATION                           PAGES


          Consolidated Financial Statements:

               Balance Sheets - April 20, 1997 (unaudited) and
          December 29, 1996. . . . . . . . . . . . . . . . . . . . . . 3-4

               Statements of Income (unaudited) - Sixteen Weeks
          ended April 20, 1997 and April 21, 1996 . . . . . . . . . . .5

               Statements of Cash Flows (unaudited) - Sixteen
          Weeks ended April 20, 1997 and April 21, 1996 . . . . . . . .6-7

               Notes to Unaudited Consolidated Financial Statements -
                   April 20, 1997. . . . . . . . . . . . . . . . . . . .8

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . 9-11


          PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . 12





















                                        Pg. 2





                            SBARRO, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS



                                                    (In thousands)
                                         April 20, 1997  December 29, 1996
                                          (unaudited)
          Current assets:
            Cash and cash equivalents       $  89,905         $104,818
            Marketable securities               2,500            2,500
            Receivables:
             Franchisees                          720              743
             Other                              1,256            1,122

                                                1,976            1,865

            Inventories                         2,579            2,841

            Prepaid expenses                    3,247            1,409

             Total current assets             100,207          113,433

          Marketable securities                 7,500            7,500

          Property and equipment, net         134,404          130,993

          Other assets:
            Deferred charges, net of
             accumulated amortization
             of $1,851,000 at April 20,
             1997 and $1,436,000 at
             December 29, 1996                  1,686            1,633
            Other                               5,194            5,100

                                                6,880            6,733

                                             $248,991         $258,659








                                     (continued)



                                        Pg. 3





                            SBARRO, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                   (In thousands)
                                         April 20, 1997  December 29, 1996
                                          (unaudited)
          Current liabilities:
            Accounts payable                   $6,598           $7,173
            Accrued expenses                   19,658           22,663
            Dividend payable                        -            4,691
            Income taxes                        1,152            5,287

             Total current liabilities         27,408           39,814


          Deferred income taxes                13,546           13,645


          Shareholders' equity:
            Preferred stock, $1 par value;
             authorized 1,000,000 shares;
             none issued
            Common stock, $.01 par value;
             authorized 40,000,000 shares;
             issued and outstanding 20,413,491
             shares at April 20, 1997 and
             20,392,909 shares at
             December 29, 1996                    204              204
            Additional paid-in capital         31,681           31,219
            Retained earnings                 176,152          173,777
                                              208,037          205,200

                                             $248,991         $258,659










              See notes to unaudited consolidated financial statements




                                        Pg. 4





                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                    (In thousands, except per share data)
                                          For the sixteen weeks ended:
                                             April 20,        April 21,
                                              1997               1996
          Revenues:
            Restaurant sales                  $92,259          $85,283
            Franchise related income            1,793            1,672
            Interest income                      1,312           1,102
             Total revenues                     95,364          88,057

          Costs and expenses:
            Cost of food and paper products    18,935           18,561
            Restaurant operating expenses:
             Payroll and other employee
              benefits                         24,255           22,388
             Occupancy and other               27,807           24,864
            Depreciation and amortization       7,037            6,736
            General and administrative          5,142            4,617
            Other income                         (530)            (432)
             Total costs and expenses          82,646           76,734

          Income before income taxes           12,718           11,323
          Income taxes                          4,833            4,348
          Net income                          $ 7,885          $ 6,975

          Per share data:
            Earnings per common and common
             equivalent share                   $0.39            $0.34


            Weighted average number of shares
             used in the computation       20,401,538       20,348,179





              See notes to unaudited consolidated financial statements









                                        Pg. 5





                            SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                              (In thousands)
                                             For the sixteen weeks ended:
                                             April 20,        April 21,
                                             1997                 1996
          Operating activities:

          Net income                           $7,885           $6,975
          Adjustments to reconcile net
            income to net cash provided by
            operating activities:
             Depreciation and amortization      7,037            6,736
             Provision for deferred income
              taxes                               (99)          (1,204)
             Changes in operating assets
              and liabilities:
               Increase in receivables           (111)            (335)
               Decrease in inventories            262              290
               Increase in prepaid expenses    (1,838)          (1,274)
               Increase in deferred charges      (468)            (434)
               Increase in other assets          (172)            (202)
               Decrease in accounts payable
                and accrued expenses           (3,580)          (6,185)
               Decrease in income taxes
                payable                       (4,135)           (2,037)


          Net cash provided by operating
            activities                           4,781           2,330

          Investing activities:

          Purchases of property and equipment   (9,955)         (4,977)

          Net cash used in investing
            activities                         (9,955)          (4,977)







                                     (continued)




                                        Pg. 6





                            SBARRO, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                     (UNAUDITED)


                                              (In thousands)
                                             For the sixteen weeks ended:

                                             April 20,        April 21,
                                              1997                1996
          Financing activities:

          Proceeds from exercise of
            stock options                         462              184
          Cash dividends paid                 (10,201)          (8,546)

          Net cash used in financing
            activities                         (9,739)          (8,362)

          Decrease in cash and cash
            equivalents                       (14,913)         (11,009)

          Cash and cash equivalents at
            beginning of period               104,818           93,501

          Cash and cash equivalents at
            end of period                     $89,905          $82,492



          Supplemental disclosure of cash flow information:

          Cash paid during the period
            for income taxes                   $8,991           $7,578












              See notes to unaudited consolidated financial statements



                                        Pg. 7









                            SBARRO, INC. AND SUBSIDIARIES
                Notes to Unaudited Consolidated Financial Statements


          1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at April 20, 1997 and their consolidated results of operations and cash flows for the sixteen weeks ended April 20, 1997 and April 21, 1996 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.


          2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a significant impact to its reported results.

















                                        Pg. 8





                            SBARRO, INC. AND SUBSIDIARIES

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Results of Operations

                 The Company's business is subject to seasonal fluctuations, the effects of weather and economic conditions. Earnings have been highest in its fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Normally, the fourth fiscal quarter accounts for approximately 40% of net income for the year. In 1996, the fourth fiscal quarter accounted for 39% of net income for the year The length of the holiday shopping period between Thanksgiving and Christmas and the number of weeks in the fourth quarter can produce changes in the fourth quarter earnings relationship from year to year.

                 The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:




                                16 Weeks  16 Weeks
                                  Ended     Ended          Fiscal Year
                                04/20/97  04/21/96        1996      1995
       Company-owned restaurants:
        Opened during period        11         9           29        44
        Acquired from (sold to)
          franchisees during
          period-net                 -         -            1         -
        Closed during period        (2)       (3)         (4)       (40)
        Open at end of period      606       577          597       571

       Franchised restaurants:
        Opened during period         7         7           36        40
        Purchased from (sold to)
          Company during period-net  -         -          (1)         -
        Closed or terminated
          during period            (12)       (5)        (16)        (2)
        Open at end of period      214       202          219       200

       All restaurants:
        Opened during period        18        16           65        84
        Closed or terminated
          during period            (14)       (8)        (20)       (42)
        Open at end of period      820       779          816       771


       In addition, franchisees operate seven kiosk/cart units.



                                        Pg. 9





          Restaurant sales from Company-owned units increased 8.2% to $92,259,000 for the sixteen weeks ended April 20, 1997 from $85,283,000 for the sixteen weeks ended April 21, 1996. This increase resulted primarily from an increase in the number of units in operation during the sixteen weeks ended April 20, 1997 and a .9% increase (from $84,148,000 in 1996 to $84,914,000 in
          1997) in comparable unit sales. Another factor affecting sales was the selective menu price increases of approximately .5% and 1% effective in mid April 1996 and mid July 1996. Comparable unit sales are made up of sales at locations that were open during the entire current period and prior fiscal year.

          Franchise related income increased 7.2% to $1,793,000 for the sixteen weeks ended April 20, 1997 from $1,672,000 for the sixteen weeks ended April 21, 1996. This increase resulted from higher continuing royalties due to a higher number of franchise units in operation in 1997 and an increase in initial franchise fees due to opening more international franchise units in 1997 than in the comparable period in 1996.

          Interest income increased to $1,312,000 for the sixteen weeks ended April 20, 1997 from $1,102,000 for the sixteen weeks ended April 21, 1996. This increase was primarily due to larger amounts of cash invested at similar interest rates in the current period over the comparable period in 1996.

          Cost of food and paper products as a percentage of restaurant sales decreased to 20.5% for the sixteen weeks ended April 20, 1997 from 21.8% for the sixteen weeks ended April 21, 1996. This improvement resulted from lower food prices, primarily cheese, lower prices of various paper products and the selective menu price increases effective in 1996.

          Restaurant operating expenses - payroll and other employee benefits, as a percentage of restaurant sales, were 26.3% for the sixteen weeks ended April 20, 1997 and April 21, 1996.
          Restaurant operating expenses - occupancy and other increased, as a percentage of restaurant sales, to 30.1% for the sixteen weeks ended April 20, 1997 from 29.2% for the period ended April 21, 1996. This increase is principally attributable to rent and lease related charges which increased at a faster rate than sales.

          Depreciation and amortization expenses increased to $7,037,000 for the sixteen weeks ended April 20, 1997 from $6,736,000 for the sixteen weeks ended April 21, 1996. This increase was primarily the result of the number of additional Company-owned units in operation during the sixteen weeks ended April 20, 1997 over the number of units in operation during the comparable period in fiscal 1996.

          For the sixteen weeks ended April 20, 1997, general and administrative expenses were $5,142,000 or 5.4% of total revenues, compared to $4,617,000 or 5.2% of total revenues in the sixteen weeks ended April 21, 1996. This increase was

                                       Pg. 10





          principally the result of salary increases and increased costs associated with supervising and administering the additional restaurants in operations.

          The effective income tax rate was 38.0% for the sixteen weeks ended April 20, 1997 and 38.4% for the sixteen weeks ended April 21, 1996.

          Liquidity and Capital Resources

          At April 20, 1997, the Company had cash, cash equivalents and marketable securities of $99,905,000 and its working capital was $72,799,000. Cash and cash equivalents are at their peak at year-end, following the holilday season, and decline during the first quarter when accounts payable and accrued expenses (which are also at their peak during the fourth quarter) and two quarterly cash dividends are paid. Cash provided by operations for the sixteen weeks ended April 20, 1997 of $4,781,000 and a portion of the available working capital was used to purchase restaurant property and equipment of $9,955,000 and to pay the two quarterly dividends aggregating $10,201,000. The Company believes, based on current projections, that its liquid assets presently on hand, together with cash generated from operations, should be sufficient for its presently contemplated operations, dividends and the purchase of property and equipment relating to its development of restaurants, as well as renovating and equipping the Company's new headquarters building.

          Dividends

          On February 20, 1997, the Company increased its quarterly cash dividend to $.27 per share, or an aggregate annual rate of $1.08 per share. This dividend was paid on April 2, 1997 to shareholders of record on March 18, 1997, and amounted to $5,510,113.

          On May 22, 1997, the Company declared a quarterly cash dividend of $.27 per share. The cash dividend will be paid on July 8, 1997 to shareholders of record on June 18, 1996.


                            PART II.   OTHER INFORMATION

          Item 4.        Submission of Matters to a Vote of Security
          Holders

          At the Company's 1997 Annual Meeting of Shareholders held on May 21, 1997, shareholders:

          (a) Elected the following to serve as Class 2 directors until the Company's 1999 Annual Meeting of Shareholders to be held iln the year 2000 and until their respective successors are elected and qualified, by the following vote:

                                       Pg. 11





                                   For            Withheld
          Richard A. Mandell     18,316,973      189,345
          Joseph Sbarro          18,324,473      181,845
          Terry Vince            18,317,373      188,945

           (b) Approved amendments to the Company's 1991 Stock Incentive Plan (the ``1991 Plan'') to (i) increase the number of shares of the Company's Common Stock reserved for issuance under the 1991 Plan by an aggregate of 2,000,000 shares and (ii) change the limit on the number of shares of the Company's Common Stock that may be subject to options or stock appreciation rights that may be granted under the 1991 Plan to any one individual in any fiscal year of the Company from 100,000 to 250,000 shares, by the following vote:

                                   For       Against   Abstain   Non-Votes
                              13,194,434     3,246,260 192,414   1,873,210

          (c) Approved an amendment to the Company's 1993 Non-Employee Director Stock Option Plan (the ``1993 Non-Employee Director Plan'') to provide that the term of all previously granted options and all options to be granted in the future under the 1993 Non-Employee Director Plan be ten years in lieu of five years, by the following vote:

                                   For       Against   Abstain   Non-Votes
                              17,927,132     338,540   181,704   58,942

          (d) Approved the Company's Performance Incentive Plan by the following vote:

                                   For       Against   Abstain   Non-Votes
                              16,984,333     1,300,753 181,180   40,052

          (e) Ratified the action of the Board of Directors in appointing Arthur Andersen LLP as the Company's independent public accountants for the Company's fiscal year ending December 28, 1997, by the following vote:

                                   For       Against   Abstain   Non-Votes
                              18,310,637     6,639     189,042         0

          Item 6.        Exhibits and Reports on Form 8-K.

          (a)  Exhibits:
               No.       Description
               3         By-Laws, amended.  Incorporated by reference to
                         Exhibit 3 to the Company's Quarterly Report on
                         Form 10-Q for the quarter ended April 21, 1996.
                         (File No. 1-8881).
               10.1      The Company's 1991 Stock Incentive Plan, as
                         amended.



                                       Pg. 12





               10.2      The Company's 1993 Non-Employee Director Stock
                         Option Plan, as amended.
               10.3      The Company's Performance Incentive Plan.
                         Incorporated by reference to Exhibit A to the
                         Company's Proxy Statement dated April 29, 1997.
                         (File No. 1-8881).
               27        Financial Data Schedule.

           (b) Reports on Form 8-K.

               No Reports on Form 8-K were filed during the quarter for which this Report is filed.










































                                       Pg. 13






                                      SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SBARRO, INC.
                                        Registrant


          Date:     June 4, 1997        By:  /s/  MARIO SBARRO
                                        Mario Sbarro
                                        Chairman of the Board and President



          Date:     June 4, 1997        By:  /s/  ROBERT S. KOEBELE
                                        Robert S. Koebele
                                        Vice President-Finance































                                       Pg. 14








                                    EXHIBIT INDEX



          Exhibit Number           Description                        Page

                3        By-Laws, as amended.  Incorporated by
                         reference to Exhibit 3 to the Company's
                         Quarterly Report on Form 10-Q for the
                         quarter ended April 21, 1996.
                         (File No. 1-8881).
               10.1      The Company's 1991 Stock Incentive Plan,
                         as amended.                                  16
               10.2      The Company's 1993 Non-Employee Director
                         Stock Option Plan, as amended                25
               10.3      The Company's Performance Incentive Plan.
                         Incorporated by reference to Exhibit A
                         to the Company's Proxy Statement dated
                         April 29, 1997.  (File No. 1-8881).
               27        Financial Data Schedule                      34