Form 10-Q
period 1997-07-13
SBARRO INC
filed 1997-08-27
CIK 766004

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

       For the quarter ended
        July 13, 1997                     Commission File Number 1-8881


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

       Yes  X         No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Class                              Outstanding at August 15, 1997

       Common Stock, $.01 par value                         20,440,405

       ______________________________________________________________________
       ______________________________________________________________________









                                    SBARRO, INC.

                                   FORM 10-Q INDEX



          PART I.     FINANCIAL INFORMATION                           PAGES


          Consolidated Financial Statements:

               Balance Sheets - July 13, 1997 (unaudited) and
          December 29, 1996 . . . . . . . . . . . . . . . . . . . . . 3-4

               Statements of Income (unaudited) - Twenty-Eight
          Weeks ended July 13, 1997 and July 14, 1996 and Twelve
          Weeks ended July 13, 1997 and July 14, 1996  . . . . . . . .5-6

               Statements of Cash Flows (unaudited) - Twenty-Eight
          Weeks ended July 13, 1997 and July 14, 1996. . . . . . . . .7-8

               Notes to Unaudited Consolidated Financial
          Statements - July 13, 1997 . . . . . . . . . . . . . . . . . 9

          Management's Discussion and Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . . . . . .10-12


          PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . 13




















                                        Pg. 2





                            SBARRO, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS


                                                     (In thousands)
                                             July 13,        December 29,
                                               1997              1996
                                              (unaudited)
          Current assets:
            Cash and cash equivalents         $92,782         $104,818
            Marketable securities                   -            2,500

            Receivables:
             Franchisees                          694              743
             Other                              1,257            1,122

                                                1,951            1,865

            Inventories                         2,685            2,841

            Prepaid expenses                    4,633            1,409

             Total current assets             102,051          113,433

          Marketable securities                 7,500            7,500

          Property and equipment, net         134,042          130,993

          Other assets:
            Deferred charges, net of
             accumulated amortization of
             $2,083,000 at July 13, 1997 and
             $1,436,000 at December 29, 1996    1,712            1,633
            Other                               5,650            5,100

                                                7,362            6,733

                                             $250,955         $258,659










                                     (continued)

                                        Pg. 3





                            SBARRO, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     (In thousands)
                                             July 13,        December 29,
                                               1997             1996
                                              (unaudited)
          Current liabilities:
            Accounts payable                   $6,168           $7,173
            Accrued expenses                   20,869           22,663
            Dividend payable                        -            4,691
            Income taxes                          591            5,287

             Total current liabilities         27,628           39,814


          Deferred income taxes                13,461           13,645


          Shareholders' equity:
            Preferred stock, $1 par
             value; authorized 1,000,000
             shares; none issued
            Common stock, $.01 par value;
             authorized 40,000,000 shares;
             issued and outstanding
             20,439,905 shares at
             July 13, 1997 and
             20,392,909 shares at
             December 29, 1996                    204              204
            Additional paid-in capital         32,296           31,219
            Retained earnings                 177,366          173,777
                                              209,866          205,200

                                              $250,955        $258,659









              See notes to unaudited consolidated financial statements




                                        Pg. 4






                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                    (In thousands, except per share data)
                                         For the twenty-eight weeks ended:

                                             July 13, 1997July 14, 1996
          Revenues:
            Restaurant sales                 $165,098         $154,131
            Franchise related income            3,296            3,106
            Interest income                     2,271            1,948
             Total revenues                   170,665          159,185

          Costs and expenses:
            Cost of food and paper products    33,798           33,849
            Restaurant operating expenses:
             Payroll and other employee
              benefits                         43,099           39,758
             Occupancy and other               49,347           44,164
            Depreciation and amortization      12,418           11,915
            General and administrative          9,261            8,062
            Other income                         (835)            (668)
             Total costs and expenses         147,088          137,080

          Income before income taxes           23,577           22,105
          Income taxes                          8,959            8,488
          Net income                          $14,618          $13,617

          Per share data:
            Earnings per common and common
             equivalent share                   $0.72            $0.67


            Weighted average number of shares
             used in the computation         20,413,183     20,354,791









              See notes to unaudited consolidated financial statements




                                        Pg. 5






                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                   (In thousands, except per share data)
                                         For the twelve weeks ended:
                                             July 13, 1997July 14, 1996
          Revenues:
            Restaurant sales                  $72,839          $68,848
            Franchise related income            1,503            1,434
            Interest income                       959              846
             Total revenues                    75,301           71,128

          Costs and expenses:
            Cost of food and paper
             products                          14,863           15,288
            Restaurant operating expenses:
             Payroll and other employee
              benefits                         18,845           17,370
             Occupancy and other               21,539           19,300
            Depreciation and amortization       5,381            5,179
            General and administrative          4,119            3,445
            Other income                         (305)            (236)
             Total costs and expenses          64,442           60,346

          Income before income taxes           10,859           10,782
          Income taxes                          4,126            4,140
          Net income                           $6,733           $6,642

          Per share data:
            Earnings per common and common
             equivalent share                   $0.33            $0.33


            Weighted average number of shares
             used in the computation         20,428,711     20,363,607





              See notes to unaudited consolidated financial statements

                                        Pg. 6





                            SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                              (In thousands)
                                         For the twenty-eight weeks ended:
                                             July 13, 1997July 14, 1996
          Operating activities:

          Net income                          $14,618          $13,617
          Adjustments to reconcile net
            income to net cash provided
            by operating activities:
             Depreciation and amortization     12,418           11,915
             Deferred income taxes               (183)          (1,103)
             Changes in operating assets
              and liabilities:
               Increase in receivables            (86)            (828)
               Decrease in inventories            156              410
               Increase in prepaid expenses    (3,223)          (2,404)
               Increase in deferred charges      (788)            (717)
               Increase in other assets          (693)            (794)
               Decrease in accounts payable
                and accrued expenses           (2,625)          (5,620)
               Decrease in income taxes
                payable                        (4,696)          (1,628)

          Net cash provided by operating
            activities                         14,898           12,848

          Investing activities:

          Proceeds from maturities
            of marketable securities            2,500                -
          Purchases of property and
            equipment                         (14,792)         (10,702)

          Net cash provided by
            (used in) investing activities    (12,292)         (10,702)








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





                            SBARRO, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                     (UNAUDITED)


                                              (In thousands)
                                        For the twenty-eight weeks ended:
                                            July 13, 1997 July 14, 1996
          Financing activities:

          Proceeds from exercise
            of stock options                    1,077              492
          Cash dividends paid                  (15,719)        (13,231)

          Net cash used in financing
            activities                         (14,642)        (12,739)

          Decrease in cash
            and cash equivalents              (12,036)         (10,593)

          Cash and cash equivalents
            at beginning of period            104,818           93,501

          Cash and cash equivalents
            at end of period                  $92,782          $82,908



          Supplemental disclosure of
            cash flow information:

          Cash paid during the period
            for income taxes                  $13,763          $11,219












              See notes to unaudited consolidated financial statements



                                        Pg. 8






                            SBARRO, INC. AND SUBSIDIARIES
                Notes to Unaudited Consolidated Financial Statements


          1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at July 13, 1997 and their consolidated results of operations for the twenty-eight and twelve weeks ended July 13, 1997 and July 14, 1996 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

          2. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a significant impact to its reported results.

          3. The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an Exposure Draft Statement of Position (SOP) which, if adopted in its current form, would require all companies which capitalize pre-opening and similar costs to write off all existing such costs, net of tax benefit, as a ``cumulative effect of accounting change''and to expense all such costs as incurred in the future. The exposure draft, if enacted, would be effective beginning with the Company's 1998 fiscal year. The Company does not expect such proposal, if adopted, to materially affect future operating income except that, in the first quarter in which such proposal is effective, the Company would be required to write off such accumulated costs ($1,197,000 at July 13, 1997) which would be reflected as a cumulative effect of accounting change ($742,000 after tax at July 13, 1997).

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

               The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:



                             28 Weeks 28 Weeks 12 Weeks 12 Weeks
                               Ended    Ended   Ended   Ended   Fiscal Year
                             7/13/97  7/14/96  7/13/97  7/14/96 1996  1995
     Company-owned restaurants:
      Opened during period     14      10         3        1    29     44
      Acquired from (sold to)
       franchisees during
        period-net              1       -         1        -     1      -
      Closed during period      (5)     (3)      (3)       -     (4)   (40)
      Open at end of period   607     578       607      578   597    571

     Franchised restaurants:
      Opened during period     17      14        10        7    36     40
      Purchased from (sold to)
       Company during
        period-net             (1)      -        (1)       -    (1)      -
      Closed or terminated
       during period          (19)      (6)       (7)     (1)  (16)     (2)
      Open at end of period   216     208       216      208   219    200

     All restaurants:
      Opened during period     31      24        13        8    65     84
      Closed or terminated
       during period          (24)      (9)      (10)     (1)  (20)    (42)
      Open at end of period   823     786       823      786   816    771


     In addition, franchisees operate seven kiosk/cart units.



                                       Pg. 10





          Restaurant sales from Company-owned units increased by $10,967,000 or 7.1% to $165,098,000 for the twenty-eight weeks ended July 13, 1997 from $154,131,000 for the twenty-eight weeks ended July 14, 1996, and increased by $3,991,000 or 5.8% to $72,839,000 for the twelve weeks ended July 13, 1997 from $68,848,000 for the twelve weeks ended July 14, 1996. These increases resulted primarily from a higher number of units in operation during both periods of the current fiscal year. An increase of .2% in comparable restaurant sales also contributed to the increase in restaurant sales for the twenty-eight week period, while a .9% decrease in comparable restaurant sales partially offset the increase in restaurant sales for the twelve-week period. Comparable unit sales for the twenty-eight week period were $151,111,000 and for the twelve week period were $66,310,000. Selective menu price increases of approximately .5% and 1% became effective in mid April 1996 and mid July 1996. Comparable unit sales are made up of sales at locations that were open during the entire current and prior fiscal year.

          Franchise related income increased 6.1% to $3,296,000 for the twenty-eight weeks ended July 13, 1997 from $3,106,000 for the twenty-eight weeks ended July 14, 1996, and increased 4.8% to $1,503,000 for the twelve weeks ended July 13, 1997 from $1,434,000 for the twelve weeks ended July 14, 1996. These increases resulted from higher continuing royalties, due to a larger number of franchise units in operation in 1997 and an increase in initial franchise and development fees due to opening more franchise units in 1997 in the current periods than in the comparable periods in 1996. During the twelve weeks ended July 13, 1997, 19 units were closed by franchisees and one franchised unit was purchased by the Company. These units did not produce material levels of sales and consequently did not generate material amounts of royalty income to the Company.

          Interest income increased to $2,271,000 for the twenty-eight weeks ended July 13, 1997 from $1,948,000 for the comparable period last year. Interest income increased to $959,000 for the twelve weeks ended July 13, 1997 from $846,000 for the comparable period of the prior year. These increases were due to larger amounts of cash being invested in the current periods over the comparable periods in 1996. Interest rates were similar in the comparable periods of each year.

          Cost of food and paper products as a percentage of restaurant sales decreased to 20.5% for the twenty-eight weeks ended July 13, 1997 from 22.0% for the twenty-eight weeks ended July 14, 1996, and to 20.4% for the twelve weeks ended July 13, 1997 from 22.2% for the twelve weeks ended July 14, 1996. These improvements resulted from lower food prices, primarily of cheese, lower prices of various paper products and the effect of the selective menu price increases implemented in 1996.




                                       Pg. 11





          Restaurant operating expenses - payroll and other employee benefits increased to 26.1% of restaurant sales for the twenty-eight weeks ended July 13, 1997 from 25.8% for the twenty-eight weeks ended July 14, 1996 and increased to 25.9% for the twelve weeks ended July 13, 1997 from 25.2% for the twelve weeks ended July 14, 1996. These percentage increases are attributable to the higher costs of providing benefits to employees and a slower growth for the twenty-eight week period and a decrease for the twelve week period in comparable unit sales in 1997. Restaurant operating expenses - occupancy and other expenses increased to 29.9% of restaurant sales for the twenty-eight weeks ended July 13, 1997 from 28.7% for the twenty-eight weeks ended July 14, 1996 and increased to 29.6% for the twelve weeks ended July 13, 1997 from 28.0% for the twelve weeks ended July 14, 1996. These percentage increases are primarily attributable to rent and rent related charges which increased at a faster rate than sales.

          Depreciation and amortization expenses increased to $12,418,000 for the twenty-eight weeks ended July 13, 1997 from $11,915,000 for the twenty-eight weeks ended July 14, 1996. Depreciation and amortization expenses increased to $5,381,000 for the twelve weeks ended July 13, 1997 from $5,179,000 for the twelve weeks ended July 14, 1996. These increases were primarily the result of the number of additional Company-owned units in operation during the twenty-eight and twelve weeks ended July 13, 1997 over the comparable periods in 1996.

          General and administrative expenses were $9,261,000 or 5.4% of total revenues for the twenty-eight weeks ended July 13, 1997 compared to $8,062,000 or 5.1% of total revenues for the twenty-eight weeks ended July 14, 1996. General and administrative expenses were $4,119,000 or 5.5% of total revenues for the twelve weeks ended July 13, 1997 compared to $3,445,000 or 4.8% for the twelve weeks ended July 14, 1996. These increases were incurred in anticipation of the Company's growth plans for 1997.

          The effective income tax rate for the twenty-eight weeks ended July 13, 1997 was 38.0% and for July 14, 1996 was 38.4%.

          Liquidity and Capital Resources

          At July 13, 1997, the Company had cash and cash equivalents and marketable securities of approximately $100,282,000 and its working capital was approximately $74,423,000. Cash provided by operations for the twenty-eight weeks ended July 13, 1997 of $14,898,000 resulted from the Company's net income of $14,618,000 and depreciation of $12,418,000, offset, in part, by various uses in increasing operating assets and reducing operating liabilities. Funds from operations, together with a portion of the available working capital, were used to purchase restaurant property and equipment of $14,792,000 and to pay three quarterly dividends aggregating $15,719,000. The Company believes, based on current projections, that its liquid assets presently on hand,

                                       Pg. 12





          together with cash generated from operations, should be sufficient for its presently contemplated operations, dividends and the purchase of property and equipment relating to its development of restaurants, as well as renovating and equipping the Company's new headquarters building.

          Forwarding Looking Statements

          Statements contained in this document concerning future results, performance or expectations are forward-looking statements that involve risks and uncertainties. Actual results, performance or developments could differ materially from those expressed or implied by those forward-looking statements as a result of known or unknown risks, uncertainties and other factors as described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

          Dividends

          On February 20, 1997, the Company increased its quarterly cash dividend to $.27 per share, or an aggregate annual rate of $1.08 per share. This dividend was paid on April 2, 1997 to shareholders of record on March 18, 1997, and amounted to $5,510,113.

          On May 22, 1997, the Company declared a quarterly cash dividend of $.27 per share. The cash dividend was paid on July 8, 1997 to shareholders of record on June 18, 1997, and amounted to $5,518,774.

          On August 19, 1997, the Company declared a quarterly cash dividend of $.27 per share. The cash dividend will be paid on October 3, 1997 to shareholders of record on September 18, 1997.


                            PART II.   OTHER INFORMATION

          Item 1. Legal Proceedings.

          On June 18, 1997, an action entitled Kenneth Hoffman and Gloria Curtis, on behalf of themselves and all other similarly situated
          v. Sbarro, Inc. was filed in the United States District Court for the Southern District of New York. The plaintiffs, former restaurant level management employees, allege that the Company required general managers and co-managers to reimburse the Company for cash and certain other shortages sustained by the Company and thereby lost their status as managerial employees exempt from the overtime compensation provisions of the Fair Labor Standards Act (the ``FLSA''). The plaintiffs seek unpaid overtime compensation, as well as liquidated damages in an amount equal to any overtime compensation awarded, reasonable attorney's fees, costs and expenses. The plaintiffs further seek such further and general legal and/or equitable relief to which they

                                       Pg. 13





          may be entitled. The action also seeks to join similarly situated past and present employees in the lawsuit. The Company believes that it has substantial defenses to the claims, including that it has availed itself of a ``window of correction''which, the Company believes, under applicable regulations of the FLSA and court decisions, preserves employees' exempt status and, thus, precludes any overtime liability. The Company intends to vigorously defend this action.


          Item 6.        Exhibits and Reports on Form 8-K.

          (a)  Exhibits:
               No.       Description
               27        Financial Data Schedule

          (b)  Reports on Form 8-K.

               No Report on Form 8-K was filed during the quarter for which this Report is filed. A Report on Form 8-K dated July 21, 1997 (date of earliest event reported), was filed after the end of the quarter covered by this Report reporting under
               Item 5. Other Events.




                                      SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SBARRO, INC.
                                        Registrant


          Date:     August 26, 1997     By:  /s/  MARIO SBARRO
                                        Mario Sbarro
                                        Chairman of the Board and President



          Date:     August 26, 1997     By:  /s/  ROBERT S. KOEBELE
                                        Robert S. Koebele
                                        Vice President-Finance





                                       Pg. 14








                                    EXHIBIT INDEX




          Exhibit Number           Description                   Page

               27             Financial Data Schedule             15









                                     EXHIBIT 27