Form 10-Q
period 1997-10-05
SBARRO INC
filed 1997-11-19
CIK 766004

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

       For the quarter ended October 5, 1997

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

       Yes  X         No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


       Class                              Outstanding at November 14, 1997

       Common Stock, $.01 par value                      20,443,238

       ______________________________________________________________________
       ______________________________________________________________________









                                    SBARRO, INC.

                                   FORM 10-Q INDEX



          PART I.     FINANCIAL INFORMATION                           PAGES


          Consolidated Financial Statements:

               Balance Sheets - October 5, 1997 (unaudited)
          and December 29, 1996 . . . . . . . . . . . . . . . . . . . 3-4

               Statements of Income (unaudited) - Forty Weeks
          ended October 5, 1997 and October 6, 1996 and Twelve
          Weeks ended October 5, 1997 and October 6, 1996. . . . . . .5-6

               Statements of Cash Flows (unaudited) - Forty
          Weeks ended October 5, 1997 and October 6, 1996 . . . . . . 7-8

               Notes to Unaudited Consolidated Financial
          Statements - October 5, 1997 . . . . . . . . . . . . . . . . 9

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . .10-13


          PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . 13




















                                        Pg. 2





                            SBARRO, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS


                                                     (In thousands)
                                             Oct. 5, 1997   Dec. 29, 1996
                                              (unaudited)
          Current assets:
            Cash and cash equivalents         $94,865         $104,818
            Marketable securities               2,500            2,500

            Receivables:
             Franchisees                          745              743
             Other                              1,582            1,122

                                                2,327            1,865

            Inventories                         2,665            2,841

            Prepaid expenses                    5,999            1,409

             Total current assets             108,356          113,433

          Marketable securities                 5,000            7,500

          Property and equipment, net         134,505          130,993

          Other assets:
            Deferred charges, net of
             accumulated amortization of
             $2,475,000 at October 5, 1997
             and $1,436,000 at December
             29, 1996                           1,642            1,633
            Other                               5,337            5,100

                                                6,979            6,733

                                             $254,840         $258,659








                                     (continued)



                                        Pg. 3





                            SBARRO, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     (In thousands)
                                             Oct. 5, 1997    Dec. 29, 1996
                                                (unaudited)
          Current liabilities:
            Accounts payable                  $  5,476        $  7,173
            Accrued expenses                     21,656         22,663
            Dividend payable                        -            4,691
            Income taxes                            641          5,287

             Total current liabilities           27,773         39,814


          Deferred income taxes                  13,461         13,645


          Shareholders' equity:
            Preferred stock, $1 par value;
             authorized 1,000,000 shares;
             none issued Common stock, $.01
             par value; authorized 40,000,000
             shares; issued and outstanding
             20,442,238 shares at October 5,
             1997 and 20,392,909 shares at
             December 29, 1996                      204            204
            Additional paid-in capital           32,348         31,219
            Retained earnings                   181,054        173,777
                                                213,606        205,200

                                              $254,840        $258,659












              See notes to unaudited consolidated financial statements




                                        Pg. 4






                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                   (In thousands, except per share data)
                                            For the forty weeks ended:

                                             Oct. 5, 1997  Oct. 6, 1996
          Revenues:
            Restaurant sales                  $244,903        $230,047
            Franchise related income              5,152          4,698
            Interest income                       3,288           2,861
             Total revenues                     253,343         237,606

          Costs and expenses:
            Cost of food and paper products      50,289         50,481
            Restaurant operating expenses:
             Payroll and other employee
             benefits                            63,045         57,845
             Occupancy and other                 71,554         64,711
            Depreciation and amortization        17,999         17,268
            General and administrative           13,354         11,470
            Other income                        (1,324)           (950)
             Total costs and expenses           214,917        200,825

          Income before income taxes             38,426         36,781
          Income taxes                           14,602         13,976
          Net income                            $23,824        $22,805

          Per share data:
            Earnings per common and common
             equivalent share                     $1.17          $1.12


            Weighted average number of
             shares used in the computation    20,421,266     20,362,333












              See notes to unaudited consolidated financial statements

                                        Pg. 5






                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                  (In thousands, except per share data)

                                         For the twelve weeks ended:

                                             Oct. 5, 1997  Oct. 6, 1996
          Revenues:
            Restaurant sales                  $79,805          $75,916
            Franchise related income            1,856            1,592
            Interest income                     1,017              913
             Total revenues                    82,678           78,421

          Costs and expenses:
            Cost of food and paper products    16,491           16,632
            Restaurant operating expenses:
             Payroll and other
             employee benefits                 19,946           18,087
             Occupancy and other               22,207           20,547
            Depreciation and amortization       5,581            5,353
            General and administrative          4,093            3,408
            Other income                         (489)            (282)
             Total costs and expenses          67,829           63,745

          Income before income taxes           14,849           14,676
          Income taxes                          5,643            5,488
          Net income                          $ 9,206          $ 9,188

          Per share data:
            Earnings per common and common
             equivalent share                   $0.45            $0.45


            Weighted average number of shares
             used in the computation           20,440,596     20,379,932




              See notes to unaudited consolidated financial statements

                                        Pg. 6





                            SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                     (In thousands)
                                              For the forty weeks ended:
                                             Oct. 5, 1997  Oct. 6, 1996
          Operating activities:

          Net income                          $23,824          $22,805
          Adjustments to reconcile net
            income to net cash provided by
            operating activities:
             Depreciation and amortization     17,999           17,268
             Deferred income taxes               (184)            (992)
             Changes in operating assets
               and liabilities:
               (Increase) decrease in
                 receivables                     (463)             722
               Decrease in inventories            176              367
               Increase in prepaid expenses    (4,589)          (3,645)
               Increase in deferred charges    (1,048)          (1,021)
               Increase in other assets          (443)          (1,369)
               Decrease in accounts payable
                and accrued expenses           (2,261)          (6,225)
               Decrease in income taxes
                payable                        (4,646)          (1,367)

          Net cash provided by operating
            activities                         28,365           26,543

          Investing activities:

          Proceeds from maturity of
            marketable securities               2,500                -
          Purchases of property
            and equipment                      (20,709)        (19,033)

          Net cash used in
            investing activities               (18,209)        (19,033)







                                     (continued)


                                        Pg. 7
                            SBARRO, INC. AND SUBSIDIARIES






                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                     (UNAUDITED)


                                              (In thousands)
                                              For the forty weeks ended:

                                             Oct. 5, 1997  Oct. 6, 1996
          Financing activities:

          Proceeds from exercise of
            stock options                       1,129              815
          Cash dividends paid                 (21,238)         (17,921)

          Net cash used in financing
            activities                        (20,109)         (17,106)

          Decrease in cash and cash
            equivalents                        (9,953)          (9,596)

          Cash and cash equivalents at
            beginning of period               104,818           93,501

          Cash and cash equivalents at
            end of period                     $94,865          $83,905



          Supplemental disclosure of
            cash flow information:

          Cash paid during the period
            for income taxes                  $19,354          $16,321












              See notes to unaudited consolidated financial statements



                                        Pg. 8





                            SBARRO, INC. AND SUBSIDIARIES
                Notes to Unaudited Consolidated Financial Statements

          1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at October 5, 1997 and their consolidated results of operations for the forty and twelve weeks ended October 5, 1997 and October 6, 1996 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

          2. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. The Company will adopt SFAS No. 128 with respect to its report on results of operations for the fourth quarter of fiscal 1997 and for the year ended December 28, 1997. Upon adoption, prior period earnings per share must be restated. The Company does not expect the adoption of SFAS No. 128 to have a significant impact to its reported results.

          3. The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an Exposure Draft Statement of Position (SOP) which, if adopted in its current form, would require all companies which capitalize pre-opening and similar costs to write off all existing such costs, net of tax benefit, as a ``cumulative effect of accounting change''and to expense all such costs as incurred in the future. The exposure draft, if enacted, would be effective beginning with the Company's 1998 fiscal year. The Company does not expect the proposal, if adopted, to materially affect future operating income except that, in the first quarter in which such proposal is effective, the Company would be required to write off the accumulated costs ($1,235,000 at October 5, 1997) which would be reflected as a cumulative effect of accounting change ($766,000 after tax at October 5, 1997).
                                        Pg. 9






                            SBARRO, INC. AND SUBSIDIARIES

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               Results of Operations

               The Company's business is subject to seasonal fluctuations, the effects of weather and economic conditions. Earnings have been highest in its fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Normally, the fourth fiscal quarter accounts for approximately 40% of net income for the year. In 1996, the fourth fiscal quarter accounted for 39% of net income for the year. In 1995, the fourth fiscal quarter accounted for 42% of net income for the year. The length of the holiday shopping period between Thanksgiving and Christmas and the number of weeks in the fourth quarter can produce changes in the fourth quarter earnings relationship from year to year.

               The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:



                              40 Weeks 40 Weeks 12 Weeks 12 Weeks
                               Ended     Ended   Ended    Ended     Fiscal Year

                            10/05/97  10/06/96 10/05/9710/06/96        1996 1995
     Company-owned restaurants:
      Opened during period       19       20        5      10          29    44
      Acquired from (sold to)
       franchisees during
        period-net                2        1        1       1           1     -
      Closed during period      (5)       (3)       -       -          (4)  (40)
      Open at end of period     613      589      613     589         597   571

     Franchised restaurants:
      Opened during period       31       25       14      11          36    40
      Purchased from (sold to)
       Company during period-net(2)       (1)     (1)      (1)         (1)    -
      Closed or terminated
       during period           (22)      (13)     (3)      (7)        (16)   (2)
      Open at end of period     226      211      226     211         219   200

     All restaurants:
      Opened during period       50       45       19      21          65    84
      Closed or terminated
       during period           (27)      (16)     (3)      (7)        (20)  (42)
      Open at end of period     839      800      839     800         816   771


     In addition, franchisees operated six kiosk/cart units at October 5, 1997.



                                       Pg. 10





          Restaurant sales from Company-owned units increased 6.5% to $244,903,000 for the forty weeks ended October 5, 1997 from $230,047,000 for the comparable period in 1996 and 5.1% to $79,805,000 for the twelve weeks ended October 5, 1997 from $75,916,000 for the comparable period in 1996. These increases resulted primarily from a higher number of units in operation during both periods of the current fiscal year and selective menu price increases of approximately .5% and 1% which became effective in mid April 1996 and mid July 1996. These were offset, in part, by a decrease in comparable unit sales of .2% for the forty weeks ended October 5, 1997 and .8% for the twelve weeks ended October 5, 1997. Comparable unit sales for the current forty week period were $223,111,000 and for the twelve week period were $72,018,000. Comparable unit sales are made up of sales at locations that were open during the entire current and prior fiscal year.

          Franchise related income increased 9.7% to $5,152,000 for the forty weeks ended October 5, 1997 from $4,698,000 for the comparable period in 1996. Franchise related income increased 16.6% to $1,856,000 for the twelve weeks ended October 5, 1997 from $1,592,000 for the comparable period in 1996. These increases resulted from higher continuing royalties due to a larger number of franchise units in operation in 1997 and an increase in initial franchise and development fees due to opening more franchise units in 1997 than in the comparable periods in 1996. During the forty weeks ended October 5, 1997, 22 units were closed by franchisees. These units did not produce material levels of sales and, consequently, did not generate material amounts of royalty income to the Company. In addition, two franchise units were purchased by the Company.

          Interest income increased to $3,288,000 for the forty weeks ended October 5, 1997 from $2,861,000 for the comparable period in 1996 and to $1,017,000 for the twelve weeks ended October 5, 1997 from $913,000 for the comparable period in 1996. These increases were due to higher amounts of cash invested at comparable interest rates in the current periods over the comparable periods in 1996.

          Cost of food and paper products as a percentage of restaurant sales improved to 20.5% for the forty weeks ended October 5, 1997 from 21.9% for the comparable period in 1996 and to 20.7% for the twelve weeks ended October 5, 1997 from 21.9% for the comparable period in 1996. These improvements resulted from lower food prices, primarily of cheese, lower prices of various paper products and the effect of the selective menu price increases implemented in mid 1996.

          Restaurant operating expenses - payroll and other employee benefits increased to 25.7% of restaurant sales for the forty weeks ended October 5, 1997 from 25.1% for the comparable period in 1996 and to 25.0% for the twelve weeks ended October 5, 1997 from 23.8% for the comparable period in 1996. These percentage increases were attributable to the higher costs of providing benefits to employees and a decrease in comparable unit sales for

                                       Pg. 11





          the comparable periods of each year. Restaurant operating expenses - occupancy and other expenses increased to 29.2% for the forty weeks ended October 5, 1997 from 28.1% for the comparable period in 1996 and to 27.8% for the twelve weeks ended October 5, 1997 from 27.1% for the comparable period in 1996. These percentage increases were primarily attributable to rent and rent related charges which increased at a faster rate than sales.

          Depreciation and amortization expenses increased to $17,999,000 for the forty weeks ended October 5, 1997 from $17,268,000 for the forty weeks ended October 6, 1996 and to $5,581,000 for the twelve weeks ended October 5, 1997 from $5,353,000 for the twelve weeks ended October 6, 1996. These increases were primarily the result of the number of additional Company-owned units in operation during the forty and twelve weeks ended October 5, 1997 over the comparable periods in 1996.

          General and administrative expenses were $13,354,000 or 5.3% of total revenues for the forty weeks ended October 5, 1997 compared to $11,470,000 or 4.8% of total revenues for the forty weeks ended October 6, 1996. General and administrative expenses were $4,093,000 or 5.0% for the twelve weeks ended October 5, 1997 compared to $3,408,000 or 4.4% for the comparable period in 1996. These increases were due to the hiring of additional personnel in anticipation of the Company's development plans and increases in executive compensation and legal fees.

          The effective income tax rate for both the forty weeks ended October 5, 1997 and October 6, 1996 was 38.0%.

          Liquidity and Capital Resources

          At October 5, 1997, the Company had cash and cash equivalents and marketable securities of approximately $97,365,000 and its working capital was approximately $80,583,000. Cash provided by operations for the forty weeks ended October 5, 1997 of $28,365,000 and a portion ($20,709,000) of the available working capital was used to purchase restaurant property and equipment and to renovate the Company's new headquarters building and $21,238,000 to pay four quarterly dividends. The Company believes, based on current projections, that its liquid assets presently on hand, together with cash generated from operations, should be sufficient for its presently contemplated operations, dividends and the purchase of property and equipment relating to its development of restaurants, as well as renovating and equipping the Company's new headquarters building.

          Forward-Looking Statements

          Information contained in this document concerning future results, performance or expectations are forward-looking statements that involve risks and uncertainties. Actual results, performance or

                                       Pg. 12





          developments could differ materially from those expressed or implied by those forward-looking statements as a result of known or unknown risks, uncertainties and other factors as described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

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

          On August 20, 1997, the Company declared a quarterly cash dividend of $.27 per share. The cash dividend was paid on October 3, 1997 to shareholders of record on September 18, 1997, and amounted to $5,518,909.

          On November 18, 1997, the Company declared a quarterly cash dividend of $.27 per share. The cash dividend will be paid on January 2, 1998 to shareholders of record on December 18, 1997.



                            PART II.   OTHER INFORMATION


          Item 1.        Legal Proceedings.

                    Reference is made to the Company's Quarterly Report on Form 10-Q for the quarter ended July 13, 1997 in which the Company reported upon an action entitled Kenneth Hoffman and Gloria Curtis, on behalf of themselves and all others similarly situated v. Sbarro, Inc. (commenced on July 18, 1997 in the United States District Court for the Southern District of New
          York). The plaintiffs, former restaurant level management employees, allege that the Company required general managers and co-managers to reimburse the Company for cash and certain other shortages sustained by the Company and thereby lost their status as managerial employees exempt from the overtime compensation provisions of the Fair Labor Standards Act (the ``FLSA''). The plaintiffs seek unpaid overtime compensation, as well as liquidated damages in an amount equal to any overtime compensation awarded, reasonable attorney's fees, costs and expenses. The plaintiffs further seek such further and general legal and/or equitable relief to which they may be entitled.


                                       Pg. 13





                    On October 22, 1997, the Court granted plaintiffs' request to send notices to determine whether similarly situated past and present employees of the Company wished to join the lawsuit. The Company had opposed the plaintiffs' request based upon its belief that it had availed itself of a ``window of correction''which, under applicable regulations of the FLSA and court decisions, preserves employees exempt status and thus precludes any overtime liability. The Company continues to believe that it has substantial defenses to the claims, including that it has availed itself of a ``window of correction''. It intends to appeal this decision at the appropriate time and to continue vigorously defending this action.


          Item 6.        Exhibits and Reports on Form 8-K.

          (a)  Exhibits:
               No.       Description
               27        Financial Data Schedule

          (b)  Reports on Form 8-K.

               The only Report on Form 8-K was filed by the Company during the quarter for which this Report is filed was dated (date of earliest event reported) July 21, 1997 reporting under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements were filed with that Report.


























                                       Pg. 14









                                      SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SBARRO, INC.
                                        Registrant


          Date:  November 19, 1997      By:  /s/  MARIO SBARRO
                                        Mario Sbarro
                                        Chairman of the Board and President



          Date:  November 19, 1997      By:  /s/  ROBERT S. KOEBELE
                                        Robert S. Koebele
                                        Vice President-Finance



























                                       Pg. 15




















                                     EXHIBIT 27





































                                    EXHIBIT INDEX






          Exhibit Number           Description

               27                  Financial Data Schedule