Form 10-K
period 1997-12-28
SBARRO INC
filed 1998-03-27
CIK 766004

_______________________________________________________________
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
      ___
     / X / Annual Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934
     For the fiscal year ended December 28, 1997
       __
     / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________ to ________

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

          The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 20, 1998 was approximately $390,832,000.

          The number of shares of Common Stock of the registrant outstanding as of March 20, 1998 was 20,517,311.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement to be used in connection with the registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.





                                    SBARRO, INC.

                                       PART I


          ITEM 1.  BUSINESS


                    Sbarro, Inc., a New York corporation, was organized in 1977 and is the successor to a number of family food and restaurant businesses developed and operated by the Sbarro family. The Company has become a leading operator and franchisor of family-style Italian restaurants, with 862 restaurants worldwide. In addition, since 1995, the Company has created, through joint ventures, other concepts for the purpose of developing growth opportunities in addition to its Sbarro restaurants. (See ``New Ventures'', below.) As used in this Report, the terms "Company" and ``Sbarro'' refers to Sbarro, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

            ___________________                    Recent Developments

                    The Company has received a proposal from Mario Sbarro, Joseph Sbarro, Anthony Sbarro and the Trust of Carmela Sbarro (the ``Sbarro Family'') for the merger of the Company with a company to be owned by the Sbarro Family pursuant to which shareholders of the Company, other than the Sbarro Family, would receive $28.50 per share in cash, or an aggregate of approximately $380 million for the approximately 13.4 million shares (approximately 65% of the outstanding shares) of the Company's Common Stock not owned by the Sbarro Family. The proposal is subject, among other things, to (i) entering into a definitive merger agreement, (ii) approval of the transaction by the special committee of the Board, the full Board of Directors and the Company's shareholders, (iii) receipt of satisfactory financing for the transaction, (iv) the immediate suspension of dividends by the Company and (v) receipt of a fairness opinion from the financial advisor to the special committee of the Board stating that the proposed transaction is fair, from a financial point of view, to the public shareholders. The Sbarro Family has advised the Company that they have received a letter from an investment banking firm which indicates that, subject to certain conditions, the firm was highly confident that financing for the transaction could be obtained. The Sbarro Family also advised the Company that they are not interested in selling their interests in the Company. The Board of Directors has appointed a special committee to evaluate and consider the proposal.

               Seven lawsuits have been instituted by purported shareholders of the Company alleging, with respect to the proposed transaction, in general, a breach of fiduciary duties by the directors of the Company and members of the Sbarro Family, that the proposed price per share to be paid to public shareholders is inadequate and that the proposal serves no legitimate business purpose of the Company. (See ``Legal Proceedings''in Item 3 of this Report.)

               On February 11, 1998, the Company's Board of Directors deferred consideration of the Company's quarterly cash dividend pending consideration of the proposed transaction. (See ``Market for Registrant's Common Equity and Related Shareholder Matters'' in Item 5 of this Report.)

                    General

                    The Company develops and operates or franchises an international chain of family-style Italian restaurants principally under the "Sbarro" and "Sbarro The Italian Eatery" names (``Sbarro restaurants''). Sbarro restaurants are family-oriented cafeteria-style restaurants featuring a menu of popular Italian food, including pizza with a variety of toppings, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, cheesecake and other desserts.

                    As of December 28, 1997, there were 862 Sbarro restaurants, located in 48 states throughout the United States, the District of Columbia and in Aruba, Australia, the Bahamas, Belgium, Canada, Chile, Cyprus, France, Israel, Japan, Korea, Kuwait, Lebanon, New Zealand, the Philippines, Puerto Rico, Russia, Saudi Arabia, and the United Kingdom. At that date, the Company owned and operated 623 restaurants and franchised 239 Sbarro restaurants. In addition, since 1995, the Company has created and operated, through joint ventures, other concepts for the purpose of developing growth opportunities in addition to its Sbarro restaurants.

                    Restaurant Expansion

                    The Company has expanded significantly in recent years, growing from 123 restaurants at the time of the Company's initial public offering of Common Stock in 1985 to 587 restaurants at the beginning of 1993 to 862 at the end of 1997. During 1997, 77 new Sbarro restaurants were opened, of which 30 were Company-owned and 47 were franchised.

                    During 1998, the Company plans to open approximately 80 restaurants, of which approximately 35 are expected to be Company-owned and the balance are expected to be franchised. The actual number of openings will depend on the availability of appropriate sites, as well as other factors.

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

                    The following table indicates the number of Company-owned and franchised restaurants (excluding non-mall new venture restaurants) during each of the years from 1993 through 1997.

                                                  Fiscal Year

                                             1997  1996 1995 1994 1993
          Company-owned Sbarro restaurants:
           Opened during period  (*)         30    29   44   53   59
           Acquired from franchisees
             during period                    4     1    -    2    7
           Closed during period  (**)        [8]   [4] [40]  [3]  [7]
           Open at end of period            623   597  571  567  515

          Franchised Sbarro restaurants:
           Opened during period              47    36   40   38   24
           Sold to Company during period     [4]   [1]   -   [2]  [7]
           Closed or terminated during
             period                         [23]  [16]  [2]  [8] [14]
           Open at end of period            239   219  200  162  134

          All Sbarro restaurants:
           Opened during period              77    65   84   91   83
           Closed or terminated during
             period                         [31]  [20] [42] [11] [21]
           Open at end of period            862   816  771  729  649

          Kiosks  (all franchised)            7     7    8    7    7

          (*) Includes, in 1997 and 1996, two and three mall locations, respectively, of a joint venture which operates as Umberto of New Hyde Park.

          (**) In December 1995, the Company announced the planned closing of 40 Company-owned Sbarro restaurants. The costs associated with the closing of these restaurants was provided for in the 1995 financial statements. See Note A to "Selected Financial Data" in Item 6 of this Report.

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

                    As of December 28, 1997, there were 260 ``in-line'' Sbarro restaurants and 597 ``food court'' Sbarro restaurants. In addition, franchisees operated five free-standing Sbarro restaurants, including two in the Middle East and one in each of the Bahamas, Puerto Rico and Minnesota. "In-line" restaurants, which are self-contained restaurants, usually occupy approximately 1,500-3,000 square feet, contain the space and furniture to seat approximately 60-120 people and employ 10-40 persons, including part-time personnel. "Food court" restaurants are primarily located in areas of shopping malls designated exclusively for restaurant use and share a common dining area provided by the mall. These restaurants generally occupy approximately 500-1,000 square feet and contain only kitchen and service areas. They frequently have a more limited menu than an "in-line" restaurant and employ 6-30 persons, including part-time personnel.

                    Sbarro restaurants are generally open seven days a week serving lunch, dinner and, in a limited number of locations, breakfast, with hours conforming to those of the major department stores or other large retailers in the mall or trade area. Typically, mall restaurants are open to serve customers 10 to 12 hours a day, except on Sunday, when mall hours may be more limited. For Company-owned restaurants open a full year, average sales in 1997 and 1996 were $693,000 and $698,000, respectively, for "in-line" restaurants and $493,000 and $486,000, respectively, for "food court" restaurants.

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

                    The Company also employs 70 - 75 Area Directors, each of whom is typically responsible for the operations of 7 - 15 Company-owned Sbarro restaurants in a given area. Before each new restaurant opening, the Company assigns an Area Director to coordinate opening procedures. Each Area Director reports to one of the nine Regional Directors. The Regional Directors recruit and supervise the managerial staff of all Company-owned Sbarro restaurants and report to one of the five Regional Vice Presidents. The Regional Vice Presidents coordinate the activities of the Regional Directors assigned to their areas of responsibility and report to one of two Corporate Vice Presidents. The Corporate Vice Presidents have total responsibility for their geographic areas.

                    Franchise Development

                    While the Company continues to emphasize expansion through Company-owned units, growth in franchise operations is also anticipated through the establishment of new Sbarro restaurants by new franchisees and by existing franchisees capable of multi-unit operations. The Company relies principally upon its reputation and the strength of its existing restaurants to attract new franchisees.

                    As of December 28, 1997, the Company had 239 franchised Sbarro restaurants operated by 73 franchisees in 30 states as well as Aruba, Australia, the Bahamas, Belgium, Canada, Chile, Cyprus, France, Israel, Japan, Korea, Kuwait, Lebanon, New Zealand, the Philippines, Puerto Rico, Russia, Saudi Arabia and the United Kingdom. The Company is presently considering additional franchise opportunities in the United States and other countries.

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

                    The Company's basic franchise agreement generally requires payment of an initial license fee of $35,000 and requires continuing payments of royalty fees of 5% - 7% of gross revenues. Franchise agreements entered into prior to 1988 generally have an initial term of 15 years with the franchisee having a year renewal option, provided that the agreement has not been previously terminated by either party for specified reasons. Since 1988, the Company has required the franchise agreements to be coterminous with the underlying lease, but generally not less than ten nor more than twenty years. Since 1990, the Company has granted a renewal option in the Franchise Agreement subject to certain conditions, including a remodel or image enhancement requirement. Franchise agreements granted under territorial agreements contain negotiated terms and conditions other than those contained in the Company's basic franchise agreement. The agreements also provide the Company with the right to terminate a franchisee for a variety of reasons, including insolvency or bankruptcy, failure to operate its restaurant according to standards, understatement of gross receipts, failure to pay fees, or material misrepresentation on an application for a franchise.

                    New Ventures

                    During 1995, the Company entered into joint venture arrangements for the purpose of developing three new restaurant concepts. The first venture is a casual dining chain in a Rocky Mountain steakhouse motif. This venture, in which the Company has a 40% interest, presently operates four restaurants under the name Boulder Creek Steaks & Saloon, with one additional restaurant under construction. The second venture, in which the Company has a 70% interest, is a moderately priced, table service restaurant chain featuring an Italian Mediterranean menu under the names Bice Med Grille, Salute and Cafe Med. Two restaurants in New York City and one on Long Island, New York are currently operating. During 1997, the joint venture determined to closed two other restaurants, located on Long Island, resulting in a $3,300,000 before tax ($2,046,000 or $.10 basic and diluted earnings per share after tax) charge to the Company's earnings. The third venture is a family restaurant concept under the name Umberto of New Hyde Park, featuring pizza and other Italian-style foods, in which the Company has an 80% interest. This venture currently operates three restaurants in strip shopping centers on

          Long Island and Brooklyn, New York, with two additional restaurants under construction, and five food court units in regional shopping malls in Chicago, Las Vegas, White Plains and Long Island, New York. The Company continues to monitor the results of these three concepts for the purpose of evaluating their potential future growth.

                    Employees

                    As of December 28, 1997, the Company (exclusive of joint ventures to which the Company is a party) employed approximately 7,500 persons, of whom approximately 2,700 were full-time field and restaurant personnel, 4,600 were part-time restaurant personnel and 200 were headquarters office personnel. None of the Company's employees are covered by collective bargaining agreements. The Company believes its employee relations are satisfactory.

                    Competition

                    The restaurant business is highly competitive with respect to price, service, location and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. There is active competition for management personnel and attractive commercial shopping mall, center city and other locations suitable for restaurants. The Company competes in each market in which it operates with locally-owned restaurants as well as with national and regional restaurant operations.

                    Trademarks

                    The Sbarro restaurants operate principally under the "Sbarro" and "Sbarro The Italian Eatery" service marks, which are registered with the United States Patent and Trademark Office for terms presently expiring in 2004 and 2001, respectively. Registered service marks may continually be renewed for 10 year periods. The Company has also registered or filed applications to register "Sbarro" and "Sbarro The Italian Eatery" in several other countries. The Company believes that these marks continue to be materially important to the Company's business. The joint ventures to which the Company is a party, have also applied for United States trademarks covering trade names used by them.

                    Governmental Regulation

                    The Company is subject to various Federal, state and local laws affecting its business. The restaurants of the Company and its franchisees are subject to a variety of regulatory provisions relating to wholesomeness of food, sanitation, health, safety and, in certain cases, licensing of the sale of alcoholic beverages. The Company is also subject to a substantial number of state laws and regulations governing the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards to the relationship between franchisor and franchisee. The Company is also subject to Federal Trade Commission regulations governing disclosure requirements in the sale of franchises. In addition, the Fair Labor Standards Act, governing such matters as minimum wage requirements, overtime, employment of minors and other working conditions, is applicable to the Company. The Company believes it is in compliance with such laws in all material aspects. (See ``Legal Proceedings'' in Item 3 of this Report.)

          ITEM 2.  PROPERTIES

                    All Sbarro restaurants are operated in leased premises. As of December 28, 1997, the Company leased 641 restaurants, of which 34 were subleased to franchisees under terms which cover all obligations of the Company under the lease. The remaining franchisees directly lease their restaurant spaces. Most of the Company's restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts. Leases to which the Company were a party at December 28, 1997 have initial terms expiring as follows:

           Years Initial Lease Number of Company-  Number of Franchised
             Terms Expire      owned Restaurants       Restaurants

             1998                   26                     4
             1999 - 2003           336                    25
             2004 - 2008           239                     5
             2009 - 2012             6                     0

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

                    In March 1994, the Company purchased a 100,000 square foot office building in Melville, New York, for $5,350,000. The Company is in the process of renovating the building at an estimated additional cost of approximately $15 million (of which approximately $10 million has been expended through fiscal 1997) and intends to occupy approximately 25% of the building in 1998 as its corporate headquarters and lease the remainder of the building. Leases with unaffiliated third parties to occupy, upon completion of construction, approximately 40% of the total space in the facility have been entered into.

          ITEM 3.  LEGAL PROCEEDINGS

                    Following the Company's announcement of a proposal for the merger of the Company with a company to be owned by the Sbarro Family (see ``Business - Recent Developments'' in Item 1 of this Report), seven lawsuits were instituted against the Company, certain directors and/or members of the Sbarro Family. While each of the complaints varies, in general, they allege a breach of fiduciary duties by the directors and members of the Sbarro Family, that the proposed price per share to be paid to Public Shareholders is inadequate and that the proposal serves no legitimate business purpose of the Company. Although varying, the complaints seek, generally, a declaration of class action status, damages in unspecified amounts alleged to be caused to the plaintiffs, and other relief (including injunctive relief, rescission if the transaction is consummated, including rescissory damages), costs and disbursements, including a reasonable allowance for counsel fees and expenses. The actions, which are presently pending in the Supreme Court in New York and Suffolk County, New York, are in the process of being consolidated into one action. The defendants intend to vigorously defend these actions.

                    On June 18, 1997, an action entitled Kenneth Hoffman and Gloria Curtis, on behalf of themselves and all others similarly situated v. Sbarro, Inc., was filed in the United States District Court for the Southern District of New York. The plaintiffs, former restaurant level management employees, allege that the company required general managers and co-managers to reimburse the Company for cash and certain other shortages sustained by the Company and thereby lost their status as managerial employees exempt from the overtime compensation provisions of the Fair Labor Standards Act (the ``FLSA''). The plaintiffs seek unpaid overtime compensation, as well as liquidated damages in an amount equal to any overtime compensation awarded, reasonable attorney's fees, costs and expenses. The plaintiffs seek such further and general legal and/or suitable relief to which they may be entitled. The action also seeks to join similarly situated past and present employees in the lawsuit. The Company believes that it has substantial defenses to the claims, including that it has availed itself of a ``window of correction'' which, the Company believes, under applicable regulations of the FLSA and court decisions, preserves employees' exempt status and, thus, precludes any overtime liability. On October 22, 1997, the Court granted plaintiffs' request to send notices to determine whether similarly situated past and present employees of the Company wished to join the lawsuit. The Company intends to continue vigorously definding this action.

                    From time to time the Company is also a party to certain claims and legal proceedings in the ordinary course of business, none of which, in the opinion of the Company, would have a material adverse effect on the Company's financial position or results of operations.



          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    Not applicable.


                                       PART II


          ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
                    AND RELATED SHAREHOLDER MATTERS

                    The Company's Common Stock is listed on the New York Stock Exchange under the symbol ``SBA'', the range of high and low sales prices of which for the last two fiscal years is as follows:

                    1997                               1996

          Quarter Ended  High      Low       Quarter Ended  High      Low

          April 20    $28.63    $25.13       April 21    $27.00    $21.38
          July 13     $29.75    $26.25       July 14     $28.13    $24.13
          October 5   $29.44    $26.06       October 6   $26.00    $22.88
          December 28 $29.75    $26.00       December 29 $27.50    $24.25

                    As of March 16, 1998, there were approximately 529 holders of record of the Company's Common Stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

                    In 1997 and 1996, the Company declared quarterly dividends of $.27 per share and $.23 per share, respectively, aggregating $1.08 per share and $.92 per share for the respective years. On February 11, 1998, the Company announced that its Board of Directors had deferred consideration of the Company's quarterly cash dividend pending consideration of a proposed merger of the Company with a Company to be owned by the Sbaro Family (see ``Business - Recent Developments'' in Item 1 of this Report). The proposal was conditioned upon, among other things, the immediate suspension of dividends by the Company and obtaining financing therefor.

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

                                                     Years Ended
                                  Dec. 28, Dec. 29,Dec. 31,  Jan. 1,  Jan. 2,
          Income Statement Data:    1997     1996    1995      1995     1994
                           (In thousands, except share and per share data)
          Revenues:
       Restaurant sales           $337,723 $319,315 $310,132 $288,808 $259,213
       Franchise related income      7,360    6,375    5,942    5,234    4,758
       Interest income               4,352    3,798    3,081    1,949    1,579
                                   349,435  329,488  319,155  295,991  265,550
       Costs and expenses:
       Cost of food and paper
         products                   69,469   68,668   67,361   61,877   55,428
       Restaurant operating expenses:
       Payroll & other
         employee benefits          84,910   78,258   78,342   70,849   64,653
       Occupancy & other expenses   93,528   85,577   84,371   76,353   68,241
       Depreciation and amortization23,922   22,910   23,630   21,674   18,599
       General and administrative   17,762   14,940   16,089   13,319   12,913
       Provision for unit
         closings (Note A)           3,300        -   16,400        -        -
      Other income                (1,653)   (1,171)  (1,359) (1,351)   (1,244)
                                   291,238  269,182  284,834  242,721  218,590

       Income before income taxes and cumulative
       effect of change in method of accounting
       for income taxes             58,197   60,306   34,321   53,270   46,960
      Income taxes                  22,115   22,916   13,042   20,244   18,612
      Income before cumulative effect
       of accounting change         36,082   37,390   21,279   33,026   28,348
      Cumulative effect of change
       in method of accounting
         for income taxes                -        -        -        -    1,010
      Net income  (Note A)         $36,082  $37,390  $21,279  $33,026  $29,358

      Per share data:
       Basic earnings per share before
        cumulative effect of change
        in method of accounting
        for income taxes             $1.77    $1.84    $1.05    $1.63    $1.40
       Cumulative effect of change
        in method of accounting
        for income taxes                 -        -        -        -      .05
       Basic earnings per share
       (Notes A and B)               $1.77    $1.84    $1.05    $1.63    $1.45

      Basic number of shares
        used in the computation
       (Note B)        20,426,678 20,369,128  20,336,809 20,310,283 20,280,816

      Diluted earnings per share before
       cumulative effect of change
        in method of accounting
        for income taxes             $1.76    $1.83    $1.04    $1.62    $1.39

      Cumulative effect of change
        in method of accounting
        for income taxes                 -        -        -        -      .05

      Diluted earnings per share     $1.76    $1.83    $1.04    $1.62    $1.44

      Diluted number of shares used
       in the
        computation   20,504,303  20,404,620  20,396,704 20,355,275 20,339,945

      Dividends declared             $1.08    $0.92    $0.76    $0.64    $0.52
                                   Dec. 28, Dec. 29,Dec. 31,  Jan. 1,  Jan. 2,
      Balance Sheet Data:            1997    1996     1995     1995     1994
           (In thousands)

      Total assets                $278,649 $258,659 $242,730 $232,051 $207,733
      Working capital               88,006   73,619   57,645   43,271   45,218
      Shareholders' equity         220,439  205,200  185,666  179,580  159,037

          Number of Restaurants at End of Period:

      Company-owned and
       operated (Note A)               623      597      571      567      515
      Franchised                       239      219      200      162      134

      Total  (Note C)                  862      816      771      729      649


          Note A: In 1997, a provision of $3,300,000 before tax ($2,046,000 or $.10 basic and diluted earnings per share after tax) relating to the Company's investment in one of its joint ventures was established for the closing of certain joint venture units. Had the provision not been made, 1997 net income would have been $38,128,000 or $1.87 basic earnings per share and $1.86 diluted earnings per share. In 1995, a provision of $16,400,000 before tax ($10,168,000 or $0.50 basic and diluted per share after tax) was established for the closing of approximately 40 under-performing restaurants. Had the provision not been made, 1995 net income would have been $31,447,000 or $1.55 basic earnings per share and $1.54 diluted earnings per share.

          Note B: All share and per share data have been restated to give effect to Statement of Financial Accounting Standards (``SFAS'') No. 128 which became effective for the Company at the end of 1997 and have been adjusted to give effect to a 3-for-2 stock split in the form of a 50% stock dividend distributed on September 22, 1994 to shareholders of record on September 9, 1994.

          Note C: Excludes kiosks operated by franchisees and restaurants owned and operated by joint ventures to which the Company is a party (other than five mall locations of a joint venture which are included in the table as Company-owned and operated units).

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations

               1997 Compared to 1996

                    Restaurant sales from Company-owned units and consolidated joint venture units increased 5.8% to $337,723,000 in 1997 from $319,315,000 in 1996. The increase resulted from a higher number of units in operation in the current fiscal year and the effect of a full year of selective menu price increases of approximately .5% and 1%, which became effective in mid April 1996 and mid July 1996 offset, in part, by a decrease in comparable unit sales of .4%. Comparable unit sales decreased to $305,195,000 in 1997 from $306,313,000 in 1996. Comparable restaurant sales are made up of sales at locations that were open during the entire current year and entire prior fiscal year.

                    Franchise related income increased 15.5% to $7,360,000 in 1997 from $6,375,000 in 1996. This increase resulted from a higher number of units in operation in the current year than in 1996 and an increase in initial franchise and development fees due to the opening of more franchise units in 1997 than in 1996. During the year ended December 28, 1997, 23 units were closed by franchisees. These units did not produce material levels of sales and, consequently, did not generate material amounts of royalty income to the Company. In addition, four franchise units were purchased by the Company. Comparable sales at franchise locations did not change significantly in fiscal 1997 from fiscal 1996.
                    Interest income increased to $4,352,000 in 1997 from $3,798,000 in 1996. This increase was due to higher amounts of cash available for investment in 1997 than in 1996 at comparable interest rates.

                    Cost of food and paper products decreased as a percentage of restaurant sales to 20.6% in 1997 from 21.5% in 1996. This improvement resulted from lower food prices, primarily of cheese from the fourth quarter of fiscal 1996 into the fourth quarter of fiscal 1997, lower prices of various paper products and the effect of a full year of the selective menu price increases implemented in mid 1996. Cheese prices have risen since the middle of the fourth quarter of fiscal 1997 and currently remain at prices higher than those in the comparable prior year period.

                    Restaurant operating expenses - payroll and other employee benefits increased to 25.1% of restaurant sales in 1997 from 24.5% of restaurant sales in 1996. This percentage increase was attributable to the higher costs of providing benefits to employees and, to a lesser extent, the effects of the two increases in the Federal minimum wage which became effective in September 1997 and 1996, as well as the decrease in comparable unit sales in fiscal 1997. Restaurant operating expenses - occupancy and other expenses increased to 27.7% of restaurant sales in 1997 from 26.8% of restaurant sales in 1996. This percentage increase was primarily attributable to rent and rent related charges increasing at a faster rate than sales.

                    Depreciation and amortization expenses increased to $23,922,000 in 1997 from $22,910,000 in 1996. This increase was primarily the result of additional Company owned units in operation during 1997 over the number of units in operation during 1996.

                    General and administrative expenses were $17,762,000 in 1997 or 5.1% of revenues and $14,940,000 in 1996 or 4.5% of revenues. This increase was due to hiring additional personnel in anticipation of the Company's development plans, and increases in executive compensation and legal fees. General and administrative expenses in 1998 may be affected by costs associated with the proposal made by certain members of the Sbarro Family for the merger of the Company with a company to be owned by them, which would be expensed if the merger does not take place and by potential additional costs associated with pending litigation against the Company. (See Note 6 of Notes to Consolidated Financial Statements.)

                    In 1997, a provision of $3,300,000 before tax
          ($2,046,000 or $.10 after tax) relating to the Company's investment in one of its joint ventures was established for the closing of certain joint venture units.

                    The effective income tax rate was 38.0% for 1997 and 1996.

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

          Impact of Inflation

                    Food, labor, construction and equipment costs are the items most affected by inflation in the restaurant business. Although for the past several years inflation has not been a significant factor, there can be no assurance that this trend will continue. In addition, food and paper product costs may be temporarily or permanently affected by weather, economic and other factors beyond the Company's control that may reduce available supply and increase the price of food stuff and paper products.

          Seasonality

                    The Company's business is subject to seasonal fluctuations, the effects of weather and economic conditions. Earnings have been highest in its fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. The fourth fiscal quarter normally accounts for approximately 40% of net income for the year. In 1997, the fourth fiscal quarter accounted for 38% of net income for the year (prior to the provision in 1997 for the closing of certain joint venture units). The length of the holiday shopping period between Thanksgiving and Christmas and the number of weeks in the fourth quarter produce changes in the fourth quarter earnings relationship from year to year. (See also, ``Accounting
          Period''                 .)

          Accounting Period

                    The Company's fiscal year ends on the Sunday nearest to December 31, with fiscal quarters of sixteen weeks in the first quarter and twelve weeks in each succeeding quarter (except in a 53 week year, which has a thirteen week fourth quarter). The Company's 1997, 1996 and 1995 fiscal years each contained 52 weeks. Fiscal 1998 will contain 53 weeks.

          Potential Effect of AICPA Exposure Draft Statement of Position

                    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an Exposure Draft Statement of Position (SOP) which, if adopted in its current form, would require all companies which capitalize pre-opening and similar costs to write off all existing such costs, net of tax benefit, as a ``cumulative effect of accounting change'' and to expense all such costs as incurred in the future. The exposure draft, if enacted, would be effective beginning with the Company's 1999 fiscal year. The Company does not expect this proposal to materially affect future operating income except that the Company would be required to write off the accumulated costs ($1,219,000 at December 28, 1997) which would be reflected as a cumulative effect of accounting change ($756,000 after tax at December 28, 1997).

          Liquidity and Capital Resources

                    During 1997, operating activities contributed $61.0 million to cash flow resulting primarily from net income of $36.1 million, non-cash expenses of $23.9 million for depreciation and amortization, a $3.3 million provision for unit closings and an increase in accounts payable and accrued expenses ($3.5 million), which were somewhat offset by increases in deferred charges ($1.6 million) and other assets ($.8 million). During the year, the Company expended approximately $28.6 million for the acquisition of property and equipment related primarily, to opening 30 Company-owned restaurants, construction costs related to joint venture operations and the renovation of the Company's new headquarters building. In addition, $21.2 million was used to pay four quarterly cash dividends to the Company's shareholders.

                    At December 28, 1997, the Company had cash, cash equivalents and marketable securities of approximately $127.3 million (compared to $114.8 million at the end of fiscal 1996) and its working capital was approximately $88.0 million.

                    The Company anticipates that approximately 35 Company-owned and operated units will be opened during 1998 and that its capital expenditures (including approximately $5.0 million to complete the renovation and equipping of the Company's new headquarters building) will approximate $28.0 million in 1998. The Company does not anticipate making material expenditures for remodeling of Company-owned restaurants during 1998. From time to time, the Company has the opportunity to contract for and secure price protection for certain of its raw ingredients. Such situations may require the advance outlay of funds for inventories of these items.

                    In 1997, the Company declared quarterly dividends of $0.27 per share aggregating $1.08 per share (or $22,068,000) for the year. On February 11, 1998, the Company announced that its

          Board of Directors had deferred consideration of the Company's quarterly cash dividend pending consideration of a transaction that has been proposed by members of the Sbarro Family to merge the Company with a Company owned by them in which all of the shares of the Company not owned by such members of the Sbarro Family would be exchanged for cash. The proposal was conditioned upon, among other things, the immediate suspension of dividends by the Company and obtaining financing therefor (such financing could adversely affect the Company's liquidity after becoming privately owned).

                    The Company believes, based on current projections, that its liquid assets presently on hand, together with funds expected to be generated from operations, should be sufficient for its presently contemplated operations, the investment in property and equipment for the opening of additional restaurant locations, as well as the completion of the renovation and equipping of the Company's new headquarters building.

          Year 2000

                    In July, 1996, the Emerging Issues Task Force of the FASB reached a consensus on Issue 96-14, ``Accounting for the Costs Associated with Modifying Computer Software for the Year 2000,''which requires that costs associated with modifying computer software for the Year 2000 be expensed as incurred. The Company does not believe, based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will have a material effect on the Company's results of operations or financial position. In addition, the Company has addressed the Year 2000 issue with its principal suppliers and has been assured that they will be timely Year 2000 compliant.

          Forward Looking Statement

                    Certain statements contained in this Report are forward-looking statements which are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results and performance to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, general economic weather and business conditions; the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms; changes in consumer tastes; changes in population and traffic patterns; ability to continue to attract franchisees; the success of its present, and any future, joint ventures and other expansion opportunities; the availability of food (particularly cheese and tomatoes) and paper products at reasonable prices; no material increase occurring in the Federal minimum wage; and the Company's ability to attract competent restaurant and executive managerial personnel.



          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Annexed hereto starting on Page F-1.



          ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    None





                                      PART III

                    The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated herein by reference to such information which will be contained in the Company's definitive Proxy Statement to be used in connection with the Company's 1998 Annual Meeting.

                                       PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) (1) and (a) (2) and (d) Financial Statements and Financial Statement Schedule

               Financial Statements                                   Page

               Report of Independent Public Accountants               F-1

               Consolidated Balance Sheets at December 28, 1997 and
               December 29, 1996                                      F-2

               Consolidated Statements of Income for each of the years in the three-year period ended December 28, 1997 F-4

               Consolidated Statements of Shareholders' Equity for
               each of the years in the three-year period ended
               December 28, 1997                                      F-5

               Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 28, 1997 F-6

               Notes to Consolidated Financial Statements             F-8

               Financial Statement Schedule

               Report of Independent Public Accountants on Schedule   S-1

               II - Valuation and Qualifying Accounts                 S-2

               Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

          (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed by the Company during the fourth quarter of the Company's fiscal year ended December 28, 1997.

          (c)  Exhibits:

               * 3.01(a) Restated Certificate of Incorporation of the
                         Company as filed with the Department of State of the State of New York on March 29, 1985.
                         (Exhibit 3.01 to the Company's Registration
                         Statement on Form S-1, File No. 2-96807)

               * 3.01(b) Certificate of Amendment to the Company's Restated
                         Certificate of Incorporation as filed with the Department of State of the State of New York on April 3, 1989. (Exhibit 3.01(b) to the Company's Annual Report on Form 10-K for the year ended January 1, 1989, File No. 1-8881)

               * 3.01(c) Certificate of Amendment to the Company's Restated
                         Certificate of Incorporation as filed with the Department of State of the State of New York on May 31, 1989. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 23, 1989, File No. 1-8881)

               * 3.01(d) Certificate of Amendment to the Company's Restated
                         Certificate of Incorporation as filed with the Department of State of the State of New York on June 1, 1990. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 22, 1990, File No. 1-8881)

               * 3.02 By-Laws of the Company, as amended. (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 21, 1996, File No. 1-8881)

               *10.01 Commack, New York Corporate Headquarters Sublease. (Exhibit 10.04 to the Company's Registration Statement on Form S-1, File No. 2-96807)

            +  *10.02(a) 1985 Incentive Stock Option Plan, as amended.
                         (Exhibit 10.1 to Company's Quarterly Report on Form 10-Q for the quarter ended October 6, 1996, File No. 33-4380)

            +  *10.02(b) 1991 Stock Incentive Plan, as amended.  (Exhibit
                         10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 20, 1997, File No. 1-8881)

            +  *10.02(c) Form of Stock Option Agreement dated May 30, 1990 between the Company and each of Anthony Sbarro, Joseph Sbarro and Mario Sbarro, together with a schedule, pursuant to Instruction 2 to Item 601 of Regulation S-K, identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10.02(c) to the Company's Annual Report on Form 10-K for the year ended December 30, 1990, File No. 1-8881)

            +  *10.02(d) 1993 Non-Employee Director Stock Option Plan, as
                         amended.  (Exhibit 10.2 (d) to the Company's
                         Quarterly Report on Form 10-Q for the quarter ended April 20, 1997, File No. 1-8881)

            +  *10.02(e) The Company's Performance Incentive Plan.
                         (Exhibit A to the Company's Proxy Statement dated April 29, 1997, File No. 1-8881)

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

                                     SIGNATURES



                    Pursuant to the requirements of Section 13 or 15(d) of

          the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

          thereunto duly authorized on March 27, 1998.



                                   SBARRO, INC.



                                   By:  /s/MARIO SBARRO
                                        Mario Sbarro, Chairman of the Board

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



               Signature                Title               Date




          /s/MARIO SBARRO          Chairman of the Board    March 27, 1998
          Mario Sbarro             (Principal Executive Officer)
                                        and Director




          /s/ROBERT S. KOEBELE     Vice President-Finance   March 27, 1998
          Robert S. Koebele        (Chief Financial and
                                   Accounting Officer)



          /s/JOSEPH SBARRO              Director            March 27, 1998
          Joseph Sbarro



          /s/ANTHONY SBARRO             Director            March 27, 1998
          Anthony Sbarro



          /s/HAROLD KESTENBAUM          Director            March 27, 1998
          Harold Kestenbaum



          /s/RICHARD A. MANDELL         Director            March 27, 1998
          Richard A. Mandell



          /s/CARMELA SBARRO             Director            March 27, 1998
          Carmela Sbarro

               Signature                Title               Date





          /s/PAUL A. VATTER             Director            March 27, 1998
          Paul A. Vatter



          /s/TERRY VINCE           Director            March 27, 1998
          Terry Vince



          /s/BERNARD ZIMMERMAN          Director            March 27, 1998
          Bernard Zimmerman

                                 ARTHUR ANDERSEN LLP



                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


          To the Board of Directors and Shareholders of Sbarro, Inc.:

          We have audited the accompanying consolidated balance sheets of Sbarro, Inc. (a New York corporation) and subsidiaries as of December 28, 1997 and December 29, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sbarro, Inc. and subsidiaries as of December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.

                                        /s/  Arthur Andersen LLP



          New York, New York
          February 11, 1998

                            SBARRO, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS


                                                     (In thousands)
                                           December 28,      December 29,
                                             1997              1996

          Current assets:
            Cash and cash equivalents        $119,810         $104,818

            Marketable securities               7,500            2,500

            Receivables:
             Franchisees                          810              743
             Other                              1,565            1,122

                                                2,375            1,865

            Inventories                         2,962            2,841

            Prepaid expenses                    1,768            1,409

             Total current assets             134,415          113,433

          Marketable securities                     -            7,500

          Property and equipment, net
            (Notes 3 and 9)                   136,798          130,993

          Other assets:
            Deferred charges, net of
             accumulated amortization
             of $1,269,000 at December 28,
             1997 and $1,436,000 at
             December 29, 1996                  1,596            1,633
            Other, net                          5,840            5,100

                                                7,436            6,733

                                             $278,649         $258,659








                                     (continued)

                                         F-2
                            SBARRO, INC. AND SUBSIDIARIES






                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         (In thousands)
                                           December 28,      December 29,
                                              1997              1996
          Current liabilities:
            Accounts payable                  $10,086           $7,173
            Accrued expenses  (Note 4)         26,025           22,663
            Dividend payable                    5,521            4,691
            Income taxes  (Note 5)              4,777            5,287

             Total current liabilities         46,409           39,814



          Deferred income taxes  (Note 5)      11,801           13,645


          Commitments and contingencies (Note 6)



          Shareholders' equity  (Note 8):
            Preferred stock, $1 par value;
             authorized 1,000,000 shares;
              none issued
            Common stock, $.01 par value;
             authorized 40,000,000 shares;
             issued and outstanding
             20,446,654 shares at
             December 28, 1997 and
             20,392,909 shares at
             December 29, 1996                    204              204
            Additional paid-in capital         32,444           31,219
            Retained earnings                 187,791          173,777
                                              220,439          205,200

                                              $278,649        $258,659





                   See notes to consolidated financial statements

                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                   (In thousands, except share data)

                                        For the Years Ended

                                   December 28, December 29,  December 31,
                                       1997         1996         1995
          Revenues:
           Restaurant sales           $337,723      $319,315     $310,132
           Franchise related income      7,360         6,375        5,942
           Interest income               4,352         3,798        3,081
             Total revenues            349,435       329,488      319,155

          Costs and expenses:
           Cost of food and paper
             products                   69,469        68,668       67,361
           Restaurant operating expenses:
             Payroll and other employee
             benefits                   84,910        78,258       78,342
             Occupancy and other
             expenses                   93,528        85,577       84,371
           Depreciation and
             amortization               23,922        22,910       23,630
           General and administrative   17,762        14,940       16,089
           Provision for unit
             closings  (Note 9)          3,300                     16,400
           Other income                (1,653)        (1,171)     (1,359)
             Total costs and expenses  291,238       269,182      284,834

          Income before income taxes    58,197        60,306       34,321
          Income taxes  (Note 5)        22,115        22,916       13,042

          Net income                   $36,082       $37,390      $21,279

          Per share information:
           Net income per share:

           Basic                         $1.77         $1.84        $1.05

           Diluted                       $1.76         $1.83        $1.04

          Shares used in computing
           net income per share:

           Basic                    20,426,678    20,369,128   20,336,809

           Diluted                  20,504,303    20,404,620   20,396,704

          Dividends declared (Note 10)   $1.08         $0.92        $0.76




                   See notes to consolidated financial statements

                            SBARRO, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                              (In thousands, except share data)
                              Common stock

                                              Additional
                         Number of             paid-in    Retained
                          shares       Amount  capital    earnings  Total

          Balance at
           January 1,
            1995          20,328,981    $203   $30,066   $149,311  $179,580

          Exercise of
           stock options      16,502               264                  264

          Net income                                       21,279    21,279

          Dividends declared                              (15,457) (15,457)

          Balance at
           December 31,
            1995          20,345,483     203     30,330   155,133   185,666

          Exercise of
           stock options      47,426       1        889                 890

          Net income                                       37,390    37,390

          Dividends declared                             (18,746)  (18,746)

          Balance at
           December 29,
            1996            20,392,909   204     31,219   173,777   205,200

          Exercise of
           stock options      53,745             1,225                1,225

          Net income                                       36,082    36,082

          Dividends declared                             (22,068)  (22,068)

          Balance at
           December 28,
            1997            20,446,654  $204    $32,444  $187,791  $220,439




                   See notes to consolidated financial statements

                                         F-5
                            SBARRO, INC. AND SUBSIDIARIES






                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                        (In thousands)

                                        For the Years Ended

                                    December 28,  December 29,December 31,
                                         1997         1996       1995
          Operating activities:

          Net income                     $36,082      $37,390     $21,279
          Adjustments to reconcile
           net income to net cash
            provided by operating
             activities:
            Depreciation and
             amortization                 23,922       22,910      23,630
            Decrease in deferred
             income taxes                (1,844)        (442)      (5,183)
            Provision for unit closings    3,300                   16,400

          Changes in operating assets
           and liabilities:
           (Increase) decrease in
             receivables                   (510)          739          58
           (Increase) decrease in
             inventories                   (121)         (78)          29
           (Increase) decrease in
             prepaid expenses              (359)          268        (292)
           Increase in deferred charges  (1,624)      (1,298)      (1,400)
           Increase in other assets        (844)      (1,750)      (2,425)
           Increase (decrease) in
            accounts payable and
             accrued expenses              3,534      (4,309)       2,638
           Increase (decrease) in
             income taxes payable          (510)          579        (154)

          Net cash provided by
           operating activities           61,026       54,009      54,580









                                     (continued)


                                         F-6
                            SBARRO, INC. AND SUBSIDIARIES





                 CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)

                                          (In thousands)

                                        For the Years Ended

                                     December 28, December 29,December 31,
                                         1997        1996        1995
          Investing activities:

          Proceeds from maturities
           of marketable securities        2,500                   28,618
          Purchases of property
           and equipment                (28,556)     (25,928)     (17,513)
          Proceeds from disposition
           of property and equipment          34          266          34

          Net cash (used in) provided
           by investing activities      (26,022)     (25,662)      11,139

          Financing activities:

          Proceeds from exercise of
           stock options                   1,225          890         264
          Cash dividends paid           (21,237)     (17,920)     (14,844)

          Net cash used in
           financing activities         (20,012)     (17,030)     (14,580)

          Increase in cash and cash
           equivalents                    14,992       11,317      51,139
          Cash and cash equivalents at
           beginning of year             104,818       93,501      42,362

          Cash and cash equivalents at
           end of year                  $119,810     $104,818     $93,501













                   See notes to consolidated financial statements


                                         F-7
                            SBARRO, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






          1.   Summary of significant accounting policies:

               Basis of financial statement presentation:

               The consolidated financial statements include the accounts of Sbarro, Inc. and its wholly-owned subsidiaries (together, the "Company") and the accounts of its joint ventures. All intercompany accounts and transactions have been eliminated.

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

               Property and equipment and depreciation:

               Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided for by the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. One-half year of depreciation and amortization is recorded in the year in which the restaurant commences operations.




                                         F-8
                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





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

               The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an Exposure Draft Statement of Position (SOP) which, if adopted in its current form, would require all companies which capitalize pre-opening and similar costs to write off all existing such costs, net of tax benefit, as a ``cumulative effect of accounting change'' and to expense all such costs as incurred in the future. The exposure draft, if enacted, would be effective beginning with the Company's 1999 fiscal year. The Company does not expect this proposal to materially affect future operating income except that the Company would be required to write off the accumulated costs ($1,219,000 at December 28, 1997) which would be reflected as a cumulative effect of accounting change ($756,000 after tax at December 28, 1997).

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






                                         F-9
                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          1.   Summary of significant accounting policies  (continued):






               Stock based compensation plans:

               In accordance with Accounting Principles Board Opinion (``APB'') No. 25, ``Accounting for Stock Issued to Employees,'' and related interpretations, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. (See Note 8).

               Income taxes:

               The Company files a consolidated Federal income tax return. Deferred income taxes result primarily from differences between financial and tax reporting of depreciation and amortization.

               Accounting period:

               The Company's fiscal year ends on the Sunday nearest to December 31, with fiscal quarters of sixteen weeks in the first quarter and twelve weeks in each succeeding quarter (except in a 53 week year, which has a thirteen week fourth quarter). The Company's 1997, 1996 and 1995 fiscal years each contained 52 weeks. The Company's 1998 fiscal year will contain 53 weeks, with 13 weeks in the fourth quarter.

               Per share data:

               The provisions of Statement of Financial Accounting Standards (`` SFAS'') No. 128, ``Earnings Per Share'' became effective as to the Company for the quarter and year ended December 28, 1997. SFAS No. 128 requires the presentation of both basic and diluted earnings per share on the face of the income statement. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Earnings per share is calculated using the weighted average number of shares of common stock outstanding for the period, with basic earnings per share excluding, and diluted earnings per share including, potentially dilutive securities, such as stock options that could result in the issuance of common stock. The number of shares of common stock subject to stock options included in diluted earnings per share were 77,625 in 1997, 35,492 in 1996 and 59,895 in 1995. As required by SFAS 128, all prior period amounts have been restated to conform to the new presentation.

                                        F-10
                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          1.   Summary of significant accounting policies (continued):





               Long-Lived Assets:

               SFAS No. 121, `` Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,'' requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The adoption of SFAS No. 121 in fiscal 1997 did not have a material effect on the Company's results of operations or financial position.

               Supplemental disclosures of cash flow information:

                                              (In thousands)

                                            For the Years Ended

                                 December 28,   December 29,December 31,
                                    1997          1996        1995
               Cash paid for:

                  Income taxes     $24,297       $23,143     $18,880

          2.   Description of business:

               The Company and franchisees develop and operate family oriented cafeteria style Italian restaurants principally under the `` Sbarro'' and ``Sbarro The Italian Eatery'' names. The restaurants are located throughout the United States and overseas, principally in shopping malls and other high traffic locations.

               The following sets forth the number of units in operation as of:
                                     December 28, December 29,December 31,
                                         1997        1996         1995

                    Company-owned        623         597          571
                    Franchised           239         219          200

                                         862         816          771





                                        F-11
                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

          3.   Property and equipment:
                                                  (In thousands)
                                          December 28,      December 29,





                                             1997                1996

               Leasehold improvements     $168,581         $154,507
               Furniture, fixtures and
                equipment                   97,688           91,644
               Construction-in-progress  *  20,096           14,139
                                           286,365          260,290
               Less accumulated
                 depreciation and
                  amortization             149,567          129,297

                                          $136,798         $130,993

               (*)  Includes $15,651 in 1997 and $10,609 in 1996 related to the acquisition and improvement of the Company's new corporate headquarters.

          4.   Accrued expenses:
                                                  (In thousands)
                                           December 28,     December 29,
                                             1997              1996

               Compensation                 $5,051           $4,392
               Payroll and sales taxes       3,494            3,672
               Rent                          6,699            6,427
               Provision for unit
                 closings  (Note 9)          4,351            1,922
               Other                         6,430            6,250
                                           $26,025          $22,663

          5.   Income taxes:
                                                  (In thousands)
                                               For the Years Ended

                                     December 28, December 29,December 31,
                                        1997        1996        1995
               Federal:
                Current                $19,868     $19,216       $14,897
                Deferred               (1,557)        (322)       (4,158)
                                        18,311      18,894        10,739

               State and local:
                Current                  4,091       4,142         3,328
                Deferred                 (287)        (120)       (1,025)
                                         3,804       4,022         2,303
                                       $22,115     $22,916       $13,042

                                        F-12
                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

          5.   Income taxes:  (Continued)

               Deferred income taxes are comprised of the following:





                                               (In thousands)
                                        December 28,        December 29,
                                             1997              1996

               Depreciation and
                amortization               $15,782        $16,427
               Deferred charges                475            448
               Other                            60             55
               Gross deferred
                tax liabilities             16,317         16,930

               Accrued expenses            (2,431)        (1,620)
               Deferred income             (1,949)        (1,580)
               Other                         (136)           (85)
               Gross deferred tax assets   (4,516)        (3,285)
                                           $11,801        $13,645

               Actual tax expense differs from `` expected'' tax expense (computed by applying the Federal corporate rate of 35% for the years ended December 28, 1997, December 29, 1996 and December 31, 1995) as follows:

                                               (In thousands)
                                             For the Years Ended

                                   December 28, December 29,  December 31,
                                        1997       1996          1995
               Computed "expected"
                tax expense           $ 20,369     $21,108       $12,012
               Increase (reduction)
                in income taxes
                resulting from:
                 State and local
                  income taxes, net
                   of Federal income
                    tax benefit          2,429       2,614         1,497
                 Tax exempt interest
                  income                  (59)         (63)         (311)
                 Other, net              (624)        (743)         (156)
                                       $22,115     $22,916       $13,042






                                        F-13
                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

          5.   Income taxes:  (Continued)

               Deferred income taxes are provided for temporary differences between financial and tax reporting. These differences and





               the amount of the related deferred tax benefit are as follows:

                                             (In thousands)
                                             For the Years Ended

                                      December 28,December 29,December 31,
                                        1997         1996        1995

               Depreciation and
                amortization          $(1,824)     $(1,397)      $(2,781)
               Accrued expenses          (624)       1,791        (2,482)
               Other                      604         (836)           80
                                      $(1,844)       $(442)      $(5,183)


          6.   Commitments and contingencies:

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

               Rental expense under operating leases, including common area charges, other expenses and additional amounts based on sales, are as follows:

                                                  (In thousands)
                                                  For the Years Ended

                                     December 28, December 29, December 31,
                                          1997         1996      1995

               Minimum rentals         $40,365     $36,383       $35,142
               Common area charges      12,541      11,303        10,846
               Contingent rentals        2,910       2,819         3,082
                                       $55,816     $50,505       $49,070



                                        F-14
                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

          6.   Commitments and contingencies  (continued):

               Commitments  (continued):

               Future minimum rental and other payments required under non-cancelable operating leases for Company-operated restaurants





               that were open on December 28, 1997 and the existing corporate office are as follows (in thousands):

                    Years ending:

                    January 3, 1999         $57,982
                    January 2, 2000          55,970
                    January 1, 2001          53,678
                    December 31, 2001        50,101
                    December 30, 2002        45,032
                    Later years             106,000
                                           $368,763

               The Company is the principal lessee under operating leases for certain franchised restaurants which are subleased to the individual franchisees. Franchisees pay rent and related expenses directly to the landlord. Future minimum rental payments required under these non-cancelable operating leases for franchised restaurants that were open as of December 28, 1997 are as follows (in thousands):

                         Years ending:

                         January 3, 1999         $1,884
                         January 2, 2000          1,717
                         January 1, 2001          1,382
                         December 31, 2001        1,123
                         December 30, 2002          779
                         Later years              1,167
                                                 $8,052

               As of February 11, 1998, future minimum rental payments required under non-cancelable operating leases for restaurants which had not as yet opened as of December 28, 1997 are as follows (in thousands):

                         Years ending:

                         January 3, 1999           $857
                         January 2, 2000          1,091
                         January 1, 2001          1,098
                         December 31, 2001        1,137
                         December 30, 2002        1,158
                         Later years              6,195
                                                $11,536
                                        F-15
                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

          6.   Commitments and contingencies  (continued):

               Commitments  (continued):

               The Company is a party to contracts aggregating $1,734,000 with respect to the construction of restaurants and





               approximately $1 million with respect to the Company's new corporate headquarters building to be opened in 1998. Payments of approximately $246,000 have been made on those contracts as of December 28, 1997.

               One of the joint ventures in which the Company is a partner has entered into a contract to purchase the land on which a restaurant is located, at the end of its five year lease on such property in 2002, for $950,000.

               Contingencies:

               The Company has received a proposal from Mario Sbarro, Joseph Sbarro, Anthony Sbarro and the Trust of Carmela Sbarro (the ``Sbarro Family'') for the merger of the Company with a company to be owned by the Sbarro Family pursuant to which shareholders of the Company, other than the Sbarro Family, would receive $28.50 per share in cash, or an aggregate of approximately $380 million for the approximately 13.4 million shares (approximately 65% of the outstanding shares) of the Company's Common Stock not owned by the Sbarro Family. The proposal is subject, among other things, to (i) entering into a definitive merger agreement,
               (ii) approval of the transaction by the special committee of the Board, the full Board of Directors and the Company's shareholders, (iii) receipt of satisfactory financing for the transaction, (iv) the immediate suspension of dividends by the Company and (v) receipt of a fairness opinion from the financial advisor to the special committee of the Board stating that the proposed transaction is fair, from a financial point of view, to the public shareholders.

               Following the Company's announcement of a proposal for the merger of the Company with a company to be owned by the Sbarro Family, seven lawsuits were instituted against the Company, certain directors and/or members of the








                                        F-16
                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

          6.   Commitments and contingencies  (continued):

               Contingencies  (continued):

               Sbarro Family. While each of the complaints varies, in general, they allege a breach of fiduciary duties by the directors and members of the Sbarro Family, that the





               proposed price per share to be paid is inadequate and that the proposal serves no legitimate business purpose of the Company. Although varying, the complaints seek, generally, a declaration of class action status, damages in unspecified amounts alleged to be caused to the plaintiffs, and other relief (including injunctive relief, rescission if the transaction is consummated, including rescissory damages), costs and disbursements, including a reasonable allowance for counsel fees and expenses. The actions, which are presently pending in the Supreme Court in New York and Suffolk County, New York, are in the process of being consolidated into one action. The defendants intend to vigorously defend these actions.

               On June 18, 1997, an action entitled Kenneth Hoffman and Gloria Curtis, on behalf of themselves and all others similarly situated v. Sbarro, Inc., was filed in the United States District Court for the Southern District of New York. The plaintiffs, former restaurant level management employees, allege that the Company required general managers and co-managers to reimburse the Company for cash and certain other shortages sustained by the Company and thereby lost their status as managerial employees exempt from the overtime compensation provisions of the Fair Labor Standards Act (the ``FLSA''). The plaintiffs seek unpaid overtime compensation, as well as liquidated damages in an amount equal to any overtime compensation awarded, reasonable attorney's fees, costs and expenses. The plaintiffs seek such further and general legal and/or suitable relief to which they may be entitled. The action also seeks to join similarly situated past and present employees in the lawsuit. The Company believes that it has substantial defenses to the claims, including that it has availed itself of a `` window of correction'' which, the Company believes, under applicable regulations of the FLSA and court decisions, preserves employees' exempt status and, thus, precludes any overtime liability. On October 22, 1997, the Court granted plaintiffs' request to send notices to determine whether similarly situated past and present employees of the Company wished to join the lawsuit. The Company intends to continue vigorously definding this action.

                                        F-17
                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

          7.   Transactions with related parties:

               In May 1986, the Company entered into a fifteen year sublease with a partnership owned by certain shareholders of the Company for its present corporate headquarters office building. In each of 1996 and 1995, the Company incurred rent expense for such building of $298,000. For 1997 and for each of the remaining years of the lease the rent





               expense is $337,000 per year. Management believes that such rents are comparable to the rents that would be charged by an unaffiliated third party.

               A member of the Board of Directors acts as a consultant to the Company for which he received $116,400 in 1997, $106,100 in 1996 and $96,000 in 1995.

          8.   Stock options:

               The Company's Board of Directors has adopted and shareholders have approved the 1991 Stock Incentive Plan (the `` 1991 Plan''), which replaced the Company's 1985 Incentive Stock Option Plan, and a 1993 Non-Employee Director Stock Option Plan (the ``1993 Plan'').

               Under the 1991 Plan, the Company may grant, until February 2001, incentive stock options and non-qualified stock options, alone or in tandem with stock appreciation rights (``SARS''), to employees and consultants of the Company and its subsidiaries. Options and SARs may not be granted at exercise prices of less than 100% of the fair market value of the Company's common stock on the date of grant. The Board of Directors and the Board's Committee administering the 1991 Plan are empowered to determine, within the limits of the 1991 Plan, the number of shares subject to each option and SAR, the exercise price, and the time period (which may not exceed ten years) and terms under which each may be exercised.

               The 1993 Plan provides for the automatic grant to each non-employee director of an option to purchase 3,750 shares of common stock following each annual shareholders' meeting. Each option has a ten year term and is exercisable in full commencing one year after grant at 100% of the fair market value of the Company's common stock on the date of grant. In 1997, 1996 and 1995, each of the five (six in 1995) non-employee directors were granted options to purchase 3,750 shares at $28.88, $26.88, and $21.50 per share, respectively. In 1997, 11,250 options of one former director were exercised at $23.05, $23.71 and $21.50, respectively.
                                        F-18
                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

          8.   Stock options:  (Continued)

               A summary of the status of the Company's option plans is presented in the table below:

                                     1997           1996          1995
                                    Weighted-      Weighted-      Weighted-
                                      Average        Average        Average
                                     Exercise       Exercise       Exercise





                               Shares Price   Shares Price   Shares Price
               Options
                outstanding,
                beginning of
                period        934,836 $25.57 717,712 $24.97 765,958 $24.75
               Granted        777,750 $25.96 378,750 $25.55  37,500 $22.53
               Exercised      (53,745)$22.78 (47,426)$18.24 (16,502)$15.97
               Canceled
                or expired    (20,502)$24.66(114,200)$24.84 (69,244)$21.44
               Options
                outstanding,
                end of
                period      1,638,339 $25.85 934,836 $25.57 717,712 $24.97
               Options
                exercisable,
                end of
                period        573,880 $26.05 534,214 $25.89 463,962 $25.89

               Of the options outstanding at December 28, 1997, options to purchase 106,839 shares had exercise prices ranging between $15.17 and $22.75, with a weighted average exercise price of $21.34 and a weighted average remaining contractual life of
               6.23 years, of which 77,463 were exercisable, with a weighted average exercise price of $21.28. The remaining options to purchase 1,531,500 shares had exercise prices between $23.05 and $28.88, with a weighted average exercise price of $26.17 and a weighted average remaining contractual life of 7.21 years, of which 496,417 are exercisable, with a weighted average exercise price of $26.79. At December 28, 1997, there were an aggregate of 2,061,452 shares available for option grants under the 1991 and 1993 Plans.










                                        F-19
                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

          8.   Stock options:  (Continued)

               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                        1997         1996         1995
               Expected life (years)    1.5            4            4
               Interest rate           5.82%        6.53%        6.51%
               Volatility                21%          28%          28%





               Dividend yield          4.00%        3.50%        3.50%
               Weighted average
                fair value
                of options granted     $2.79        $5.75          $5.30

               The Company has adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, `` Accounting for Stock-Based Compensation''. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts below:

                                  (In thousands, except per share data)
               Net Income:                 1997         1996        1995
               As Reported               36,082       37,390      21,279
               Pro Forma                 35,089       37,160      21,258

               Per share information:
               Net income per share
                (as reported):
               Basic                      $1.77        $1.84       $1.05
               Diluted                    $1.76        $1.83       $1.04

               Net income per share (pro forma):
               Basic                      $1.72        $1.82       $1.05
               Diluted                    $1.71        $1.82       $1.04


               The foregoing table includes options granted in 1997 under the 1991 Plan to the Company's Chairman of the Board and President to purchase 100,000 and 150,000 shares at $25.13 and $28.88 per share, respectively, and to the Company's Vice Chairman of the Board and Senior Executive Vice President to purchase 100,000 and 100,000 shares, respectively, at $25.13 per share; options granted in 1996 to the Company's Chairman of the Board and President and Senior Executive Vice President to purchase 100,000 and

                                        F-20
                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

          8.   Stock options:  (Continued)

               50,000 shares, respectively, at $24.75 per share; options granted in 1993 under the 1991 Plan to the Company's
               Chairman of the Board and President, Vice Chairman of the Board and Senior Executive Vice President and one non-employee director to purchase 120,000, 90,000, 75,000 and 37,500 shares, respectively, at $27.09 per share. Each such option was granted at an exercise price equal to the fair market value of the Company's common stock on the date of





               grant and is exercisable for 10 years from the date of grant. Such options remain unexercised.

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

          9.   Provision for unit closings:

               A provision for restaurant closings in the amount of $3,300,000 ($2,046,000 or $.10 basic and diluted earnings per share after tax) relating to the Company's investment in one of its joint ventures was established in 1997 for the closing of certain of the joint venture's units.

               A provision for restaurant closings in the amount of $16,400,000 ($10,168,000 or $0.50 basic and diluted earnings per share after tax) was established in 1995 for the closing of approximately 40 under-performing restaurants.

          10.  Dividends:

               In 1997 and 1996, the Company declared quarterly dividends of $0.27 per share and $0.23 per share, respectively, aggregating $1.08 per share and $0.92 per share for the respective years. On February 11, 1998, the Company announced that its Board of Directors had deferred consideration of the Company's quarterly cash dividend pending consideration of a transaction that has been proposed by the Sbarro Family which would result in the acquisition at $28.50 per share in cash of all of the shares of the Company not owned by the Sbarro Family. The proposal is conditioned upon, among other things, the immediate suspension of dividends by the Company. (See Note 6)

                                           F-21
                            SBARRO, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

          11.  Quarterly financial information (unaudited):

                              (In thousands, except share data)

                                  First     Second     Third    Fourth
                                Quarter    Quarter   Quarter   Quarter
          Fiscal year 1997
          Revenues               $95,364   $75,301   $82,678   $96,092
          Gross profit (a)        73,324    57,976    63,314    73,640
          Net income (b)           7,885     6,733     9,206    12,258





          Per share information:
          Net income per share:
            Basic                   $.39      $.33      $.45      $.60
            Diluted                 $.39      $.33      $.45      $.60

          Shares used in computation
           of net income per share:
            Basic          20,401,538 20,428,711  20,440,596 20,444,678
            Diluted        20,454,534 20,599,676  20,526,757 20,529,233

          Fiscal year 1996
          Revenues               $88,057   $71,128   $78,421   $91,882
          Gross profit (a)        66,722    53,560    59,284    71,081
          Net income               6,975     6,642     9,188    14,585

          Per share information:
          Net income per share:
            Basic                   $.34      $.33      $.45      $.72
            Diluted                 $.34      $.33      $.45      $.71

          Shares used in computation
           of net income per share:
            Basic          20,348,179 20,363,607  20,379,932 20,391,774
            Diluted        20,383,628 20,406,051  20,404,755 20,431,626

          (a) Gross profit represents the difference between restaurant sales and the cost of food and paper products.
          (b)  See Note 9.

                                 ARTHUR ANDERSEN LLP




                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




         To the Board of Directors and Shareholders of Sbarro, Inc.:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Sbarro, Inc. and subsidiaries, included in this filing and have issued our report thereon dated February 11, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       /s/  Arthur Andersen LLP




         New York, New York
         February 11, 1998

                                                                SCHEDULE II
                            SBARRO, INC. AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS
                                   (In thousands)

                              FOR THE THREE YEARS ENDED

         COLUMN A          COLUMN B         COLUMN C     COLUMN D  COLUMN E
                                           ADDITIONS
                           Balance   Charged  Charged to
                              at        to      Other Deductions Balance at
                          Beginning Costs and Accounts  Describe    End of
         Description      of Period  Expenses Describe      (1)     Period

         December 28, 1997
         Accumulated
          amortization of
          of deferred
          charges           $1,436    $1,495            $(1,662)    $1,269

         Accumulated
          amortization
          of Canadian
          development
          rights (2)           424        57                           481

         Accumulated
          amortization
          of purchased
          leasehold
          rights (2)           943       213             (1,060)        96
                            $2,803    $1,765            $(2,722)    $1,846

         December 29, 1996:
         Accumulated
          amortization
          of deferred
          charges           $1,573    $1,432            $(1,569)    $1,436

         Accumulated
          amortization
          of Canadian
          development
          rights (2)           368        56                           424

         Accumulated
          amortization
          of purchased
          leasehold
          rights (2)           764       179                           943
                            $2,705    $1,667            $(1,569)    $2,803









                                         S-2
                            SBARRO, INC. AND SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS
                                   (In thousands)

                       FOR THE THREE YEARS ENDED  (Continued)


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

         (1)    Write-off of fully amortized deferred charges
         (2)    Included in other assets

                                   EXHIBIT INDEX

           Exhibit Number         Description

           * 3.01(a) Restated Certificate of Incorporation of the Company
                        as filed with the Department of State of the State
                        of New York on March 29, 1985.   (Exhibit 3.01 to
                        the Company's Registration Statement on Form S-1, File No. 2-96807)

              * 3.01(b) Certificate of Amendment to the Company's Restated
                        Certificate of Incorporation as filed with the Department of State of the State of New York on April 3, 1989. (Exhibit 3.01(b) to the Company's Annual Report on Form 10-K for the year ended January 1, 1989, File No. 1-8881)

              * 3.01(c) Certificate of Amendment to the Company's Restated
                        Certificate of Incorporation as filed with the Department of State of the State of New York on May 31, 1989. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 23, 1989, File No. 1-8881)

              * 3.01(d) Certificate of Amendment to the Company's Restated
                        Certificate of Incorporation as filed with the Department of State of the State of New York on June 1, 1990. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 22, 1990, File No. 1-8881)

              * 3.02 By-Laws of the Company, as amended. (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 21, 1996, File No. 1-8881)

              *10.01 Commack, New York Corporate Headquarters Sublease. (Exhibit 10.04 to the Company's Registration Statement on Form S-1, File No. 2-96807)

           +  *10.02(a) 1985 Incentive Stock Option Plan, as amended.
                        (Exhibit 10.1 to Company's Quarterly Report on Form 10-Q for the quarter ended October 6, 1996, File No. 33-4380)

           +  *10.02(b) 1991 Stock Incentive Plan, as amended.  (Exhibit
                        10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 20, 1997, File No. 1-
                        8881)












         __________________________         Exhibit Index (continued):


        Exhibit Number          Description

           +  *10.02(c) Form of Stock Option Agreement dated May 30, 1990 between the Company and each of Anthony Sbarro, Joseph Sbarro and Mario Sbarro, together with a schedule, pursuant to Instruction 2 to Item 601 of Regulation S-K, identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10.02(c) to the Company's Annual Report on Form 10-K for the year ended December 30, 1990, File No. 1-8881)

           +  *10.02(d) 1993 Non-Employee Director Stock Option Plan, as
                        amended.  (Exhibit 10.2 (d) to the Company's
                        Quarterly Report on Form 10-K for the year ended April 20, 1997, File No. 1-8881)

           +  *10.02(e) The Company's Performance Incentive Plan.  (Exhibit
                        A to the Company's Proxy Statement dated April 29, 1997, File No. 1-8881.)

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

                21.01   List of subsidiaries.

                23.01   Consent of Arthur Andersen LLP.

                27.01   Financial Data Schedule.
         _____________________________
          * Incorporated by reference to the document indicated.
          + Management contract or compensatory plan.