Form 10-K/A
period 1997-12-28
SBARRO INC
filed 1998-04-27
CIK 766004

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 28, 1997

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _____________

                           Commission file no. 1-8881

                                  SBARRO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                              11-2501939
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  763 Larkfield Road, Commack, New York                           11725
  -------------------------------------                           -----
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (516) 864-0200

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each Exchange on
        Title of each class                                  which Registered
        -------------------                                  ----------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                  NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 20, 1998 was approximately $390,832,000.

            The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 20,517,311 shares of Common Stock as of the close of business on March 20, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The directors and executive officers of the Company and their ages at April 15, 1998, are:

Name                     Age        Position
----                     ---        --------

Mario Sbarro              56        Chairman of the Board, President, Chief
                                    Executive Officer and Director
Anthony Sbarro            51        Vice Chairman of the Board, Treasurer  and
                                    Director
Joseph Sbarro             57        Senior Executive Vice President, Secretary
                                    and Director
Carmela Sbarro            76        Vice President and Director
John Bernabeo             41        Vice President - Architecture and
                                    Engineering
George W. Herz II         42        Vice President and General Counsel
Robert S. Koebele         54        Vice President - Finance and Chief Financial
                                    Officer
Carmela N. Merendino      33        Vice President - Administration
Anthony J. Missano        39        Corporate Vice President - Operations
Genarro A. Sbarro         31        Corporate Vice President - Franchising
Genarro J. Sbarro         35        Corporate Vice President - Operations
Leonard G. Skrosky        66        Senior Vice President - Real Estate and
                                    Lease Administration
Harold L. Kestenbaum      48        Director
Richard A. Mandell        55        Director
Paul A. Vatter            73        Director
Terry Vince               69        Director
Bernard Zimmerman         65        Director

           MARIO SBARRO has been an officer, a director and a principal shareholder of the Company since its organization in 1977, serving as Chairman of the Board of Directors and Chief Executive Officer for more than the past five years. Mr. Sbarro re-assumed the position of President of the Company in May 1996 (a position he held for more than five years prior to December 1993).

           ANTHONY SBARRO has been an officer, a director and a principal shareholder of the Company since its organization in 1977, serving as Vice Chairman of the Board of Directors since May 1996 and as President and Chief Operating Officer from December 1993 through May 1996. For more than five years prior to December 1993, Mr. Sbarro was an Executive Vice President of the Company. He has also served as Treasurer of the Company for more than the past five years.

           JOSEPH SBARRO has been an officer, a director and a principal shareholder of the Company since its organization in 1977, serving as Senior Executive Vice President since December 1993. For more than five years prior thereto, Mr. Sbarro was an Executive Vice President of the Company. He has also served as Secretary of the Company for more than the past five years.

           CARMELA SBARRO has been Vice President of the Company since March 1985. Mrs. Sbarro was a founder of the Company, together with her late husband, Gennaro Sbarro. Mrs. Sbarro devotes a substantial portion of her time to recipe and product development. The Board elected Mrs. Sbarro as a director of the Company in January 1998. Mrs. Sbarro previously served as a director of the Company from March 1985 until December 1988, when she was elected Director Emeritus of the Company.

           JOHN BERNABEO joined the Company in August 1992 and served in various
capacities   prior  to  his  election  as  Vice  President  -  Architecture  and
Engineering in May 1997.

           GEORGE W. HERZ II joined the Company in November 1995 and was elected Vice President and General Counsel in February 1996. Prior to joining the Company, Mr. Herz served as General Counsel (from 1993) and Corporate Counsel (from 1982 until 1992) of Minuteman Press International, Inc. (a franchisor of printing centers).

           ROBERT S. KOEBELE has served as Vice President - Finance and Chief Financial Officer of the Company for more than the past five years. Mr. Koebele has been a certified public accountant in New York for more than the past twenty-five years.

           CARMELA N. MERENDINO was elected Vice President - Administration in October 1988. Ms. Merendino joined the Company in March 1985 and performed a variety of corporate administrative functions for the Company prior to her election as Vice President - Administration.

           ANTHONY J. MISSANO was elected Corporate Vice President - Operations in August 1996, prior to which he served as Vice President - Operations (West) from February 1995, and as a Zone Vice President from June 1992 until February 1995. Mr. Missano served as a consultant to the Company from June 1992 until he became a full time employee at the end of fiscal 1993. From November 1988 until he joined the Company as an employee, Mr. Missano served as President of Anaton Corp., a franchisee of the Company.

           GENNARO A. SBARRO was elected Corporate Vice President-Franchising in August 1996, prior to which he served as Vice President - Franchising since February 1995. For more than five years prior thereto, Mr. Sbarro served in various capacities for the Company.

           GENNARO J. SBARRO was elected Corporate Vice President - Operations in August 1996, prior to which he served as Vice President - Operations (East) since February 1995. For more than five years prior thereto, Mr. Sbarro served in various capacities for the Company.

           LEONARD G. SKROSKY served the Company as Senior Vice President - Real Estate and Lease Administration from February 1987 until December 1993. From January 1994 until June 1996, Mr. Skrosky was President of The Skrosky Company, a real estate firm dealing with site selection and lease negotiations for several restaurant and other companies. He rejoined the Company in June 1996 and was elected Senior Vice President - Real Estate in November 1996.

           HAROLD L. KESTENBAUM has been a practicing attorney in New York since 1976. He became a director of the Company in March 1985.

           RICHARD A. MANDELL, a private investor, was a Managing Director of BlueStone Capital Partners, L.P., an investment banking firm, from February until April 1998 and Vice President - Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, from January 1996 until February 1998. From 1982 until June 1995, Mr. Mandell served as a Managing Director of Prudential Securities Incorporated, an investment banking firm. He became a director of the Company in March 1986. Mr. Mandell is also a director of Trend-Lines, Inc. and U.S.A. Detergents, Inc.

           PAUL A. VATTER has been, since his retirement in 1995, Professor Emeritus, and from 1970 until his retirement was Lawrence E. Fouraker Professor of Business Administration, at Harvard University's Graduate School of Business Administration, where he served as a Professor since 1958. He became a director of the Company in March 1985.

           TERRY VINCE has been Chairman of the Board and President of Sovereign Hotels (a company that operates hotels) since October 1991 and Chairman of the Board of Fame Corp. (a food service management company) since January 1994. Mr. Vince served as Chairman Emeritus (from November 1990 until October 1991) and Chairman of the Board of Directors and President (from November 1988 until
November 1990) of daka International, Inc. (a food and restaurant service company), prior to which Mr. Vince served as Chairman of the Board of Directors and President of daka, Inc., the predecessor of daka International, Inc. (from 1973 until November 1988). He became a director of the Company in December 1988.

           BERNARD ZIMMERMAN has been President of Bernard Zimmerman and Co., Inc. since October 1972 and was Senior Vice President of The Zimmerman Group, Inc. from January 1991 to November 1996, financial and management consulting firms. Mr. Zimmerman also served as President and a director of Beacon Hill Mutual Fund, Inc. from December 1994 until October 1996. From September 1986 until September 1993, Mr. Zimmerman also served as Chairman and President of St. Lawrence Seaway Corp., an owner and manager of agricultural properties. Mr. Zimmerman has been a certified public accountant in New York for more than the past thirty-five years. He became a director of the Company in March 1985.

           The Company's Certificate of Incorporation provides that the Board of Directors shall be divided into three classes, with such classes to be as nearly equal in number as the then total number of directors constituting the entire Board permits. The Company's Board of Directors presently consists of nine members, with each class being elected for a term of three years. Anthony Sbarro, Harold L. Kestenbaum and Paul A. Vatter serve as Class 1 directors, Joseph Sbarro, Richard A. Mandell and Terry Vince serve as Class 2 directors and Mario Sbarro, Carmela Sbarro and Bernard Zimmerman serve as Class 3 directors, with terms of office scheduled to expire at the Company's 1999, 2000 and 1998 Annual Meetings of Shareholders, respectively. At each annual meeting, directors are elected to succeed those in the class whose term expires at that annual meeting, such newly-elected directors to hold office until the third succeeding annual meeting and the election and qualification of their respective successors.

           The officers of the Company are elected annually by the Board of Directors at its meeting held immediately after the annual meeting of the shareholders, and hold their respective offices until their successors are duly elected and qualified. Officers may be removed at any time by the Board.

FAMILY RELATIONSHIPS

           Mario, Anthony and Joseph Sbarro are the sons of Carmela Sbarro. Carmela N. Merendino is the daughter, and Gennaro A. Sbarro is the son, of Mario Sbarro. Gennaro J. Sbarro is the son, and Anthony J. Missano is the son-in-law, of Joseph Sbarro.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of beneficial ownership, and reports of changes of beneficial ownership, of the Company's equity securities with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of the copies of the reports furnished to the Company to date and written representations that no reports were required, the Company believes that all reports required to be filed by such persons with respect to the Company's fiscal year ended December 28, 1997 were timely filed.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

           The following table sets forth information concerning the annual and long-term compensation of the Company's chief executive officer and other six most highly compensated persons who were serving as executive officers of the Company at the end of the Company's 1997 fiscal year for services in all capacities to the Company and its subsidiaries during the Company's 1997, 1996 and 1995 fiscal years:

 Name and                                                        Long Term
 Principal                             Annual Compensation     Compensation
 Position                    Year      Salary        Bonus       Options (#)
 --------                    ----      ------        -----       -----------

Mario Sbarro                 1997     $700,000     $160,000      250,000
Chairman of                  1996      460,000      500,000      100,000
the Board, President         1995      400,000      112,500         --
and Chief Executive
Officer(1)

Anthony Sbarro               1997      300,000      150,000      100,000
Vice Chairman of             1996      300,000         --           --
the Board                    1995      300,000       87,500         --
and Treasurer(1)

Joseph Sbarro                1997      300,000      150,000      100,000
Senior                       1996      276,000      150,000       50,000
Executive Vice               1995      250,000       75,000         --
President and
Secretary

Leonard G. Skrosky           1997      260,000       60,000         --
Senior Vice President-       1996      181,000         --        100,000
Real Estate                  1995         --           --           --

Anthony J. Missano           1997      200,000       75,000       80,000
Corporate Vice               1996      157,000       65,000         --
President-Operations         1995      144,000       30,000         --

Gennaro A. Sbarro            1997      200,000       75,000       80,000
Corporate Vice               1996      129,000       45,000         --
President-Franchising        1995      105,000       25,000         --

Gennaro J. Sbarro            1997      200,000       75,000       80,000
Corporate Vice               1996      155,000       65,000         --
President-Operations         1995      161,000       30,000         --

----------

(1) Prior to May 1996, Mario Sbarro served as Chairman of the Board of Directors and Chief Executive Officer of the Company and Anthony Sbarro served as President and Treasurer of the Company.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

           The Company's 1991 Stock Incentive Plan permits the grant of options and stock appreciation rights to employees of, and consultants and advisors to, the Company and its subsidiaries, including officers and directors who are serving in such capacities. The following table contains information concerning options granted during the Company's 1997 fiscal year to the executive officers named in the Summary Compensation Table. No stock appreciation rights have been granted to date.

                                 Individual Options                                   Potential
------------------------------------------------------------------------           Realizable Value
                                  Percent                                         at Assumed Annual
                    Number of     of Total                                          Rates of Stock
                    Shares        Options                                         Price Appreciation
                    Underlying    Granted to      Exercise                         for Option Term (2)
                    Options       Employees in      Price     Expiration     --------------------------
  Name              Granted(1)    Fiscal Year     Per Share      Date           5%               10%
----------------    ----------    ------------    ----------   ---------     ----------      ----------
Mario Sbarro          100,000        13.2%          $25.125      2/18/07     $1,580,098      $4,004,278
                      150,000        19.8%          $28.875      5/20/07     $2,723,300      $6,902,896
Anthony Sbarro        100,000        13.2%          $25.125      2/18/07     $1,580,098      $4,004,278
Joseph Sbarro         100,000        13.2%          $25.125      2/18/07     $1,580,098      $4,004,278
Anthony J. Missano     80,000        10.6%          $25.125      2/18/07     $1,264,078      $3,203,422
Gennaro A. Sbarro      80,000        10.6%          $25.125      2/18/07     $1,264,078      $3,203,422
Gennaro J. Sbarro      80,000        10.6%          $25.125      2/18/07     $1,264,078      $3,203,422

-------------

(1) These options are exercisable as to one-third of the number of shares subject to the options annually, on a cumulative basis, commencing one year following the date of grant.

(2) These are hypothetical values using assumed compound growth rates prescribed by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, in the market price of the Company's Common Stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END VALUES

           No options to purchase shares of the Company's Common Stock were exercised during the Company's fiscal year ended December 28, 1997 by the executive officers named in the Summary Compensation Table. The following table sets forth certain information concerning the number and value at December 28, 1997 of shares of Common Stock subject to unexercised options held by the executive officers named in the Summary Compensation Table.


                              Number of
                                Shares                      Value of
                              Underlying                  Unexercised
                             Unexercised                  In-the-Money
                               Options                      Options
                              at Fiscal                    at Fiscal
                               Year-End                     Year-End
                            (Exercisable/                (Exercisable/
       Name                 Unexercisable)             Unexercisable) (1)
---------------------       --------------             ------------------
Mario Sbarro               270,000/350,000              $912,495/362,500
Anthony Sbarro             165,000/100,000              $456,248/162,500
Joseph Sbarro              150,000/150,000              $456,248/262,500
Leonard G. Skrosky           -- /100,000                $    -- /162,500
Anthony J. Missano          10,833/ 81,667              $ 17,498/138,752
Gennaro A. Sbarro           16,584/ 81,667              $ 46,744/138,752
Gennaro J. Sbarro           10,833/ 81,667              $ 17,498/138,752

-----------------

(1) Represents the number of shares subject to the option multiplied by the difference between the closing price of the Company's Common Stock on the New York Stock Exchange on December 26, 1997, the last trading day of the Company's 1997 fiscal year, and the respective exercise prices.

COMPENSATION OF DIRECTORS

           Non-employee directors currently receive a retainer at the rate of $16,000 per annum and $1,000 for each meeting of the Board of Directors attended and $500 for each meeting of a Committee of the Board (other than meetings of the Special Committee described below) attended if such meeting is not held on the same day as a meeting of the Board of Directors. Directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings.

           The Company's 1993 Non-Employee Director Stock Option Plan, as amended, which was approved by shareholders at the Company's 1993 Annual Meeting of Shareholders, provides for the automatic grant of an option to purchase 3,750 shares of the Company's Common Stock to each non-employee director in office immediately after each Annual Meeting of Shareholders. Each option has a ten year term, subject to early termination in certain instances, and is exercisable commencing one year following the date of grant at an exercise price equal to 100% of the fair market value of the Company's Common Stock on the date of grant.

           A corporation of which Bernard Zimmerman is President and a majority shareholder renders financial and consulting assistance to the Company. See "- Compensation Committee Interlocks and Insider Participation," below, for information with respect to such arrangement.

           In January 1998, the Board of Directors formed a special committee (the "Special Committee"), consisting of Harold L. Kestenbaum, Richard A. Mandell, Paul A. Vatter and Terry Vince, to evaluate a proposed merger of the Company with a company controlled by certain members of the Sbarro family. Each member of the Company's Special Committee is being paid a daily fee of $1,250 or $2,500 for serving thereon depending upon the time expended during such day in performing such services. Each committee member is also entitled to be reimbursed for out-of-pocket expenses incurred in performing such services. In addition, Richard A. Mandell, Chairman of the Special Committee, is to receive a fee of $10,000. Compensation to members of the Special Committee is payable without regard to whether the Special Committee approves such proposed merger or whether such merger is consummated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           Bernard Zimmerman and Company, Inc., of which Bernard Zimmerman is President and a majority shareholder, renders financial and consulting assistance to the Company, for which it received fees of $116,400 during the Company's fiscal year ended December 28, 1997. Mr. Zimmerman is Chairman of the Compensation Committee of the Board of Directors, but does not serve on the Performance Incentive Plan Subcommittee or Stock Option Committee of the Board.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth certain information regarding the ownership of shares of the Company's Common Stock as of April 15, 1998 (except as noted below) with respect to (i) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table under the caption "Executive Compensation" in Item 11 of this Report and (iv) all directors and executive officers of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

                                        Amount and Nature of          Percent of
Beneficial Owner                        Beneficial Ownership (1)       Class (2)
----------------                        ------------------------      ----------

Mario Sbarro (3)......................       1,808,320 (4)               8.7%
Anthony Sbarro (3)....................       1,398,800 (5)               6.9%
Joseph Sbarro (3).....................       1,957,914 (6)               9.5%
Trust of Carmela Sbarro (3)...........       2,497,884 (7)              12.2%
Carmela Sbarro                                  400                        *
Harold L. Kestenbaum..................          25,500 (8)                 *
Richard A. Mandell....................          18,750 (9)                 *
Paul A. Vatter........................          21,000 (9)                 *
Terry Vince...........................          22,050 (9)                 *
Bernard Zimmerman.....................          61,700 (10)                *
Robert S. Koebele.....................          21,833 (11)                *
Anthony J. Missano....................          10,833 (12)                *
Gennaro A. Sbarro                               24,374 (13)                *
Gennaro J. Sbarro                               10,833 (12)                *
First Chicago NBD Corporation.........       1,096,490 (14)              5.3%
All directors and executive
  officers as a group
  (17 persons)........................       7,929,818 (15)             37.2%

------------------
(1) Shares subject to options are considered beneficially owned to the extent currently exercisable or exercisable within 60 days after April 15, 1998.

(2) Asterisk indicates less than 1%. Shares subject to such options are considered outstanding only for the purpose of computing the percentage of outstanding Common Stock which would be owned by the optionee if such options were exercised, but (except for the calculation of beneficial ownership by all executive officers and directors as a group) are not considered outstanding for the purpose of computing the percentage of outstanding Common Stock owned by any other person.

(3) The business address of each of Mario Sbarro, Joseph Sbarro, Anthony Sbarro and the Trust of Carmela Sbarro is 763 Larkfield Road, Commack, New York 11725.

(4) Includes (i) 5,450 and 740 shares owned by a charitable foundation supported by Mario Sbarro and his wife, of which Mr. Sbarro, his wife and another director of the Company are the directors, and by Mr. Sbarro's wife, respectively (as to all of which shares Mr. Sbarro disclaims beneficial ownership), and (ii) 270,000 shares subject to options. Excludes (i) the shares held by the Trust of Carmela Sbarro, of which trust Mario Sbarro serves as a trustee (as to which shares Mr. Sbarro may be deemed a beneficial owner with shared voting and dispositive power.

(5)   Includes 165,000 shares subject to options.

(6) Includes (i) 609,000 shares owned by a partnership of which Mr. Sbarro is the sole general partner and (ii) 150,000 shares subject to options.

(7) The trust was created by Carmela Sbarro for her benefit and for the benefit of her descendants, including Mario, Joseph and Anthony Sbarro. The trustees of the trust are Franklin Montgomery, whose business address is 488 Madison Avenue, New York, New York 10022, and Mario Sbarro. As trustees, Franklin Montgomery and Mario Sbarro may be deemed to be the beneficial owners of these shares with shared voting and dispositive power.

(8) Represents (i) 6,750 shares owned by Mr. Kestenbaum's wife, as to which shares Mr. Kestenbaum disclaims beneficial ownership, and (ii) 18,750 shares subject to options.

(9)   Includes 18,750 shares subject to options.

(10) Includes (i) 5,450 shares owned by a family foundation supported by Mario Sbarro and Mario Sbarro's wife, of which Mr. Zimmerman is a director (as to which shares Mr. Zimmerman disclaims beneficial ownership), and
      (ii)18,750 and 37,500 shares subject to options held, respectively, by Mr. Zimmerman individually and Bernard Zimmerman and Company, Inc., a company of which Mr. Zimmerman is President and a majority shareholder.

(11)  Includes 10,833 shares subject to options.

(12)  Represents shares subject to options.

(13) Includes (i) 2,400 shares owned by Mr. Sbarro's wife, as to which shares Mr. Sbarro disclaims beneficial ownership, and (ii) 16,584 shares subject to options.

(14)  Based  solely upon  information  as of December  31, 1997  contained  in a
      Schedule 13G filed by First Chicago NBD Corporation with the Securities and Exchange Commission and the Company.

(15) Includes (i) 5,450 owned by a charitable foundation, of which a director and executive officer of the Company, his wife and another director of the Company are directors, as to which shares each disclaims beneficial ownership, (ii) an aggregate of 15,720 shares owned by spouses, and as custodian for minor children, of directors and executive officers, as to which shares beneficial ownership is disclaimed and (iii) 806,832 shares subject to options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The Company is the sublessee of its headquarters office building (the "Headquarters"), which is leased from the Suffolk County Industrial Development Agency (the "Agency") by Sbarro Enterprises, L.P., a Delaware limited partnership, and, in turn, subleased to the Company. The annual rent payable pursuant to the sublease is $337,000 for the last five years of the sublease term, which expires in 2001. In addition, the Company is obligated to pay real estate taxes, utilities, insurance and certain other expenses for the facility. Management believes that such rents are comparable to the rents that would be charged by an unaffiliated third party. Payment of principal and interest and any premium on the bonds issued by the Agency to fund construction of the headquarters is severally guaranteed by Mario, Joseph and Anthony Sbarro. The limited partners of Sbarro Enterprises, L.P. are Mario, Joseph, Anthony and Carmela Sbarro.

           In addition to Mario, Anthony, Joseph, Gennaro A. and Gennaro J. Sbarro and Anthony J. Missano, Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of the Company and serves as Vice President and a director of the Company, and a daughter of Mario Sbarro, who serves as Vice President - Administration of the Company, each received $100,000 for services rendered during fiscal 1997. In addition, nine other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro received an aggregate of $467,823 for services rendered as employees of the Company during fiscal 1997.

           The Company and its subsidiaries have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro in the amount of approximately $220,000 during fiscal 1997. The Company believes that these services were provided on terms comparable to those that would have been available from unrelated third parties.

           During fiscal 1997, companies owned by a son of Anthony Sbarro and a company owned by the daughter of Joseph Sbarro paid royalties to the Company aggregating approximately $71,660 and $33,053, respectively, under franchise agreements containing terms similar to those in agreements entered into by the Company with unrelated franchisees.

                                    SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27, 1998

                                                   SBARRO, INC.



                                                   By: /s/ Robert S. Koebele
                                                      -------------------------
                                                       Robert S. Koebele,
                                                       Vice President-Finance