Form 10-Q
period 1998-04-19
SBARRO INC
filed 1998-06-03
CIK 766004

_______________________________________________________________________
       _______________________________________________________________________


                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q


       / X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarter ended April 19, 1998    Commission File Number 1-8881



                                    SBARRO, INC.
               (Exact name of registrant as specified in its Charter)


                 NEW YORK                                     11-2501939
            (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization                     I.D. No.)

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

       Yes  X         No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


       Class                                   Outstanding at May 20, 1998

       Common Stock, $.01 par value                 20,525,477

       ______________________________________________________________________
       ______________________________________________________________________









                                    SBARRO, INC.

                                   FORM 10-Q INDEX



          PART I.     FINANCIAL INFORMATION                           PAGES


          Consolidated Financial Statements:

               Balance Sheets - April 19, 1998 (unaudited) and
                    December 28, 1997 . . . . . . . . . . . . . . . . 3-4

               Statements of Income (unaudited) - Sixteen Weeks
                    ended April 19, 1998 and April 20, 1997. . . . . .5-6

               Statements of Cash Flows (unaudited) - Sixteen
                    Weeks ended April 19, 1998 and April 20, 1997 . . 7-8

               Notes to Unaudited Consolidated Financial
                    Statements - April 19, 1998 . . . . . . . . . . . 9-10

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . .

          PART II.    OTHER INFORMATION. . . . . . . . . . . . . . . . .16



















                                        Pg. 2





                            SBARRO, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS



                                                     (In thousands)
                                        April 19, 1998   December 28, 1997
                                              (unaudited)
          Current assets:
            Cash and cash equivalents        $109,150         $119,810
            Marketable securities               7,500            7,500


            Receivables:
             Franchisees                          784              810
             Other                              1,525            1,565

                                                2,309            2,375

            Inventories                         2,719            2,962

            Prepaid expenses                    3,551            1,768

             Total current assets             125,229          134,415


          Property and equipment, net         139,667          136,798


          Other assets                          6,454            7,436

                                             $271,350         $278,649













                                     (continued)


                                        Pg. 3





                            SBARRO, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     (In thousands)
                                        April 19, 1998   December 28, 1997
                                        (unaudited)
          Current liabilities:
            Accounts payable                  $ 5,883          $10,086
            Accrued expenses                   24,375           26,025
            Dividend payable                        -            5,521
            Income taxes                          432            4,777

             Total current liabilities         30,690           46,409


          Deferred income taxes                11,092           11,801


          Shareholders' equity:
            Preferred stock, $1 par value;
             authorized 1,000,000 shares;
             none issued                            -              -
            Common stock, $.01 par value;
             authorized 40,000,000 shares;
             issued and outstanding
             20,524,977 shares at April 19,
             1998 and 20,446,654 shares at
             December 28, 1997                    205              204
            Additional paid-in capital         34,434           32,444
            Retained earnings                 194,929          187,791
                                              229,568          220,439

                                             $271,350         $278,649











              See notes to unaudited consolidated financial statements


                                        Pg. 4





                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)


                                   (In thousands, except per share data)
                                          For the sixteen weeks ended:
                                          April 19, 1998    April 20, 1997
          Revenues:
            Restaurant sales                $  98,131          $92,259
            Franchise related income            2,306            1,793
            Interest income                     1,446            1,312
             Total revenues                   101,883           95,364

          Costs and expenses:
            Cost of food and paper products    20,668           18,935
            Restaurant operating expenses:
             Payroll and other employee
               benefits                        26,551           24,255
             Occupancy and other               29,892           27,807
            Depreciation and amortization       6,670            7,037
            General and administrative          5,964            5,142
            Other income                         (700)            (530)
             Total costs and expenses          89,045           82,646

          Income before income taxes and
            cumulative effect of change in
            method of accounting for
            start-up costs                     12,838           12,718
          Income taxes                          4,878            4,833
          Income before cumulative effect
            of accounting change                7,960            7,885

          Cumulative effect of change in
            method of accounting for start-up
            costs, less income tax
            benefit of $504                      (822)               -

           Net income                           $7,138           $7,885







                                     (continued)


                                        Pg. 5





                             SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)


                                   (In thousands, except per share data)
                                        For the sixteen weeks ended:
                                           April 19, 1998April 20, 1997

          Per share information:
            Net income per share:

            Basic:

             Income before accounting change     $.39             $.39
             Accounting change                   (.04)               -

             Net income                          $.35             $.39

            Diluted:

             Income before accounting change     $.39             $.39
             Accounting change                   (.04)               -

             Net income                          $.35             $.39

          Shares used in computing net
            income per share:

            Basic                          20,491,939       20,401,538

            Diluted                        20,665,846       20,454,534














              See notes to unaudited consolidated financial statements


                                        Pg. 6





                            SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                     (In thousands)
                                              For the sixteen weeks ended:

                                          April 19, 1998   April 20, 1997
          Operating activities:

          Net income                           $7,138           $7,885
          Adjustments to reconcile net
            income to net cash provided by
            operating activities:
             Cumulative effect in change in
               method of accounting for
               start-up costs                     822                -
             Depreciation and amortization      6,670            7,037
             Provision for deferred
               income taxes                      (205)             (99)
             Changes in operating assets
               and liabilities:
               Decrease (increase) in
                 receivables                       66             (111)
               Decrease in inventories            243              262
               Increase in prepaid expenses    (1,783)          (1,838)
               Increase in deferred charges         -             (468)
               Increase in other assets          (523)            (172)
               Decrease in accounts payable
                 and accrued expenses          (5,853)          (3,580)
               Decrease in income taxes
                 payable                       (4,345)          (4,135)


          Net cash provided by operating
            activities                          2,230            4,781

          Investing activities:          Purchases of property and
            equipment                          (9,360)          (9,955)

          Net cash used in investing
            activities                         (9,360)          (9,955)


                                     (continued)



                                        Pg. 7





                            SBARRO, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                     (UNAUDITED)


                                                     (In thousands)
                                              For the sixteen weeks ended:

                                         April 19, 1998  April 20, 1997
          Financing activities:

          Proceeds from exercise of
            stock options                       1,991              462
          Cash dividends paid                  (5,521)         (10,201)

          Net cash used in
            financing activities               (3,530)          (9,739)

          Decrease in cash and cash
            equivalents                       (10,660)         (14,913)

          Cash and cash equivalents
            at beginning of period            119,810           104,818

          Cash and cash equivalents
            at end of period                 $109,150           $89,905



          Supplemental disclosure of cash
            flow information:

          Cash paid during the period
            for income taxes                   $9,353            $8,991











              See notes to unaudited consolidated financial statements



                                        Pg. 8





                            SBARRO, INC. AND SUBSIDIARIES
                Notes to Unaudited Consolidated Financial Statements

       1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at April 19, 1998 and their consolidated results of operations and cash flows for the sixteen weeks ended April 19, 1998 and April 20, 1997 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

       2. The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position (SOP) 98-5 which requires companies that capitalize pre-opening and similar costs to write off all existing such costs, net of tax benefit, as a ``cumulative effect of accounting change'' and to expense all such costs as incurred in the future. In accordance with its early application provisions, the Company has implemented the SOP as of the beginning of its 1998 fiscal year.

       3. The provisions of Statement of Financial Accounting Standards ('SFAS') No. 128,'Earnings Per Share' became effective as to the Company for the quarter and year ended December 28, 1997. SFAS No. 128 requires the presentation of both basic and diluted earnings per share on the face of the income statement. The number of shares of common stock subject to stock options included in diluted earnings per share were 173,907 in the first quarter of 1998 and 52,996 in the first quarter of 1997. As required by SFAS 128, all prior period amounts have been restated to conform to the new presentation.

       4. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (SFAS 130) which establishes new rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. For 1997, and for the sixteen week quarters ended April 19, 1998 and April 20, 1997, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for all periods presented.

                                        Pg. 9





                            SBARRO, INC. AND SUBSIDIARIES
          Notes to Unaudited Consolidated Financial Statements  (continued)

       5. Following the Company's announcement of a proposal for the merger of the Company with a company to be owned by members of the Sbarro Family, seven lawsuits were instituted against the Company, certain directors and/or members of the Sbarro Family. While each of the complaints varies, in general, they allege a breach of fiduciary duties by the directors and members of the Sbarro Family, that the proposed price per share to be paid to public shareholders is inadequate and that the proposal serves no legitimate business purpose of the Company. Although varying, the complaints seek, generally, a declaration of class action status, damages in unspecified amounts alleged to be caused to the plaintiffs, and other relief (including injunctive relief, rescission if the transaction is consummated, and rescissory damages), costs and disbursements, including a reasonable allowance for counsel fees and expenses. The actions, which are presently pending in the Supreme Court in New York and Suffolk counties, New York, are in the process of being consolidated into one action. The defendants intend to vigorously defend these actions.

            On June 18, 1997, an action entitled Kenneth Hoffman and Gloria Curtis, on behalf of themselves and all others similarly situated
            v. Sbarro, Inc., was filed in the United States District Court for the Southern District of New York. The plaintiffs, former restaurant level management employees, allege that the Company required general managers and co-managers to reimburse the Company for cash and certain other shortages sustained by the Company and thereby lost their status as managerial employees exempt from the overtime compensation provisions of the Fair Labor Standards Act (the 'FLSA'). The plaintiffs seek unpaid overtime compensation, as well as liquidated damages in an amount equal to any overtime compensation awarded, reasonable attorney's fees, costs and expenses. The plaintiffs seek such further and general legal and/or equitable relief to which they may be entitled. The action also seeks to join similarly situated past and present employees in the lawsuit. The Company believes that it has substantial defenses to the claims, including that it has availed itself of a ``window of correction'' which, the Company believes, under applicable regulations of the FLSA and court decisions, preserves employees' exempt status and, thus, precludes any overtime liability. On October 22, 1997, the Court granted plaintiffs' request to send notices to determine whether similarly situated past and present employees of the Company wished to join the lawsuit. To date, 191 individuals have elected to join the lawsuit. The Company intends to continue vigorously defending this action.





                                       Pg. 10





                            SBARRO, INC. AND SUBSIDIARIES

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Results of Operations

                 The Company's business is subject to seasonal fluctuations, the effects of weather and economic conditions. Earnings have been highest in its fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Normally, the fourth fiscal quarter accounts for approximately 40% of net income for the year. In 1997, the fourth fiscal quarter accounted for approximately 38% of net income for the year before a provision for unit closings. The length of the holiday shopping period between Thanksgiving and Christmas and the number of weeks in the fourth quarter can produce changes in the fourth quarter earnings relationship from year to year.

                 The Company's fiscal year ends on the Sunday nearest to December 31, with fiscal quarters of sixteen weeks in the first quarter and twelve weeks in each succeeding quarter (except in a 53 week year, which has a thirteen week fourth quarter). The Company's 1997, 1996 and 1995 fiscal years each contained 52 weeks. Fiscal 1998 contains 53 weeks.

                 The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:

                                  16 Weeks  16 Weeks
                                    Ended     Ended        Fiscal Year
                                  04/19/98   04/20/97       1997   1996
       Company-owned restaurants:
        Opened during period          10         11          30      29
        Acquired from (sold to)
          franchisees during
           period-net                  1         -            4       1
        Closed during period         (6)        (2)          (8)      (4)
        Open at end of period   *    628       606          623     597

       Franchised restaurants:
        Opened during period           9         7           47      36
        Purchased from (sold to)
          Company during period-net  (1)         -          (4)      (1)
        Closed or terminated
          during period              (4)       (12)        (23)     (16)
        Open at end of period       243        214         239      219

       All restaurants:
        Opened during period        19        18           77        65
        Closed or terminated
          during period             (10)      (14)       (31)       (20)
        Open at end of period      871       820          862       816

                                       Pg. 11





          Kiosks (all franchised) open
           at end of period             9         7           7          7

          * Includes five, five, five and three mall locations of a joint venture which operates as Umberto of New Hyde Park open at the end of the respective reported periods.


          Restaurant sales from Company-owned and consolidated joint ve22,000 for the one time charge as a result of the change in the method of accounting for start-up costs pursuant to the SOP offset, in large part, by an increase in prepaid expenses of $1,783,000, a decrease of $5,853,000 in accounts payable and accrued expenses from their peak year end balances and a decrease in income taxes payable of $4,345,000.. During the sixteen weeks ended April 19, 1998, the Company expended approximately $9,360,000 for tthe acquisition of property and equipment related primarily to the opening of ten Company-owned restaurants, the Company's share of construction costs related to consolidated joint venture operations and the rrenovation of the Company's new headquarters building. In addition, $5,521,000 was used to pay the quarterly cash dividend declared in late 1997 to the Company's shareholders (see Dividends). At April 19, 1998, the Company had cash, cash equivalents and marketable securities of approximately $116,650,000 and its working capital was approximately $94,539,000. The Company believes, based on current projections, that its liquid assets presently on hand, together with funds expected to be generated from operations, should be sufficient for its presently contemplated operations, the investment in property and equipment for the opening of additional restaurant locations, as well as the completion of the renovation and equipping of the Company's new headquarters building.





                                       Pg. 14





          Dividends

          The Company's Board of Directors has deferred consideration of the Company's first two 1998 quarterly cash dividends pending consideration of a transaction that has been proposed by members of the Sbarro Family to merge the Company with a company owned by them in which all of the shares of the Company not owned by such members of the Sbarro Family would be exchanged for cash. The proposal was conditioned upon, among other things, the suspension of dividends by the Company and obtaining financing for the transaction.

          Year 2000

          In July, 1996, the Emerging Issues Task Force of the FASB reached a consensus on Issue 96-14, 'Accounting for the Costs Associated with Modifying Computer Software for the Year 2000,'which requires that costs associated with modifying computer software for the Year 2000 be expensed as incurred. The Company does not believe, based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will have a material effect on the Company's results of operations or financial position. In addition, the Company has addressed the Year 2000 issue with its principal suppliers and has been assured that they will be timely Year 2000 compliant.

          Forward Looking Statement

          Certain statements contained in this Report are forward-looking statements which are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results and performance to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, general economic, weather and business conditions; the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms; changes in consumer tastes; changes in population and traffic patterns; the Company's ability to continue to attract franchisees; the success of its present, and any future, joint ventures and other expansion opportunities; the availability of food (particularly cheese and tomatoes) and paper products at reasonable prices; no material increase occurring in the Federal minimum wage; and the Company's ability to attract competent restaurant and executive managerial personnel.



                                       Pg. 15







                            PART II.   OTHER INFORMATION


          Item 6.        Exhibits and Reports on Form 8-K.

          (a)  Exhibits:
               No.       Description
               27        Financial Data Schedule

          (b)  Reports on Form 8-K.

               The only Current Reports on Form 8-K filed by the Company during the period covered by this report were reports dated (date of earliest event reported): January 12, 1998, January 27, 1998 and February 11, 1998, each reporting under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements were filed with any of the three reports. Subsequently, the Company filed a Current Report on Form 8-K, dated (date of earliest event reported) May 28, 1998, reporting under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements were filed with that report.





























                                       Pg. 16









                                      SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SBARRO, INC.
                                        Registrant


          Date:     June 2, 1998        By:  /s/ MARIO SBARRO
                                        Mario Sbarro
                                        Chairman of the Board and President



          Date:     June 2, 1998        By:  /s/ ROBERT S. KOEBELE
                                        Robert S. Koebele
                                        Vice President-Finance























                                       Pg. 17












                                    EXHIBIT INDEX





          Exhibit Number           Description

               27                  Financial Data Schedule




















                                     EXHIBIT 27