Form 10-Q
period 1998-07-12
SBARRO INC
filed 1998-08-21
CIK 766004

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

       For the quarter ended July 12, 1998


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

       Yes  X         No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Class                              Outstanding at August 12, 1998

       Common Stock, $.01 par value                         20,528,309

       ______________________________________________________________________
       ______________________________________________________________________









                                    SBARRO, INC.

                                   FORM 10-Q INDEX



          PART I.     FINANCIAL INFORMATION                           PAGES


          Consolidated Financial Statements:

               Balance Sheets - July 12, 1998 (unaudited) and
          December 28, 1997 . . . . . . . . .  . . . . . . . . . . . . 3-4

               Statements of Income (unaudited) - Twenty-Eight
          Weeks ended July 12, 1998 and July 13, 1997 and Twelve
          Weeks ended July 12, 1998 and July 13, 1997 . . . . . . . . .5-7

               Statements of Cash Flows (unaudited) - Twenty-Eight
          Weeks ended July 12, 1998 and July 13, 1997 . . . . . . . . .8-9

               Notes to Unaudited Consolidated Financial
          Statements - July 12, 1998 . . . . . .. . . . . . . . . . . 10-11

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . 12-16


          PART II.    OTHER INFORMATION. . . . . . . . . . . . . . . . 17




















                                        Pg. 2





                            SBARRO, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS


                                                         (In thousands)
                                         July 12, 1998   December 28, 1997
                                              (unaudited)
          Current assets:
            Cash and cash equivalents        $115,527         $119,810
            Marketable securities               7,500            7,500

            Receivables:
             Franchisees                        1,018              810
             Other                              2,167            1,565

                                                3,185            2,375

            Inventories                         2,661            2,962

            Prepaid expenses                    4,808            1,768

             Total current assets             133,681          134,415

          Property and equipment, net         138,600          136,798

          Other assets                          5,974            7,436

                                             $278,255         $278,649



















                                     (continued)


                                        Pg. 3





                            SBARRO, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     (In thousands)
                                         July 12, 1998   December 28, 1997
                                              (unaudited)
          Current liabilities:
            Accounts payable                   $9,412          $10,086
            Accrued expenses                   22,933           26,025
            Dividend payable                        -            5,521
            Income taxes                          191            4,777

             Total current liabilities         32,536           46,409


          Deferred income taxes                10,962           11,801


          Shareholders' equity:
            Preferred stock, $1 par value;
             authorized 1,000,000 shares;
             none issued Common stock, $.01
             par value; authorized 40,000,000
             shares; issued and outstanding
             20,528,309 shares at July 12,
             1998 and 20,446,654 shares at
             December 28, 1997                    205              204
            Additional paid-in capital         34,516           32,444
            Retained earnings                 200,036          187,791
                                              234,757          220,439

                                              $278,255        $278,649












              See notes to unaudited consolidated financial statements




                                        Pg. 4






                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                     (In thousands, except per share data)
                                         For the twenty-eight weeks ended:

                                           July 12, 1998  July 13, 1997
          Revenues:
            Restaurant sales                  $174,028        $165,098
            Franchise related income              4,154          3,296
            Interest income                       2,545          2,271
             Total revenues                     180,727        170,665

          Costs and expenses:
            Cost of food and paper products      36,423         33,798
            Restaurant operating expenses:
             Payroll and other employee
               benefits                          46,899         43,099
             Occupancy and other                 52,985         49,347
            Depreciation and amortization        11,725         12,418
            General and administrative           10,367          9,261
            Provision for unit closings           1,525              -
            Terminated transaction costs            986              -
            Other income                        (1,259)           (835)
             Total costs and expenses           159,651        147,088

          Income before income taxes and
            cumulative effect of change in
             method of accounting for
             start-up costs                    21,076           23,577
          Income taxes                          8,009            8,959
          Income before cumulative effect
            of accounting change               13,067           14,618

          Cumulative effect of change in
            method of accounting for
             start-up costs, less
            income taxes of $504                 (822)               -

          Net income                          $12,245          $14,618







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






                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                     (In thousands, except per share data)
                                         For the twenty-eight weeks ended:

                                          July 12, 1998   July 13, 1997

          Per share information:
            Net income per share:

            Basic:

             Income before accounting change     $.64             $.72
             Accounting change                   (.04)               -

             Net income                          $.60             $.72

            Diluted:

             Income before accounting change     $.63             $.71
             Accounting change                   (.04)               -

             Net income                          $.59             $.71

          Shares used in computing net income
            per share:

             Basic                           20,507,204     20,413,183

             Diluted                         20,606,707     20,525,199







              See notes to unaudited consolidated financial statements


                                        Pg. 6





                            SBARRO, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                    (In thousands, except per share data)
                                        For the twelve weeks ended:
                                          July 12, 1998   July 13, 1997
          Revenues:
            Restaurant sales                  $75,897          $72,839
            Franchise related income            1,848            1,503
            Interest income                     1,099              959
             Total revenues                    78,844           75,301

          Costs and expenses:
            Cost of food and paper products    15,755           14,863
            Restaurant operating expenses:
             Payroll and other employee
               benefits                        20,348           18,845
             Occupancy and other               23,093           21,539
            Depreciation and amortization       5,055            5,381
            General and administrative          4,403            4,119
            Provision for unit closings         1,525                -
            Terminated transaction costs          986                -
            Other income                         (559)            (305)
             Total costs and expenses          70,606           64,442

          Income before income taxes            8,238           10,859
          Income taxes                          3,131            4,126
          Net income                          $ 5,107          $ 6,733

          Per share information:
            Net income per share:

            Basic:
             Net income                          $.25               $.33
            Diluted:
             Net income                          $.25               $.33

          Shares used in computing net
            income per share:

            Basic                             20,526,633     20,428,711
            Diluted                           20,605,477     20,599,676

              See notes to unaudited consolidated financial statements

                                        Pg. 7





                            SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                              (In thousands)
                                         For the twenty-eight weeks ended:
                                          July 12, 1998   July 13, 1997
          Operating activities:

          Net income                          $12,245          $14,618
          Adjustments to reconcile net
            income to net cash provided
             by operating activities:
             Cumulative effect of change
               in method of accounting
                for start-up costs                822                -
             Depreciation and amortization     11,725           12,418
             Deferred income taxes                (335)           (183)
             Provision for unit closings        1,525                -
             Changes in operating assets
              and liabilities:
               Increase in receivables            (810)            (86)
               Decrease in inventories            301               156
               Increase in prepaid expenses     (3,040)         (3,223)
               Increase in other assets            (70)         (1,481)
               Decrease in accounts payable
                and accrued expenses            (2,852)         (2,625)
               Decrease in income taxes
                payable                         (4,586)         (4,696)

          Net cash provided by operating
            activities                          14,925          14,898

          Investing activities:

          Proceeds from maturities of
            marketable securities                   -            2,500
          Purchases of property and equipment   (15,760)       (14,792)

          Net cash used in investing activities (15,760)        12,292)








                                     (continued)


                                        Pg. 8





                            SBARRO, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                     (UNAUDITED)


                                              (In thousands)
                                        For the twenty-eight weeks ended:
                                           July 12, 1998  July 13, 1997
          Financing activities:

          Proceeds from exercise of
            stock options                       2,073            1,077
          Cash dividends paid                  (5,521)         (15,719)

          Net cash used in
            financing activities               (3,448)         (14,642)

          Decrease in cash and cash
            equivalents                        (4,283)         (12,036)

          Cash and cash equivalents
            at beginning of period            119,810          104,818

          Cash and cash equivalents
            at end of period                 $115,527          $92,782



          Supplemental disclosure
            of cash flow information:

          Cash paid during the period
            for income taxes                  $13,841          $13,763












              See notes to unaudited consolidated financial statements



                                        Pg. 9





                            SBARRO, INC. AND SUBSIDIARIES
                Notes to Unaudited Consolidated Financial Statements

          1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at July 12, 1998 and their consolidated results of operations for the twenty-eight and twelve weeks ended July 12, 1998 and July 13, 1997 have been included. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

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

          3. The provisions of Statement of Financial Accounting Standards (``SFAS'') No. 128, ``Earnings Per Share'' became effective as to the Company for the quarter and year ended December 28, 1997. SFAS No. 128 requires the presentation of both basic and diluted earnings per share on the face of the income statement. The number of shares of common stock subject to stock options included in diluted earnings per share were 99,503 and 78,844 for the twenty-eight and twelve weeks ended July 12, 1998, respectively, and 171,441 and 112,016 for the twenty-eight and twelve weeks ended July 13, 1997, respectively. As required by SFAS 128, all prior period amounts have been restated to conform to the new presentation.






                                       Pg. 10





                            SBARRO, INC. AND SUBSIDIARIES
          Notes to Unaudited Consolidated Financial Statements  (continued)

          4. In the first quarter of 1998, the Company adopted SFAS 130, ``Reporting Comprehensive Income'' which establishes new rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. For the twenty-eight weeks and twelve weeks ended July 12, 1998 and July 13, 1997, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for all periods presented.

          5. Following the Company's announcement of a proposal for the merger of the Company with a company to be owned by members of the Sbarro Family, seven lawsuits were instituted against the Company, certain directors and/or members of the Sbarro Family. Certain of the actions have been consolidated and all are presently pending in Suffolk County, New York.
               While each of the complaints varies, in general, they allege a breach of fiduciary duties by the directors and members of the Sbarro Family, that the proposed price per share to be paid to public shareholders is inadequate and that the proposal serves no legitimate business purpose of the Company. Although varying, the complaints seek, generally, a declaration of class action status, damages in unspecified amounts alleged to be caused to the plaintiffs, and other relief (including injunctive relief, rescission if the transaction is consummated, and rescissory damages), costs and disbursements, including a reasonable allowance for counsel fees and expenses. To date, the actions have not as yet been discontinued despite the fact that negotiations with regard to the proposed transaction were terminated in June 1998.

               On June 18, 1997, an action entitled Kenneth Hoffman and Gloria Curtis, on behalf of themselves and all others similarly situated v. Sbarro, Inc., was filed in the United States District Court for the Southern District of New York. The plaintiffs, former restaurant level management employees, allege that the Company required general managers and co-managers to reimburse the Company for cash and certain other shortages sustained by the Company and thereby lost their status as managerial employees exempt from the overtime compensation provisions of the Fair Labor Standards Act (the ``FLSA''). The plaintiffs seek unpaid overtime compensation, as well as liquidated damages in an amount equal to any overtime compensation awarded, reasonable attorney's fees, costs and expenses. The plaintiffs seek


                                       Pg. 11





                            SBARRO, INC. AND SUBSIDIARIES
          Notes to Unaudited Consolidated Financial Statements  (continued)

               such further and general legal and/or equitable relief to which they may be entitled. The action also seeks to join similarly situated past and present employees in the lawsuit. The Company believes that it has substantial defenses to the claims, including that it has availed itself of a ``window of correction'' which, the Company believes, under applicable regulations of the FLSA and court decisions, preserves employees' exempt status and, thus, precludes any overtime liability. On October 22, 1997, the Court granted plaintiffs' request to send notices to determine whether similarly situated past and present employees of the Company wished to join the lawsuit. In response to these notices, 191 individuals have elected to join the lawsuit. The Company intends to continue vigorously defending this action.






                                       Pg. 12





                            SBARRO, INC. AND SUBSIDIARIES

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               Results of Operations

               The Company's business is subject to seasonal fluctuations, the effects of weather and economic conditions. Earnings have been highest in its fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Normally, the fourth fiscal quarter accounts for approximately 40% of net income for the year. In 1997, the fourth fiscal quarter accounted for 38% of net income for the year before a provision for unit closings. The length of the holiday shopping period between Thanksgiving and Christmas, the number of weeks in the fourth quarter and other factors can produce changes in the fourth quarter earnings relationship from year to year.

               The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:

                              28 Weeks 28 Weeks 12 Weeks 12 Weeks
                               Ended     Ended   Ended    Ended     Fiscal Year

                             7/12/98   7/13/97  7/12/98 7/13/97       1997  1996
     Company-owned restaurants:
      Opened during period       15        14       5       3          30    29
      Acquired from (sold to)
       franchisees during
        period-net                1         1       -       1           4     1
      Closed during period     (13)       (5)     (7)      (3)         (8)   (4)
      Open at end of period   * 626       607     626     607         623   597

     Franchised restaurants:
      Opened during period       15        17       6      10          47    36
      Purchased from (sold to)
       Company during
        period-net              (1)       (1)       -      (1)         (4)   (1)
      Closed or terminated
       during period            (6)      (19)     (2)      (7)        (23)  (16)
      Open at end of period     247       216     247     216         239   219

     All restaurants:
      Opened during period       30        31      11      13          77    65
      Closed or terminated
       during period           (19)      (24)     (9)     (10)        (31)  (20)
      Open at end of period   * 873       823     873     823         862   816

     Kiosks (all franchised)
      open at end of period       9         7       9       7           7     7
     _______________
     * Included are joint venture mall
     locations which operate as Umberto
     of New Hyde Park             5         5       5       5           5     3

                                       Pg. 13





          Restaurant sales from Company-owned and consolidated joint venture units increased 5.4% to $174,028,000 for the twenty-eight weeks ended July 12, 1998 and increased 4.2% to $75,897,000 for the twelve weeks ended July 12, 1998. These increases resulted primarily from a higher number of units in operation during both periods of the current fiscal year. An increase of .9% in comparable restaurant sales also contributed to the increase in restaurant sales for the twenty-eight week period. Comparable restaurant sales for the twelve-week period were relatively unchanged. Comparable unit sales for the twenty-eight week period were $161,035,000 and for the twelve week period were $69,523,000. Selective menu price increases of approximately .7% at Company-owned units became effective in mid February 1998. Comparable unit sales are made up of sales at locations that were open during the entire current and prior fiscal year.

          Franchise related income increased 26.0% to $4,154,000 for the twenty-eight weeks ended July 12, 1998 from $3,296,000 for the twenty-eight weeks ended July 13, 1997, and increased 23.0% to $1,848,000 for the twelve weeks ended July 12, 1998 from $1,503,000 for the twelve weeks ended July 13, 1997. These increases resulted from greater continuing royalties due to a larger number of franchise units in operation in 1998 and an increase in initial franchise and development fees due to opening more international franchise units in the 1998 periods than in the comparable periods in 1997. Comparable sales at franchise locations decreased .1% for the twenty-eight week period ended July 12, 1998 and decreased .9% for the twelve weeks ended July 12, 1998, compared to the similar periods in 1997.

          Interest income increased to $2,545,000 for the twenty-eight weeks ended July 12, 1998 from $2,271,000 for the comparable period last year. Interest income increased to $1,099,000 for the twelve weeks ended July 12, 1998 from $959,000 for the comparable period of the prior year. These increases were due to larger amounts of cash being invested in the current periods over the comparable periods in 1997. Interest rates were comparable in the periods reported.

          Cost of food and paper products as a percentage of restaurant sales increased to 20.9% for the twenty-eight weeks ended July 12, 1998 from 20.5% for the twenty-eight weeks ended July 13, 1997, and to 20.8% for the twelve weeks ended July 12, 1998 from 20.4% for the twelve weeks ended July 13, 1997. The increased cost was principally due to higher cheese prices during 1998, which increased food costs by approximately $655,000 and $325,000 for the twenty-eight and twelve weeks ended July 12, 1998, respectively. Cheese prices increased in the middle of the fourth quarter of fiscal 1997, decreased toward the end of the first quarter of 1998 but increased significantly throughout the second quarter of 1998. Current cheese prices remain higher than those in the comparable prior year period.

          Restaurant operating expenses - payroll and other employee benefits increased to 26.9% of restaurant sales for the twenty-

                                       Pg. 14





          eight weeks ended July 12, 1998 from 26.1% for the twenty-eight weeks ended July 13, 1997 and increased to 26.8% for the twelve weeks ended July 12, 1998 from 25.9% for the twelve weeks ended July 13, 1997. These percentage increases were attributable to the $539,000 and $244,000 payroll and benefit component of start-up costs incurred and expensed during the twenty-eight and twelve weeks ended July 12, 1998, respectively, under Statement of Position 98-5 of the American Institute of Certified Public Accountants (the ``SOP'') implemented by the Company in the quarter (which expenses in prior years' quarters would have been capitalized and charged to amortization expense over a two year period), as well as higher costs of providing benefits to employees and, to a lesser extent, the effects of the increase in the Federal minimum wage which became effective in September 1997. Restaurant operating expenses - occupancy and other expenses increased to 30.4% of restaurant sales for the twenty-eight weeks ended July 12, 1998 from 29.9% for the twenty-eight weeks ended July 13, 1997 and increased to 30.4% for the twelve weeks ended July 12, 1998 from 29.6% for the twelve weeks ended July 13, 1997. These increases are attributable to the overall cost of non-payroll operating expenses (principally rent and other landlord charges) which increased at a higher rate than the sales increase in the comparable periods of 1997.

          Depreciation and amortization expense for the twenty-eight and twelve weeks of 1998 were approximately $693,000 and $326,000 lower than the same periods in 1997 principally as the result of the absence of amortization of previously capitalized start-up costs which, as discussed below, were fully written off as of the beginning of the year with the implementation of the SOP. Had the Company not implemented the SOP, it would have incurred additional amortization expenses of $531,000 and $206,000 for the twenty-eight and twelve weeks ended July 12, 1998 and July 13, 1997, respectively. The balance of the decrease relates to the absence of depreciation and amortization in 1998 on certain older units and also to the closing of certain Company-owned units.

          General and administrative expenses were $10,367,000 or 5.7% of total revenues for the twenty-eight weeks ended July 12, 1998 compared to $9,261,000 or 5.4% of total revenues for the twenty-eight weeks ended July 13, 1997. General and administrative expenses were $4,403,000 or 5.6% of total revenues for the twelve weeks ended July 12, 1998 compared to $4,119,000 or 5.5% for the twelve weeks ended July 13, 1997. The increase, which occurred principally in the sixteen weeks ended April 19, 1998, was primarily due to higher costs associated with the administration of additional Company-owned restaurants, additional supervisory, administrative and travel expenses related to increased international franchising activities and the $449,000 and $196,000 general and administrative expense component of start-up costs incurred and expensed during the twenty-eight and twelve


                                       Pg. 15





          weeks ended July 12, 1998, respectively, under the SOP (which expenses in prior years' quarters would have been capitalized and charged to amortization expense over a two year period).

          Results for the twelve and twenty-eight weeks ended July 12, 1998 include provisions of $1,525,000 before tax ($946,000 after tax or $.05 basic and diluted earnings per share) for the closing of certain Company-owned restaurants and $986,000 before tax ($611,000 after tax or $.03 basic and diluted earnings per share) for the costs associated with the terminated negotiations of a proposed acquisition by members of the Sbarro family of all the shares of the Company not owned by them.

          The effective income tax rate was 38.0% for both the twenty-eight and twelve weeks ended July 12, 1998 and July 13, 1997.

          The cumulative effect of the change in method of accounting resulted from the Company's implementation of the SOP which requires companies that have capitalized pre-opening and similar costs to write off all existing such costs, net of tax benefit, as a ``cumulative effect of accounting change'' and to expense all such costs as incurred in the future. In accordance with its early application provisions, the Company implemented the SOP as of the beginning of its 1998 fiscal year. In addition to on-going start-up costs incurred and expenses during the quarter with respect to restaurant operating expenses - payroll and other employee benefits and general and administrative expenses, the Company incurred a one-time charge during the sixteen weeks ended April 19, 1998 of $822,000 (net of an income tax benefit of $504,000) to write-off all start-up costs existing as of the beginning of the year.

          Liquidity and Capital Resources

          During the twenty-eight weeks ended July 12, 1998, operating activities contributed $14,925,000 to cash flow resulting primarily from net income of $12,245,000, non-cash expenses of $11,725,000 for depreciation and amortization, $822,000 for the one time charge as a result of the change in the method of accounting for start-up costs pursuant to the SOP and a $1,525,000 provision for unit closings, offset, in part, by an increase in prepaid expenses of $3,040,000, a decrease of $2,852,000 in accounts payable and accrued expenses from their peak year-end balances and a decrease in income taxes payable of $4,586,000. During the twenty-eight weeks ended July 12, 1998, the Company expended approximately $15,760,000 for the acquisition of property and equipment related primarily to the opening of 15 Company-owned restaurants, the Company's share of construction costs related to consolidated joint venture operations and the renovation of the Company's new headquarters building. In addition, $5,521,000 was used to pay, in early 1998, the quarterly cash dividend declared in late 1997 to the

                                       Pg. 16
          Company's shareholders (see ``Dividends''). At July 12, 1998, the Company had cash and cash equivalents and marketable





          securities of approximately $123,027,000 and its working capital was approximately $101,145,000. The Company believes, based on current projections, that its liquid assets presently on hand, together with funds expected to be generated from operations, should be sufficient for its presently contemplated operations, the investment in property and equipment for the opening of additional restaurant locations, and the completion of the renovation and equipping of the Company's new headquarters building.

          Dividends

          The Company's Board of Directors deferred consideration of the Company's first two 1998 quarterly cash dividends pending consideration of the transaction that had been proposed by members of the Sbarro Family. The proposal was conditioned upon, among other things, the suspension of dividends by the Company. Following the termination of that proposed transaction, the Company's Board of Directors determined to consider various strategic alternatives for the benefit of all shareholders. As part of the overall process, the Board of Directors has determined to continue the suspension of cash dividends and did not declare a dividend for the third quarter of fiscal 1998. The Board will consider the payment of cash dividends in the overall context of its decision on implementing a strategic alternative.

          Year 2000

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

          Forward Looking Statement

          Certain statements contained in this Report are forward-looking statements which are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results and performance to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, general economic, weather and business conditions; the availability of suitable





                                       Pg. 17
          restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms; changes in consumer tastes; changes in population and traffic patterns; the Company's ability





          to continue to attract franchisees; the success of its present, and any future, joint ventures and other expansion opportunities; the availability of food (particularly cheese and tomatoes) and paper products at reasonable prices; no material increase occurring in the Federal minimum wage; and the Company's ability to continue to attract competent restaurant and executive managerial personnel.





















                                       Pg. 18





                            PART II.   OTHER INFORMATION

          Item 4.        Submission of Matters to a Vote of Security
          Holders

          At the Company's 1998 Annual Meeting of Shareholders held on August 19, 1998, shareholders:

          (a) Elected the following to serve as Class 3 Directors until the Company's Annual Meeting of Shareholders to be held in the year 2001 and until their respective successors are elected and qualified, by the following votes:

                                        For            Withheld
          Mario Sbarro              16,656,842        2,422,172
          Carmela Sbarro            16,061,621        3,017,393
          Bernard Zimmerman         16,331,994        2,747,020

          (b) A proposal to authorize an amendment to the Company's By-laws with respect to the minimum size of the Company's Board of Directors received the following vote:

                         For        Against       Abstain
                    13,342,360     5,689,339      47,315

               Authorization of the proposal required the affirmative vote of 13,685,539 shares (two-thirds of the Company's outstanding shares) of Common Stock. Accordingly, the proposed By-law amendment was not authorized.

          (c) Ratified the action of the Board of Directors in appointing Arthur Andersen LLP as the Company's independent public accountants for the Company's fiscal year ending January 3, 1999, by the following vote:

                         For       Against        Abstain
                    18,856,049     209,383        13,582

          Item 6.        Exhibits and Reports on Form 8-K.

          (a)  Exhibits:
               No.       Description
               27        Financial Data Schedule

          (b)  Reports on Form 8-K.

               Current Reports on Form 8-K filed by the Company during the twelve weeks ended July 12, 1998 were reports dated (date of earliest event reported): May 28, 1998 and June 17, 1998, each reporting under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements were filed with any of the reports.


                                       Pg. 19






                                      SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SBARRO, INC.
                                        Registrant


          Date:     August 21, 1998     By:  MARIO SBARRO
                                        Mario Sbarro
                                        Chairman of the Board and President



          Date:     August 21, 1998     By:  ROBERT S. KOEBELE
                                        Robert S. Koebele
                                        Vice President-Finance






























                                       Pg. 20







                                    EXHIBIT INDEX




          Exhibit Number           Description

                  27               Financial Data Schedule
















                                     EXHIBIT 27