Form 10-Q
period 1998-10-04
SBARRO INC
filed 1998-11-18
CIK 766004

SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C.  20549

            FORM 10-Q

             __ _
            / X /     Quarterly Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange
                 Act of 1934

            For the quarter ended October 4, 1998        Commission File
            Number 1-8881


            SBARRO, INC.
            (Exact Name of Registrant as Specified in its Charter)


                      NEW YORK                                     11-
            2501939
            (State or other jurisdiction of
            incorporation or organization)               (I.R.S.
            Employer
            Identification No.)

             401 Broad Hollow Road, Melville, New York
            11747
                (Address of principal executive offices)

                      (Zip Code)

            Registrant's telephone number, including area code:  (516)
            715-4100


                           763 Larkfield Road, Commack, New York  11725
                 Former Name, Former Address and Former Fiscal Year, if
            Changed
            Since Last Report


                 Indicate by check mark whether the registrant (1) has
            filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X         No

                 Indicate the number of shares outstanding of each of
            the issuer's classes of common stock as of the latest practicable date.







            Class                              Outstanding at November
            8, 1998

            Common Stock, $.01 par value
            20,528,309

            ____________________________________________________________
            ____________________________________________________________
            ____________________






            SBARRO, INC.

            FORM 10-Q INDEX



            PART I.     FINANCIAL INFORMATION
            PAGES


            Consolidated Financial Statements:

                 Balance Sheets - October 4, 1998 (unaudited)
             and December 28, 1997. . . . . . . . . . . . . . . . . .
            3-4

                 Statements of Income (unaudited) - Forty Weeks
            ended October 4, 1998 and October 5, 1997 and Twelve
            Weeks ended October 4, 1998 and October 5, 1997  . . . . .
            5-7

                 Statements of Cash Flows (unaudited) - Forty
            Weeks ended October 4, 1998 and October 5, 1997. . . . . .
            8-9

                 Notes to Unaudited Consolidated Financial
            Statements - October 4, 1998. . . . . . . . . . . . . . . .
            10

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . .12-16


            PART II.    OTHER INFORMATION  . . . . . . . . . . . . . . .

            Pg. 2







            SBARRO, INC. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS

            ASSETS


                      (In thousands)
                 October 4,     December 28,
                    1998       1997
                   (unaudited)
            Current assets:
                 Cash and cash equivalents     $120,805  $119,810
                 Marketable securities     5,000     7,500

                 Receivables:
                      Franchisees    1,132     810
                      Other           2,755          1,565

                            3,887    2,375

                 Inventories     2,572    2,962

                 Prepaid expenses          6,025           1,768

                      Total current assets        138,289     134,415

            Property and equipment, net      138,691     136,798

            Other assets          6,129               7,436

                                  $283,109       $278,649














            (continued)



            Pg. 3





            SBARRO, INC. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS (CONTINUED)

            LIABILITIES AND SHAREHOLDERS' EQUITY


                                     (In thousands)
                                October 4,     December 28,
                                   1998       1997
                                       (unaudited)
            Current liabilities:
                 Accounts payable              $   6,560      $ 10,086
                 Accrued expenses                23,998       26,025
                 Dividend payable              -    5,521
                 Income taxes             32               4,777

                      Total current liabilities                 30,590
                 46,409


            Deferred income taxes                10,681       11,801


            Shareholders' equity:
                 Preferred stock, $1 par value;
                      Authorized 100,000,000 shares;
                      none issued              -         -
                 Common stock, $.01 par value;
                      Authorized 40,000,000 shares;
                      issued and outstanding 20,528,309
                      shares at October 4, 1998 and
                      20,446,654 shares at
                      December 28, 1997             205       204





                 Additional paid-in capital                34,516
                 32,444
                 Retained earnings           207,117          187,791

                                     241,838             220,439

                                        $283,109       $278,649





            See notes to unaudited consolidated financial statements




            Pg. 4





            SBARRO, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME

            (UNAUDITED)

                                     (In thousands, except per share
            data)
                                For the forty weeks ended:
                                October 4,     October 5,
                                      1998                  1997
            Revenues:
                 Restaurant sales              $256,708       $244,903
                 Franchise related income            6,192    5,152
                 Interest income              3,734              3,288

                      Total revenues      266,634            253,343

            Costs and expenses:
                 Cost of food and paper products                54,068
                 50,289
                 Restaurant operating expenses:
                      Payroll and other employee
                           benefits              68,161       63,045
                      Occupancy and other                  76,301
                 71,554
                 Depreciation and amortization             16,986
                 17,999
                 General and administrative                14,808
                 13,354
                      Provision for unit closings   1,525     -





                      Terminated transaction costs  986  -
                      Litigation settlement and
                           related costs  3,544     -
                 Other income         ( 2,242)            (1,324)
                      Total costs and expenses     234,137       214,917


            Income before income taxes and
                 Cumulative effect of change in
                 method of accounting
                 for start-up costs    32,497       38,426
            Income taxes         12,349              14,602
            Income before cumulative effect
                 of accounting change           20,148
            23,824

            Cumulative effect of change in
                  Method of accounting for
                      start-up costs, net of income
                  taxes of $504             (822)                -

            Net income              $19,326             $23,824

            See notes to unaudited consolidated financial statements

            Pg. 5



            SBARRO, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME

            (UNAUDITED)

                                               (In thousands, except per
            share data)
                                                    For the forty weeks
            ended:
                                October 4,     October 5,
                                      1998          1997
            Per share information:
                 Net income per share:

                 Basic:

                      Income before accounting change              $.98
                 $1.17
                      Accounting change             (.04)           -

                      Net income               $.94      $1.17

                 Diluted:





                      Income before accounting change              $.98
                 $1.16
                      Accounting change             (.04)           -

                      Net income               $.94      $1.16

            Shares used in computing net income
                 per share:

                      Basic                 20,512,956     20,421,266


                      Diluted               20,598,098     20,524,767







            See notes to unaudited consolidated financial statements



            Pg. 6







            SBARRO, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME

            (UNAUDITED)

                                             (In thousands, except per
            share data)
                                                    For the twelve weeks
            ended:
                                October 4,     October 5,
                                     1998               1997
            Revenues:
                 Restaurant sales              $  82,680      $79,805
                 Franchise related income            2,038         1,856
                 Interest income            1,189              1,017
                      Total revenues      85,907        82,678

            Costs and expenses:
                 Cost of food and paper products                17,645
                 16,491
                 Restaurant operating expenses:
                      Payroll and other employee





                           benefits              21,262       19,946
                      Occupancy and other                  23,316
                 22,207
                 Depreciation and amortization            5,261    5,581
                 General and administrative               4,441    4,093
                 Litigation settlement and
                  related costs      3,544     -
                 Other income            (983)              (489)
                      Total costs and expenses     74,486         67,829


            Income before income taxes                11,421
                 14,849
            Income taxes           4,340              5,643
            Net income             $ 7,081         $ 9,206

            Per share information:
                 Net income per share:

                 Basic:
                      Net income:         $.34      $.45
                 Diluted:
                      Net income          $.34      $.45

            Shares used in computing net
             income per share:

                 Basic            20,528,309     20,440,596
                 Diluted          20,530,983     20,526,757

            See notes to unaudited consolidated financial statements

            Pg. 7





            SBARRO, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS

            (UNAUDITED)

                                          (In thousands)
                                                           For the forty
            weeks ended:
                                October 4,     October 5,
                                  1998               1997
            Operating activities:

            Net income               $  19,326      $23,824
            Adjustments to reconcile net
            income to net cash provided by





             operating activities:
                      Cumulative effect of change
                           in method of accounting for
                           start-up costs           822  -
                      Depreciation and amortization             17,056
                 17,999
                      Deferred income taxes              (616)     (184)
                      Provision for unit closings             1,525
                 -
                      Changes in operating assets
                           and liabilities:
                           Increase in receivables            (1,512)
                 (463)
                           Decrease in inventories            390
                 176
                           Increase in prepaid expenses
                 (4,257)   (4,589)
                           Increase in other assets           (253)
                 (1,491)
                           Decrease in accounts payable
                            and accrued expenses              (4,704)
                 (2,261)
                           Decrease in income taxes
                            payable           (4,745)         (4,646)

            Net cash provided by operating
                 activities              23,032         28,365

            Investing activities:

            Proceeds from maturity of
                 marketable securities     2,500    2,500
            Purchases of property and
                 equipment          (21,089)      (20,709)

            Net cash used in investing
                 activities              (18,589)      (18,209)


            (continued)


            Pg. 8



            SBARRO, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

            (UNAUDITED)


                                          (In thousands)





                                    For the forty weeks ended:
                                October 4,     October 5,
                                  1998               1997
            Financing activities:

            Proceeds from exercise of
                 stock options             2,073    1,129
            Cash dividends paid      (5,521)        (21,238)

            Net cash used in
                 financing activities          (3,448)        (20,109)

            Increase (decrease) in cash
                 and cash equivalents               995  (9,953)

            Cash and cash equivalents at
                 beginning of period          119,810        104,818

            Cash and cash equivalents at
                 end of period         $120,805        $94,865



            Supplemental disclosure of cash
                 flow information:

            Cash paid during the period
                 for income taxes             $20,157        $19,354








            See notes to unaudited consolidated financial statements



            Pg. 9





            SBARRO, INC. AND SUBSIDIARIES
            Notes to Unaudited Consolidated Financial Statements


            1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not





            include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at October 4, 1998 and their consolidated results of operations for the forty and twelve weeks ended October 4, 1998 and October 5, 1997 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

            2. The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position (SOP) 98-5 which requires companies that capitalize pre-opening and similar costs to write off all existing such costs, net of tax benefit, as a cumulative effect of accounting change and to expense all such costs as incurred in the future. In accordance with its early application provisions, the Company has implemented the SOP as of the beginning of its 1998 fiscal year.

            3. The provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", became effective as to the Company for the quarter and year ended December 28, 1997. SFAS No. 128 requires the presentation of both basic and diluted earnings per share on the face of the income statement. The number of shares of common stock subject to stock options included in diluted earnings per share were 85,142 and 2,674 for the forty and twelve weeks ended October 4, 1998, respectively, and 103,501 and 86,161 for the forty and twelve weeks ended October 5, 1997, respectively. As required by SFAS 128, all prior period amounts have been restated to conform to the new presentation.



            Pg. 10



            SBARRO, INC. AND SUBSIDIARIES
            Notes to Unaudited Consolidated Financial Statements
            (continued)


            4. In the first quarter of 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income", which establishes new rules for the reporting of comprehensive income and its





            components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. For the forty weeks and twelve weeks ended October 4, 1998 and October 5, 1997, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for all periods presented.


            5. Following the Company's announcement of a proposal for the merger of the Company with a company to be owned by members of the Sbarro Family, seven lawsuits were instituted against the Company, certain directors and/or members of the Sbarro Family. In June 1998, the Sbarro Family withdrew its proposal and, in September 1998, the actions were discontinued.

            6. As previously reported, in June 1997, under the provisions of the Fair Labor Standards Act, an action entitled Kenneth Hoffman and Gloria Curtis, on behalf of themselves and all others similarly situated v. Sbarro, Inc., was filed in the United States District Court for the Southern District of New York. In November 1998, a settlement was agreed upon, subject to court approval, which resulted in a one-time charge of $3,544,000 before tax or $2,197,000 after tax ($.11 basic and diluted earnings per share) reflected in the operating income of both the twelve and forty weeks ended October 4, 1998.

















            Pg. 11

            SBARRO, INC. AND SUBSIDIARIES

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      Results of Operations





                      The Company's business is subject to seasonal
            fluctuations, the effects of weather and economic conditions. Earnings have been highest in its fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Normally, the fourth fiscal quarter accounts for approximately 40% of net income for the year. In 1997, the fourth fiscal quarter accounted for 38% of net income for the year before a provision for unit closings. The length of the holiday shopping period between Thanksgiving and Christmas and the number of weeks in the fourth quarter and other factors can produce changes in the fourth quarter earnings relationship from year to year. The fourth quarter of fiscal 1998 will consist of thirteen weeks.

                      The following table provides information
            concerning the number of Company-owned and franchised restaurants in operation during each indicated period:

                 40 Weeks  40 Weeks  12 Weeks  12 Weeks
                 Ended     Ended     Ended     Ended       Fiscal Year
                 10/04/98  10/05/97  10/04/98  10/05/97       1997 1996
            Company-owned restaurants:
                 Opened during period     19   19   4    5         30
                 29
                 Acquired from (sold to)
                      franchisees during
                      period-net     1    2     -   1         4    1
                 Closed during period     (18) (5)  (5)  -         (8)
                 (4)
                 Open at end of period   *     625  613  625  613
                 623  597

            Franchised restaurants:
                 Opened during period     26   31   11   14        47
                 36
                 Purchased from (sold to)
                      Company during period-net     (1)  (2)  -    (1)
                 (4)  (1)
                 Closed or terminated
                      during period  (8)  (22) (2)  (3)       (23) (16)
                 Open at end of period    256  226  256  226       239
                 219

            All restaurants:
                 Opened during period     45   50   15   19        77
                 65
                 Closed or terminated
                      during period  (26) (27) (7)  (3)       (31) (20)
                 Open at end of period   *     881  839  881  839
                 862  816

            Kiosks (all franchised)





                 open at end of period    9    6    9    6         7
                 7
            ______________________
            *         Included are joint venture mall
            locations which operate as Umberto
            of New Hyde Park    6    5    6    5         5    3

            Pg. 12

            Restaurant sales from Company-owned units increased 4.8% to $256,708,000 for the forty weeks ended October 4, 1998 from $244,903,000 for the comparable period in 1997 and 3.6% to $82,680,000 for the twelve weeks ended October 4, 1998 from $79,805,000 for the comparable period in 1997. These increases resulted primarily from a higher number of units in operation during both periods of the current fiscal year and selective menu price increases of approximately 1.4% and .7% which became effective in September 1998 and mid February 1998, respectively. An increase of .9% in comparable restaurant sales also contributed to the increase in restaurant sales for the forty week period. Comparable restaurant sales for the twelve-week period were relatively
            unchanged.                                Comparable unit
            sales for the forty week period were $235,659,000 and for the twelve week period were $75,244,000. Comparable unit sales are made up of sales at locations that were open during the entire current and prior fiscal year.

            Franchise related income increased 20.2% to $6,192,000 for the forty weeks ended October 4, 1998 from $5,152,000 for the comparable period in 1997. Franchise related income increased 9.8% to $2,038,000 for the twelve weeks ended October 4, 1998 from $1,856,000 for the comparable period in 1997. These increases resulted from greater continuing royalties due to a larger number of franchise units in operation in 1998 and an increase in initial franchise and development fees due to opening more international franchise units in 1998 than in the comparable periods in 1997. Comparable sales at franchise locations decreased .8% for the forty week period ended October 4, 1998 and decreased 2.3% for the twelve weeks ended October 4, 1998 compared to the similar periods in 1997.

            Interest income increased to $3,734,000 for the forty weeks ended October 4, 1998 from $3,288,000 for the comparable period in 1997 and to $1,189,000 for the twelve weeks ended October 4, 1998 from $1,017,000 for the comparable period in 1997. These increases were due to larger amounts of cash being invested in the current periods over the comparable periods in 1997. Interests rates were comparable in the periods reported.

            Cost of food and paper products as a percentage of restaurant sales increased to 21.1% for the forty weeks





            ended October 4, 1998 from 20.5% for the comparable period in 1997 and to 21.3% for the twelve weeks ended October 4, 1998 from 20.7% for the comparable period in 1997. The increased cost was principally due to higher cheese prices during 1998, which increased food costs by approximately $1,400,000 and $750,000 for the forty and twelve weeks ended October 4, 1998, respectively. Cheese prices increased in the middle of the fourth quarter of fiscal 1997, decreased toward the end of the first quarter of 1998 but


            Pg. 13

            increased significantly during the second and third quarters of 1998. Current cheese prices have continued to increase and remain significantly higher than in the fourth quarter of fiscal 1997.

            Restaurant operating expenses - payroll and other employee benefits increased to 26.6% of restaurant sales for the forty weeks ended October 4, 1998 from 25.7% for the comparable period in 1997 and to 25.7% for the twelve weeks ended October 4, 1998 from 25.0% for the comparable period in 1997. These percentage increases were attributable to the $693,000 and $154,000 payroll and benefit component of start-up costs incurred and expensed during the forty and twelve weeks ended October 4, 1998, respectively, under Statement of Position 98-5 of the American Institute of Certified Public Accountants (the "SOP") implemented by the Company in the first quarter of fiscal 1998 (which expenses in prior years' quarters would have been capitalized and charged to amortization expense over a two year period). In addition, the effects of the increase in the Federal minimum wage which became effective in September 1997, a strong labor market and an increase in unemployment and other payroll taxes contributed to the increase. Restaurant operating expenses - occupancy and other expenses increased to 29.7% for the forty weeks ended October 4, 1998 from 29.2% for the comparable period in 1997 and to 28.2% for the twelve weeks ended October 4, 1998 from 27.8% for the comparable period in 1997. These increases are attributable principally to rent and other landlord charges increasing at a higher rate than the increase in sales in the comparable periods of 1997.

            Depreciation and amortization expenses for the forty and twelve week periods ended October 4, 1998 were approximately $1,013,000 and $320,000 lower than the same periods in 1997 principally as the result of the absence of amortization of previously capitalized start-up costs which, as discussed below, were fully written off as of the beginning of the year with the implementation of the SOP. Had the Company not implemented the SOP, it would have incurred amortization expenses of $767,000 and $236,000 for the forty and twelve





            weeks ended October 4, 1998 related to previously capitalized start-up costs. The balance of the decrease relates to the absence of depreciation and amortization in 1998 on certain older units and also to the closing of certain Company-owned units.

            General and administrative expenses were $14,808,000 or 5.6% of total revenues for the forty weeks ended October 4, 1998 compared to $13,354,000 or 5.3% of total revenues for the forty weeks ended October 5, 1997. General and administrative expenses were $4,441,000 or 5.2% of total revenues for the twelve weeks ended October 4, 1998 compared to $4,093,000 or 5.0% of total revenues for the comparable period in 1997. The increases were due to higher costs associated with the administration of additional Company-owned restaurants, and additional supervisory,

            Pg. 14
            administrative and travel expenses related to increased international franchising activities. In addition, $620,000 and $171,000 of the increase was attributable to the general and administrative expense component of start-up costs incurred and expensed during the forty and twelve weeks ended October 4, 1998, respectively, under the SOP (which expenses in prior years' quarters would have been capitalized and charged to amortization expense over a two year period).

            Results for the twelve and forty weeks ended October 4, 1998 include a provision of $3,544,000 before tax or $2,197,000 after tax ($.11 basic and diluted earnings per share) for costs associated with the settlement in November 1998 of a previously reported lawsuit under the Fair Labor Standards Act. The settlement is subject to court approval.

            Results for the forty weeks ended October 4, 1998 also include one-time charges to operating income incurred earlier in 1998 of $1,525,000 before tax or $946,000 after tax ($.05 basic and diluted earnings per share) for the closing of certain Company-owned restaurants and $986,000 before tax or $611,000 after tax ($.03 basic and diluted earnings per share) for costs associated with terminated negotiations of a proposed acquisition by members of the Sbarro family of all shares of the Company not owned by them.

            Other income increased $918,000 and $494,000 during the forty weeks and twelve weeks ended October 4, 1998, respectively, from the comparable periods in 1997 primarily as a result of increased incentives from suppliers.

            The effective income tax rate was 38% for both the forty and twelve weeks ended October 4, 1998 and October 5, 1997.





            The cumulative effect of the change in method of accounting resulted from the Company's implementation of the SOP which requires companies that have capitalized pre-opening and similar costs to write off all existing such costs, net of tax benefit, as a cumulative effect of accounting change and to expense all such costs as incurred in the future. In accordance with its early application provisions, the Company implemented the SOP as of the beginning of its 1998 fiscal year. In addition to on-going start-up costs incurred and expensed during 1998 with respect to restaurant operating expenses - payroll and other employee benefits and general and administrative expenses, the Company incurred a one-time charge during the sixteen weeks ended April 19, 1998 of $822,000 (net of an income tax benefit of $504,000) to write-off all start-up costs existing as of the beginning of the year.



            Pg. 15





            Liquidity and Capital Resources

            During the forty weeks ended October 4, 1998, operating activities contributed $23,032,000 to cash flow. This consisted primarily of net income of $19,326,000, non-cash depreciation and amortization of $17,056,000, a one time charge for a change in the method of accounting for start-up costs pursuant to the SOP of $822,000 and a provision for unit closings of $1,525,000, and was, offset in part, principally by an increase in prepaid expenses of $4,257,000, a decrease in accounts payable and accrued expenses of $4,704,000 from their peak year-end balances and a decrease in income taxes payable of $4,745,000. During the forty weeks ended October 4, 1998, the Company expended approximately $21,089,000 for the acquisition of property and equipment related primarily to the opening of 19 Company-owned restaurants, the Company's share of construction costs related to consolidated joint venture operations and the renovation of the Company's new headquarters building. In addition, $5,521,000 was used to pay, in early 1998, the quarterly cash dividend declared in late 1997 to the Company's shareholders (see "Dividends").
            At October 4, 1998, the Company had cash and cash equivalents and marketable securities of approximately $125,805,000 and its working capital was approximately $107,699,000. The Company believes, based on current projections, that its liquid assets presently on hand, together with cash generated from operations, should be sufficient for its presently contemplated operations, the





            investment in property and equipment for the opening of additional restaurant locations, and the completion of the renovation and equipping the Company's new headquarters building.

            Dividends

            The Company's Board of Directors deferred consideration of the Company's 1998 quarterly cash dividends pending consideration of the transaction that had been proposed by members of the Sbarro Family. The proposal was conditioned upon, among other things, the suspension of dividends by the Company. Following the termination of the proposed transaction, the Company and its investment bankers began considering various strategic alternatives for the benefit of all of its shareholders. Accordingly, the Company's Board of Directors has continued to defer consideration of cash dividends and will evaluate future dividends in light of circumstances as they exist at the time.

            Year 2000

            The Company does not believe, based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will have a material effect on the Company's

            Pg. 16

            results of operations or financial position. In addition, the Company has addressed the Year 2000 issue with its principal suppliers and has been assured that they will be timely Year 2000 compliant.

            Forward-Looking Statements

            Certain statements contained in this Report are forward-looking statements which are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results and performance to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, general economic, weather and business conditions; the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms; changes in consumer tastes; changes in population and traffic patterns; the Company's ability to continue to attract franchisees; the success of its present, and any future, joint ventures and other expansion opportunities; the availability of food (particularly cheese and tomatoes) and paper products at reasonable prices; no material increase occurring in the Federal minimum wage; and





            the Company's ability to continue to attract competent restaurant and executive managerial personnel.



            PART II.   OTHER INFORMATION


            Item 1.        Legal Proceedings.

            Following the Company's announcement of a proposal for the merger of the Company with a company to be owned by members of the Sbarro Family, seven lawsuits were instituted against the Company, certain directors and/or members of the Sbarro Family. In June 1998, the Sbarro Family withdrew its proposal and, in September 1998, the actions were discontinued.

            As previously reported, in June 1997, under the provisions of the Fair Labor Standards Act, an action entitled Kenneth Hoffman and Gloria Curtis, on behalf of themselves and all others similarly situated v. Sbarro, Inc., was filed in the United States District Court for the Southern District of New York. In November 1998, a settlement was agreed upon, subject to court approval, which resulted in a one-time charge of $3,544,000 before tax or $2,197,000 after tax ($.11 basic and diluted earnings per share) reflected in the operating income of both the twelve and forty weeks ended October 4, 1998.


            Pg. 17













            Item 6.        Exhibits and Reports on Form 8-K.

            (a)  Exhibits:
                 No.       Description
                 27        Financial Data Schedule

            (b)  Reports on Form 8-K.





                 The only Report on Form 8-K filed by the Company during
            the quarter for which this Report is filed was dated (date of earliest event reported) September 14, 1998 reporting under Item 5, Other Events. No financial statements were filed with that Report.



























            Pg. 18










            SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SBARRO, INC.





                                          Registrant


            Date:  November 17, 1998      By:  /s/  MARIO SBARRO

                                          Mario Sbarro
                                          Chairman of the Board and
            President



            Date:  November 17, 1998      By:  /s/  ROBERT S. KOEBELE

                                          Robert S. Koebele
                                          Vice President-Finance




















            Pg. 19













            EXHIBIT INDEX



            Exhibit Number           Description






            27 Financial Data Schedule














            EXHIBIT 27