Form 10-K
period 1998-12-31
SBARRO INC
filed 1999-04-05
CIK 766004

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 3, 1999

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission file number 1-8881

                                  SBARRO, INC.
             (Exact name of Registrant as specified in its charter)

         NEW YORK                                          11-2501939
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

         The aggregate market value of Common Stock held by non-affiliates of the registrant as of February 26, 1999 was approximately $339,908,000.

         The number of shares of Common Stock of the registrant outstanding as of February 26, 1999 was 20,531,977.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                  SBARRO, INC.

                                     PART I

ITEM 1.  BUSINESS


                  Sbarro, Inc., a New York corporation, was organized in 1977 and is the successor to a number of family food and restaurant businesses developed and operated by the Sbarro family. The Company has become a leading operator and franchisor of family-style Italian restaurants, with 898 restaurants worldwide at January 3, 1999. In addition, since 1995, the Company has created, through joint ventures, other concepts for the purpose of developing growth opportunities in addition to its Sbarro restaurants. (See "New Ventures", below.) As used in this Report, the terms "Company" and "Sbarro" refers to Sbarro, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

                  Recent Developments

                  On January 19, 1999, the Company, Sbarro Merger LLC, a New York limited liability company ("Mergeco"), and Mario Sbarro, Joseph Sbarro, Joseph Sbarro (1994) Family Limited Partnership, Anthony Sbarro and Mario Sbarro and Franklin Montgomery, not individually but as trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants (collectively the "Sbarro Family") entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement followed an initial proposal for a similar transaction made in January 1998 and terminated in June 1998, and a revised proposal made on November 25, 1998 that became the subject of the Merger Agreement (the "Revised Proposal").

                  The Merger Agreement provides for the merger of Mergeco with and into the Company (the "Merger"), with each outstanding share of the Company's Common Stock, other than shares held of record by Mergeco or the Sbarro Family or in the Company's treasury, to be converted into the right to receive $28.85 in cash (the "Merger Consideration"). The shares to be purchased comprise approximately 65.6% of the Company's presently outstanding shares of Common Stock. In addition, all outstanding stock options, including those held by the Sbarro Family, will be terminated. For each such option, the holder thereof will be paid the difference between the Merger Consideration and the exercise price per share, multiplied by the total number of shares of Common Stock subject to such option.

                  The Merger Agreement contains certain conditions to closing, including, among other things, (i) adoption of the Merger Agreement by a majority of the votes cast (excluding votes cast by the Sbarro Family, abstentions and broker non-votes) at a meeting of the Company's shareholders to be called to consider adoption of the Merger Agreement, (ii) receipt of financing for the transactions contemplated by the Merger Agreement, (iii) the continued suspension of dividends by the Company and (iv) the settlement of shareholder class action lawsuits that have been filed relating to the Merger. A Memorandum of Understanding to settle those lawsuits was entered into on January 19, 1999. See "Legal Proceedings" in Item 3 of this Report.

                  This Report does not give effect to changes in the Company that will occur if the Merger is consummated.

                  General

                  The Company develops and operates or franchises an international chain of family- style Italian restaurants principally under the "Sbarro" and "Sbarro The Italian Eatery" names ("Sbarro restaurants"). Sbarro restaurants are family-oriented cafeteria-style restaurants featuring a menu of popular Italian food, including pizza with a variety of toppings, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, cheesecake and other desserts.

         As of January 3, 1999, there were 898 Sbarro and mall-based Umberto of New Hyde Park restaurants (630 of which were Company owned and operated and 268 were franchised) located in 48 states throughout the United States, its territories and 21 countries throughout the world. In addition, since 1995, the Company has created and operated, through joint ventures, other concepts for the purpose of developing growth opportunities in addition to its Sbarro restaurants.


                  Restaurant Expansion

                  The Company has expanded significantly in recent years, growing from 123 restaurants at the time of the Company's initial public offering of Common Stock in 1985 to 649 restaurants at the beginning of 1994 and 898 at the end of 1998. During 1998, 69 new Sbarro and mall-based Umberto of New Hyde Park restaurants were opened, of which 26 were Company-owned and 43 were franchised, while 20 Company-owned and 13 franchised units were closed.

                  At the end of 1999, the Company expects that there will be an additional 57 units in operation, of which approximately 22 (net of estimated unit closings) are expected to be Company- owned and the balance are expected to be franchised. The actual number of additional units will depend on the availability of appropriate sites, as well as other factors.

                  While most Sbarro restaurants are located in shopping malls, in recent years the Company has been expanding the basic Sbarro concept outside the shopping mall environment by adding Company-owned and franchised restaurants in downtown areas in major United States cities, such as Boston, Chicago, New York and Philadelphia, as well as on toll roads, in strip shopping centers, hospitals, convention centers, universities, casinos, hotels and airports. In addition, kiosks have been introduced in certain selected markets.

                  The following table indicates the number of Company-owned and franchised restaurants (excluding non-mall joint venture restaurants) during each of the years from 1994 through 1998.

                                                                           Fiscal Year

                                                       1998       1997     1996    1995     1994
                                                       ----       ----     ----    ----     ----

Company-owned Sbarro restaurants:
 Opened during period  (1)                               26         30       29       44        53
 Acquired from franchisees
   during period                                          1          4        1       -          2
 Closed during period  (2)                              [20]        [8]      [4]     [40]       [3]
 Open at end of period  (3)                             630        623      597      571       567

Franchised Sbarro restaurants:
 Opened during period                                    43         47       36       40        38
 Sold to Company during period                           [1]        [4]      [1]       -        [2]
 Closed or terminated during period                     [13]       [23]     [16]      [2]       [8]
Open at end of period                                   268        239      219      200       162


All Sbarro restaurants:
 Opened during period  (1)                               69         77       65       84        91
 Closed or terminated during period  (2)                [33]       [31]     [20]     [42]      [11]
 Open at end of period  (3)                             898        862      816      771       729

Kiosks  (all franchised) open at end of year              8          7        7        8         7



(1) Includes, in 1998, 1997 and 1996, one, two and three mall locations, respectively, of a joint venture which operates as Umberto of New Hyde Park which, for the purpose of this Report, are considered Sbarro restaurants.

(2) See Note B to "Selected Financial Data" in Item 6 of this Report for information with respect to charges in 1998 and 1995 relating to the closing and planned closing of certain Company- owned units.

(3) Includes, in 1998, 1997 and 1996, six, five and three joint venture mall locations which operate as Umberto of New Hyde Park


                  Concept and Menu

                  Sbarro restaurants are family oriented, offering quick, efficient, cafeteria and buffet style service designed to minimize customer waiting time and facilitate table turnover. The decor of a Sbarro restaurant incorporates booth and table seating (for "in-line" restaurants), with a contemporary motif that blends with the characteristics of the surrounding area.

                  As of January 3, 1999, there were 258 "in-line" Sbarro restaurants and 633 "food court" Sbarro restaurants. In addition, franchisees operated seven freestanding Sbarro restaurants, including two in the Middle East, three in Minnesota and one in each of the Bahamas and Puerto Rico. "In-line" restaurants, which are self-contained restaurants, usually occupy approximately 1,500- 3,000 square feet, contain the space and furniture to seat approximately 60-120 people and employ 10-40 persons, including part-time personnel. "Food court" restaurants are primarily located in areas of shopping malls designated exclusively for restaurant use and share a common dining area provided by the mall. These restaurants generally occupy approximately 500-1,000 square feet and contain only kitchen and service areas. They frequently have a more limited menu than an "in-line" restaurant and employ 6-30 persons, including part-time personnel.

                  Sbarro restaurants are generally open seven days a week serving lunch, dinner and, in a limited number of locations, breakfast, with hours conforming to those of the major department stores or other large retailers in the mall or trade area. Typically, mall restaurants are open to serve customers 10 to 12 hours a day, except on Sunday, when mall hours may be more limited. For Company-owned restaurants open a full year, average sales in 1998 (first 52 weeks) and 1997 were $705,000 and $693,000, respectively, for "in-line" restaurants and $506,000 and $493,000, respectively, for "food court" restaurants. A principal factor in the increase in average sales per restaurant was the 1.4% and .7% selective menu price increases in September 1998 and February 1998, respectively.

                  Sbarro restaurants feature a menu of popular Italian food, including pizza with a variety of toppings, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, cheesecake and other desserts. In addition to soft drinks, some of the larger restaurants serve beer and wine, although alcoholic beverage sales are not emphasized.

                  All food products are prepared fresh daily in each restaurant according to special recipes developed by the Company. Emphasis is placed on serving generous portions of quality Italian-style food at value prices. Entree selections, excluding pizza, generally range in price from $2.99 to $5.29. The Company believes that pizza, which is sold predominantly by the slice, accounts for approximately one-half of Sbarro restaurant sales.

                  Substantially all of the food ingredients and related restaurant supplies used by the restaurants are purchased from a national independent wholesale food distributor which is required to adhere to established product specifications for all food products sold to the Company's restaurants. Breads, pastries, produce, fresh dairy and certain meat products are purchased locally for each restaurant. Soft drink mixes are purchased from major beverage producers under national contracts. The Company believes that there are other distributors who would be able to service the Company's needs and that satisfactory alternative sources of supply are generally available for all items regularly used in the restaurants.


                  Restaurant Management

                  Each Sbarro restaurant is managed by one General Manager and one or two Co- Managers or Assistant Managers. Managers are required to participate in Company training sessions in restaurant management and operations prior to the assumption of their duties. In addition, each restaurant Manager is required to comply with an extensive operations manual containing procedures for assuring uniformity of operations and consistent high quality of products.

                  The Company has a Restaurant Management Bonus Program which provides the management teams of Company-owned Sbarro restaurants with the opportunity to receive a percentage of restaurant sales in cash bonuses based on certain performance-related criteria.

                  The Company also employs 70 - 75 Area Directors, each of whom is typically responsible for the operations of 6 - 14 Company-owned Sbarro restaurants in a given area. Before each new restaurant opening, the Company assigns an Area Director to coordinate opening procedures. Each Area Director reports to one of the 13 Regional Directors. The Regional Directors recruit and supervise the managerial staff of all Company-owned Sbarro restaurants and report to one of the five Regional Vice Presidents. The Regional Vice Presidents coordinate the activities of the Regional Directors assigned to their areas of responsibility and report to one of two Corporate Vice Presidents. The Corporate Vice Presidents have total responsibility for their geographic areas.

                  Franchise Development

                  Growth in franchise operations occurs through the establishment of new Sbarro restaurants by new franchisees and by existing franchisees capable of multi-unit operations. The Company relies principally upon its reputation and the strength of its existing restaurants to attract new franchisees.

                  As of January 3, 1999, the Company had 268 franchised Sbarro restaurants operated by 73 franchisees in 30 states of the United States as well as its territories and in 21 countries throughout the world. The Company is presently considering additional franchise opportunities in the United States and other countries.

                  In certain instances, franchise locations have been established through territorial agreements under which the Company has granted, for specified time periods, exclusive rights to enter into franchise agreements for restaurant units in certain geographic areas, primarily in foreign countries, or for specified non-mall locations (such as for certain toll roads or airports) in the United States or foreign countries.

                  The Company's basic franchise agreement generally requires payment of an initial fee and continuing royalties at rates of 5% - 7% of gross revenues. Franchise agreements entered into prior to 1988 generally have an initial term of 15 years with the franchisee having a renewal option provided that the agreement has not been previously terminated by either party for specified reasons. Since 1988, the Company has required the franchise agreements to be coterminous with the underlying lease, but generally not less than ten nor more than twenty years. Since 1990, the renewal option has also been subject to certain conditions, including a remodel or image enhancement requirement. Franchise agreements granted under territorial agreements and those for non-traditional sites contain negotiated fees, royalty rates and terms and conditions other than those contained in the Company's basic franchise agreement. The franchise and territorial agreements provide the Company with the right to terminate a franchisee for a variety of reasons, including insolvency or bankruptcy, failure to operate its restaurant according to standards, understatement of gross receipts, failure to pay fees, or material misrepresentation on an application for a franchise.

                  The  Company   employs  ten   management   level   individuals
responsible for overseeing the operations of franchise units and for developing new units. These employees report to a Corporate Vice President.

                  New Ventures

                  Since 1995, the Company has entered into joint venture arrangements for the purpose of developing new restaurant concepts. The first venture, in which the Company has a 40% interest, presently operates five casual dining restaurants, with a Rocky Mountain steakhouse motif, under the name Boulder Creek Steaks & Saloon. In addition, it operates one Rothmann's Steakhouse, a fine dining restaurant. A second fine dining steakhouse is under construction. Another venture, in which the Company has a 70% interest, is a moderately priced, table service restaurant chain featuring an Italian Mediterranean menu, currently operating two restaurants under the names Salute and Cafe Med. During 1997, the joint venture determined to close two other restaurants resulting in a $3,300,000 before tax ($2,046,000 or $.10 basic and diluted earnings per share after tax) charge to the Company's earnings. A third venture in which the Company has an 80% interest is a family restaurant concept in mall and non-mall locations under the name Umberto of New Hyde Park. In non-mall locations, this concept features table service and take-out pizza and other Italian-style foods. This venture currently operates six restaurants in strip shopping centers and six in shopping malls. One non-mall restaurant was closed in 1998. In February 1999, the Company instituted an action against its partner in this joint venture alleging, among other things, breach of contract and unfair competition, seeking damages and injunctive relief. The matter is in its initial stages and no answer has been submitted to this complaint. To date, all joint-venture restaurants, except four Umberto of New Hyde Park mall units, are located in the New York City metropolitan area. The Company continues to monitor the results of these three concepts for the purpose of evaluating their potential future growth. In March 1999, another joint venture, in which the Company has a 50% interest entered into an agreement to acquire a business which currently operates two Mexican-style restaurants. The Company is also currently considering entering into a joint venture for the purpose of establishing a seafood restaurant.

                  Employees

                  As of January 3, 1999, the Company (exclusive of joint ventures to which the Company is a party) employed approximately 7,500 persons, of whom approximately 3,300 were full-time field and restaurant personnel, 4,000 were part-time restaurant personnel and 200 were corporate administrative personnel. None of the Company's employees are covered by collective bargaining agreements. The Company believes its employee relations are satisfactory.

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

                  Trademarks

                  The Sbarro restaurants operate principally under the "Sbarro" and "Sbarro The Italian Eatery" service marks, which are registered with the United States Patent and Trademark Office for terms presently expiring in 2004 and 2001, respectively. Registered service marks may continually be renewed for 10 year periods. The Company has also registered or filed applications to register "Sbarro" and "Sbarro The Italian Eatery" in several other countries. The Company believes that these marks continue to be materially important to the Company's business. The joint ventures to which the Company is a party have also applied for United States trademarks covering trade names used by them.

                  Governmental Regulation

                  The Company is subject to various Federal, state and local laws affecting its business. The restaurants of the Company and its franchisees are subject to a variety of regulatory provisions relating to wholesomeness of food, sanitation, health, safety and, in certain cases, licensing of the sale of alcoholic beverages. The Company is also subject to a substantial number of state laws and regulations governing the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards to the relationship between franchisor and franchisee. The Company is also subject to

Federal Trade Commission regulations governing disclosure requirements in the sale of franchises. In addition, the Fair Labor Standards Act, governing such matters as minimum wage requirements, overtime, employment of minors and other working conditions, is applicable to the Company. The Company believes it is in compliance with such laws in all material aspects. (See "Legal Proceedings" in Item 3 of this Report.)


ITEM 2.  PROPERTIES

                  All Sbarro restaurants are operated in leased premises. As of January 3, 1999, the Company leased 655 restaurants, of which 25 were subleased to franchisees under terms which cover all obligations of the Company under the lease. The remaining franchisees directly lease their restaurant spaces. Most of the Company's restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts. Leases to which the Company were a party at January 3, 1999 have initial terms expiring as follows:

   Years Initial Lease          Number of Company-         Number of Franchised
      Terms Expire               owned Restaurants                Restaurants
   -------------------          ------------------         --------------------

         1999                              35                            4
         2000 - 2004                      319                           17
         2005 - 2009                      266                            4
         2010 - 2013                       10                            0


                  In March 1994, the Company purchased a 100,000 square foot, four-story office building in Melville, New York, for $5,350,000. The Company has renovated the building at an additional cost of approximately $15 million and, since November 1998, has occupied 25% of the building as its principal executive offices. The balance of the facility, other than one half of one story and common areas and a cafeteria style restaurant operated by the Company, are currently under lease to unaffiliated third parties.

                  The Company also occupies a two-story 20,000 square foot office building for administrative support functions located in Commack, New York. The building has been subleased for a period of fifteen years since May 1986 from a partnership owned by certain shareholders of the Company at a current annual base rental of $337,000. In addition, the Company pays real estate taxes, utilities, insurance and certain other expenses for the facility.

ITEM 3.  LEGAL PROCEEDINGS


                  Following the Company's announcement of the Revised Proposal, (see "Business Recent Developments" in Item 1 of this Report), seven class action lawsuits were instituted by shareholders against the Company, those members of the Sbarro Family who are directors of the Company and all or some of the other directors of the Company. The lawsuits were instituted in the Supreme Court of the State of New York, New York County and Suffolk County. The lawsuits in Suffolk County were discontinued and subsequently refilled as one lawsuit in New York County (with one additional plaintiff) in anticipation of consolidating all lawsuits into one lawsuit. While the complaints in each of the lawsuits vary, in general, they allege that the directors breached fiduciary duties, that the then proposed price of $27.50 to be paid to shareholders other than the Sbarro Family was inadequate and that there were inadequate procedural protections for those shareholders. Although varying, the complaints seek, generally, a declaration of a breach of, or an order requiring the defendants to carry out, their fiduciary duties to the plaintiffs, damages in unspecified amounts alleged to be caused to the plaintiffs, other relief (including injunctive relief or rescission or rescissory damages if the transaction is consummated), and costs and disbursements, including a reasonable allowance for counsel fees and expenses.

         On January 19, 1999, counsel for all of the plaintiffs and counsel for all of the defendants entered into a Memorandum of Understanding pursuant to which an agreement in principle to settle all of the lawsuits was reached and the Sbarro Family agreed to an increase in the merger consideration to $28.85 per share. The Memorandum of Understanding states that plaintiffs' counsel intend to apply to the Court for an award of attorneys' fees and disbursements in an amount of no more than $2.1 million to be paid by the Company, which the defendants have agreed not to oppose. The defendants are also responsible for providing notice of the settlement to all class members. The settlement would result in the complete discharge and bar of all claims against, past, present and future officers and directors of the Company, and others associated with the Merger with respect to matters and issues of any kind that have been or could have been asserted in these lawsuits. The settlement is subject to, among other things, (i) completion of a formal stipulation of settlement, (ii) certification of the lawsuits as a class action covering all record and beneficial owners of the Common Stock during the period beginning on November 25, 1998 through the effective date of the Merger, (iii) court approval of the settlement and (iv) consummation of the Merger. It is a condition to Mergeco's obligations under the Merger Agreement that holders of no more than 1,000,000 shares of Common Stock request exclusion from the settlement.

                  In December 1998, the Court approved, and the Company completed, the settlement of an action entitled Kenneth Hoffman and Gloria Curtis, on behalf of themselves and all others similarly situated v. Sbarro, Inc. that was pending in the United States District Court for the Southern District of New York. The plaintiffs, former restaurant level management employees, alleged that the Company required general managers and co-managers to reimburse the Company for cash and certain other shortages sustained by the Company and thereby lost their status as managerial employees exempt from the overtime compensation provisions of the Fair Labor Standards Act. The settlement resulted in a one-time charge of $3,544,000 before tax or $2,197,000 after tax ($.11 basic and diluted earnings per share) in fiscal 1998.

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

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED SHAREHOLDER MATTERS

                  The Company's Common Stock is listed on the New York Stock Exchange under the symbol "SBA", the range of high and low sales prices of which for the last two fiscal years is as follows:

                  1998                                        1997
--------------------------------------     ------------------------------------
Quarter Ended     High       Low           Quarter Ended      High       Low

April 19          $30.13      $25.44       April 20            $28.63    $25.13
July 12           $29.69      $25.56       July 13             $29.75    $26.25
October 4         $27.25      $18.31       October 5           $29.44    $26.06
January 3         $26.69      $19.38       December 28         $29.75    $26.00


                  As of February 26, 1999, there were approximately 425 holders of record of the Company's Common Stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

                  In 1997 and 1996, the Company declared quarterly dividends of $.27 per share and $.23 per share, respectively, aggregating $1.08 per share and $.92 per share for the respective years. Dividends were thereafter suspended pending consideration by the Company of proposals by certain members of the Sbarro family for the Company's acquisition of all Common Stock not owned by them (see "Business - Recent Developments" in Item 1 of this Report) and consideration of other strategic alternatives.

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

                                                                                        Years Ended
                                                       Jan. 3,     Dec. 28,         Dec. 29,        Dec. 31,        Jan. 1,
Income Statement Data:                                 1999 (A)        1997             1996            1995           1995
                                                       --------        ----             ----            ----           ----
                                                                (In thousands, except share and per share data)

Revenues:
   Restaurant sales                                     $361,354        $337,723        $319,315       $310,132         $288,808
   Franchise related income                                8,578           7,360           6,375          5,942            5,234
   Interest income                                         5,120           4,352           3,798           3,08            1,949
                                                     -----------     -----------     -----------     ----------      -----------
                                                         375,232         349,435         329,488        319,155          295,991
                                                       ---------       ---------       ---------      ---------        ---------
   Costs and expenses:
   Cost of food and paper products                        76,572          69,469          68,668         67,361           61,877
   Restaurant operating expenses:
    Payroll and other employee benefits                   93,367          84,910          78,258         78,342           70,849
    Occupancy and other expenses                         101,013          93,528          85,577         84,371           76,353
   Depreciation and amortization                          22,429          23,922          22,910         23,630           21,674
   General and administrative                             19,708          17,762          14,940         16,089           13,319
   Provision for unit closings (B)                         2,515           3,300              -          16,400                -
   Terminated transaction costs (C)                          986               -               -              -                -
   Litigation settlement and
     related costs (D)                                     3,544               -               -              -                -
   Loss on sale of land to be sold (E)                     1,075               -               -              -                -
   Other income                                           (2,680)         (1,653)         (1,171)        (1,359)          (1,351)
                                                     ------------    ------------    ------------   ------------     ------------
                                                         318,529         291,238         269,182        284,834          242,721
                                                       ---------       ---------       ---------      ---------        ---------

Income before income taxes and cumulative
   effect of change in method of accounting
   for start-up costs                                     56,703          58,197          60,306         34,321           53,270
Income taxes                                              21,547          22,115          22,916         13,042           20,244
                                                       ---------       ---------       ---------      ---------        ---------
   Income before cumulative effect
   of accounting changes                                  35,156          36,082          37,390         21,279           33,026
Cumulative effect of change in method
   of accounting for start-up costs                         (822)             -                -             -                -
                                                    ----------------------------  -----------------------------  ---------------

Net income                                             $  34,334      $  36,082        $ 37,390      $  21,279        $   33,026
                                                       =========      ==========       =========     ==========       ==========

Per share data ( F):
   Basic earnings per share before
    cumulative effect of change in method
    of accounting for start-up costs                       $1.71           $1.77           $1.84          $1.05            $1.63
   Cumulative effect of change in method
    of accounting for start-up costs                        .04               -               -              -                -
                                                 --------------- ---------------  -----------------------------  ---------------

   Basic earnings per share
                                                          $1.67           $1.77           $1.84          $1.05            $1.63
                                                   =============    ============     ===========   ============     ============
Number of basic shares
   used in the computation                            20,516,890      20,426,678      20,369,128     20,336,809       20,310,283
                                                      ==========      ==========      ==========     ==========       ==========






                                                                                     Years Ended
                                                           Jan. 3,          Dec. 28,        Dec. 29,       Dec. 31,         Jan. 1,
                                                           1999             1997            1996           1995             1995
                                                           ------           --------        -------        -------
Income Statement Data:  (continued)

Diluted earnings per share before
   cumulative effect of change in method
   of accounting for start-up costs                        $1.71           $1.76           $1.83          $1.04            $1.62

Cumulative effect of change in method
   of accounting for start-up costs                       ( .04)             -               -              -                  -
                                                      ---------- -------------   -------------   --------------     ------------

Diluted earnings per share                                 $1.67           $1.76           $1.83          $1.04            $1.62
                                                      ==========      ==========      ==========      =========        =========

Number of diluted shares used
   in the computation                                 20,583,367      20,504,303      20,404,620     20,396,704       20,355,275
                                                      ==========      ==========      ==========     ==========       ==========

Dividends declared                                            -           $1.08           $0.92          $0.76            $0.64
                                                  ==============      ==========      ==========     ==========       ==========



Balance Sheet Data:                                     Jan. 3,         Dec. 28,       Dec. 29,        Dec. 31,          Jan. 1,
                                                        1999            1997             1996           1995              1995
                                                        ------          -------        -------         -------           ------
                                                                                    (In thousands)

Total assets                                            $303,168        $278,649        $258,659       $242,730         $232,051
Working capital                                          121,380          88,006          73,619         57,645           43,271
Shareholders' equity                                     256,917         220,439         205,200        185,666          179,580

Number of Restaurants at End of Period:

Company-owned and operated                                   630             623             597            571              567
Franchised                                                   268             239             219            200              162
                                                             ---             ---             ---            ---              ---

Total (G)                                                   898              862             816            771              729
                                                            ===              ===             ===            ===              ===

A: The Company's fiscal year ends on the Sunday nearest December 31. The Company's 1998 fiscal year ended January 3, 1999 and contained 53 weeks. All other reported fiscal years contained 52 weeks. Accordingly, the 1998 fiscal year benefitted from one additional week of operations over the prior reported fiscal years. The additional week in fiscal 1998 produced revenues of $8,534,000, net income of $1,666,000 and basic and diluted earnings per share of $.08.

B: In 1998, a provision of $2,515,000 before tax ($1,559,000 or $.08 basic and diluted earnings per share after tax) was established for the closing of 20 restaurant locations. In 1997, a provision of $3,300,000 before tax ($2,046,000 or $.10 basic and diluted earnings per share after tax) relating to the Company's investment in one of its joint ventures was established for the closing of certain joint venture units. In 1995, a provision of $16,400,000 before tax ($10,168,000 or $0.50 basic and diluted per share after tax) was established for the closing of approximately 40 under-performing restaurants.

C: The 1998 financial statements reflect a charge of $986,000 before tax ($611,000 or $.03 basic and diluted earnings per share after tax) for costs associated with the termination of negotiations of the initial proposal for the Company's acquisition of all shares of its Common Stock not owned by certain members of the Sbarro family.

D: The 1998 financial statements reflect a charge of $3,544,000 before tax ($2,197,000 or $.11 basic and diluted earnings per share after tax) in connection with the settlement of a lawsuit under the Fair Labor Standards Act.

E: During 1998, the Company received an offer to sell a parcel of Company-owned land included in construction-in-progress for an amount less than its carrying cost and, accordingly, the 1998 financial statements reflect a reduction of such carrying cost of $1,075,000 ($667,000 or $.03 basic and diluted earnings per share).

F: All share and per share data have been restated to give effect to Statement of Financial Accounting Standard No. 128, which became effective for the Company at the end of 1997, and have been adjusted to give effect to a 3-for-2 stock split in the form of a 50% stock dividend distributed on September 22, 1994.

G: Excludes (i) kiosks operated by franchisees and (ii) restaurants operated by joint ventures to which the Company is a party other than six mall locations of one joint venture which are included in the table as "Company-owned and operated units".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

                  On January 19, 1999, the Company entered into a merger agreement for the merger of a company owned by members of the Sbarro family, the Company's principal shareholders, with and into the Company in which all outstanding Common Stock of the Company not owned by those shareholders are to be converted into the right to receive $28.85 in cash. The shares to be purchased comprise approximately 65.6% of the Company's outstanding shares of Common Stock. In addition, all outstanding stock options, including those held by those members of the Sbarro family, will be terminated. For each such option, the holder thereof will be paid the difference between $28.85 and the exercise price per share, multiplied by the total number of shares of Common Stock subject to such option.

                  The merger agreement contains certain conditions to closing, including, among other things, (i) adoption of the Merger Agreement by a majority of the votes cast (excluding votes cast by the Sbarro Family, abstentions and broker non-votes) at a meeting of the Company's shareholders to be called to consider adoption of the merger agreement, (ii) receipt of financing for the transactions contemplated by the merger agreement, (iii) the continued suspension of dividends by the Company and (iv) the settlement of shareholder class action lawsuits that have been filed relating to the merger.

                  This following discussion does not give effect to changes in the Company that will occur if the merger is consummated.

Results of Operations

         1998 Compared to 1997

                  The 1998 fiscal year benefitted from one additional week of operations over the prior reported fiscal years. The additional week in fiscal 1998 produced revenues of $8,534,000, net income of $1,666,000 and basic and diluted earnings per share of $.08.

                  Restaurant sales from Company-owned units and consolidated joint venture units increased 7.1% to $361,534,000 from $337,723,000 in 1997. The increases resulted primarily from a higher number of units in operation during the current fiscal year, selective menu price increases of approximately 1.4% and .7% which became effective in September 1998 and February 1998, respectively, and sales generated in week 53 of the 1998 fiscal year. Comparable unit sales increased 1.6% to $322,379,000 for the first 52 weeks of the 1998 fiscal year from $317,209,000 in the 1997 fiscal year. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal years.

                  Franchise related income increased 16.5% to $8,578,000 in 1998 from $7,360,000 in 1997. The increases resulted from greater continuing royalties due to a larger number of franchise units in operation in 1998, an increase in initial franchise and development fees due to opening more international franchise units in 1998 than in 1997 and royalties generated in week 53 of the 1998 fiscal year. During the year ended January 3, 1999, 13 units were closed by franchisees. These units did not produce material levels of sales and, consequently, did not generate material amounts of royalty income to the Company. In addition, one franchise unit was purchased by the Company.

                  Interest   income   increased  to   $5,120,000  in  1998  from
$4,352,000 in 1997. This increase was due to larger amounts of cash being invested in 1998 than in 1997 and the length of the 1998 fiscal year. Interest rates were comparable in both years.

                  Cost of food and paper products, as a percentage of restaurant sales, increased to 21.2% in 1998 from 20.6% in 1997. Higher cheese prices during 1998 increased food costs by approximately $2,635,000 or .7% of sales and was the primary cause of the increase. The increase occurred during the last three quarters of the fiscal year. Cheese prices have decreased significantly since the end of the fiscal year to levels that are comparable to prices in the first quarter of fiscal 1998.

                  Restaurant operating expenses - payroll and other employee benefits increased to 25.8% of restaurant sales in 1998 from 25.1% of restaurant sales in 1997. This increase was attributable to the $1,150,000 (or .3% of restaurant sales) payroll and other employee benefit component of start-up costs expensed as incurred during 1998 under Statement of Position 98-5 of the American Institute of Certified Public Accountants (the "SOP") implemented by the Company in the first quarter of fiscal 1998 (which expenses in prior years were capitalized and charged to amortization expense over a two year period). In addition, the effects of the Federal minimum wage, which became effective in September 1997, a strong labor market and an increase in unemployment and other payroll taxes contributed to the increase. Restaurant operating expenses - occupancy and other expenses increased to 27.9% in 1998 from 27.7% in 1997. The increase is attributable principally to such costs increasing at a rate faster than the increase in sales in 1998 from 1997.

                  Depreciation and amortization expenses decreased to $22,429,000 from $23,922,000 principally as a result of the absence of amortization of previously capitalized start-up costs which, as discussed below, were fully written off as of the beginning of the year with the implementation of the SOP. Had the Company not implemented the SOP, it would have incurred amortization expenses of $1,189,000 in 1998 for prior and current years' costs previously capitalized. The balance of the decrease relates to the absence of depreciation and amortization in 1998 on certain older units and also to the closing of certain Company-owned units, as discussed below.

                  General and administrative expenses increased to $19,708,000 or 5.3% of revenues in 1998 from $17,762,000 or 5.1% of revenues in 1997. The increases were due to higher costs associated with the administration of Company-owned restaurants and additional supervisory, administrative and travel expenses related to increased international franchising activities. In addition, $829,000 (or .2% of revenues) of the increase was attributable to the general and administrative expense component of start-up costs incurred and expensed during 1998 under the SOP (which expenses in prior years would have been capitalized and charged to amortization expense over a two year period).

                  Results for fiscal 1998 include one-time charges to operating income of $2,515,000 before tax ($1,560,000 or $.08 basic and diluted earnings per share after tax) for the closing of 20 Company-owned restaurants and $986,000 before tax ($611,000 or $.03 basic and diluted earnings per share after tax) for costs associated with the terminated negotiations of the initial proposal for the acquisition by the Company of all shares of the Company's Common Stock not owned by certain members of the Sbarro family. The fiscal year results also include a provision of $3,544,000 before tax ($2,197,000 or $.11 basic and diluted earnings per share after tax) for costs associated with the settlement approved and finalized in December 1998 of a lawsuit under the Fair Labor Standards Act and a charge of $1,075,000 before tax ($667,000 or $.03 basic and diluted earnings per share after tax) for the difference between the carrying cost and proposed selling price of a parcel of land being sold by the Company.

                  Other income increased to $2,680,000 in 1998 from $1,653,000 from 1997 primarily as a result of increased incentives from suppliers.

                  The effective income tax rate was 38.0% for fiscal 1998 and 1997.

                  The cumulative effect of the change in method of accounting resulted from the Company's implementation of the SOP which requires companies that have capitalized pre-opening and similar costs to write off all such existing costs, net of tax benefit, as a "cumulative effect of accounting change" and to expense all such costs as incurred in the future. In accordance with its early application provisions, the Company implemented the SOP as of the beginning of its 1998 fiscal year. In addition to on-going start up costs incurred and expensed during 1998 with respect to restaurant operating expenses
- payroll and other employee benefits and general and administrative expenses as discussed above, the Company incurred a one-time charge during 1998 of $822,000, net of an income tax benefit of $504,000 ($.04 basic and diluted earnings per share), to write off all start-up costs existing as of the beginning of the year.


         1997 Compared to 1996

                  Restaurant sales from Company-owned units and consolidated joint venture units increased 5.8% to $337,723,000 in 1997 from $319,315,000 in 1996. The increase resulted from a higher number of units in operation in fiscal 1997 and the effect of a full year of selective menu price increases of approximately .5% and 1%, which became effective in mid April 1996 and mid July 1996 offset, in part, by a decrease in comparable unit sales of .4%. Comparable unit sales decreased to $305,195,000 in 1997 from $306,313,000 in 1996.
Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal years.

                  Franchise related income increased 15.5% to $7,360,000 in 1997 from $6,375,000 in 1996. This increase resulted from a higher number of units in operation in 1997 than in 1996 and an increase in initial franchise and development fees due to the opening of more franchise units in 1997 than in 1996. During the year ended December 28, 1997, 23 units were closed by franchisees. These units did not produce material levels of sales and, consequently, did not generate material amounts of royalty income to the Company. In addition, four franchise units were purchased by the Company. Comparable sales at franchise locations did not change significantly in fiscal 1997 from fiscal 1996.

                  Interest   income   increased  to   $4,352,000  in  1997  from
$3,798,000 in 1996. This increase was due to higher amounts of cash available for investment in 1997 than in 1996 at comparable interest rates.

                  Cost of food and paper products decreased as a percentage of restaurant sales to 20.6% in 1997 from 21.5% in 1996. This improvement resulted from lower food prices, primarily of cheese from the fourth quarter of fiscal 1996 into the fourth quarter of fiscal 1997, lower prices of various paper products and the effect of a full year of the selective menu price increases implemented in mid 1996. Cheese prices rose in the middle of the fourth quarter of fiscal 1997 and remained at prices higher than those in the comparable prior year period.

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

                  General and administrative expenses were $17,762,000 in 1997 or 5.1% of revenues and $14,940,000 in 1996 or 4.5% of revenues. This increase was due to hiring additional personnel in anticipation of the Company's development plans and increases in executive compensation and legal fees.

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

Seasonality

                  The Company's business is subject to seasonal fluctuations, the effects of weather and economic conditions. Earnings have been highest in its fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. The length of the holiday shopping period between Thanksgiving and Christmas and the number of weeks in the fourth quarter produce changes in the fourth quarter earnings relationship from year to year. (See also, "Accounting Period".) The fourth fiscal quarter normally accounts for approximately 40% of net income for the year. The 1998 year, which contained 53 weeks, had a 13 week fourth quarter. The fourth quarter of 1998 (excluding non recurring items) accounted for 41% of net income for the year. Excluding week 53, the fourth quarter would have accounted for 38% of such net income. In 1997, the fourth fiscal quarter (prior to the provision for the closing of certain joint venture units) accounted for 38% of net income for the year.

Accounting Period

                  The Company's fiscal year ends on the Sunday nearest to December 31. The fiscal year which ended on January 3, 1999 contained 53 weeks. All other reported fiscal years contained 52 weeks.

Liquidity and Capital Resources

                  During 1998, operating activities contributed $54,204,000 to cash flow. This consisted primarily of net income of $34,334,000, non-cash depreciation and amortization of $22,429,000 and one time charges totaling $4,412,000 which were partially offset by decreases in accounts payable and accrued expenses of $2,610,000 and deferred taxes of $2,078,000. During 1998, investing activities used $20,165,000, with the Company expending approximately $27,717,000 for the acquisition of property and equipment related primarily to the opening of 26 Company-owned restaurants, the Company's share of construction costs related to consolidated joint venture operations and the renovation and equipping of the Company's new headquarters building partially offset by the receipt of $7,500,000 from the maturity of its remaining marketable securities. Financing activities in 1998 used $3,377,000, with $5,521,000 used to pay, in early 1998, the quarterly cash dividend declared in late 1997 to the Company's shareholders partially offset by $2,144,000 received from the exercise of stock options.

                  At January 3, 1999, the Company had cash and cash equivalents of $150,472,000, an increase of $30,662,000 from the amount at the end of the 1997 fiscal year, and its working capital was $121,380,000.

                  The Company anticipates that in 1999, approximately 25 new Company-owned and operated units will be opened and that its capital expenditures, including new units and remodeling of existing units, will approximate $13 million. From time to time, the Company has the opportunity to contract for and secure price protection for certain of its raw ingredients. Such situations may require the advance outlay of funds for inventories of these items. No such contracts were entered into during, or outstanding at the end of, fiscal 1998.

                  The Company believes, based on current projections, that its liquid assets presently on hand, together with funds expected to be generated from operations, should be sufficient for its presently contemplated operations and for the investment in property and equipment for the opening of additional restaurant locations and remodeling of existing restaurants.

Year 2000

                  "Year 2000" issues could arise in situations where computer software or databases recognize the two digit year "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations that could cause disruptions in business operations and increased costs in processing and analyzing data. Since the Company's information technology ("IT") systems (used primarily for financial, accounting, human resources, payroll, operations support and point-of- sales processing and reporting) and non-information technology ("non-IT") systems (used principally in communications systems) use computer hardware, software and related technology, the Company has conducted a comprehensive review of its computer systems.

                  State of Readiness. The Company has determined that, while certain computer programs require change to assure that they are Year 2000 compliant, all of their databases are Year 2000 compliant in that they contain four digit year fields, thereby allowing positive identification of the century and year. The Company's internal IT systems utilize a combination of in-house software developed by the Company's IT department and packaged software purchased from third parties.

                  During  the  past  five  years,  as  part  of its  ongoing  IT enhancements, the Company has either significantly updated software or designed new software for its point-of-sales system (which performs cash register and restaurant management functions) and for its restaurant accounting system (which handles centralized bookkeeping, sales analysis and cash control functions relating to its Company-owned restaurants). The Company's point-of-sales system is currently installed in approximately 300 restaurant units. The balance of the Company's existing restaurants use electronic cash registers. The Company has been orally advised by the manufacturers of its electronic cash registers that they expect no Year 2000 issues with respect to these registers. The Company is in the process of replacing the personal computers that were part of the approximately 115 point-of-sales systems installed in 1995 and early 1996. The Company is also in the process of updating and modifying its software programs for all 300 restaurants in order to handle Year 2000 issues. Neither of these processes is believed to be complex and both are expected to be completed, tested and implemented during the summer of 1999. The Company is continuing to install its point-of-sales system in each new unit, in each existing restaurant as remodeled and to replace existing registers as needed.

                  The Company uses software developed by a recognized third party software provider for various corporate office functions, including financial and accounting reporting and analysis, human resource and payroll processing, inventory purchasing and accounts payable functions. The Company has reviewed and determined the remediation needed to the third party software, has made the changes needed and recompiled all programs within the packaged software. The Company has recently commenced testing the remediated system. The remediation process with respect to its third party software is also expected to be completed during the summer of 1999.

                  Thereafter, any corrections or changes (which are currently not anticipated to be significant) to programs or systems that are required as a result of the testing of its internal software and third party software will be addressed. Final testing is currently anticipated to be completed, and the updated software installed, by the end of November 1999.

                  Non-IT  systems  are used by the Company  primarily  for voice communications. The Company has received written assurances from its communications systems provider that the Company's communications systems and equipment are Year 2000 compliant. The Company has not as yet received confirmation that its voice messaging system, which utilizes a recognized provider, is Year 2000 compliant. The Company does not believe that interruption of this service would have a material adverse affect on its operations.

                  The Company has been orally advised by its principal food distributor that, while it could operate under its former manual systems, it expects that its computer systems will be Year 2000 compliant on a timely basis. The Company's principal soft drink mix supplier has publicly reported that it expects remediation and testing of its key IT systems to be 98% completed by the end of the second quarter of 1999 and compliant by the fourth quarter of 1999.

                  Costs. To date, all software modification and testing has been performed by the Company's internal IT department without the need to employ additional staff and without significant interruption of the other functions performed by the department. The Company believes it will complete this project without additional staff and without adversely affecting day-to-day operations and support, although some overtime for personnel outside the IT department staff may be required during the testing phase of the remediated systems.

                  To date, the Company has expended less than $30,000 (in addition to hardware purchased in the ordinary course, which purchases were not accelerated as a result of the Year 2000 issue) and anticipates spending less than $150,000 for testing, purchasing hardware and for other modification costs to finish the project. The Company does not separately track internal costs (which are principally payroll and related costs of its IT systems department) incurred as part of its Year 2000 project.

                  Risks. Although the Company believes its systems will be timely compliant with Year 2000 issues, the most reasonably likely worst case scenarios facing the Company in the event Year 2000 problems arise involve: (i) the timeliness of internal reporting and analyzing corporate information and the potential of temporarily supplementing its staff if the Company is required to rely, for a period of time, on manual information reporting and processing while remediation to one or more of its internal IT systems is effectuated; (ii) the processing of payroll; and (iii) its ability to maintain its traditional levels of revenues should it experience temporary supply shortages of food, soft drink mixes and paper products if its distributors experience IT or non-IT Year 2000 problems or should the landlords of the Company's restaurants experience non-IT issues (such as with microprocessors that control door operators, elevator service and heating and cooling equipment that the landlords are required to maintain under their leases with the Company). The Company, like most other companies, is also subject to certain risks that are not within its control, such as a failure of IT systems of banks, financial institutions, telephone companies and public utilities.

                  Contingency Plans. In the event the Company's IT systems should malfunction, the Company believes it will nevertheless be able to generate revenues at its existing restaurants and process data, although delays may result in reporting and processing information. The Company's electronic cash registers operate manually and its point-of-sales cash registers can also operate independent of the IT system. The Company still utilizes manual systems both for reporting to its corporate office by restaurants that are not yet on its point-of-sales system and as a backup for units that are on the point-of-sales system. Depending upon the results of testing of its efforts to remediate its software during the summer of 1999, the Company intends to develop contingency plans with respect to the internal reporting of corporate information in the event of a failure of its IT systems.

                  With respect to its payroll functions, the Company has recently comprehensively analyzed and worked with an outside payroll processing service before determining to continue to perform all payroll functions through its internal systems. Therefore, the Company believes that it could either outsource this function or have an outsourcer of payroll services install its system at the Company with the Company operating the system internally without material delay.

                  The Company intends to maintain a higher inventory level of food products and soft drink mixes and paper products toward the end of 1999 as a contingency against shortages in the event its suppliers experience unanticipated Year 2000 problems. The levels to be maintained will be based upon future consultation with its suppliers to obtain updates on the status of their Year 2000 compliance programs. The Company believes that there are other distributors of food products, beverages and paper products that would be able to service the Company's needs in the event its primary suppliers experience Year 2000 problems that adversely affect their ability to provide the Company with the quantity of supplies needed.

                  The Company intends to develop additional contingency plans if and to the extent additional significant risks become evident based on the testing of its internal systems and future discussions with its suppliers, landlords and other third party providers of goods and services.

Forward Looking Statement

                  Certain statements contained in this Report are forward-looking statements which are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results and performance to differ materially from those described or implied in the forward- looking statements. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, general economic, weather and business conditions; the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms; changes in consumer tastes; changes in population and traffic patterns; the ability to continue to attract franchisees; the success of the Company's present, and any future, joint ventures and other expansion opportunities; the availability of food (particularly cheese and tomatoes) and paper products at reasonable prices; no material increase occurring in the Federal minimum wage; the Company's ability to attract competent restaurant and executive managerial personnel; competition; government regulations; and the Company's ability to successfully and timely complete compliance of its information systems for the Year 2000 and the ability of certain of its suppliers and landlords to be timely Year 2000 compliant.


ITEM 7-A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

                  The Company's cash equivalents are invested in short term, fixed interest, highly rated and highly liquid instruments which mature and are reinvested throughout the year. Therefore, although the Company's existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, the Company's yield return on future short-term investments could be affected at the time of reinvestment as a result of intervening events. The Company presently has no borrowings, and does not purchase interest rate swap or other instruments to hedge against interest rate fluctuations.

                  The Company does not purchase future, forward, option or other instruments to hedge against fluctuations in the prices of the commodities it purchases.

                  All transactions with foreign franchisees are denominated in, and all payments are made in, United States dollars, reducing the risks attendant in changes in the values of foreign currencies. Accordingly, the Company does not purchase future contracts, options or other instruments to hedge against changes in values of foreign currencies.


ITEM 8.  FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA Annexed hereto starting on Page F-1.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company and their ages at March 31, 1999 are:


Name                         Age       Position
----                         ---       --------

Mario Sbarro                  57       Chairman of the Board, President, Chief
                                       Executive Officer and Director

Anthony Sbarro                52       Vice Chairman of the Board, Treasurer
                                       and Director

Joseph Sbarro                 58       Senior Executive Vice President,
                                       Secretary and Director

Carmela Sbarro                77       Vice President and Director

John Bernabeo                 42       Vice President - Architecture and
                                       Engineering
Joseph A. Fallarino           47       Vice President - Human Resources

George W. Herz II             43       Vice President and General Counsel

Robert S. Koebele             55       Vice President - Finance and Chief
                                       Financial Officer

Carmela N. Merendino          34       Vice President - Administration

Anthony J. Missano            40       Corporate Vice President - Operations

Genarro A. Sbarro             32       Corporate Vice President - Franchising

Genarro J. Sbarro             36       Corporate Vice President - Operations

Leonard G. Skrosky            67       Senior Vice President - Real Estate and
                                       Lease Administration

Harold L. Kestenbaum          49       Director

Richard A. Mandell            56       Director

Paul A. Vatter                74       Director

Terry Vince                   70       Director

Bernard Zimmerman             66       Director

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

         JOSEPH A. FALLARINO joined the Company in September 1998 and was elected Vice President - Human Resources in November 1998. Prior to joining the Company, Mr. Fallarino served as Senior Vice President - Human Resources of Arbor Management LLC, a provider of financial services and healthcare services, from March 1996 until March 1998. Mr. Fallarino also served as Vice President - Human Resources of AMS Corporation, a national outsourcing company, from January 1994 until February 1996 and Director of Human Resources of Ogden Corporation, an international diversified service corporation, from April 1998 until September 1998.

         GEORGE W. HERZ II joined the Company in November 1995 and was elected Vice President and General Counsel in February 1996. Prior to joining the Company, Mr. Herz served as General Counsel (from 1993) and Corporate Counsel (from 1982 until 1992) of Minuteman Press International, Inc. (a franchisor of printing centers).

         ROBERT S. KOEBELE has served as Vice President - Finance and Chief Financial Officer of the Company for more than the past five years. Mr. Koebele has been a certified public accountant in New York for more than the past thirty years. Mr. Koebele has advised the Company that he intends to retire in the early part of the summer of 1999.

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

         GENNARO J. SBARRO was elected Corporate Vice President - Operations in August 1996, prior to which he served as Vice President - Operations (East) since February 1995, and as a Zone Vice President from June 1992 until February 1995.

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

         RICHARD A. MANDELL, a private investor, was a Managing Director of BlueStone Capital Partners, L.P., an investment banking firm, from February until April 1998 and Vice President - Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, from January 1996 until February 1998. From 1982 until June 1995, Mr. Mandell served as a Managing Director of Prudential Securities Incorporated, an investment banking firm. He became a director of the Company in March 1986. Mr. Mandell is also a director of Trend-Lines, Inc., U.S.A. Detergents, Inc. and Shells Seafood Restaurants, Inc.

         PAUL A. VATTER has been, since his retirement in 1995, Professor Emeritus, and from 1970 until his retirement was Lawrence E. Fouraker Professor of Business Administration, at Harvard University's Graduate School of Business Administration, where he served as a Professor since 1958. He became a director of the Company in March 1985. Mr. Vatter has advised the Company of his intention to retire upon consummation of the Merger or, if the Merger is not consummated, upon the expiration of his current term at the 1999 Annual Meeting of Shareholders.

         TERRY VINCE has been Chairman of the Board and President of Sovereign Hotels (a company that operates hotels) since October 1991 and Chairman of the Board of Fame Corp. (a food service management company) since January 1994. Mr. Vince became a director of the Company in December 1988.

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

         The Company's Certificate of Incorporation provides that the Board of Directors shall be divided into three classes, with such classes to be as nearly equal in number as the then total number of directors constituting the entire Board permits. The Company's Board of Directors presently consists of nine members, with each class being elected for a term of three years. Anthony Sbarro, Harold L. Kestenbaum and Paul A. Vatter serve as Class 1 directors, Joseph Sbarro, Richard A. Mandell and Terry Vince serve as Class 2 directors and Mario Sbarro, Carmela Sbarro and Bernard Zimmerman serve as Class 3 directors, with terms of office scheduled to expire at the Company's 1999, 2000 and 2001 Annual Meetings of Shareholders, respectively. At each annual meeting, directors are elected to succeed those in the class whose term expires at that annual meeting, such newly-elected directors to hold office until the third succeeding annual meeting and the election and qualification of their respective successors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of beneficial ownership, and reports of changes of beneficial ownership, of the Company's equity securities with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of the copies of the reports furnished to the Company to date and written representations that no reports were required, the Company believes that all reports required to be filed by such persons with respect to the Company's fiscal year ended January 3, 1999 were timely filed.

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information concerning the annual and long-term compensation of the Company's chief executive officer and other five most highly compensated persons who were serving as executive officers of the Company at the end of the Company's 1998 fiscal year for services in all capacities to the Company and its subsidiaries during the Company's 1998, 1997 and 1996 fiscal years:

                                                                               Long Term
  Name and                                Annual Compensation                 Compensation
Principal Position       Year             Salary           Bonus                Options (#)
------------------       ----             ------           -----            ---------------

Mario Sbarro             1998           $713,462           $300,000                 ---
Chairman of              1997            700,000            160,000                 250,000
the Board, President     1996            460,000            500,000                 100,000
and Chief Executive
Officer (1)

Anthony Sbarro           1998            305,769            200,000                 ---
Vice Chairman of         1997            300,000            150,000                 100,000
the Board                1996            300,000            ---                     ---
and Treasurer (1)

Joseph Sbarro            1998            305,769            200,000                 ---
Senior                   1997            300,000            150,000                 100,000
Executive Vice           1996            276,000            150,000                  50,000
President and
Secretary

Anthony J. Missano       1998            203,846            100,000                 ---
Corporate Vice           1997            200,000             75,000                  80,000
President-Operations     1996            157,000             65,000                 ---

Gennaro A. Sbarro        1998            203,846            100,000                 ---
Corporate Vice           1997            200,000             75,000                  80,000
President-Franchising    1996            129,000             45,000                 ---

Gennaro J. Sbarro        1998            203,846            100,000                 ---
Corporate Vice           1997            200,000             75,000                  80,000
President-Operations     1996            155,000             65,000                 ---
----------

(1) Prior to May 1996, Mario Sbarro served as Chairman of the Board of Directors and Chief Executive Officer of the Company and Anthony Sbarro served as President and Treasurer of the Company.

Option/SAR Grants in Last Fiscal Year

         The Company's 1991 Stock Incentive Plan permits the grant of options and stock appreciation rights to employees of, and consultants and advisors to, the Company and its subsidiaries, including officers and directors who are serving in such capacities. During fiscal 1998, the Company did not grant any options to the executive officers named in the Summary Compensation Table. No stock appreciation rights have been granted to date.

Aggregated Option Exercises in Last Fiscal Year and Year-End Values

         No options to purchase shares of the Company's Common Stock were exercised during the Company's fiscal year ended January 3, 1999 by the executive officers named in the Summary Compensation Table. The following table sets forth certain information concerning the number and value at January 3, 1999 of shares of Common Stock subject to unexercised options held by the executive officers named in the Summary Compensation Table.


                            Number of Shares             Value of Unexercised
                         Underlying Unexercised          In-the-Money Options
                       Options at Fiscal Year-End       at Fiscal Year-End (1)
    Name               (Exercisable/Unexercisable)   (Exercisable/Unexercisable)
   ------             -----------------------------  ---------------------------

Mario Sbarro               303,333/316,667                $876,037/202,083

Anthony Sbarro             165,000/100,000                $414,060/106,250

Joseph Sbarro              166,667/133,333                $438,018/154,167

Anthony J. Missano          12,500/ 80,000                  $23,438/85,000

Gennaro A. Sbarro           18,251/ 80,000                  $49,312/85,000

Gennaro J. Sbarro           12,500/ 80,000                  $23,438/85,000

-----------------

(1) Represents the number of shares subject to the option multiplied by the difference between the closing price of the Company's Common Stock on the New York Stock Exchange on December 31, 1998, the last trading day of the Company's 1998 fiscal year, and the respective exercise prices.

Compensation of Directors

         Non-employee directors currently receive a retainer at the rate of $16,000 per annum, $1,000 for each meeting of the Board of Directors attended and $500 for each meeting attended of a Committee of the Board of Directors on which they serve, if such meeting is not held on the same day as a meeting of the Board of Directors. Members of the Special Committee (as defined below) received additional compensation for service on that committee, as described below. Members of the Board of Directors also are reimbursed for reasonable travel expenses incurred in attending Board of Directors and Committee meetings. The regular compensation of employee directors of the Company covers compensation for services as a director.

         The Company's 1993 Non-Employee Director Stock Option Plan, as amended, which was approved by shareholders at the Company's 1993 Annual Meeting of Shareholders, provides for the automatic grant of an option to purchase 3,750 shares of Common Stock to each non-employee director in office immediately after each annual meeting of shareholders. Each option has a ten year term, is subject to early termination in certain instances, and is exercisable commencing one year following the date of grant at an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant.

Compensation of Special Committee Members

         In January 1998, the Board of Directors formed a special committee (the "Special Committee"), consisting of Harold L. Kestenbaum, Richard A. Mandell, Paul A. Vatter and Terry Vince, to evaluate the Initial Proposal. The Special Committee was disbanded in June 1998 when the Initial Proposal was terminated and was reappointed in November 1998 to evaluate the Revised Proposal. As compensation for serving on the Special Committee (including consideration of both the Initial Proposal and the Revised Proposal), the Company agreed to pay to each member of the Special Committee a fee equal to (i) $2,500 for services rendered in any day on which the member expended four hours or more in performing services as a member of the Special Committee and (ii) $1,250 for each day in which such member expended a reasonable amount of time, but less than four hours, in performing services as a member of the Special Committee. In addition to the foregoing fees, Mr. Mandell, as Chairman of the Special Committee, received $10,000 with respect to the Special Committee's consideration of the Initial Proposal and is entitled to receive $10,000 with respect to the Special Committee's consideration of the Revised Proposal. Each member of the Special Committee is being reimbursed for all out-of-pocket expenses incurred in performing his services. Through March 15, 1999, the members of the Special Committee have earned the following cash compensation (exclusive of travel reimbursements) from the Company in connection with the Initial Proposal and the Revised Proposal:



Richard A. Mandell                        $32,500

Harold L. Kestenbaum                       10,000

Paul A. Vatter                              5,000

Terry Vince                                 5,000

Compensation Committee Interlocks and Insider Participation

         Bernard Zimmerman and Company, Inc., of which Bernard Zimmerman is President and a majority shareholder, renders financial and consulting assistance to the Company, for which it received fees of $140,400 during the Company's fiscal year ended January 3, 1999. Mr. Zimmerman is Chairman of the Compensation Committee of the Board of Directors, but does not serve on the Stock Option Committee of the Board.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

         The following table sets forth certain information regarding the ownership of shares of the Company's Common Stock as of March 1, 1999 (except as noted below) with respect to (i) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table under the caption "Executive Compensation" in Item 11 of this Report and (iv) all directors and executive officers of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

                                                   Amount and Nature of            Percent of
Beneficial Owner                                   Beneficial Ownership (1)         Class (2)
----------------                                   ------------------------        -----------

Mario Sbarro (3)................................              1,867,586 (4)             8.9%
Anthony Sbarro (3)..............................              1,432,133 (5)             6.9%
Joseph Sbarro (3)...............................              2,007,913 (6)             9.7%
Trust of Carmela Sbarro (3).....................              2,497,884 (7)            12.2%
Carmela Sbarro..................................                 400                    *
Harold L. Kestenbaum............................                 25,500 (8)             *
Richard A. Mandell..............................                 18,750 (9)             *
Paul A. Vatter..................................                 21,000 (9)             *
Terry Vince.....................................                 22,050 (9)             *
Bernard Zimmerman...............................                61,700 (10)             *
Robert S. Koebele...............................                25,666 (11)             *
Anthony J. Missano..............................                39,166 (12)             *
Gennaro A. Sbarro...............................                54,187 (13)             *
Gennaro J. Sbarro...............................                39,166 (12)             *
Joel M. Greenblatt (14).........................             1,917,329 (14)             9.3%
Bank One Corporation (15). . . . . . . . . .                 1,213,600 (15)             5.9%
All directors and executive officers as a group
  (18 persons)..................................             8,171,207 (16)            37.9%

(1) Shares subject to options are considered beneficially owned to the extent currently exercisable or exercisable within 60 days after March 1, 1999.

(2) Asterisk indicates less than 1%. Shares subject to such options that are considered to be beneficially owned are considered outstanding only for the purpose of computing the percentage of outstanding Common Stock which would be owned by the optionee if such options were exercised, but (except for the calculation of beneficial ownership by all executive officers and directors as a group) are not considered outstanding for the purpose of computing the percentage of outstanding Common Stock owned by any other person.

(3) The business address of each of Mario Sbarro, Joseph Sbarro, Anthony Sbarro and the Trust of Carmela Sbarro is 401 Broadhollow Road, Melville, New York 11747.

(4) Includes (i) 5,450 and 740 shares owned by a charitable foundation supported by Mario Sbarro and his wife, of which Mr. Sbarro, his wife and Bernard Zimmerman, a director of the Company, are the directors, and by Mr. Sbarro's wife, respectively (as to all of which shares Mr. Sbarro disclaims beneficial ownership), and (ii) 336,666 shares subject to options. Excludes (i) the shares held by the Trust of Carmela Sbarro, of which trust Mario Sbarro serves as a trustee (as to which shares Mr. Sbarro may be deemed a beneficial owner with shared voting and dispositive power).

(5)      Includes 198,333 shares subject to options.

(6) Includes (i) 609,000 shares owned by a partnership of which Mr. Sbarro is the sole general partner and (ii) 199,999 shares subject to options.

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

(10) Includes (i) 5,450 shares owned by a family foundation supported by Mario Sbarro and Mario Sbarro's wife, of which Mr. Zimmerman is a director (as to which shares Mr. Zimmerman disclaims beneficial ownership), and (ii) 18,750 and 37,500 shares subject to options held, respectively, by Mr. Zimmerman individually and Bernard Zimmerman and Company, Inc., a company of which Mr. Zimmerman is President and a majority shareholder.

(11)     Includes 14,666 shares subject to options.

(12)     Represents shares subject to options.

(13) Includes (i) 2,400 shares owned by Mr. Sbarro's wife, as to which shares Mr. Sbarro disclaims beneficial ownership, and (ii) 16,584 shares subject to options.

(14)     Based  solely  upon  information  as of March 3,  1999  contained  in a
         Schedule 13G dated March 5, 1999 filed with the Securities and Exchange Commission and the Company by Mr. Greenblatt, Gotham Capital V, LLC, Gotham Capital VI, LLC, and Gotham Capital VII, LLC, each of whose address is 100 Jericho Quadrangle, Suite 212, Jericho, New York 11753. The Schedule 13G indicates that Mr. Greenblatt has sole voting and dispositive power with respect to 41,500 shares and that he shares voting and dispositive power with respect to

         974,327 shares with Gotham Capital V, LLC, 489,000 shares with Gotham Capital VI, LLC and 412,502 shares with Gotham Capital VII, LLC.

(15)     Based solely upon  information  as of December 31, 1998  contained in a
         Schedule 13G dated February 1, 1999 filed with the Securities and Exchange Commission and the Company by Bank One Corporation, One First National Plaza, Chicago, Illinois 60670 as parent holding company of NBD Bank (Indiana), NBD Bank (Michigan) and Pegasus Funds. The Schedule 13G indicates that Bank One Corporation has sole voting and dispositive power with respect to 1,209,900 shares and that it has sole voting power with respect to another 3,700 shares. The Company believes Bank One Corporation may have sold some or all of the shares beneficially owned by it.

(16) Includes (i) 5,450 owned by a charitable foundation, of which a director and executive officer of the Company, his wife and another director of the Company are directors, as to which shares each disclaims beneficial ownership, (ii) an aggregate of 17,200 shares owned by spouses, and as custodian for minor children, of directors and executive officers, as to which shares beneficial ownership is disclaimed and (iii) 1,052,661 shares subject to options.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is the sole tenant of its administrative office building, which is leased from the Suffolk County Industrial Development Agency (the "Agency") by Sbarro Enterprises, L.P., a Delaware limited partnership, and, in turn, subleased to the Company. The annual rent payable pursuant to the sublease is $337,000 for the last five years of the sublease term, which expires in 2001. In addition, the Company is obligated to pay real estate taxes, utilities, insurance and certain other expenses for the facility. The Company believes that such rents are comparable to the rents that would be charged by an unaffiliated third party. Principal and interest and any premium on the bonds issued by the Agency to fund construction of the facility are the responsibility of Sbarro Enterprises, L.P. and are severally guaranteed by Mario, Joseph and Anthony Sbarro. The limited partners of Sbarro Enterprises, L.P. are Mario, Joseph, Anthony and Carmela Sbarro.

         In addition to the compensation of Mario, Anthony, Joseph, Gennaro A. and Gennaro J. Sbarro and Anthony J. Missano, (i) Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of the Company and serves as Vice President and a director of the Company, and (ii) Carmela N. Merendino, a daughter of Mario Sbarro, who serves as Vice President - Administration of the Company, received $101,923 and $126,442, respectively, from the Company for services rendered during fiscal 1998. In addition, other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro earned an aggregate of $523,423 (eleven persons) for services rendered as employees of the Company during fiscal 1998.

         The Company, its subsidiaries and the joint ventures in which the Company has an interest have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro for which they paid, in the aggregate, $322,768 during fiscal 1998. The Company believes that these services were provided on terms comparable to those that would have been available from unrelated third parties.

         Companies owned by a son of Anthony Sbarro and a company owned by the daughter of Joseph Sbarro paid royalties to the Company under franchise agreements containing terms similar to those in agreements entered into by the Company with unrelated franchisees. Such royalties paid to the Company aggregated $95,151 and $10,406, respectively, during fiscal 1998.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM  8-K


(a)  (1)  and (a) (2) and  (d)  Financial  Statements  and  Financial  Statement
Schedule

         Financial Statements                                             Page
         --------------------                                             ----

         Report of Independent Public Accountants                         F-1
         Consolidated Balance Sheets at January 3, 1999 and
         December 28, 1997                                                F-2

         Consolidated Statements of Income for each of the
         years in the three-year period ended January 3, 1999             F-4

         Consolidated Statements of Shareholders' Equity for each of
         the years in the three-year period ended January 3, 1999         F-6

         Consolidated Statements of Cash Flows for each of the
         years in the three-year period ended January 3, 1999             F-7

         Notes to Consolidated Financial Statements                       F-9

         Financial Statement Schedule

         Report of Independent Public Accountants on Schedule             S-1

         II - Valuation and Qualifying Accounts                           S-2

         Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K

         The only Report on Form 8-K filed by the Company during the fourth quarter of the Company's fiscal year ended January 3, 1999 was dated (date of earliest event reported) November 25, 1998 reporting under
         Item 5, Other Events, and Item 7, Financial Statements, Proforma Financial Information and Exhibits. Subsequent to year-end, the Company filed a Report on Form 8-K dated (date of earliest event reported) January 19, 1999 reporting under Item 5, Other Events, and Item 7, Financial Statements, Proforma Financial Information and Exhibits. No financial statements were filed with either report.

(c)  Exhibits:

         *2.01 Agreement and Plan of Merger dated as of January 19, 1999 among the Company, Sbarro Merger LLC, a New York limited liability company, Mario Sbarro, Joseph Sbarro, Joseph Sbarro (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants. (Exhibit 2 to the Company Current Report on Form 8-K dated (date of earliest event reported) January 19, 1999, File No. 1-8881)

         * 3.01(a)         Restated  Certificate of Incorporation of the Company
                           as filed with the Department of State of the State of New York on March 29, 1985. (Exhibit 3.01 to the
                           Company's  Registration  Statement on Form S-1,  File
                           No. 2- 96807)

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

     * 10.05 Memorandum of Understanding dated January 19, 1999 among counsel to the plaintiffs and counsel to the defendants in the various class action lawsuits instituted by certain shareholders of the Company. (Exhibit 99.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) January 19, 1999, File No. 1-8881).

      21.01                List of subsidiaries.

      23.01                Consent of Arthur Andersen LLP.

      27.01                Financial Data Schedule.
-----------------------------

 * Incorporated by reference to the document indicated.

 + Management contract or compensatory plan.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 1999.


                                     SBARRO, INC.



                                     By:   /s/ MARIO SBARRO
                                           -------------------------------------
                                           Mario Sbarro, Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                            Title                     Date
         ---------                                            -----                     ----

    /s/  MARIO SBARRO                                Chairman of the Board              April 2, 1999
--------------------------------------------         (Principal Executive Officer)
         Mario Sbarro                                and Director




    /s/  ROBERT S. KOEBELE                           Vice President-Finance             April 2, 1999
---------------------------------------------        (Chief Financial and
         Robert S. Koebele                           Accounting Officer)



    /s/  JOSEPH SBARRO                                        Director                  April 2, 1999
---------------------------------------------
         Joseph Sbarro



     /s/ ANTHONY SBARRO                                       Director                  April 2, 1999
---------------------------------------------
         Anthony Sbarro



     /s/ HAROLD KESTENBAUM                                    Director                  April 2, 1999
---------------------------------------------
         Harold Kestenbaum



   /s/   RICHARD A. MANDELL                                   Director                  April 2, 1999
---------------------------------------------
         Richard A. Mandell



   /s/    CARMELA SBARRO                                      Director                  April 2, 1999
---------------------------------------------
          Carmela Sbarro




         Signature                                            Title                      Date
         ---------                                            ------                     ----



    /s/  PAUL A. VATTER                                       Director                  April 2, 1999
  ---------------------------------------------
         Paul A. Vatter


     /s/ TERRY VINCE                                          Director                  April 2, 1999
  ---------------------------------------------
         Terry Vince


     /s/ BERNARD ZIMMERMAN                                    Director                  April 2, 1999
  ---------------------------------------------
         Bernard Zimmerman


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------




To the Board of Directors and Shareholders of Sbarro, Inc.:


We have audited the accompanying consolidated balance sheets of Sbarro, Inc. (a New York corporation) and subsidiaries as of January 3, 1999 and December 28, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sbarro, Inc. and subsidiaries as of January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1999, in conformity with generally accepted accounting principles.


                                                     /s/ Arthur Andersen LLP




New York, New York
February 10, 1999



                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS





                                                                                   (In thousands)
                                                           --------------------------------------------------------------
                                                                   January 3, 1999                      December 28, 1997
                                                           -----------------------             --------------------------

Current assets:
     Cash and cash equivalents                                           $150,472                               $119,810

      Marketable securities                                                      -                                  7,500

      Receivables:
        Franchisees                                                          1,342                                    810
        Other                                                                2,185                                  1,565
                                                                      ------------                           ------------

                                                                             3,527                                  2,375
                                                                      ------------                           ------------

Inventories                                                                  3,122                                  2,962

Prepaid expenses                                                             1,291                                  1,768
                                                                      ------------                            -----------

      Total current assets                                                 158,412                                134,415


Property and equipment, net (Note 3 and 10)                                138,126                                136,798

Other assets, net                                                            6,630                                  7,436
                                                                       -----------                            -----------

                                                                          $303,168                               $278,649
                                                                          ========                               ========





                                   (continued)






                          SBARRO, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                     (In thousands)
                                                               ----------------------------------------------------------
                                                                      January 3, 1999                   December 28, 1997
                                                               ----------------------          --------------------------


Current liabilities:
      Accounts payable                                                     $    7,122                             $10,086
      Accrued expenses (Note 4)                                                25,764                              26,025
      Dividend payable                                                              -                               5,521
      Income taxes (Note 5)                                                     4,146                               4,777
                                                                           ----------                            --------

         Total current liabilities                                             37,032                              46,409

Defered income taxes (Note 5)                                                   9,219                              11,801

Commitments and contingencies (Notes 6 and 7)


Shareholder's equity (Note 9):
      Preferred stock, $1 par value: authorized
         1,000,000 shares; none issued
      Common stock, $1.01 par value; authorized
       40,000,000 shares at January 3, 1999 and
      20,446,654 shares at December 28, 1997                                      205                                 204
      Additional paid-in capital                                               34,587                              32,444
      Retained earnings                                                       222,125                             187,791
                                                                            ---------                           ---------
                                                                              256,917                             220,439
                                                                            ---------                           ---------

                                                                             $303,168                            $278,649
                                                                             ========                            ========



                 See notes to consolidated financial statements





                          SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                        (In thousands, except share data)
                                                       -------------------------------------------------------
                                                                               For the Years Ended
                                                       -------------------------------------------------------

                                                       January 3,             December 28,        December 29,
                                                           1999                     1997              1996
                                                       ---------              ------------        -----------
Revenues:
    Restaurant sales                                    $361,534                 $337,723              $319,315
    Franchise related income                               8 578                    7,360                 6,375
    Interest income                                        5,120                    4,352                 3,798
                                                      ----------               ----------            ----------
      Total revenues                                     375,232                  349,435               329,488
                                                        --------                 --------              --------

Costs and expenses:
    Cost of food and paper products                       76,572                   69,469                68,668
    Restaurant operating expenses:
      Payroll and other employee benefits                 93,367                   84,910                78,258
      Occupancy and other expenses                       101,013                   93,528                85,577
    Depreciation and amortization                         22,429                   23,922                22,910
    General and administrative                            19,708                   17,762                14,940
    Provision for unit closings  (Note 10)                 2,515                    3,300                     -
    Terminated transaction costs (Note 6)                    986                        -                     -
    Litigation settlement and  related
      costs (Note 7)                                       3,544                        -                     -
    Loss on sale of land to be sold (Note 3)               1,075                        -                     -
    Other income                                          (2,680)                  (1,653)               (1,171)
                                                       ---------                ---------             ---------
      Total costs and expenses                           318,529                  291,238               269,182
                                                        --------                 --------              --------

Income before income taxes and
    cumulative effect of change in method
    of accounting for start-up costs                      56,703                   58,197                60,306
Income taxes  (Note 5)                                    21,547                   22,115                22,916
                                                          ------                   ------                ------
Income before cumulative effect
    of accounting change                                  35,156                   36,082                37,390

Cumulative effect of change in method
    of accounting for start-up costs, net of
    income taxes of $504                                    (822)                       -                     -
                                                       ---------             ------------          ------------

Net income                                               $34,334                  $36,082               $37,390
                                                         =======                  =======               =======





                          SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                        (In thousands, except share data)
                                                       --------------------------------------------------------
                                                                                For the Years Ended
                                                       --------------------------------------------------------

                                                       January 3,           December 28,          December 29,
                                                        1999                   1997                1996
                                                       ---------            -----------           ------------
Per share information:
    Net income per share:

    Basic:
      Income before accounting change                      $1.71                    $1.77                 $1.84
      Accounting change                                     (.04)                       -                     -
                                                         -------                 --------              --------

      Net income                                           $1.67                    $1.77                 $1.84
                                                           =====                    =====                 =====

    Diluted:

      Income before accounting change                      $1.71                    $1.76                 $1.83
      Accounting change                                     (.04)                       -                     -
                                                          ------                  -------               -------

      Net Injcome                                          $1.67                    $1.76                 $1.83
                                                           =====                    =====                 =====

Shares used in computing net income per share:

    Basic                                             20,516,890               20,426,678            20,369,128
                                                      ==========               ==========            ==========

    Diluted                                           20,583,367               20,504,303            20,404,620
                                                      ==========               ==========            ==========

Dividends declared  (Note 11)                                  -                    $1.08                 $0.92
                                               =================          ===============      ================





                 See notes to consolidated financial statements




                          SBARRO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                          (In thousands, except share data)
                                  -------------------------------------------------------------------------------
                                                                      Common stock
                                  -------------------------------------------------------------------------------

                                                                      Additional
                                   Number of                           paid-in           Retained
                                    shares            Amount            capital          earnings           Total
                                   ---------          ------          ----------         --------           -----


Balance at
    December 31, 1995                20,345,483          $203            $30,330         $155,133          $185,666

Exercise of stock options                47,426             1                889                                890

Net income                                                                                 37,390            37,390

Dividends declared                                                                        (18,746)          (18,746)
                                 ------------------  --------          ---------          --------          --------

Balance at
    December 29, 1996                20,392,909           204             31,219          173,777            205,200

Exercise of stock options                53,745                            1,225                               1,225

Net income                                                                                 36,082             36,082

Dividends declared                                                                        (22,068)           (22,068)
                                ---------------      --------         -----------        ---------          ---------

Balance at
    December 28, 1997                20,446,654           204             32,444          187,791            220,439

Exercise of stock options                84,989             1              2,143                               2,144

Net income                                                                                  34,334            34,334
                                -----------------    --------         -----------       ----------          --------



Balance at
    January 3, 1999                  20,531,643          $205            $34,587         $222,125          $256,917
                                     ==========          ====            =======         ========          ========





                 See notes to consolidated financial statements




                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              (In thousands)
                                                          -----------------------------------------------------
                                                                           For the Years Ended
                                                          -----------------------------------------------------

                                                          January 3,          December 28,        December 29,
                                                              1999                1997               1996
                                                          ---------           -----------         ------------

Operating activities:
Net income                                                  $34,334                $36,082               $37,390
Adjustments to reconcile net
   income to net cash provided
    by operating activities:
     Cumulative effect of change in method
      of accounting for start-up costs                          822
     Depreciation and amortization                           22,429                 23,922                22,910
     Decrease in deferred income taxes                       (2,078)                (1,844)                 (442)
     Provision for unit closings                              2,515                  3,300
     Loss on sale of land to be sold                          1,075

Changes in operating assets and liabilities:
    (Increase) decrease  in receivables                      (1,152)                  (510)                  739
    Increase in inventories                                    (160)                  (121)                  (78)
    Decrease (increase) in prepaid
     expenses                                                   477                   (359)                  268
    Increase in other assets                                   (817)                (2,468)               (3,048)
    (Decrease) increase in accounts payable
     and accrued expenses                                    (2,610)                 3,534                (4,309)
    Increase (decrease) in income taxes
     payable                                                   (631)                  (510)                  579
                                                           ----------              ---------           ---------

Net cash provided by
   operating activities                                      54,204                 61,026                54,009
                                                           --------               --------               -------



                                   (continued)





                          SBARRO, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                             (In thousands)
                                                         -----------------------------------------------------
                                                                          For the Years Ended
                                                         -----------------------------------------------------

                                                         January 3,          December 28,         December 29,
                                                             1999                   1997              1996
                                                             ----                   ----              ----

Investing activities:

Proceeds from maturities of marketable
   securities                                                 7,500                  2,500
Purchases of property and equipment                         (27,717)               (28,556)              (25,928)
Proceeds from disposition of property
   and equipment                                                 52                     34                   266
                                                         ----------             ----------             ---------

Net cash used in investing activities                       (20,165)               (26,022)              (25,662)
                                                            -------                 ------              --------

Financing activities:

Proceeds from exercise of stock
   options                                                    2,144                  1,225                   890
Cash dividends paid                                          (5,521)               (21,237)              (17,920)
                                                            --------                 ------             --------

Net cash used in
   financing activities                                      (3,377)               (20,012)              (17,030)
                                                           ---------              -- ------             --------

Increase in cash and cash
   equivalents                                               30,662                 14,992                11,317
Cash and cash equivalents at
   beginning of year                                        119,810                104,818                93,501
                                                          ---------              ---------             ---------

Cash and cash equivalents at end
   of year                                                 $150,472               $119,810              $104,818
                                                           ========               ========              ========


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

         Marketable securities:

         The Company had classified its investments in marketable securities as "held to maturity". These investments were stated at amortized cost, which approximated market, and were comprised primarily of direct obligations of the U.S. Government and its agencies. All previous investments in marketable securities matured during fiscal 1998.

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

                          SBARRO, INC. AND SUBSIDIARIES

1.       Summary of significant accounting policies (continued):

         Deferred charges:

         The Company accounts for pre-opening and similar costs in accordance with Statement of Position (SOP) 98-5 of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants which requires companies to write off all such costs, net of tax benefit, as a "cumulative effect of accounting change" and to expense all such costs as incurred in the future. In accordance with its early application provisions, the Company implemented the SOP as of the beginning of its 1998 fiscal year. Application of the SOP resulted in a charge of $1,226,000 ($822,000 or $.04 basic and diluted earnings per share after tax).

         Comprehensive income:

         In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which establishes new rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. For the 1998, 1997 and 1996 fiscal years, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for all periods presented.

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

         Stock based compensation plans:

         In accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. (See Note 9).

         Accounting period:

         The  Company's  fiscal year ends on the Sunday  nearest to December 31.
         The Company's 1998 fiscal year ended January 3, 1999 and contained 53 weeks. All other reported fiscal years contained 52 weeks.

                          SBARRO, INC. AND SUBSIDIARIES

1.       Summary of significant accounting policies (continued):


         Per share data:

         The provisions of SFAS No. 128, "Earnings Per Share" became effective for the Company's quarter and year ended December 28, 1997. SFAS No. 128 requires the presentation of both basic and diluted earnings per share on the face of the income statement. SFAS No. 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Earnings per share is calculated using the weighted average number of shares of common stock outstanding for the period, with basic earnings per share excluding, and diluted earnings per share including, potentially dilutive securities, such as stock options that could result in the issuance of common stock. The number of shares of common stock subject to stock options included in diluted earnings per share were 66,477 in 1998, 77,625 in 1997 and 35,492 in 1996.

         Long-lived Assets:

         SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets, certain identifiable intangibles and goodwill be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. SFAS No. 121 did not have a material effect on the Company's results of operations or financial position in 1998, 1997 or 1996.

         Supplemental disclosures of cash flow information:


                                         (In Thousands)
                      -------------------------------------------------
                                    For The Years Ended
                      -------------------------------------------------

                      January 3,      December 28,        December 29,
                          1999            1997                1996
                      ---------       -----------         -----------
Cash paid for:
     Income taxes       $24,235         $24,297             $23,143
                        =======         =======             =======

                          SBARRO, INC. AND SUBSIDIARIES

2.       Description of business:

         The Company and its franchisees develop and operate family oriented cafeteria style Italian restaurants principally under the "Sbarro" and "Sbarro The Italian Eatery" names. The restaurants are located throughout the United States and overseas, principally in shopping malls and other high traffic locations.

         The following sets forth the number of units in operation as of:


                            January 3,    December 28,    December 29,
                               1999           1997            1996
                            ---------     -----------     -----------

Company-owned                  630             623            597
Franchised                     268             239            219
                               ---             ---            ---
                               898             862            816
                               ===             ===            ===


3.       Property and equipment:

                                             (In thousands)
                                ---------------------------------------------
                                         January 3,         December 28,
                                           1999                1997

Leasehold improvements                    $191,192        $168,581
Furniture, fixtures and equipment          107,891          97,688
Construction-in-progress  (A)                2,662          20,096
                                             -----          ------
                                           301,745         286,365
Less accumulated depreciation and
amortization                               163,619         149,567
                                           -------         -------

                                          $138,126        $136,798
                                          ========        ========

         (A) During 1998 the Company recorded a charge of $1,075 before tax ($667 or $.03 basic and diluted earnings per share after tax) for the difference between the carrying cost and proposed selling price of a parcel of land being sold by the Company. As of December 28, 1997, construction in progress includes $15,651 related to the acquisition and improvement of the Company's new corporate headquarters.

4.       Accrued expenses:

                                                      (In thousands)
                                      ----------------------------------------
                                           January 3,         December 28,
                                              1999                1997

Compensation                                   $4,109             $5,051
Payroll and sales taxes                         3,193              3,494
Rent                                            6,786              6,699
Provision for unit closings (Note 10)           2,867              4,351
Other                                           8,809              6,430
                                                -----              -----
                                              $25,764            $26,025
                                              =======            =======

                          SBARRO, INC. AND SUBSIDIARIES

5.       Income taxes:


                                                  (In Thousands)
                           ---------------------------------------------------
                                             For The Years Ended
                           ---------------------------------------------------

                                 January 3,       December 28,     December 29,
                                    1999              1997             1996
                                 ---------        -----------      -----------
Federal:
     Current                         $19,421           $19,868          $19,216
     Deferred                         (2,209)           (1,557)            (322)
                                      ------            ------             ----
                                      17,212            18,311           18,894
                                      ------            ------           ------
State and local:
     Current                           4,708             4,091            4,142
     Deferred                           (373)             (287)            (120)
                                        ----              ----             ----
                                       4,335             3,804            4,022
                                       -----             -----            -----
                                     $21,547           $22,115          $22,916
                                     =======           =======          =======

         Deferred income taxes are comprised of the following:


                                                       (In thousands)
                                      ------------------------------------------
                                         January 3,                December 28,
                                            1999                       1997
                                         ---------                 -----------

Depreciation and amortization              $15,805                   $15,782
Deferred charges                                 -                       475
Other                                          101                        60
                                               ---                        --
Gross deferred tax liabilities              15,906                    16,317
                                            ------                    ------

Accrued expenses                            (4,776)                   (2,431)
Deferred income                             (1,483)                   (1,949)
Other                                         (428)                     (136)
                                              ----                      ----
Gross deferred tax assets                   (6,687)                   (4,516)
                                            ------                    ------
                                            $9,219                   $11,801
                                            ======                   =======

                          SBARRO, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       Income taxes (continued):

         Actual tax expense differs from "expected" tax expense (computed by applying the Federal corporate rate of 35% for the years ended January 3, 1999, December 28, 1997, and December 29, 1996) as follows:


                                                                  (In Thousands)
                                        ------------------------------------------------------------------
                                                               For The Years Ended
                                        ------------------------------------------------------------------

                                                 January 3,           December 28,          December 29,
                                                   1999                  1997                  1996
                                                 ---------            -----------           -----------


Computed "expected" tax
   expense                                             $19,382               $20,369               $21,108
Increase (reduction in income taxes resulting from:
State and local income taxes, net
   of Federal income tax benefit                         2,725                 2,429                 2,614
Tax exempt interest income                                 (43)                  (59)                  (63)
Other, net                                                (517)                 (624)                 (743)
                                                          ----                  ----                  ----
                                                       $21,547               $22,115               $22,916
                                                       =======               =======               =======

         Deferred income taxes are provided for temporary differences between financial and tax reporting. These differences and the amount of the related deferred tax benefit are as follows:


                                                  (In Thousands)
                                       -----------------------------------------
                                                 For The Years Ended
                                       -----------------------------------------

                                        January 3,   December 28,   December 29,
                                            1999          1997           1996
                                        ---------    -----------    -----------

Depreciation and amortization            $(1,891)      $(1,824)       $(1,397)
Accrued expenses                            (261)         (624)         1,791
Other                                       (430)          604           (836)
                                            ----           ---           ----
                                         $(2,582)      $(1,844)      $   (442)
                                         =======       =======        =======

                          SBARRO, INC. AND SUBSIDIARIES

6.       Proposed merger:

         On January 19, 1999, the Company entered into a merger agreement for the merger of a company owned by members of the Sbarro family, the Company's principal shareholders, with and into the Company in which all outstanding Common Stock of the Company not owned by those shareholders are to be converted into the right to receive $28.85 in cash. The shares to be purchased comprise approximately 65.6% of the Company's outstanding shares of Common Stock. In addition, all outstanding stock options, including those held by those members of the Sbarro family, will be terminated (see Note 9). For each such option, the holder thereof will be paid the difference between $28.85 and the exercise price per share, multiplied by the total number of shares of Common Stock subject to such option.

         The merger agreement contains certain conditions to closing, including, among other things, (i) approval by a majority of the votes cast (excluding votes cast by the Sbarro Family, abstentions and broker non-votes) at a meeting of the Company's shareholders to be called to consider adoption of the merger agreement, (ii) receipt of financing for the transactions contemplated by the merger agreement, (iii) the continued suspension of dividends by the Company and (iv) the settlement of shareholder class action lawsuits that have been filed relating to the merger.

         Following the Company's announcement of the proposal by members of the Sbarro family for the merger, seven class action lawsuits were instituted by shareholders against the Company, those members of the Sbarro Family who are directors of the Company and all or some of the other directors of the Company. While the complaints in each of the lawsuits vary, in general, they allege that the directors breached fiduciary duties, that the then proposed price of $27.50 to be paid to shareholders other than the Sbarro Family was inadequate and that there were inadequate procedural protections for those shareholders. Although varying, the complaints seek, generally, a declaration of a breach of, or an order requiring the defendants to carry out, their fiduciary duties to the plaintiffs, damages in unspecified amounts alleged to be caused to the plaintiffs, other relief (including injunctive relief or rescission or rescissory damages if the transaction is consummated), and costs and disbursements, including a reasonable allowance for counsel fees and expenses.

         On January 19, 1999, counsel for all of the plaintiffs and counsel for all of the defendants entered into a Memorandum of Understanding pursuant to which an agreement in principle to settle all of the lawsuits was reached and the Sbarro Family agreed to an increase in the merger consideration to $28.85 per share. The Memorandum of Understanding states that plaintiffs' counsel intend to apply to the Court for an award of attorneys' fees and disbursements in an amount of no more than $2.1 million to be paid by the Company, which the defendants have agreed not to oppose. The defendants are also responsible for providing notice of the settlement to all class members. The settlement would result in the complete discharge and bar of all claims against, past, present and future officers and directors of the Company and others associated with the merger with respect to matters and issues of any kind that have been or could have been asserted in these lawsuits. The settlement is subject to, among other things, (i) completion of a formal stipulation of settlement, (ii) certification of the lawsuits as a class action covering all record and beneficial owners of the Common Stock during the period beginning on November 25, 1998 through the effective date of the merger, (iii) court approval of the settlement and (iv) consummation of the merger. It is a condition to the Sbarro family's obligations under the merger agreement that holders of no more than 1,000,000 shares of Common Stock request exclusion from the settlement.

         In connection with the termination of negotiations for the initial proposal of the Company's acquisition of all shares of common stock not owned by such members of the Sbarro family, in fiscal 1998, the Company recorded a charge of $986,000 ($611,000 or $.03 basic and diluted earnings per share after tax).

7.       Commitments and contingencies:

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

         Rental expense under operating leases, including common area charges, other expenses and additional amounts based on sales, are as follows:

                                                   (In thousands)
                                     -------------------------------------------
                                                  For the Years Ended
                                     ------------------------------------------
                                     January 3,    December 28,    December 29,
                                         1999           1997           1996
                                         ----           ----            ----

         Minimum rentals             $43,387          $40,365        $36,383
         Common area charges          13,314          12,541          11,303
         Contingent rentals            3,011            2,910          2,819
                                   ---------        ---------      ---------
                                     $59,712          $55,816        $50,505
                                     =======          =======        =======

         Future minimum rental and other payments required under non-cancelable operating leases for Company- operated restaurants that were open on January 3, 1999 and the existing leased administrative and support function office (Note 8) are as follows (in thousands):

                                                     Years ending:
                                                     ------------

                     January 2, 2000                     $65,075
                     December 31, 2000                    63,472
                     December 30, 2001                    60,409
                     December 29, 2002                    56,000
                     December 28, 2003                    51,180
                     Later years                         134,673
                                                         -------
                                                        $430,809
                                                        ========

                          SBARRO, INC. AND SUBSIDIARIES

7.       Commitments and contingencies  (continued):

         The Company is the principal lessee under operating leases for certain franchised restaurants which are subleased to the franchisee. Franchisees pay rent and related expenses directly to the landlord. Future minimum rental payments required under these non-cancelable operating leases for franchised restaurants that were open as of January 3, 1999 are as follows (in thousands):

                           Years ending:
                           ------------

                           January 2, 2000                     $1,352
                           December 31, 2000                    1,088
                           December 30, 2001                      954
                           December 29, 2002                      626
                           December 28, 2003                      475
                           Later years                            727
                                                            ---------

                                                               $5,222
                                                            ==========


         As of February 10, 1999, future minimum rental payments required under non-cancelable operating leases for restaurants which had not as yet opened as of January 3, 1999 are as follows (in thousands):

                           Years ending:
                           ------------

                           January 2, 2000                   $1,537
                           December 31, 2000                  2,023
                           December 30, 2001                  2,026
                           December 29, 2002                  1,931
                           December 28, 2003                  2,053
                           Later years                       10,923
                                                           --------

                                                            $20.493
                                                           ========

         The Company is a party to contracts aggregating $3,159,000 with respect to the construction of restaurants. Payments of approximately $385,000 have been made on those contracts as of January 3, 1999.

         One of the joint ventures in which the Company is a partner has entered into a contract to purchase the land on which a restaurant is located, at the end of its five year lease on such property in 2002, for $950,000.

         The Company is a guarantor of its pro rata interest (up to $4,400,000) of a line of credit granted to one of the joint ventures in which the Company is a partner.

                          SBARRO, INC. AND SUBSIDIARIES

         Contingencies:

         In December 1998, the Court approved, and Company completed, the settlement of an action entitled Kenneth Hoffman and Gloria Curtis, on behalf of themselves and all others similarly situated v. Sbarro, Inc. that was pending in the United States District Court for the Southern District of New York. The plaintiffs, former restaurant level management employees, alleged that the Company required general managers and co-managers to reimburse the Company for cash and certain other shortages sustained by the Company and thereby lost their status as managerial employees exempt from the overtime compensation provisions of the Fair Labor Standards Act. The settlement resulted in a one-time charge of $3,544,000 before tax or $2,197,000 ($.11 basic and diluted earnings per share after tax) in fiscal 1998.

8.       Transactions with related parties:

         In May 1986, the Company entered into a fifteen year sublease with a partnership owned by certain shareholders of the Company in Commack for its present administrative and support function offices. For 1998 and 1997 and for each of the remaining years of the lease, the rent expense is $337,000 per year. In 1996, the Company incurred rent expense for such building of $298,000. Management believes that such rents are comparable to the rents that would be charged by an unaffiliated third party.

         A member of the Board of Directors acts as a consultant to the Company for which he received $140,400 in 1998, $116,400 in 1997 and $106,100 in 1996.

9.       Stock options:

         The Company's Board of Directors has adopted, and its shareholders have approved, a 1991 Stock Incentive Plan (the "1991 Plan"), which replaced the Company's 1985 Incentive Stock Option Plan, and a 1993 Non-Employee Director Stock Option Plan (the "1993 Plan").

         Under the 1991 Plan, the Company may grant, until February 2001, incentive stock options and non-qualified stock options, alone or in tandem with stock appreciation rights ("SARS"), to employees and consultants of the Company and its subsidiaries. Options and SARs may not be granted at exercise prices of less than 100% of the fair market value of the Company's common stock on the date of grant. The Board of Directors and the Board's Committee administering the 1991 Plan are empowered to determine, within the limits of the 1991 Plan, the number of shares subject to each option and SAR, the exercise price, and the time period (which may not exceed ten years) and terms under which each may be exercised.

         The 1993 Plan provides for the automatic grant to each non-employee director of an option to purchase 3,750 shares of common stock following each annual shareholders' meeting. Each option has a ten year term and is exercisable in full commencing one year after grant at 100% of the fair market value of the Company's common stock on the date of grant. In 1998, 1997 and 1996, each of the five non-employee directors were granted options to purchase 3,750 shares at $ 24.06, $28.88 and $26.88 per share, respectively. In 1997, options to purchase an aggregate of 11,250 shares granted to a deceased director were exercised at prices ranging from $21.50 to $23.71.

                          SBARRO, INC. AND SUBSIDIARIES

9.       Stock options (continued):

         A summary of the status of the Company's option plans is presented in the table below:

                                                   1998                          1997                         1996
                                                   ----                          ----                         ----
                                                Weighted-              Weighted-                    Weighted-
                                                 Average                   Average                   Average
                                                Exercise                   Exercise                 Exercise
                                            Shares     Price         Shares      Price         Shares      Price

         Options outstanding,
             beginning of period         1,638,339      $25.85       934,836     $25.57      717,712       $24.97
         Granted                             23,750     $24.22       777,750     $25.96      378,750       $25.55
         Exercised                         (84,989)     $25.23      (53,745)     $22.78      (47,426)      $18.24
         Canceled or expired               (16,668)     $25.15      (20,502)     $24.66     (114,200)      $24.84
                                        ----------------------    ---------------------     ---------------------
         Options outstanding,
             end of period                1,560,432     $25.87     1,638,339     $25.85      934,836       $25.57
         Options exercisable,
             end of period                  617,515     $25.99       573,880     $26.05      534,214       $25.89

         Of the  options  outstanding  at January 3, 1999,  options to  purchase
         78,182 shares had exercise prices ranging from $15.17 to $21.83 per share, with a weighted average exercise price of $21.36 per share and a weighted average remaining contractual life of 5.53 years, of which options to purchase 76,515 shares were exercisable, with a weighted average exercise price of $21.36 per share. The remaining options to purchase 1,482,250 shares had exercise prices ranging from $23.05 to $28.88 per share, with a weighted average exercise price of $26.11 per share and a weighted average remaining contractual life of 6.8 years, of which options to purchase 541,000 shares are exercisable, with a weighted average exercise price of $26.65 per share. At January 3, 1999, there were an aggregate of 2,054,730 shares available for option grants under the 1991 and 1993 Plans.

         The foregoing table includes options granted in 1997 under the 1991 Plan to the Company's Chairman of the Board and President to purchase 100,000 and 150,000 shares at $25.13 and $28.88 per share, respectively, and to the Company's Vice Chairman of the Board and Senior Executive Vice President to purchase 100,000 and 100,000 shares, respectively, at $25.13 per share; options granted in 1996 to the Company's Chairman of the Board and President and Senior Executive Vice President to purchase 100,000 and 50,000 shares, respectively, at $24.75 per share; and options granted in 1993 under the 1991 Plan to the Company's Chairman of the Board and President, Vice Chairman of the Board and Senior Executive Vice President and one non-employee director to purchase 120,000, 90,000, 75,000 and 37,500 shares, respectively, at $27.09 per share. Each such option was granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant and is exercisable for 10 years from the date of grant. Such options remain unexercised.

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

         See Note 6 for the effect of the proposed acquisition of all shares not owned by the Sbarro family on the options outstanding as of January 3, 1999.

                          SBARRO, INC. AND SUBSIDIARIES

         The Company has adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, the Company's net income and earnings per share would have approximated the pro forma amounts below:

                                          (In thousands, except per share data)

         Net income:                             1998          1997        1996
                                                 ----          ----        ----
         As Reported                           34,334        36,082      37,390
                                               ======        ======      ======
         Pro Forma                             33.770        35,089      37,160
                                               ======        ======      ======

         Per share information:
         Net income per share (as reported):
         Basic                                  $1.67         $1.77       $1.84
                                                =====         =====       =====
         Diluted                                $1.67         $1.76       $1.83
                                                =====         =====       =====

         Net income per share (pro forma):
         Basic                                  $1.65         $1.72       $1.82
                                                =====         =====       =====
         Diluted                                $1.64         $1.71       $1.82
                                                =====         =====       =====

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              1998            1997        1996
                                              ----            ----        ----
         Expected life (years)                 .5             1.5          4
         Interest rate                        5.15%           5.82%        6.53%
         Volatility                             31%             21%          28%
         Dividend yield                       0.00%           4.00%        3.50%
         Weighted average fair value
             of options granted              $2.38           $2.79        $5.75
                                             =====           =====        =====


10.      Provision for unit closings:

         A provision for restaurant closings of $2,515,000 ($1,559,000 or $.08 basic and diluted earnings per share after tax) was established in fiscal 1998 relating to the closing of 20 restaurant locations.

         A provision for restaurant closings in the amount of $3,300,000 ($2,046,000 or $.10 basic and diluted earnings per share after tax) relating to the Company's investment in one of its joint ventures was established in 1997 for the closing of certain of the joint venture's units.

11.      Dividends:

         In 1997 and 1996, the Company declared quarterly dividends of $.27 per share and $.23 per share, respectively, aggregating $1.08 per share and $.92 per share for the respective years. Dividends were thereafter suspended pending consideration by the Company of proposals by certain members of the Sbarro family for the Company's acquisition of all Common Stock not owned by them and consideration of other strategic alternatives.

                          SBARRO, INC. AND SUBSIDIARIES

12.      Quarterly financial information (unaudited):

                                                                 (In thousands, except share data)
                                                  First             Second             Third         Fourth
                                                 Quarter            Quarter           Quarter      Quarter (b)
                                                 -------            -------           -------      ----------
         Fiscal year 1998
         ----------------
         Revenues                               $101,883            $78,844            $85,907       $108,598
         Gross profit (a)                         77,463             60,142             65,035         82,322
         Net income (b)                            7,138              5,107              7,081         15,008
                                              ==========           ========           ========         ======

         Per share information:
         Net income per share:
           Basic                                   $.35               $.25               $.34            $.73
                                                   ====               ====               ====            ====
           Diluted                                 $.35               $.25               $.34            $.73
                                                   ====               ====               ====            ====

         Shares used in computation of net income per share:

           Basic                             20,491,939         20,526,633          20,528,309      20,529,006
                                            -----------         ----------          ----------      ----------
           Diluted                           20,665,846         20,605,477          20,530,983      20,539,488
                                            -----------         ----------         -----------     -----------

         Fiscal year 1997
         Revenues                               $95,364            $75,301             $82,678         $96,092
         Gross profit (a)                        73,324             57,976              63,314          73,640
         Net income (c)                           7,885              6,733               9,206          12,258
                                               ========           ========            ========         =======

         Per share information:
         Net income per share:
           Basic                                   $.39               $.33               $.45             $.60
                                                   ====               ====               ====             ====
           Diluted (d)                             $.39               $.33               $.45             $.60
                                                   ====               ====               ====             ====

         Shares used in computation of net income per share:

           Basic                             20,401,538         20,428,711          20,440,596      20,444,678
                                             ----------         ----------          ----------      ----------
           Diluted                           20,454,534         20,599,676          20,526,757      20,529,233
                                             ----------         ----------          ----------      ----------

         (a) Gross profit represents the difference between restaurant sales and the cost of food and paper products.
         (b) See Notes 1, 3, 6, 7 and 10 for information regarding unusual charges.
         (c) See Note 10.
         (d) The sum of the quarters does not equal the full year per share amounts included in the accompanying statement of income due to the effect of the weighted average number of shares outstanding during the fiscal year as compared to the quarters.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To the Board of Directors and Shareholders of Sbarro, Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Sbarro, Inc. and subsidiaries, included in this filing and have issued our report thereon dated February 10, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                      /s/ Arthur Andersen LLP







New York, New York
February 10, 1999




                                   SCHEDULE II
                          SBARRO, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                             FOR THE THREE YEARS ENDED

COLUMN A                             COLUMN B                 COLUMN C                COLUMN D           COLUMN E
--------                             --------               --------------           --------           --------
                                                              ADDITIONS
                                                            ---------------
                                      Balance            Charged      Charged to
                                        at                to           Other                            Balance at
                                     Beginning          Costs and     Accounts         Deductions       End of
Description                          of Period          Expenses      Describe         Describe         Period
-----------                          ---------          ----------    ----------       ----------       -----------
January 3, 1999:
Accumulated amortization
 of deferred charges (2)               $1,269                                            $(1,269) (1)

Accumulated amortization
 of Canadian development
 rights (3)                               481               $12                                                 493

Accumulated amortization
 of purchased leasehold
 rights (3)                               96                85                                                  181
                                       ------             -----                           --------           ------
                                       $1,846              $97                            $(1,269)            $674
                                       ======              ====                           ========            =====

December 28, 1997
Accumulated amortization
 of deferred charges                   $1,436            $1,495                          $(1,662) (2)        $1,269

Accumulated amortization
 of Canadian development
 rights (3)                               424                57                                                 481

Accumulated amortization
 of purchased leasehold
 rights (3)                               943               213                            (1,060) (2)           96
                                       ------           -------                          ---------         --------
                                       $2,803            $1,765                           $(2,722)           $1,846
                                       ======            ======                           ========           ======
December 29, 1996:
Accumulated amortization
 of deferred charges                   $1,573            $1,432                          $(1,569) (2)        $1,436

Accumulated amortization
 of Canadian development
 rights (3)                               368                56                                                 424

Accumulated amortization
 of purchased leasehold
 rights (3)                               764               179                                                 943
                                      -------           -------                          ---------          -------
                                       $2,705            $1,667                           $(1,569)           $2,803
                                       ======            ======                           ========           ======

(1) Amount included in cumulative effect of accounting change for start-up costs
(2) Write-off of fully amortized deferred charges (3) Included in other assets

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number                                       Description
--------------                                       ------------

         *2.01 Agreement and Plan of Merger dated as of January 19, 1999 among the Company, Sbarro Merger LLC, a New York limited liability company, Mario Sbarro, Joseph Sbarro, Joseph Sbarro (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants. (Exhibit 2 to the Company Current Report on Form 8-K dated (date of earliest event reported) January 19, 1999, File No. 1-8881)

          *3.01(a) Restated Certificate of Incorporation of the Company as filed with the Department of State of the State of New York on March 29, 1985. (Exhibit 3.01 to the Company's Registration Statement on Form S-1, File No. 2- 96807)

         * 3.01(b)         Certificate  of Amendment to the  Company's  Restated
                           Certificate  of   Incorporation  as  filed  with  the
                           Department of State of the State of New York on April
                           3, 1989.  (Exhibit  3.01(b) to the  Company's  Annual
                           Report on Form 10-K for the year ended January 1, 1989, File No. 1-8881)

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

         *10.05 Memorandum of Understanding dated January 19, 1999 among counsel to the plaintiffs and counsel to the defendants in the various class action lawsuits instituted by certain shareholders of the Company. (Exhibit 99.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) January 19, 1999, File No. 1-8881).

           21.01           List of subsidiaries.

           23.01           Consent of Arthur Andersen LLP.

           27.01           Financial Data Schedule.
-----------------------------
 * Incorporated by reference to the document indicated.
 + Management contract or compensatory plan.