Form 10-Q
period 1999-04-25
SBARRO INC
filed 1999-06-09
CIK 766004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended April 25, 1999           Commission File Number 1-8881



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

Yes      X                 No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Class                               Outstanding at June 4, 1999

Common Stock, $.01 par value                   20,534,313

--------------------------------------------------------------------------------

                                  SBARRO, INC.

                                 FORM 10-Q INDEX



PART I.     FINANCIAL INFORMATION                                         PAGES


Consolidated Financial Statements:

  Balance Sheets - April 25, 1999 (unaudited) and January 3, 1999. . . . .   3-4

  Statements of Income (unaudited) - Sixteen Weeks ended April 25, 1999 and April 19, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . 5-6

  Statements of Cash Flows (unaudited) - Sixteen Weeks ended April 25, 1999 and April 19, 1998 . . . . . . . . . . . . . . .. . . . . . . . . . . .7-8

  Notes to Unaudited Consolidated Financial Statements - April 25, 1999 . . 9-11

Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . . . 11-19


PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .20-21
            -----------------














                                      Pg. 2

                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                            (In thousands)
                                   April 25, 1999              January 3, 1999
                                   (unaudited)
Current assets:
     Cash and cash equivalents          $146,072                      $150,472


     Receivables:
       Franchisees                         1,396                         1,342
       Other                               2,325                         2,185
                                ----------------              ----------------

                                           3,721                         3,527

     Inventories                           2,885                         3,122

     Prepaid expenses                      3,868                         1,291
       Total current assets              156,546                       158,412


Property and equipment, net              138,732                       138,126


Other assets                               6,712                         6,630
                              ------------------             -----------------

                                        $301,990                      $303,168
                                 ===============                ==============






                                   (continued)



                                      Pg. 3

                          SBARRO, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                 (In thousands)
                                                                  April 25, 1999              January 3, 1999
                                                                     (unaudited)
     Accounts payable                                                 $5,272                          $ 7,122
     Accrued expenses                                                 23,762                           25,764
     Income taxes                                                         37                            4,146
                                                                 ----------------             ---------------

       Total current liabilities                                      29,071                           37,032


Deferred income taxes                                                  9,043                            9,219


Shareholders' equity:
     Preferred stock, $1 par value; authorized
       1,000,000 shares; none issued                                      -                               -
     Common stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding
       20,533,645 shares at April 25, 1999 and
       20,531,643 shares at January 3, 1999                              205                             205
     Additional paid-in capital                                       34,634                          34,587

     Retained earnings                                               229,037                         222,125
                                                                ---------------                -------------
                                                                     263,876                         256,917
                                                                ---------------                -------------

                                                                    $301,990                        $303,168
                                                               ==============                 ==============






            See notes to unaudited consolidated financial statements




                                      Pg. 4

                          SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                                (In thousands, except per share data)
                                                                      For the sixteen weeks ended:
                                                                 April 25, 1999                   April 19, 1998
Revenues:
     Restaurant sales                                             $100,354                          $98,131
     Franchise related income                                        2,506                            2,306
     Interest income                                                 1,591                            1,446
                                                              --------------                 --------------
       Total revenues                                              104,451                          101,883
                                                              --------------                 --------------

Costs and expenses:
     Cost of food and paper products                                20,964                           20,668
     Restaurant operating expenses:
       Payroll and other employee benefits                          28,103                           26,551
       Occupancy and other                                          31,941                           29,892
     Depreciation and amortization                                   6,700                            6,670
     General and administrative                                      6,791                            5,964
     Other income                                                   (1,197)                            (700)
                                                               ---------------               ---------------
       Total costs and expenses                                     93,302                           89,045
                                                              ---------------                 -------------

Income before income taxes and cumulative
     effect of change in method of accounting
     for start-up costs                                             11,149                           12,838
Income taxes                                                         4,237                            4,878
                                                              ---------------                 -------------
Income before cumulative effect
     of accounting change                                            6,912                            7,960

Cumulative effect of change in method
     of accounting for start-up costs, less
     income tax benefit of $504                                          -                             (822)
                                                             ----------------               ---------------

Net income                                                        $  6,912                         $  7,138
                                                              ===============                ==============



                                   (continued)

                                      Pg. 5

                          SBARRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                       (In thousands, except per share data)
                                            For the sixteen weeks ended:
                                        April 25, 1999         April 19, 1998

Per share information:
     Net income per share:

     Basic:

       Income before accounting change          $.34                 $.39
       Accounting change                           -                 (.04)
                                              ------                ------

       Net income                               $.34                 $.35
                                                ====                 ====

     Diluted:

       Income before accounting change          $.34                 $.39
       Accounting change                           -                 (.04)
                                              ------                ------

       Net income                               $.34                 $.35
                                                ====                 ====

Shares used in computing net income
     per share:

     Basic                                20,532,200           20,491,939
                                          ----------           ----------

     Diluted                              20,574,522           20,665,846
                                          ----------           ----------




            See notes to unaudited consolidated financial statements





                                      Pg. 6

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                            (In thousands)
                                                                      For the sixteen weeks ended:
                                                        April 25, 1999                   April 19, 1998
Operating activities:


Net income                                                       $6,912                              $7,138
Adjustments to reconcile net income to net
     cash provided by operating activities:
       Cumulative effect in change in method
         of accounting for start-up costs                                                               822
       Depreciation and amortization                              6,967                               6,670
       Provision for deferred income taxes                         (176)                               (205)
       Changes in operating assets and liabilities:
         (Increase) decrease in receivables                        (194)                                 66
         Decrease in inventories                                    237                                 243
         Increase in prepaid expenses                            (2,577)                             (1,783)
         Increase in other assets                                  (135)                               (523)
         Decrease in accounts payable and accrued
            expenses                                             (3,852)                             (5,853)
         Decrease in income taxes payable                        (4,109)                             (4,345)
                                                                 ---------                      -------------


Net cash provided by operating
     activities                                                   3,073                                2,230
                                                                -----------                   -- -----------

Investing activities:

Purchases of property and equipment                              (7,520)                              (9,360)
                                                                --------------                --------------

Net cash used in investing activities                            (7,520)                              (9,360)
                                                                --------------                --------------





                                   (continued)


                                      Pg. 7

                          SBARRO, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                                            (In thousands)
                                                                      For the sixteen weeks ended:
                                                              April 25, 1999              April 19, 1998
Financing activities:
Proceeds from exercise of stock options                                 47                       1,991
Cash dividends paid                                                      -                      (5,521)
                                                              -----------------             ----------------

Net cash provided by (used in) financing activities                     47                      (3,530)
                                                              ----------------              ----------------

Decrease in cash and cash equivalents                               (4,400)                     (10,660)

Cash and cash equivalents at beginning of period                   150,472                      119,810
                                                               --------------                --------------


Cash and cash equivalents at end of period                        $146,072                      $109,150
                                                                =============                 =============



Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                        $8,432                        $9,353
                                                              ===============               ===============












            See notes to unaudited consolidated financial statements



                                      Pg. 8

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at April 25, 1999 and their consolidated results of operations and cash flows for the sixteen weeks ended April 25, 1999 and April 19, 1998 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

2.       Proposed merger:

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

         The merger agreement contains certain conditions to closing, including, among other things, (i) approval by a majority of the votes cast (excluding votes cast by those members of the Sbarro family, abstentions and broker non-votes) in addition to two-thirds of all outstanding Common Stock at a meeting of the Company's shareholders to be called to consider adoption of the merger agreement, (ii) receipt of financing for the transactions contemplated by the merger agreement,
         (iii) the continued suspension of dividends by the Company and (iv) the settlement of shareholder class action lawsuits that have been filed relating to the merger.

         Following the Company's announcement of the proposal by members of the Sbarro family for the merger, seven class action lawsuits were instituted by shareholders against the Company, those members of the Sbarro family who are directors of the Company and all or some of the other directors of the Company. The proposed class consists of all record and beneficial owners of the Company's Common Stock during the period beginning with the close of business on November 25, 1998 and ending on the effective date of the merger. While the complaints in each of the law-

                                         Pg. 9

                          SBARRO, INC. AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (continued)


         suits vary, in general, they allege that the directors breached fiduciary duties, that the then proposed price of $27.50 to be paid to shareholders other than those members of the Sbarro family was inadequate and that there were inadequate procedural protections for public shareholders. Although varying, the complaints seek, generally, a declaration of a breach of, or an order requiring the defendants to carry out, their fiduciary duties to the plaintiffs, damages in unspecified amounts alleged to be caused to the plaintiffs, other relief (including injunctive relief or rescission or rescissory damages if the transaction is consummated), and costs and disbursements, including a reasonable allowance for counsel fees and expenses.

         On January 19, 1999, counsel for all of the plaintiffs and counsel for all of the defendants entered into a Memorandum of Understanding pursuant to which an agreement in principle to settle all of the lawsuits was reached and the Sbarro family agreed to an increase in the merger consideration to $28.85 per share. The Memorandum of Understanding states that plaintiffs' counsel intend to apply to the Court for an award of attorneys' fees and disbursements in an amount of no more than $2.1 million to be paid by the Company, which the defendants have agreed not to oppose. The defendants are also responsible for providing notice of the settlement to all class members. The settlement would result in the complete discharge and bar of all claims against, past, present and future officers and directors of the Company and others associated with the merger with respect to matters and issues of any kind that have been or could have been asserted in these lawsuits. On April 7, 1999, a Stipulation of Settlement was entered into embodying the terms of the Memorandum of Understanding. The settlement is subject to, among other things, court approval of the settlement and consummation of the merger. It is a condition to the Sbarro family's obligations under the merger agreement that holders of no more than 1,000,000 shares of Common Stock request exclusion from the settlement. The Court has scheduled a hearing for June 29, 1999 to consider the settlement.

3.       Cumulative effect of accounting change:

         In accordance with its early application provisions, the Company implemented Statement of Position 98-5 (SOP) the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants as of the beginning of its 1998 fiscal year. This SOP required companies that capitalize pre-opening and similar costs to write off all existing such costs, net of tax benefit, as a "cumulative effect of accounting change" and to expense all such costs as incurred in the future.

4.       Earnings per share:

         The number of shares of common stock subject to stock options included in diluted earnings per share were 42,322 and 173,907 in the sixteen week periods ended April 25, 1999 and April 19, 1998, respectively.


                                       Pg. 10

                          SBARRO, INC. AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (continued)


5.       Comprehensive income:

         The Company's operations did not give rise to any items includible in comprehensive income which were not already included in net income for either of the sixteen week periods ended April 25, 1999 and April 19, 1998.




Item 2.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

General

         On January 19, 1999, the Company entered into a merger agreement for the merger of a company owned by members of the Sbarro family, the Company's principal shareholders, with and into the Company in which all the outstanding Common Stock of the Company not owned by those shareholders are to be converted into the right to receive $28.85 in cash. The shares to be purchased comprise approximately 65.6% of the Company's outstanding shares of Common Stock. In addition, all outstanding stock options, including those held by those members of the Sbarro family, will be terminated. For each such option, the holder thereof will be paid the difference between $28.85 and the exercise price per share, multiplied by the total number of shares of Common Stock subject to such option.

         The merger agreement contains certain conditions to closing, including, among other things, (i) adoption of the merger agreement by a majority of the votes cast (excluding votes cast by the Sbarro family, abstentions and broker non-votes), in addition to two-thirds of all outstanding Common Stock, at a meeting of the Company's shareholders to be called to consider adoption of the merger agreement, (ii) receipt of financing for the transactions contemplated by the merger agreement, (iii) the continued suspension of dividends by the Company and (iv) the settlement of shareholder class action lawsuits that have been filed relating to the merger.

         This Report does not give effect to changes in the Company that may occur if the merger is consummated.








                                      Pg. 11

                          SBARRO, INC. AND SUBSIDIARIES


Results of Operations

         The Company's fiscal year ends on the Sunday nearest to December 31. The fiscal year which ended on January 3, 1999 contained 53 weeks. All other reported fiscal years contained 52 weeks. The Company's 1999 fiscal year began on January 4, 1999, six days later than its 1998 fiscal year, which began on December 29, 1997. Therefore, the first quarter of the 1999 fiscal year did not benefit from seasonally strong "post-Christmas" revenues and profit margins. The Company estimates that this resulted in decreases in first quarter fiscal 1999 revenues of approximately $1,300,000, net income of approximately $450,000 and basic and diluted earnings per share of approximately $.02.

         The Company's business is subject to seasonal fluctuations, the effects of weather and economic conditions. Earnings have been highest in its fourth quarter due primarily to increased volume in shopping malls during the holiday shopping season. The length of the holiday shopping period between Thanksgiving and Christmas and the number of weeks in the fourth quarter can produce changes in the fourth quarter earnings relationship from year to year. The fourth fiscal quarter normally accounts for approximately 40% of net income for the year. The 1998 year, which contained 53 weeks, had a 13 week fourth quarter. The fourth quarter of 1998 (excluding non-recurring items) accounted for approximately 41% of net income for the year. Excluding the 53rd week, the fourth quarter would have accounted for 38% of such net income for the year.
























                                     Pg. 12

                          SBARRO, INC. AND SUBSIDIARIES


         The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:

                                                16 Weeks          16 Weeks
                                                  Ended             Ended                            Fiscal Year
                                                                                            -------------------------
                                                  04/25/99         04/19/98                  1998              1997
                                                  --------         --------                  ----              ----
Company-owned restaurants:
   Opened during period   (1)                        7                 10                      26                30
   Acquired from (sold to)
     franchisees during period-net                                      1                       1                 4
   Closed during period                              (2)               (6)                    (20)               (8)
   Open at end of period   (2)                      635               628                     630               623

Franchised restaurants:
   Opened during period                              13                 9                      43                47
   Purchased from (sold to)
     Company during period-net                                         (1)                     (1)               (4)
   Closed or terminated during period                (6)               (4)                    (13)              (23)
   Open at end of period                            275               243                     268               239

All restaurants:
   Opened during period   (1)                        20                19                      69                 77
   Closed or terminated during period                (8)              (10)                    (33)               (31)
   Open at end of period   (2)                      910               871                     898                862

Kiosks (all franchised) open at
   end of period                                     8                  9                      8                   7


(1) Includes, in the fiscal year 1998, one joint venture mall location which operates as Umberto of Hyde Park.
(2) As of April 25, 1999 and the end of the 1998 fiscal year there were six, and as of April 19, 1998 and the end of 1997 fiscal year there were five, joint venture mall locations which operate as Umberto of New Hyde
        Park.









                                     Pg. 13

Restaurant sales from Company-owned and consolidated joint venture units increased 2.3% to $100,354,000 for the sixteen weeks ended April 25, 1999 from $98,131,000 for the sixteen weeks ended April 19, 1998. The increase resulted from a higher number of units in operation in the current fiscal year than in the comparable period in 1998 and selective menu price increases of approximately 1.4% and .7% at Company-owned units which became effective in September 1998 and February 1998, respectively. The selective menu price increases were the primary factor in a .2% increase in comparable unit sales to $93,837,000 in the sixteen weeks ended April 25, 1999. These increases were partially offset by the effects of the timing of the beginning of the fiscal year in 1999 compared to 1998 as discussed above. Comparable restaurant sales are made up of sales at locations that were open during the entire current period and entire prior fiscal year.

Franchise related income increased 8.7 % to $2,506,000 for the sixteen weeks ended April 25, 1999 from $2,306,000 for the sixteen weeks ended April 19, 1998. This increase resulted primarily from greater continuing royalties due to a higher number of franchise units in operation in the current year than in the comparable period in 1998. The six units that were closed by franchisees during the quarter ended April 25, 1999 did not produce material levels of sales and, consequently, did not generate material amounts of royalty income to the Company. Comparable sales at franchise locations decreased approximately 1.5% for the sixteen weeks ended April 25, 1999 from the comparable sixteen week period in 1998 primarily due to lower unit sales at Russian, Israeli and Japanese franchise locations.

Interest income increased to $1,591,000 for the sixteen weeks ended April 25, 1999 from $1,446,000 for the sixteen weeks ended April 19, 1998. This increase was due to higher amounts of cash available for investment in the current year period than in the prior year period, partially offset by lower interest rates in the first fiscal quarter of 1999 than in the similar period in 1998.

Cost of food and paper products as a percentage of restaurant sales improved to 20.9% for the sixteen weeks ended April 25, 1999 from 21.1% for the sixteen weeks ended April 19, 1998. Cheese prices, which were the primary cause of the increase in food costs in fiscal 1998, have decreased significantly since the beginning of fiscal 1999 to levels that are comparable to prices in the first quarter of fiscal 1998 and have remained at such levels.

Restaurant operating expenses - payroll and other benefits increased to 28.0% of restaurant sales for the first sixteen weeks of fiscal 1999 from 27.1% for the first sixteen weeks of fiscal 1998. The increase was due to the strong labor market and resulting pressures on wages and salaries. The additional wage costs also resulted in increases in amounts paid for payroll taxes. The Company's health insurance costs rose due to increased premiums, as well as higher employee participation in the Company's health insurance plan. Restaurant operating expenses - occupancy and other expenses increased to 31.8% of restaurant sales for the sixteen weeks ended April 25, 1999 from 30.5% of restaurant sales for the sixteen weeks ended April 19, 1998. This increase is attributable principally to rent and other occupancy related costs increasing at a higher rate than sales.

Depreciation and amortization expense remained approximately the same in the first sixteen weeks of 1999 as in the comparable period in 1998.


                                     Pg. 14

General and administrative expenses were $6,791,000, or 6.5% of total revenues, for the first sixteen weeks of fiscal 1999, compared to $5,964,000, or 5.9% of total revenues, for the comparable period in fiscal 1998. The increase was primarily due to higher payroll costs and costs associated with the administration of additional Company-owned restaurants. General and administrative expenses for the balance of 1999 may be affected by costs associated with the proposed merger of the Company with a company to be owned by certain members of the Sbarro family, which costs would be expensed if the merger is not consummated. (See Note 2 of Notes to Unaudited Consolidated Financial Statements included elsewhere herein).

Other income increased by $497,000 to $1,197,000 in the sixteen weeks ended April 25, 1999 as compared to the sixteen weeks ended April 19, 1998, primarily as a result of increased incentives from suppliers.

The effective income tax rate was 38.0% for both the sixteen weeks ended April 25, 1999 and April 19, 1998.

The cumulative effect of the change in method of accounting resulted from the Company's implementation of the Statement of Position 98-5 (SOP) of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants which required companies that had capitalized pre-opening and similar costs to write off all such existing costs, net of tax benefit, as a "cumulative effect of accounting change" and to expense all such costs as incurred in the future. In accordance with its early application provisions, the Company implemented the SOP as of the beginning of its 1998 fiscal year and incurred a one-time charge of $822,000, ($.04 basic and diluted earnings per share), net of an income tax benefit of $504,000, to write off all start-up costs existing as of the beginning of that year.


Liquidity and Capital Resources

During the first sixteen weeks of 1999, operating activities contributed $3,073,000 to cash flows. This consisted primarily of net income of $6,912,000 and non-cash depreciation and amortization of $6,967,000 partially offset principally by increases in prepaid expenses of $2,577,000, a decrease of $3,852,000 in accounts payable and accrued expenses from their peak year end balances and a decrease in income taxes payable of $4,109,000. During the sixteen weeks ended April 25, 1999, the Company expended approximately $7,520,000 in investing activities for the acquisition of property and equipment related primarily to the opening of seven Company-owned restaurants and the Company's share of construction costs related to consolidated joint venture operations. Financing activities generated $47,000 from the receipt of proceeds from the exercise of stock options. At April 25, 1999, the Company had cash and cash equivalents of approximately $146,072,000 and its working capital was approximately $127,475,000. The Company believes, based on current projections, that its liquid assets presently on hand, together with funds expected to be generated from operations, should be sufficient for its presently contemplated operations and the investment in property and equipment for the opening of additional restaurant locations and remodeling of existing restaurants.

                                     Pg. 15

Dividends

The Company's Board of Directors has suspended quarterly cash dividends since the last quarter of 1997 pending consideration of proposals made by certain members of the Sbarro family to merge the Company with a company owned by them in which all of the shares of the Company not owned by them would be exchanged for cash and the consideration of other strategic alternatives. The proposals were, and the merger agreement entered into with respect to the proposed merger agreement is, conditioned upon, among other things, the suspension of dividends by the Company.

Year 2000

"Year 2000" issues could arise in situations where computer software or databases recognize the two digit year "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations that could cause disruptions in business operations and increased costs in processing and analyzing data. Since the Company's information technology ("IT") systems (used primarily for financial, accounting, human resources, payroll, operations support and point-of-sales processing and reporting) and non-information technology ("non-IT") systems (used principally in communications systems) use computer hardware, software and related technology, the Company has conducted a comprehensive review of its computer systems.

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

The Company uses software developed by a recognized third party software provider for various corporate office functions, including financial and accounting reporting and analysis, human

                                     Pg. 16
resource and payroll processing, inventory purchasing and accounts payable functions. The Company has reviewed and determined the remediation needed to the third party software, has made the changes needed and recompiled all programs within the packaged software. The Company has recently commenced testing the remediated system. The remediation process with respect to its third party software is also expected to be completed during the summer of 1999.

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

Risks. Although the Company believes its systems will be timely compliant with Year 2000 issues, the most reasonably likely worst case scenarios facing the Company in the event Year 2000 problems arise involve: (i) the timeliness of internal reporting and analyzing corporate information and the potential of temporarily supplementing its staff if the Company is required to rely, for a period of time, on manual information reporting and processing while remediation to one or more of its internal IT systems is effectuated; (ii) the processing of payroll; and (iii) its ability to maintain its traditional levels of revenues should it experience temporary supply

                                     Pg. 17
shortages of food, soft drink mixes and paper products if its distributors experience IT or non-IT Year 2000 problems or should the landlords of the Company's restaurants experience non-IT issues (such as with microprocessors that control door operators, elevator and escalator service and heating and cooling equipment that the landlords are required to maintain under their leases with the Company). The Company, like most other companies, is also subject to certain risks that are not within its control, such as a failure of IT systems of banks, financial institutions, telephone companies and public utilities.

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

With respect to its payroll functions, the Company has recently comprehensively analyzed and worked with an outside payroll processing service before determining to continue to perform all payroll functions through its internal systems. Therefore, the Company believes that it could either outsource this function, or have an outsourcer of payroll services install its system at the Company with the Company operating the system internally, without material delay.

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

Forward Looking Statement

Certain statements contained in this Report are forward-looking statements which are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results and performance to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, general economic, weather and business conditions; the

                                     Pg. 18
availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms; changes in consumer tastes; changes in population and traffic patterns; the Company's ability to continue to attract franchisees; the success of the Company's present, and any future, joint ventures and other expansion opportunities; the availability of food (particularly cheese and tomatoes) and paper products at reasonable prices; no material increase occurring in the Federal minimum wage; and the Company's ability to attract competent restaurant and executive managerial personnel; government regulations; and the Company's ability to successfully and timely complete compliance of its information systems for the Year 2000 and the ability of certain of its suppliers and landlords to be timely Year 2000 compliant.



Item 3.           Qualitative and Quantitative Disclosures of Market Risk

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

















                                     Pg. 19

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

As previously reported, following the Company's announcement on November 25, 1998 of a proposed merger of a company owned by members of the Sbarro family, the Company's principal shareholders, with and into the Company in which all outstanding Common Stock of the Company not owned by those shareholders are to be converted into the right to receive cash, seven class action lawsuits were instituted by shareholders against the Company, those members of the Sbarro family who are directors of the Company and all or some of the other directors of the Company. The proposed class consists of all record and beneficial owners of the Company's Common Stock during the period beginning with the close of business on November 25, 1998 and ending on the effective date of the merger (the "Class"). The lawsuits were instituted in the Supreme Court of the State of New York, New York County and Suffolk County. The lawsuits in Suffolk County were discontinued and subsequently refilled as one lawsuit in New York County (with one additional plaintiff) in anticipation of consolidating all lawsuits into one lawsuit. While the complaints in each of the lawsuits vary, in general, they allege that the directors breached fiduciary duties, that the then proposed price of $27.50 to be paid to shareholders other than those members of the Sbarro family was inadequate and that there were inadequate procedural protections for public shareholders. Although varying, the complaints seek, generally, a declaration of a breach of, or an order requiring the defendants to carry out, their fiduciary duties to the plaintiffs, damages in unspecified amounts alleged to be caused to the plaintiffs, other relief (including injunctive relief or rescission or rescissory damages if the transaction is consummated), and costs and disbursements, including a reasonable allowance for counsel fees and expenses.

On January 19, 1999, counsel for all of the plaintiffs and counsel for all of the defendants entered into a Memorandum of Understanding pursuant to which an agreement in principle to settle all of the lawsuits was reached and the Sbarro family agreed to an increase in the merger consideration to $28.85 per share. The Memorandum of Understanding states that plaintiffs' counsel intend to apply to the Court for an award of attorneys' fees and disbursements in an amount of no more than $2.1 million to be paid by the Company, which the defendants have agreed not to oppose. The defendants are also responsible for providing notice of the settlement to all class members. The settlement would result in the complete discharge and bar of all claims against, past, present and future officers and directors of the Company, and others associated with the Merger with respect to matters and issues of any kind that have been or could have been asserted in these lawsuits. The settlement is subject to, among other things, court approval of the settlement and consummation of the Merger. It is a condition to Mergeco's obligations under the Merger Agreement that holders of no more than 1,000,000 shares of Common Stock request exclusion from the settlement. On April 7, 1999, a Stipulation of Settlement was entered into embodying the terms of the Memorandum of Understanding (the "Stipulation").

On May 11, 1999, the Court issued a Scheduling Order, pursuant to which a hearing has been scheduled to be held on June 29, 1999, to determine (a) whether the Court should approve the

                                     Pg. 20
settlement as fair, reasonable,  adequate and in the best interest of the Class;
(b) determine whether the Stipulation and the terms and conditions of the settlement should be finally approved by the Court; (c) determine whether an Order and Final Judgment should be entered by the Court dismissing the actions as to all defendants with prejudice and on the merits as against the plaintiffs and all members of the Class except those persons who submit a valid and timely request for exclusion from the Class, and extinguish, release and enjoin prosecution of any and all settled claims; (d) hear and determine such other matters as the Court may deem necessary; and (e) in the event the Court approves the settlement and enters the Order and Final Judgment, to consider an application by counsel to the Class for an award of attorneys' fees and expenses. The Court has reserved the right to adjourn the settlement hearing, including consideration of the application for attorneys' fees and expenses, without further notice other than by oral announcement at the settlement hearing or any adjournment thereof. The Court also has reserved the right to approve the settlement at or after the settlement hearing with such modifications as may be consented to by the parties to the Stipulation and without further notice to the Class.


Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits:
         No.               Description

         27                Financial Data Schedule



(b)      Reports on Form 8-K.

The only Current Report on Form 8-K filed by the Company during the period covered by this report was a report dated (date of earliest event reported) January 19, 1999 reporting under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements were filed with this report.















                                     Pg. 21

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SBARRO, INC.
                                                     Registrant


Date:             June  8, 1999             By:      /s/  MARIO SBARRO
         ---------------------------                 ---------------------------
                                                     Mario Sbarro
                                                     Chairman of the Board and
                                                     President


Date:             June  8, 1999             By:      /s/  ROBERT S. KOEBELE
         ---------------------------                 ---------------------------
                                                     Robert S. Koebele
                                                     Vice President-Finance





















                                     Pg. 22

                                  EXHIBIT INDEX



Exhibit Number                      Description

      27                     Financial Data Schedule

                                   EXHIBIT 27