Form 10-Q
period 1999-07-18
SBARRO INC
filed 1999-09-02
CIK 766004

================================================================================


                            SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                    FORM 10-Q

 __ _
/ X /Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
-----
         Act of 1934

For the quarter ended July 18, 1999


                          Commission File Number 1-8881


                                   SBARRO, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  NEW YORK                                    11-2501939
          (State or other jurisdiction of          (I.R.S. Employer I.D. No.)
          Inorporation or organization)

 401 Broadhollow Road, Melville, New York                    11747
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:     (516) 715-4100

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                            Outstanding at August 30, 1999

Common Stock, $.01 par value                               20,548,690


--------------------------------------------------------------------------------

                                   SBARRO, INC.

                                 FORM 10-Q INDEX



PART I.     FINANCIAL INFORMATION                                 PAGES


Consolidated Financial Statements:

Balance Sheets - July 18, 1999 (unaudited) and January 3, 1999 . . . . .  .. 3

Statements of Income  (unaudited) -  Twenty-Eight  Weeks ended July 18,
 1999 and July 12, 1998 and Twelve Weeks ended July 18, 1999 and
 July 12, 1998  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . ..4-5

Statements of Cash Flows (unaudited) - Twenty-Eight Weeks ended
 July 18, 1999 and July 12, 1998. . . . . . . . . . . . . . . . . . . . . .6-7

Notes to Unaudited Consolidated Financial Statements - July 18, 1999 . . ..8-9

Management's Discussion and Analysis of Financial Condition and
 Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . ..10-18

Qualitative and quantitative disclosures of market risk.....................18

PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .  19-21
            -----------------

                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                       ASSETS



                                              (In thousands)

                                     July 18, 1999              January 3, 1999
                                       (unaudited)


Current assets:

   Cash and cash equivalents.........     $152,907                 $150,472


       Franchisees........................   1,505                    1,342

       Other.................................2,037                    2,185
                                             -----                    -----
                                             3,542                    3,527

   Inventories                               2,882                    3,122

   Prepaid expenses......................... 5,114                    1,291
                                             -----                    -----
       Total current assets..............  164,445                  158,412

Property and equipment, net................138,397                  138,126
Other assets..............................   8,902                    6,630
                                             -----                    -----
                                          $311,744                 $303,168
                                          ========                 ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable..................     $7,512                   $7,122
     Accrued expenses.......................24,786                   25,764
     Income taxes.............................  75                    4,146
                                            ------                   ------
        Total current liabilities...........32,373                   37,032

Deferred income taxes........................8,882                    9,219

Shareholders' equity:
     Preferred stock, $1 par value; authorized
        1,000,000 shares; none issued.........   --                      --
     Common stock, $.01 par value;
        authorized 40,000,000 shares; issued
        and outstanding 20,548,690 shares at
        July 18, 1999 and 20,531,643 shares
        atJanuary 3, 1999.............         205                      205
     Additional paid-in capital.............35,013                   34,587
     Retained earnings.....................235,271                  222,125
                                           -------                  -------
                                           270,489                  256,917
                                           -------                -------
                                          $311,744                 $303,168
                                          ========                 ========

                  See notes to unaudited consolidated financial statements



                          SBARRO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                        (In thousands, except per share data)
                                          For the twenty-eight weeks ended:
                                       July 18, 1999              July 12, 1998
                                      -------------              -------------

Revenues:

         Restaurant sales..........         $179,051                   $174,028
         Franchise related income............. 4,332                      4,154
         Interest income...................... 2,624                      2,545
                                               -----                      -----
                  Total revenues.............186,007                    180,727
                                             -------                    -------
Costs and expenses:
         Cost of food and paper products..... 36,981                     36,423
         Restaurant operating expenses:
         Payroll and other employee benefits. 49,575                     46,899
         Occupancy and other.. ...............56,205                     52,985
         Depreciation and amortization........12,278                     11,725
         General and administrative...........12,339                     10,367
         Provision for unit closings..........    --                      1,525
         Terminated transaction costs.........    --                        986
         Other income.........................(2,574)                    (1,259)
                                              -------                   -------
                  Total costs and expenses...164,804                    159,651
                                             -------                    -------
Income before income taxes and cumulative
  effect of change in method of accounting
  for start-up costs..........................21,203                     21,076
Income taxes...................................8,057                      8,009
                                               -----                      -----
Income before cumulative effect ..            13,146                     13,067
   of accounting change                       ------                     ------
Cumulative effect of change in method of accounting
         for start-up costs, less income tax benefit
         of $504..............................    --                       (822)
                                              ------                     ------

Net income...................................$13,146                    $12,245
                                             =======                    =======
Per share information:

         Net income per share:
            Basic:
            Income before accounting change.....$.64                       $.64
            Accounting change.................... --                       (.04)
                                               -----                      -----
            Net income......................... $.64                       $.60
                                                ====                       ====
          Diluted:
            Income before accounting change.....$.64                       $.63
            Accounting change...................  --                       (.04)
                                                ----                       ----

            Net income..........................$.64                       $.59
                                                ====                       ====
Shares used in computing net income per share:

         Basic........................... 20,533,176                 20,507,204
                                          ==========                 ==========
         Diluted..........................20,640,299                 20,606,707
                                          ==========                 ==========

                See notes to unaudited consolidated financial statements

                         SBARRO, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                      (In thousands, except per share data)
                                             For the twelve weeks ended:
                                       July 18, 1999              July 12, 1998
                                       -------------              -------------
Revenues:
         Restaurant sales................    $78,697                    $75,897
         Franchise related income........      1,826                      1,848
         Interest Income.................      1,033                      1,099
                                               -----                      -----
                  Total revenues..............81,556                     78,844
                                              ------                     ------
Costs and expenses:
         Cost of food and paper products......16,017                     15,755
         Restaurant operating expenses:
         Payroll and other employee benefits. 21,472                     20,348
         Occupancy and other................  24,264                     23,093
         Depreciation and amortization........ 5,311                      5,055
         General and administrative........... 5,548                      4,403
         Provision for unit closings..........    --                      1,525
         Terminated transaction costs.........    --                        986
         Other income.........................(1,110)                      (559)
                                              -------                     -----

                  Total costs and expenses... 71,502                     70,606
                                             -------                     ------
Income before income taxes .................. 10,054                      8,238
Income taxes.................................. 3,820                      3,131
                                              ------                      -----
Net income....................................$6,234                     $5,107
                                              ======                     ======
Per share information:
         Net income per share:
         Basic:
           Net income......................... .$.30                       $.25

         Diluted:
           Net income...........................$.30                       $.25
                                                ====                       ====
Shares used in computing net income per share:
         Basic............................20,534,480                 20,526,633
                                          ==========                 ==========
         Diluted..........................20,599,281                 20,605,477
                                          ==========                 ==========

                See notes to unaudited consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                   (In thousands)
                                            For the twenty-eight weeks ended:
                                      July 18, 1999               July 12, 1998
                                      -------------               -------------
Operating activities:

Net income............................... $13,146                      $12,245
Adjustments  to  reconcile   net  income
     to  net  cash  provided  by  operating
     activities:
      Cumulative effect in change in method
        of accounting for start-up costs...    --                          822

      Depreciation and amortization....... 12,278                       11,725
      Deferred income taxes...............   (337)                        (335)
      Provision for unit closings.........     --                        1,525
      Changes in operating assets and
          liabilities:
        Increase in receivables...........    (15)                        (810)
        Decrease in inventories...........    240                          301
        Increase in prepaid expenses.......(3,823)                      (3,040)

        Increase in other assets...........(2,357)                         (70)
        Decrease in accounts payable
          and accrued expenses... .........  (306)                      (2,852)
        Decrease in income taxes payable...(4,071)                      (4,586)
                                           ------                       ------
Net cash provided by operating activities..14,755                       14,925
                                           ------                       ------
Investing activities:

Purchases of property and equipment.......(12,746)                     (15,760)
                                          --------                     --------
Net cash used in investing activities.....(12,746)                     (15,760)
                                          --------                     --------




                                                     (continued)

                          SBARRO, INC. AND SUBSIDIARIES

                                   (UNAUDITED)



                                                    (In thousands)
                                          For the twenty-eight weeks ended:
                                     July 18, 1999                July 12, 1998
                                     -------------                -------------

Financing activities:

Proceeds from exercise of stock options..$   426                      $ 2,073
Cash dividends paid......................     --                       (5,521)
                                          ------                       -------
Net cash provided by (used in)financing
     activities......                        426                       (3,448)
                                          -------                      -------
Increase (decrease) in cash and cash
     equivalents.........                  2,435                       (4,283)

Cash and cash equivalents at beginning
     of period.........                  150,472                      119,810
                                         -------                       -------
Cash and cash equivalents at end
     of period...............           $152,907                     $115,527
                                        ========                     ========

Supplemental disclosure of cash flow information:

Cash paid during the period for
     income taxes.............           $13,861                      $13,841
                                         =======                      =======









                       See notes to unaudited consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES
               Notes to Unaudited Consolidated Financial Statements


1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at July 18, 1999, their consolidated results of operations for the twenty-eight and twelve week periods ended July 18, 1999 and July 12, 1998 and their consolidated cash flows for the twenty-eight weeks ended July 18, 1999 and July 12, 1998 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

2.       Proposed merger:

         On January 19, 1999, the Company entered into a merger agreement for the merger of a company formed by members of the Sbarro family, the Company's principal shareholders, with and into the Company in which all outstanding common stock of the Company not owned by those shareholders are to be converted into the right to receive $28.85 in cash. The shares to be purchased comprise approximately 65.6% of the Company's outstanding shares of common stock. In addition, all outstanding stock options, including those held by members of the Sbarro family, will be terminated. For each such option, the holder thereof will be paid the difference between $28.85 and the exercise price per share, multiplied by the total number of shares of common stock subject to such option.

         Following the Company's announcement of the proposal by members of the Sbarro family for the merger, seven class action lawsuits were instituted by shareholders against the Company, those members of the Sbarro family who are directors of the Company and all or some of the other directors of the Company. In a memorandum of understanding entered into on January 19, 1999, which was confirmed by a subsequent formal stipulation of settlement, counsel for the plaintiffs and counsel for the defendants agreed to settle all of the lawsuits, and the Sbarro Family agreed to increase the merger consideration from $27.50 per share to $28.85 per share.

                          SBARRO, INC. AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (continued)

     On July 16, 1999, following a hearing held on June 29, 1999, an order and final judgment was entered which, among other things, approved a stipulation of settlement and related settlement of the class actions and awarded plaintiffs' counsel attorneys' fees and disbursements of approximately $1.6 million in connection with the settlement, subject to, and payable upon, completion of the merger. Those fees and disbursements will be capitalized, and not expensed for financial reporting purposes. On August 16, 1999, the appeal period related to the order and final judgment expired. No appeals were filed. The settlement remains subject to consummation of the merger. Reference is made to Item 1 of Part II of this Report for additional information.

     The merger was approved at a Special Meeting of Shareholders held on August 13, 1999. The merger agreement remains subject to, among other things, receipt of financing for the transactions contemplated by the merger agreement and the continued suspension of dividends by the Company.

3. Cumulative effect of accounting change:

     In accordance with its early application provisions, the Company implemented Statement of Position ("SOP") 98-5 of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants as of the beginning of its 1998 fiscal year. This SOP required companies that capitalize pre-opening and similar costs to write off all existing such costs, net of tax benefit, as a "cumulative effect of accounting change" and to expense all such costs as incurred in the future.

4.   Earnings per share:

     The number of shares of common stock subject to stock options included in diluted earnings per share were 107,123 and 99,503 for the twenty-eight weeks ended July 18, 1999 and July 12, 1998, respectively, and 64,801 and 78,844 for the twelve weeks ended July 18, 1999 and July 12, 1998, respectively.

5.   Comprehensive income:

     The Company's operations did not give rise to any items includible in comprehensive income which were not already included in net income for either of the twenty-eight week periods ended July 18, 1999 and July 12, 1998.

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and other data and information appearing elsewhere in this Report.

General

         On January 19, 1999, the Company entered into a merger agreement for the merger of a company owned by members of the Sbarro family, the Company's principal shareholders, with and into the Company in which all the outstanding Common Stock of the Company not owned by those shareholders are to be converted into the right to receive $28.85 in cash. The shares to be purchased comprise approximately 65.6% of the Company's outstanding shares of Common Stock. In addition, all outstanding stock options, including those held by those members of the Sbarro family, will be terminated. For each such option, the holder thereof will be paid the difference between $28.85 and the exercise price per share, multiplied by the total number of shares of Common Stock subject to such option. The merger agreement was adopted at a Special Meeting of Shareholders held on August 13, 1999.

         The merger agreement remains subject to certain conditions to closing, including, among other things, receipt of financing for the transactions contemplated by the merger agreement and the continued suspension of dividends by the Company.

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

The following table indicates the number of Company-owned and franchised restaurants (excluding non-mall joint venture restaurants) in operation during each indicated period:

                                     28 Weeks 28 Weeks
                                      Ended    Ended     Fiscal Year Fiscal Year
                                     07/18/99 07/12/98        1998      1997

Company-owned Sbarro restaurants:
   Opened during period   (1)           9        15            26        30
   Acquired from franchisees
     during period-net                 --         1             1         4
   Closed during period                (5)      (13)          (20)       (8)
                                       ---      ----          ----       ---
   Open at end of period   (2)         634       626           630       623

Franchised Sbarro restaurants:
   Opened during period                 19        15            43        47
   Sold to Company during
     period-net                         --        (1)           (1)       (4)
   Closed or terminated during period  (13)       (6)          (13)      (23)
                                       ----       ---          ----      ----
   Open at end of period                274      247           268       239

All Sbarro restaurants:
   Opened during period   (1)            28       30            69        77
   Closed or terminated during period   (18)     (19)          (33)      (31)
                                        ----     ----          ----     ----
   Open at end of period   (2)          908      873           898       862

Kiosks (all franchised) open at
   end of period                          7        9             8         7

----------------
(1)    Includes,   in  fiscal  1998  and  1997,  one  and  two  mall  locations, respectively, of a joint venture which operates as Umberto of New Hyde Park. For purposes of this Report, the Company has included those restaurants with Sbarro restaurants. No mall locations were opened by this joint venture in either of the twenty-eight weeks ended July 18, 1999 or July 12, 1998.
(2) Includes, as of July 18, 1999 and July 12, 1998 and the end of fiscal 1998 and fiscal 1997, six, five, six and five joint venture mall locations, respectively, which operate as Umberto of New Hyde Park.

Restaurant sales from Company-owned and consolidated joint venture units increased 2.9% to $179.1 million for the twenty-eight weeks ended July 18, 1999 from $174.0 million for the twenty-eight weeks ended July 12, 1998 and increased 3.7% to $78.7 million for the twelve weeks ended July 18, 1999 from $75.9 million for the twelve weeks ended July 12, 1998. The increase resulted from a higher number of units in operation in the current fiscal period than the comparable period in 1998 and selective menu price increases of approximately 1.4% and 0.7% at Company-owned units which became effective in September 1998 and February 1998, respectively. Comparable unit sales increased 0.9% and 1.8% for the twenty-eight and twelve weeks ended July 18, 1999 primarily as a result of the menu price increases. Comparable restaurant sales are made up of sales at locations that were open during the entire current period and entire prior fiscal year.

Franchise related income increased 4.3% to $4.3 million for the twenty-eight weeks ended July 18, 1999 from $4.2 million for the twenty-eight weeks ended July 12, 1998. This increase resulted primarily from greater continuing royalties due to a higher number of franchise units in operation in the current year period than in the comparable period in 1998. Franchise related income remained relatively unchanged for the twelve weeks ended July 18, 1999 as compared to the twelve week period ended July 12, 1998 primarily due to timing differences in opening new units and recognizing related development fee income.

Interest income increased to $2.6 million for the twenty-eight weeks ended July 18, 1999 from $2.5 million for the twenty-eight weeks ended July 12, 1998 and decreased to $1.0 million from $1.1 million for the twelve weeks ended July 18, 1999 as compared to the twelve weeks ended July 12, 1998. These changes were due to higher cash balances being invested in the current year period than in the prior year period, offset by lower interest rates in the first part of the year and shorter investment maturities in the 1999 periods as compared to the 1998 periods.

Cost of food and paper products as a percentage of restaurant sales declined to 20.7% for the twenty-eight weeks ended July 18, 1999 as compared to 20.9% for the twenty-eight weeks ended July 12, 1998 and to 20.4% from 20.8% for the twelve week periods then ended. Cheese prices, which fluctuate throughout the year, were slightly lower during the first 28 weeks of 1999 as compared to the related 1998 period. After the end of the second quarter, cheese prices increased to levels that are higher than cheese prices for the comparable period in fiscal 1998.

Restaurant operating expenses -- payroll and other benefits increased to 27.7% of restaurant sales for the twenty-eight weeks of fiscal 1999 from 26.9% for the first twenty-eight weeks of fiscal 1998 and to 27.3% from 26.8% for the twelve week periods ended July 18, 1999 and July 12, 1998, respectively. The increase was primarily due to the tight labor market, resulting in pressures on wages and salaries and associated increases in amounts paid for payroll taxes.

Restaurant operating expenses -- occupancy and other expenses increased to 31.4% of restaurant sales for the twenty-eight weeks ended July 18, 1999 from 30.5% of restaurant sales for the twenty-eight weeks ended July 12, 1998 and to 30.8% from 30.5% for the twelve week periods then ended. This increase is attributable principally to rent and other occupancy related costs increasing at a higher rate than restaurant sales.

Depreciation and amortization expense increased by $0.6 million and $0.3 million for the twenty-eight and twelve weeks ended July 18, 1999, respectively, over the corresponding periods in 1998 primarily as a result of the Company's new headquarters building being completed in the fourth quarter of fiscal 1998.

General and administrative expenses were $12.3 million, or 6.6% of total revenues, for the first twenty-eight weeks of fiscal 1999, compared to $10.4 million, or 5.7% of total revenues, for the comparable period in fiscal 1998 and $5.5 million, or 6.8% of total revenues, for the twelve weeks ended July 18, 1999, compared to $4.4 million, or 5.6% or total revenues, for the comparable period in fiscal 1998. These increases were primarily due to higher payroll costs and costs associated with the administration of additional Company-owned restaurants and joint venture start-up operations, increases in various field training and human resources functions and increased costs associated with expansion into the Company's recently completed corporate headquarters.

The provision for unit closings of $1.5 million before tax ($0.9 million after tax or $.05 after tax basic and diluted earnings per share) in the twelve weeks ended July 12, 1998 related to a reserve established for the closing of certain Company-owned units.

Terminated transaction costs of $1.0 million before tax ($0.6 million after tax or $.03 after tax basic and diluted earnings per share) in the twelve weeks ended July 12, 1998 related to costs associated with the termination of the original proposal by members of the Sbarro Family to acquire all shares of the Company not owned by them.

Other income increased by $1.3 million to $2.6 million in the twenty-eight weeks ended July 18, 1999, compared to the twenty-eight weeks ended July 12, 1998 and by $0.6 million to $1.1 million for the twelve weeks ended July 18,1999 as compared to the twelve weeks ended July 12, 1998, primarily as a result of increased incentives from suppliers and income, net of expenses, generated from the leasing of a significant portion of the Company's corporate headquarters building to third parties.

The effective income tax rate was 38.0% for both the twenty-eight and twelve weeks ended July 18, 1999 and July 12, 1998.

The cumulative effect of the change in method of accounting in fiscal 1998 resulted from the Company's implementation of the Statement of Position ("SOP") 98-5 of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants which required companies that had capitalized pre-opening and similar costs to write off all such existing costs, net of tax benefit, as a "cumulative effect of accounting change" and to expense all such costs as incurred in the future. In accordance with its early application provisions, the Company implemented SOP 98-5 as of the beginning of the Company's 1998 fiscal year and incurred a one-time charge of $0.8 million ($0.04 basic and diluted earnings per share), net of an income tax benefit of $0.5 million, to write off all start-up costs existing as of the beginning of that year. The Company had no such charges in the 1999 periods.

Impact of Inflation and Other Factors

Food, labor, rent, construction and equipment costs are the items most affected by inflation in the restaurant business. Although for the past several years inflation has not been a significant factor, there can be no assurance that this trend will continue. In addition, food and paper product costs may be temporarily or permanently affected by weather, economic and other factors beyond the Company's control that may reduce the availability and increase the cost of such items. Historically, the price of cheese has fluctuated more than our other food ingredients and related restaurant supplies.

Seasonality

The Company's business is subject to seasonal fluctuations, the effects of weather and economic conditions. Earnings have been highest in the Company's fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. The length of the holiday shopping period between Thanksgiving and Christmas and the number of weeks in the fourth quarter result in fluctuations in fourth quarter financial results from year to year. See also "--Accounting Period." The fourth fiscal quarter normally accounts for approximately 40% of net income for the year.

Accounting Period

Our fiscal year ends on the Sunday nearest to December 31. The fiscal year which ended on January 3, 1999 contained 53 weeks. All other reported fiscal years contained 52 weeks.

Liquidity and Capital Resources

The Company has historically not required significant working capital to fund its existing operations and has financed its capital expenditures and investments in its joint ventures through cash generated from operations. At July 18, 1999, the Company had cash and cash equivalents of $152.9 million and working capital of $132.1 million.

Net cash provided by operating activities was $14.8 million and $14.9 million for the twenty-eight week periods ended July 18, 1999 and July 12, 1998, respectively. Net cash used in investing activities consists primarily of capital expenditures (including investments made by joint ventures). Capital expenditures were $12.7 million and $15.8 million for the twenty-eight week periods ended July 18, 1999 and July 12, 1998, respectively. The $3.1 million decrease in the current twenty eight week period was primarily due to lower spending for the Company's recently completed corporate headquarters. Net cash provided by financing activities was $0.4 million for the twenty-eight week period ended July 18, 1999 and consisted entirely of cash proceeds from the exercise of stock options. Net cash used in financing activities was $3.4 million for the twenty-eight week period ended July 12, 1998 and included $5.5 million of cash dividends paid in fiscal 1998 that were declared in fiscal 1997 offset by $2.1 million of proceeds from the exercise of stock options.

Dividends

The Company's Board of Directors has suspended quarterly cash dividends since the last quarter of 1997 pending consideration of proposals made by certain members of the Sbarro Family to merge the Company with a company owned by them in which all of the shares of the Company not owned by them would be exchanged for cash and the consideration of other strategic alternatives. The proposals were, and the merger agreement entered into with respect to the proposed merger agreement is, conditioned upon, among other things, the continued suspension of dividends by the Company.

Recent Accounting Pronouncements

Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement
No. 133 -- An Amendment of FASB Statement No. 133," issued in June 1999, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Presently, the Company does not use derivative instruments and therefore SFAS No. 133 is not currently applicable.

Year 2000

"Year 2000" issues could arise in situations where computer software or databases recognize the two digit year "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations that could cause disruptions in business operations and increased costs in processing and analyzing data. Since our IT systems (used primarily for financial, accounting, human resources, payroll, operations support and point-of-sales processing and reporting) and non-information technology ("non-IT") systems (used principally in communications systems) use computer hardware, software and related technology, we have conducted a comprehensive review of our computer systems.

State of Readiness. We have determined that, while certain computer programs require change to assure that they are Year 2000 compliant, all of our databases are Year 2000 compliant in that they contain four digit year fields, thereby allowing positive identification of the century and year.

Our internal IT systems use a combination of in-house software developed by our IT department and packaged software purchased from third parties. During the past five years, as part of our ongoing IT enhancements, we have either significantly updated software or designed new software for our point-of-sales system (which performs cash register and restaurant management functions) and for our restaurant accounting system (which handles centralized bookkeeping, sales analysis and cash control functions relating to our Company-owned restaurants). Our point-of-sales system is currently installed in approximately 325 restaurant units. The balance of our existing restaurants use electronic cash registers. We have been orally advised by the manufacturers of our electronic cash registers that they expect no Year 2000 issues with respect to these registers. We have completed the process of replacing and/or upgrading personal computers that were part of approximately 115 point-of-sales systems installed in fiscal 1995 and early fiscal 1996. These personal computers are now certified Year 2000 compliant. We have completed modifying and testing of our point-of-sales software programs for all 325 restaurants and, as of August 3, 1999, all of these locations are operating under Year 2000 compliant software versions. We are continuing to install a point-of-sale system in each new unit and in each existing restaurant as remodeled and to replace existing registers as needed.

We use software developed by a recognized third party software provider for various corporate office functions, including financial and accounting reporting and analysis, human resource and payroll processing, inventory purchasing and accounts payable functions. We have reviewed and determined the remediation needed to the third party software, have made the changes needed and recompiled all programs within the packaged software. We have recently commenced testing the remediated system. All internal testing of these systems has been completed by IT. The remainder of the testing by the various user departments is expected to be completed by October 31, 1999.

Thereafter, any corrections or changes (which are currently not anticipated to be significant) to programs or systems that are required as a result of the testing of our internal software and third party software will be addressed. Final testing is currently anticipated to be completed, and the updated software installed, by the end of November 1999.

Non-IT systems are used by us primarily for voice communications. We have received written assurances from our communications systems provider that our communications systems and equipment are Year 2000 compliant. We have not as yet received confirmation that our voice messaging system, which utilizes a recognized provider, is Year 2000 compliant. We do not believe that interruption of this service would have a material adverse affect on our operations.

We have received written confirmation from our principal food distributor that, while such distributor could operate under its former manual systems, it expects that its computer systems will be Year 2000 compliant on a timely basis. Our principal soft drink mix supplier has publicly reported that remediation and testing of its key IT systems has been completed for 98% of such systems and that completion for substantially all of the remaining systems is scheduled for the third quarter of 1999.

Costs. To date, all software modification and testing has been performed by our internal IT department without the need to employ additional staff and without significant interruption of the other functions performed by the department. We believe we will complete this project without additional staff and without adversely affecting day-to-day operations and support, although some overtime for personnel outside the IT department staff may be required during the testing phase of the remediated systems.

To date, we have expended less than $50,000 (in addition to hardware purchased in the ordinary course, which purchases were not accelerated as a result of the Year 2000 issue) and anticipate spending less than $150,000 for testing, purchasing hardware and for other modification costs to finish the project. We do not separately track internal costs (which are principally payroll and related costs of our IT systems department) incurred as part of our Year 2000 project.

Risks. Although we believe our systems will be timely compliant with Year 2000 issues, the most reasonably likely worst case scenarios facing us in the event Year 2000 problems arise involve: (1) the timeliness of internal reporting and analyzing corporate information and the potential of temporarily supplementing our staff if we are required to rely, for a period of time, on manual information reporting and processing while remediation to one or more of our internal IT systems is effectuated; (2) the processing of our payroll; and (3) our ability to maintain our traditional levels of revenues should we experience temporary supply shortages of food, soft drink mixes and paper products if our distributors experience IT or non-IT Year 2000 problems or should the landlords of our restaurants experience non-IT issues (such as with microprocessors that control door operators, elevator service and heating and cooling equipment that the landlords are required to maintain under their leases with us). Like most other companies, we are also subject to certain risks that are not within our control, such as a failure of IT systems of banks, financial institutions, telephone companies and public utilities.

Contingency Plans. In the event our IT systems should malfunction, we believe we will nevertheless be able to generate revenues at our existing restaurants and process data, although delays may result in reporting and processing information. Our electronic cash registers operate manually and our point-of-sales cash registers can also operate independent of our IT system. We still use manual systems both for reporting to our corporate office by restaurants that are not yet on our point-of-sales system and as a backup for units that are on our point-of-sales system. Depending upon the results of testing of our efforts to remediate our software, we intend to develop contingency plans with respect to the internal reporting of corporate information in the event of a failure of our IT systems.

With respect to our payroll functions, we have recently comprehensively analyzed and worked with an outside payroll processing service before determining to continue to perform all payroll functions through our internal systems. Therefore, we believe that we could either outsource this function or have an outsourcer of payroll services install its system at our offices with us operating the system internally without material delay.





We intend to maintain a higher inventory level of food products and soft drink mixes and paper products toward the end of 1999 as a contingency against shortages in the event our suppliers experience unanticipated Year 2000 problems. The levels to be maintained will be based upon future consultation with our suppliers to obtain updates on the status of their Year 2000 compliance programs. We believe that there are other distributors of food products, beverages and paper products that would be able to service our needs in the event our primary suppliers experience Year 2000 problems that adversely affect their ability to provide us with the quantity of supplies needed. We intend to develop additional contingency plans if and to the extent additional significant risks become evident based on the testing of our internal systems and future discussions with our suppliers, landlords and other third party providers of goods and services.

Forward Looking Statements

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

Item 3.           Qualitative and quantitative disclosures of market risk

The Company has historically invested its cash on hand in short term, fixed rate, highly rated and highly liquid instruments which mature and are reinvested throughout the year. Therefore, although the Company's existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, the Company's rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. The Company presently has no borrowings, and does not purchase interest rate swap or other instruments to hedge against interest rate fluctuations.

The Company has not purchased future, forward, option or other instruments to hedge against fluctuations in the prices of the commodities it purchases. As a result, the Company's future commodities purchases are subject to changes in the price of such commodities.

All transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, reducing the risks attendant in changes in the values of foreign currencies. Accordingly, the Company has not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.

                                             PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings.

On January 19, 1999, the Company entered into a merger agreement for the merger of a company formed by members of the Sbarro family, the Company's principal shareholders, with and into the Company in which all outstanding common stock of the Company not owned by those shareholders are to be converted into the right to receive $28.85 in cash.

Following the Company's announcement of the proposal by members of the Sbarro family for the merger, seven class action lawsuits were instituted by shareholders against the Company, those members of the Sbarro family who are directors of the Company and all or some of the other directors of the Company. In a memorandum of understanding entered into on January 19, 1999, which was confirmed by a subsequent formal stipulation of settlement, counsel for the plaintiffs and counsel for the defendants agreed to settle all of the lawsuits, and the Sbarro Family agreed to increase the merger consideration from $27.50 per share to $28.85 per share.

On June 29, 1999, a hearing was held before the Court. No opposition to the settlement was presented at the hearing and no shareholder requested exclusion from the class on behalf of whom the actions were brought. The Court entered an order and final judgment on July 16, 1999, among other things, approving the stipulation of settlement and the settlement, adjudging the terms thereof to be fair, reasonable, adequate and in the best interests of the Class, certifying the class action and class and awarded plaintiffs' counsel attorneys' fees and disbursements of approximately $1.6 million in connection with the settlement, subject to, and payable upon, completion of the merger. Those fees and disbursements will be capitalized, and not expensed for financial reporting purposes.

On August 16, 1999, the appeal period related to the Order and Final Judgment expired. No appeals were filed. The settlement is subject to consummation of the merger. The closing of the merger is subject to, among other things, the receipt of financing for the transaction and the continued suspension of dividends by the Company.

Item 4.              Submission of Matters to a Vote of Security Holders.

On August 13, 1999, the Company held a Special Meeting of Shareholders to consider a proposal to adopt the Amended and Restated Agreement and Plan of Merger (the "Restated Merger Agreement") by and among the Company, Sbarro Merger LLC ("Mergeco"), Mario Sbarro, Joseph Sbarro, Joseph Sbarro (1994) Family Limited Partnership, Anthony Sbarro and Mario Sbarro and Franklin Montgomery, not individually but as trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants (the "Continuing Shareholders").

Under the New York Business Corporation Law (the "BCL"), the affirmative vote of at least two-thirds of all outstanding shares of the Company's common stock was required to adopt the Restated Merger Agreement (the "BCL Voting Requirement"). In addition, the Restated Merger Agreement provides that it was a condition to the consummation of the Merger that the Restated Merger Agreement be adopted by at least a majority of the votes cast at the Special Meeting, excluding votes cast by the Continuing Shareholders, abstentions and broker non-votes (the "Merger Agreement Requirement"). At the Special Meeting, the Company's shareholders approved the Restated Merger Agreement.

A motion made by a shareholder at the Special Meeting to table the vote concerning the merger was rejected by the following vote:

       For                                           Against
       1,100                                       7,064,028


In meeting the BCL Voting Requirement, the Company's shareholders adopted the Restated Merger Agreement by the following vote:

       For                            Against                            Abstain
       15,278,273                     727,372                              6,802

In meeting the Merger Agreement Requirement, the Company's shareholders adopted the Restated Merger Agreement by the following vote:

       For                                           Against
      8,213,945                                      727,372

Item 6.                  Exhibits and Reports on Form 8-K.

(a)    Exhibits:
       No.                                            Description

       27                                         Financial Data Schedule

(b) Reports on Form 8-K.

The only Current Report on Form 8-K filed by the Company during the period covered by this report was a report dated (date of earliest event reported) June 17, 1999 reporting under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements were filed with that report.

                                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          SBARRO, INC.
                                                          Registrant


Date:              August  31, 1999                  By:  MARIO SBARRO
                                                     Mario Sbarro
                                                     Chairman of the Board and
                                                     President and Chief
                                                     Executive Officer


Date:          August 31, 1999                       By:  ROBERT G. ROONEY
                                                     Robert G. Rooney
                                                     Vice President-Finance
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number                              Description

         27                                 Financial Data Schedule

                                                              EXHIBIT 27