Form 10-Q
period 1999-10-10
SBARRO INC
filed 1999-12-01
CIK 766004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-Q


  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended October 10, 1999     Commission File Number 333-90817


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

Yes      X                 No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                         Outstanding at November 22, 1999

Common Stock, $.01 par value                             7,064,328

--------------------------------------------------------------------------------

                                                             SBARRO, INC.

                                                            FORM 10-Q INDEX


PART I.     FINANCIAL INFORMATION                                                            PAGES


Item 1.  Consolidated Financial Statements:

         Balance Sheets - October 10, 1999 (unaudited) and January 3, 1999 . . . . . . . . . .3-4

         Statements of Income  (unaudited)  - Forty Weeks ended October 10, 1999
             And October 4, 1998 and Twelve Weeks ended October 10, 1999 and
             October 4, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . 5-6

         Statements of Cash Flows (unaudited) - Forty Weeks ended
              October 10, 1999 and October 4, 1998 . . . . . . . . . . . . . . . . . . . . . .7-8

         Notes to Unaudited Consolidated Financial Statements - October 10, 1999. .  . . . . .9-14

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15-25


Item 3.  Quantitative and Qualitative Disclosure about Market Risk . . . . . . . . . . . . . . .25


PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
            -----------------












                                                                 Pg. 2

Item 1.  Consolidated Financial Statements:

                                                 SBARRO, INC. AND SUBSIDIARIES

                                                  CONSOLIDATED BALANCE SHEETS

                                                                ASSETS

                                                                             (In thousands)
                                                               October 10, 1999          January 3, 1999
                                                                  (unaudited)
Current assets:
     Cash and cash equivalents                                       $  8,518                      $150,472
     Restricted cash for untendered
        shares (See Note 2)                                             4,782                             -
     Receivables:
       Franchisees                                                      1,671                         1,342
       Other                                                            3,099                         2,185
                                                                -------------                 -------------
                                                                        4,770                         3,527

     Inventories                                                        2,855                         3,122

     Prepaid expenses                                                   6,352                         1,291
                                                               --------------                --------------

       Total current assets                                            27,277                       158,412


Property and equipment, net                                           138,978                       138,126

Other assets:

     Excess of purchase price over the cost
       of net assets acquired, net of
       accumulated amortization of
       $250 (See Note 2)                                              224,940                             -
     Deferred financing costs, net of accumulated
       amortization of $32 (See Note 3)                                 9,190                             -
     Other assets                                                       6,782                         6,630
                                                              ---------------             ----------------

                                                                     $407,167                      $303,168
                                                                =============                 =============


                                                              (continued)

                                                                 Pg. 3

                                                 SBARRO, INC. AND SUBSIDIARIES

                                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                             (In thousands)
                                                               October 10, 1999              January 3, 1999
                                                                 (unaudited)
Current liabilities:
     Accounts payable                                            $   8,948                         $  7,122
     Amounts due for untendered shares
       (See Note 2)                                                  4,782                                -
     Accrued expenses                                               31,801                           25,764
     Income taxes                                                      267                            4,146
                                                            --------------                    -------------
       Total current liabilities                                    45,798                           37,032


Deferred income taxes                                                8,681                            9,219



Long-term debt (See Note 3)                                        251,223                                -

Shareholders' equity (See Note 2):
     Preferred stock, $1 par value;
       authorized 1,000,000 shares; none issued                          -                                -
     Common stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding
       7,064,328 shares at October 10, 1999 and
       20,531,643 shares at January 3, 1999                            71                               205
     Additional paid-in capital                                        10                            34,587
     Retained earnings                                            101,384                           222,125
                                                             ----------------               ---------------
                                                                  101,465                           256,917
                                                             ----------------               ---------------

                                                                 $407,167                          $303,168
                                                              ===============                ==============





                       See notes to unaudited consolidated financial statements



                                                                 Pg. 4

                                                SBARRO, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)

                                                                                  (In thousands)
                                                                             For the forty weeks ended:
                                                              October 10, 1999                  October 4, 1998
                                                              ----------------                  ---------------
Revenues:
     Restaurant sales                                             $265,022                           $256,708
     Franchise related income                                        6,750                              6,192
     Interest income                                                 3,679                              3,734
                                                            -----------------                  --------------
       Total revenues                                              275,451                            266,634
                                                              ---------------                  --------------

Costs and expenses:
     Cost of food and paper products                                 54,926                          54,068
     Restaurant operating expenses:
       Payroll and other employee benefits                           72,405                          68,161
       Occupancy and other                                           81,436                          76,301

     Depreciation and amortization                                   18,043                          16,986
     General and administrative                                      17,720                          14,808
     Provision for unit closings                                          -                           1,525
     Terminated transaction costs                                         -                             986
     Litigation settlement and related costs                              -                           3,544
     Interest expense                                                   980                               -
     Other income                                                    (3,614)                         (2,242)
                                                               ---------------                --------------
       Total costs and expenses                                     241,896                         234,137
                                                               --------------                  ------------

Income before income taxes and cumulative
     effect of change in method of accounting
     for start-up costs                                               33,555                         32,497
Income taxes                                                          12,846                         12,349
                                                              ---------------                --------------
Income before cumulative effect
     of accounting change                                             20,709                         20,148

Cumulative effect of change in method
     of accounting for start-up costs, net of
     income taxes of $504                                                  -                          (822)
                                                             -------------------           -----------------

Net income                                                           $20,709                       $19,326
                                                               ==============                ==============

                       See notes to unaudited consolidated financial statements

                                                                 Pg. 5

                                               SBARRO, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF INCOME

                                                           (UNAUDITED)

                                                                                  (In thousands)
                                                                          For the twelve weeks ended:
                                                              October 10, 1999                October 4, 1998
                                                              ----------------                ---------------
Revenues:
     Restaurant sales                                               $85,971                        $82,680
     Franchise related income                                         2,418                          2,038
     Interest income                                                  1,055                          1,189
                                                               --------------                 -------------
       Total revenues                                                89,444                         85,907
                                                               --------------                  ------------

Costs and expenses:
     Cost of food and paper products                                 17,945                          17,645
     Restaurant operating expenses:
       Payroll and other employee benefits                           22,830                          21,262
       Occupancy and other                                           25,231                          23,316
     Depreciation and amortization                                    5,765                           5,261
     General and administrative                                       5,381                           4,441
     Litigation settlement and related costs                             -                            3,544
     Interest expense                                                   980                               -
     Other income                                                    (1,040)                           (983)
                                                              ----------------                --------------
       Total costs and expenses                                      77,092                          74,486
                                                              ---------------                 -------------

Income before income taxes                                           12,352                          11,421
Income taxes                                                          4,789                           4,340
                                                             ----------------                --------------
Net income                                                         $  7,563                        $  7,081
                                                              ===============                 =============










                       See notes to unaudited consolidated financial statements
                                                           Pg. 6

                                                 SBARRO, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (UNAUDITED)

                                                                             (In thousands)
                                                                       For the forty weeks ended:
                                                              October 10, 1999                October 4, 1998
                                                              ----------------                ---------------
Operating activities:

Net income                                                           $ 20,709                      $ 19,326
Adjustments to reconcile net income to net
     cash provided by operating activities:
       Cumulative effect of change in method
         of accounting for start-up costs                                   -                           822
       Depreciation and amortization                                   18,087                        17,056
       Deferred income taxes                                             (538)                         (616)
       Provision for unit closings                                          -                         1,525
       Changes in operating assets and liabilities:
         Increase in receivables                                       (1,243)                       (1,512)
         Decrease in inventories                                          267                           390
         Increase in prepaid expenses                                  (5,060)                       (4,257)
         Increase in other assets                                        (930)                         (253)
         Increase (decrease) in accounts payable
            and accrued expenses                                        6,034                        (4,704)
         Decrease in income taxes payable                              (3,880)                       (4,745)
                                                                 -------------                  ------------

Net cash provided by operating activities                              33,446                        23,032
                                                               --------------                  ------------

Investing activities:

Proceeds from maturity of marketable security                               -                         2,500
Purchases of property and equipment                                   (18,865)                      (21,089)
                                                                --------------                 -------------

Net cash used in investing activities                                 (18,865)                      (18,589)
                                                                --------------                  ------------





                                                              (continued)


                                                                 Pg. 7

                                           SBARRO, INC. AND SUBSIDIARIES

                                                              (UNAUDITED)


                                                                             (In thousands)
                                                                       For the forty weeks ended:
                                                              October 10, 1999                October 4, 1998
                                                              ----------------                ---------------
Financing activities:
Proceeds from exercise of stock options                                   426                         2,073
Proceeds from long-term debt                                          251,211                             -
Cost of  Merger and related financing                                (411,000)                            -
Accrued or previously paid Merger costs                                 2,828                             -
Cash dividends paid                                                         -                        (5,521)
                                                           ------------------                  -------------

Net cash used in financing activities                                (156,535)                       (3,448)
                                                                --------------                 -------------

(Decrease) increase in cash and cash equivalents                     (141,954)                          995


Cash and cash equivalents at beginning of period                      150,472                       119,810
                                                               --------------                --------------

Cash and cash equivalents at end of period                        $     8,518                      $120,805
                                                              ===============                 =============


Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                          $16,743                       $20,157
                                                               ==============                ==============

Cash paid during the period for interest                                    -                             -
                                                          ===================           ===================







                       See notes to unaudited consolidated financial statements




                                                                 Pg. 8

                                SBARRO, INC. AND SUBSIDIARIES
                    Notes to Unaudited Consolidated Financial Statements

1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at October 10, 1999 and their consolidated results of operations for the forty and twelve week periods ended October 10, 1999 and October 4, 1998 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

2.       Going private transaction:

         On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of the Company's common stock) became the holders of 100% of the issued and outstanding common stock of the Company pursuant to an Amended and Restated Agreement and Plan of Merger dated as of January 19, 1999 (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement (i) a company owned by the members of the Sbarro family merged with and into the Company (the "Merger"),
         (ii) the Company's shareholders (other than the members of the Sbarro family and the company owned by them) received the right to receive $28.85 per share in cash in exchange for the approximately 13.5 million shares of the Company's common stock not owned by the members of the Sbarro family, and (iii) all outstanding stock options, including stock options held by the members of the Sbarro family, were terminated in exchange for a cash payment equal to the number of shares subject thereto multiplied by the excess, if any, of $28.85 over the applicable option exercise price. The cost of the Merger, including amounts to pay related fees and expenses of the transactions, is estimated at approximately $411.0 million and was funded using substantially all of the Company's cash on hand and the sale of $255 million of 11% Senior Notes (See Note 3).

         As of October 10, 1999, there was $4.8 million ($0.5 million as of November 17, 1999) remaining on deposit with a third party paying agent for untendered shares to be redeemed as part of the Merger consideration. Such amounts are shown as restricted cash and amounts due for untendered shares in the balance sheet. Should any shares remain untendered after one year from September 28, 1999, the related funds are returned to the Company to be held until claimed or escheated to the appropriate juristrictions.

                                         Pg. 9

                                 SBARRO, INC. AND SUBSIDIARIES
               Notes to Unaudited Consolidated Financial Statements (continued)


         In accordance with Emerging Issues Task Force Issue 88-16, "Basis in Leveraged Buyout Transactions", the acquisition of all the outstanding shares of common stock not owned by the Sbarro family and all outstanding stock options have been accounted for under the purchase method of accounting. As a result, the remaining shares of common stock owned by the Sbarro family are presented in shareholders' equity at their original basis in the accompanying consolidated balance sheet. The final purchase price allocations have not been completed and are subject to adjustment based on fair market appraisals and other fair market value estimates as of the date of the Merger. The excess of purchase price over the cost of assets acquired is being amortized on a straight line basis over an estimated useful life of 30 years.

         Summarized below are the unaudited pro forma results of operations for the forty weeks ended October 10, 1999 and October 4, 1998 of the Company as if the Merger had taken place as of the beginning of the periods presented. Adjustments have been made for the amortization of the excess of the purchase price over the cost basis of net assets acquired, interest expense and related changes in income tax expense.

                                                  Forty weeks ended
                                             October 10, 1999   October 4, 1998
         Pro Forma:
           Revenues                               $275,451         $266,634
                                                  =========        ==========
           Income before cumulative effect
              of accounting change               $   1,551       $      132
                                               ============      ============
           Net income (loss)                     $   1,551       $     (690)
                                               ============     =============

         These pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the Merger taken place at the beginning of the periods presented or of results which may occur in the future.

3.       Long-term debt:

         The cost of the Merger including fees and expenses was funded through the use of substantially all of the Company's cash on hand and the placement of $255.0 million of 11.0% Senior Notes due September 15, 2009 (the "Senior Notes") sold at a price of 98.514% of par to yield 11.25% per annum. The Senior Notes were issued under an Indenture dated September 28, 1999 (the "Indenture"). The Company also entered into a five year, $30 million unsecured senior revolving bank credit facility under a Credit Agreement dated as of September 23, 1999 (the "Credit Agreement").

                                    Pg. 10

                                SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements (continued)


         Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year commencing on March 15, 2000. The Company's payment obligations under the Senior Notes are jointly, severally, unconditionally and irrevocably guaranteed by all of the Company's current Restricted Subsidiaries (as defined in the Indenture) and is to be similarly guaranteed by the Company's future Restricted Subsidiaries (the "Guarantor Subsidiaries"). The Senior Notes and the subsidiary guarantees are senior unsecured obligations of the Company and the Guarantor Subsidiaries, respectively, ranking pari passu in right of payment to all of the Company's and the Guarantor Subsidiaries' respective present and future senior debt, including amounts outstanding under the Credit Agreement. The Indenture permits redemption of the Senior Notes at the Company's option at varying redemption prices and requires the Company to offer to purchase Senior Notes in the event of a Change of Control and in connection with certain Asset Sales (each as defined). The Indenture contains various convenants on the part of the Company and the Guarantor Subsidiaries, including, but not limited to, restrictions on the payment of dividends, stock repurchases, certain investments and other restricted payments, the incurrence of indebtedness and liens on its assets, affiliate transactions, asset sales and mergers.

         In connection with the issuance of the Senior Notes, the Company and its Guarantor Subsidiaries have agreed to offer the holders of the Senior Notes the right to exchange those Senior Notes for 11% Senior Notes due 2009 with the same terms as the existing Senior Notes but which are to be registered under the Securities Act of 1933, as amended. If the Company does not timely comply with its obligations to effectuate such registration, the Company will be required to pay liquidated damages to each holder of the Senior Notes.

         The Credit Agreement provides an unsecured senior revolving credit facility to the Company enabling the Company to borrow, on a revolving basis from time to time during its five-year term, up to $30.0 million, including a $10.0 million sublimit for standby letters of credit. Each of the Company's current Guarantor Subsidiaries (the same entities as the Restricted Subsidiaries under the Indenture) have agreed to, and the future Guarantor Subsidiaries are to, unconditionally and irrevocably guarantee the Company's obligations under the Credit Agreement on a joint and several basis. The Company's borrowings under the Credit Agreement are repayable on September 28, 2004. In addition, the Company will be required to repay the Company's loans and reduce the lenders' commitments under the Credit Agreement using the proceeds of certain asset sales and issuances of certain equity interests of, and sales of equity interests in, Guarantor Subsidiaries. At the Company's option, the interest rates applicable to loans under the Credit Agreement will be at either (a) the bank's prime rate (8.5% at November 22, 1999)

                                            Pg. 11

                               SBARRO, INC. AND SUBSIDIARIES
               Notes to Unaudited Consolidated Financial Statements (continued)


         plus a margin ranging from zero to 0.75% (the initial margin is 0.50%) or (b) reserve adjusted LIBOR (5.59% at November 22, 1999) plus a margin ranging from 1.5% to 2.5% (the initial margin is 2.25%). In each case, the margin depends upon the ratio of the Company's senior debt (as defined) to its earnings before interest, taxes and depreciation and amortization ("EBITDA"). The Company has agreed to pay certain fees in connection with the Credit Agreement, including an unused commitment fee at a rate per year that will vary from 0.25% of the undrawn amount of the facility to 0.45% of the undrawn amount of the facility per year, depending upon the ratio of the Company's senior debt to EBITDA. Initially, the unused commitment fee was 0.40% per year. No amounts were outstanding under the credit facility as of October 10, 1999.

         The Credit Agreement contains various covenants on the part of the Company and the Guarantor Subsidiaries, including, but not limited to, restrictions on the payment of dividends and making stock repurchases, certain investments and other restricted payments, the incurrence of indebtedness, guarantees, other contingent obligations, and liens on assets, affiliate transactions, asset sales and mergers, consolidations and acquisitions of stock or assets by the Company and the Guarantor Subsidiaries. The Credit Agreement also contains provisions which, under certain circumstances, prohibit redemptions or repurchases of the Senior Notes, including repurchases that might otherwise be required pursuant to the terms of the Indenture, and imposes certain conditions on the Company's amending or supplementing the Indenture. In addition, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (in each case with the Guarantor Subsidiaries) of at least 2.0 to 1.0 and a ratio of consolidated senior debt to consolidated EBITDA (in each case with the Guarantor Subsidiaries) ranging from 4.5 to 1.0 in 1999 to 3.9 to 1.0 beginning December 29, 2002.

         The discount at which the Senior Notes were issued, an aggregate of $3.8 million, is being accreted to the Senior Notes over the original ten year life of the Senior Notes. The costs of issuing the Senior Notes and establishing the Credit Agreement, an aggregate of $8.7 million and $0.5 million, respectively, were capitalized as deferred financing costs and are being amortized over the ten and five year lives, respectively, of the Senior Notes and the Credit Agreement, respectively. The accretion and amortization will result in an increase in reported interest expense.

4.       Cumulative effect of accounting change:

         In accordance with its early application provisions, the Company implemented Statement of Position ("SOP") 98-5 of the Accounting Standards Executive Committee of the

                                        Pg. 12

                                SBARRO, INC. AND SUBSIDIARIES
               Notes to Unaudited Consolidated Financial Statements (continued)


         American Institute of Certified Public Accountants as of the beginning of its 1998 fiscal year. This SOP required companies that capitalize pre-opening and similar costs to write off all existing such costs, net of tax benefit, as a "cumulative effect of accounting change" and to expense all such costs as incurred in the future.

5.       Comprehensive income:

         The Company's operations did not give rise to any items includible in comprehensive income which were not already included in net income for either of the twelve or forty week periods ended October 10, 1999 and October 4, 1998.

6.       Summarized condensed financial information:

         The following present condensed summary financial information for the subsidiaries of the Company guaranteeing the Company's obligations under the Senior Notes and Credit Agreement. The non-guaranteeing subsidiaries are immaterial on an individual and combined basis. Each of the Guarantor Subsidiaries is a direct or indirect wholly owned subsidiary of the Company and each has fully and unconditionally guaranteed the Senior Notes and the Credit Agreement on a joint and several basis. The Company has determined that presenting separate financial statements and other disclosures concerning each Guarantor Subsidiary is not material to investors. As described in Note 2, the Company has not completed the final purchase price allocations. Accordingly, the guarantor financial information presented below does not give effect to any final purchase price allocations.

                Condensed Summary Guarantor Subsidiaries Financial Information
                                      Balance Sheet Data

                                          October 10, 1999     October 4, 1998
                                          ----------------     ---------------
                                                   (In thousands)

         Current assets                      $    7,526          $   6,448
         Intercompany receivables               163,550            140,071
                                             ------------       ------------
                  Total current assets          171,076            146,519
         Property and equipment, net             78,708             80,150
         Other assets, net                          600                 51
                                         ---------------   ------------------
                                            $   250,384        $   226,720
                                            =============      ===============

         Current liabilities                        $83               $651
         Intercompany payables-long-term         18,800             20,210
         Shareholders' equity                   231,501            205,859
                                            -------------      ---------------
                                            $   250,384        $   226,720
                                            ===========        ===============

                                       Pg. 13

                 SBARRO, INC. AND SUBSIDIARIES
    Notes to Unaudited Consolidated Financial Statements (continued)


                 Condensed Summary Guarantor Subsidiaries Financial Information
                                      Income Statement Data

                                                         Forty Weeks Ended
                                             October 10, 1999 October 4, 1998
                                                          (In thousands)

         Revenues                                    $  137,147     $  133,640
                                                   ============   ============
         Gross profit (a)                            $  107,333     $  104,434
                                                     ============ ============
         Income before cumulative effect of change
           in accounting principle (b)                 $ 15,186      $  17,053
                                                       ========== ============
         Net income (b)                                $ 15,186      $  17,053
                                                       ========== ============
----------------
(a) Gross profit represents the difference between restaurant sales and the cost of food and paper products.
(b) No portion of the cumulative effect of change in accounting principles pertained to the Guarantor Subsidiaries (see Note 4).


7.       Contingencies:

         On November 17, 1999, certain former managers of restaurant units in the State of Washington instituted a lawsuit against the Company alleging that they served as store managers, general managers, assistant managers or co-managers in Company restaurants in the State of Washington at various times since November 17, 1996 and that, in connection therewith, the Company violated the overtime pay provisions of the State of Washington's Minimum Wage Act by treating them as overtime exempt employees, breached alleged employment agreements and statutory provisions by failing to record and pay for hours worked at the contract rates and/or statutory minimum wage rates and failed to provide statutorily required meal breaks and rest periods. The plaintiffs also seek to represent all of the Company's restaurant managers employed for any period of time on or after November 9, 1996 in the State of Washington. The Company currently owns and operates approximately 18 restaurants in the State of Washington. The plaintiffs seek actual damages, exemplary damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts, and injunctive relief. The Company believes it has substantial defenses to the claims and intends to vigorously defend this action.

         From time to time the Company is also a party to certain claims and legal proceedings in the ordinary course of business, none of which, in the opinion of the Company, would have a material adverse effect on the Company's financial position or results of operations.

                                    Pg. 14

                                SBARRO, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other data and information appearing elsewhere in this Report.

Going Private Transaction

                  On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of the Company's common stock) became the holders of 100% of the issued and outstanding common stock of the Company pursuant to an Amended and Restated Agreement and Plan of Merger dated as of January 19, 1999 (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement (i) a company owned by the members of the Sbarro family merged with and into the Company (the "Merger"), (ii) the Company's shareholders (other than the members of the Sbarro family and the company owned by them) received the right to receive $28.85 per share in cash in exchange for the approximately 13.5 million shares of the Company's common stock not owned by the members of the Sbarro family, and (iii) all outstanding stock options, including stock options held by the members of the Sbarro family, were terminated in exchange for a cash payment equal to the number of shares subject thereto multiplied by the excess, if any, of $28.85 over the applicable option exercise price. The cost of the Merger, including amounts to pay related fees and expenses of the transactions, is estimated at approximately $411.0 million.

               The cost of the Merger including fees and expenses was funded through the use of substantially all of the Company's cash on hand and the placement of $255.0 million of 11.0% Senior Notes due 2009 (the "Senior Notes"), sold at a price of 98.514% of par to yield 11.25% per annum. The Senior Notes were issued under an Indenture dated September 28, 1999 (the "Indenture"). The Company also entered into a five year, $30 million unsecured senior revolving bank credit facility under a Credit Agreement dated as of September 23, 1999 (the "Credit Agreement") to provide working capital.












                                  Pg. 15

Results of Operations

                  The Company's fiscal year ends on the Sunday nearest to December 31. The fourth fiscal quarter normally accounts for approximately 40% of net income for the year. Fiscal 1999 has 52 weeks with a twelve week fourth quarter. The 1998 fiscal year, which contained 53 weeks, had a thirteen week fourth quarter. The Company's 1999 fiscal year began on January 4, 1999, six days later than its 1998 fiscal year which began on December 29, 1997.


                  The following table indicates the number of Company-owned  and
franchised   restaurants  (excluding  non-mall  joint  venture  restaurants)  in operation during each indicated period:

                                                40 Weeks         40 Weeks      12 Weeks       12 Weeks
                                                  Ended            Ended          Ended           Ended                Fiscal Year
                                               10/10/99         10/04/98       10/10/99        10/04/98              1998      1997
Company-owned restaurants:
   Opened during period (1)                        18               19              9              4                   26        30
   Acquired from (sold to)
     franchisees during period-net                  -                1              -              -                    1         4
   Closed during period                            (9)             (18)            (4)            (5)                 (20)       (8)
                                                 -----             ----          -----          -----                -----    -----
   Open at end of period (2)                      639              625            639            625                  630       623
                                                  ====             ====           ====           ====                 ====     ====

Franchised restaurants:
   Opened during period                            34               26             15             11                   43        47
   Purchased from (sold to)
     Company during period-net                      -               (1)            -               -                   (1)       (4)

   Closed or terminated during period             (24)              (8)           (11)            (2)                 (13)      (23)
                                                  ----            -----           ----          -----                -----    -----
   Open at end of period                          278               256           278            256                  268       239
                                                 ====              ====           ====           ====                ====      ====

All restaurants:
   Opened during period (1)                        52                45            24             15                   69        77
   Closed or terminated during period             (33)              (26)          (15)            (7)                 (33)      (31)
                                                  ----             ----          ----           -----                 ----     ----
   Open at end of period (2)                      917               881           917            881                  898       862
                                                 ====              ====          ====           ====                 ====      ====

Kiosks (all franchised) open at
   end of period                                   6                 9             6               9                    8         7

------------------------
(1)    Includes,   in  fiscal  1998  and  1997,  one  and  two  mall  locations, respectively, of a joint venture which operates as Umberto of New Hyde Park. For purposes of this Report, the Company has included those restaurants with Sbarro restaurants. One mall location was opened by this joint venture in the forty weeks ended October 4, 1998. No mall locations of this joint venture were opened in the forty weeks ended October 10, 1999.
(2) Includes, as of October 10, 1999 and October 4, 1998 and the end of fiscal 1998 and fiscal 1997, six, five, six and five joint venture mall locations, respectively, which operate as Umberto of New Hyde Park.



                                     Pg. 16

                  Restaurant sales from Company-owned and consolidated joint venture units increased 3.2% to $265.0 million for the forty weeks ended October 10, 1999 from $256.7 million for the forty weeks ended October 4, 1998 and increased 4.0% to $86.0 million for the twelve weeks ended October 10, 1999 from $82.7 million for the twelve week period ended October 4, 1998. The increases resulted from a higher number of units in operation in the current fiscal periods than the comparable periods in 1998 and selective menu price increases of approximately 2.8%, 1.4% and 0.7% at Company-owned units which became effective in September 1999, September 1998 and February 1998, respectively. Comparable unit sales increased 0.8% for the forty weeks ended October 10, 1999 and 0.6% for the twelve weeks ended October 10, 1999, from the comparable forty and twelve week periods ended October 11, 1998, primarily as a result of the menu price increases. Comparable restaurant sales are made up of sales at locations that were open during the entire current period and entire prior fiscal year.

     Franchise related revenue increased 9.0% to $6.8 million and 18.6% to $2.4 million for the forty and twelve weeks ended October 10, 1999, respectively. These increases resulted primarily from greater continuing royalties due to a higher number of franchise units in operation in the current year period than in the comparable period in 1998, offset in the forty week period, by a decrease in initial franchise fees due to the timing of unit openings in 1999. The increase in franchise fees in the third quarter reflected the opening of more units during the 1999 period as compared to the corresponding prior year period.

                  Interest income was approximately $3.7 million for both the forty weeks ended October 10, 1999 and forty weeks ended October 4, 1998. Interest income decreased $0.1 million to $1.1 million for the twelve weeks ended October 10, 1999 as compared to $1.2 million for the twelve week period ended October 4, 1998. As discussed elsewhere in this Report, the Company utilized substantially all of its available cash in order to fund the Merger. Therefore, the Company generated minimal amounts of interest income for the period from September 28, 1999 (the date of the Merger) to October 10, 1999. The Company will not realize the level of interest income as it has in the past unless and until it rebuilds its cash position.

                  Cost of food and paper products as a percentage of restaurant sales improved to 20.7% for the forty weeks ended October 10, 1999 compared to 21.1% for the forty weeks ended October 4, 1998 and improved to 20.9% from 21.3% for the twelve week periods then ended. Cost of food and paper products as a percentage of restaurant sales were positively affected by the menu price increases described above. Cheese prices, which fluctuate throughout the year, were slightly lower during the first 28 weeks of fiscal 1999 and significantly higher during the twelve weeks ended October 10, 1999 than they were in the comparable periods of fiscal 1998. After the end of the third quarter, cheese prices decreased to levels that are lower than cheese prices for the comparable period in fiscal 1998.

                  Restaurant operating expenses - payroll and other benefits increased to 27.3% of restaurant sales for the forty weeks ended October 10, 1999 from 26.6% for the forty weeks ended October 4, 1998 and to 26.6% for the twelve weeks ended October 10, 1999 from 25.7% for the twelve weeks ended October 4, 1998. The increases were primarily due to the tight labor market, resulting in pressures on wages and salaries and associated increases in amounts paid for payroll taxes.
                                      Pg. 17

                  Restaurant operating expenses - occupancy and other expenses increased to 30.7% of restaurant sales for the forty weeks ended October 10, 1999 from 29.7% of restaurant sales for the forty weeks ended October 4, 1998 and to 29.3% for the twelve weeks ended October 10, 1999 from 28.2% for the twelve week period ended October 4, 1998. These increases are attributable principally to increases in rent and other occupancy related costs.

                  Depreciation  and  amortization   expense  increased  by  $1.1
million and $0.5 million for the forty and twelve week periods ended October 10, 1999, respectively, over the corresponding periods in 1998 primarily as a result of an increase in depreciation and amortization of the Company's new headquarters building (which was completed in the fourth quarter of fiscal 1998) and amortization of the excess of the purchase price over the cost of net assets acquired in connection with the Merger.

                  General and administrative expenses were $17.7 million, or 6.4% of total revenues, for the first forty weeks of fiscal 1999, compared to $14.8 million, or 5.6% of total revenues, for the comparable period in fiscal 1998 and $5.4 million, or 6.0% of total revenues, for the twelve weeks ended October 10, 1999, compared to $4.4 million, or 5.2% of total revenues, for the comparable period in fiscal 1998. The increases were primarily due to higher payroll costs and costs associated with the administration of additional Company-owned restaurants, expanding joint venture operations, higher litigation costs, increases in various field training and human resource functions and costs associated with the Company's recently completed corporate headquarters.

                  Interest expense of $1.0 million in the twelve weeks ended October 10, 1999 relates to the accrual of interest, accretion of original issue discount and the amortization of deferred financing charges with respect to the Senior Notes for the period subsequent to their issuance on September 28, 1999.

                  A provision of $3.5 million ($2.2 million after tax) in the forty and twelve weeks ended October 4, 1998 was recorded for costs associated with the settlement in November 1998 of a lawsuit under the Fair Labor Standards Act.

                  The provision for unit closings of $1.5 million ($0.9 million after tax) in the forty weeks ended October 4, 1998 related to a reserve established for the closing of certain Company-owned units.

                  Terminated transaction costs of $1.0 million ($0.6 million after tax) in the forty weeks ended October 4, 1998 related to costs associated with the termination of a prior proposal by the Sbarro family for the Company's acquisition of all shares of the Company not owned by them.

                  Other income increased by $1.4 million to $3.7 million in the forty weeks ended October 10, 1999 compared to the forty weeks ended October 4, 1998 and by $0.1 million to $1.1 million for the twelve weeks ended October 10, 1999 from the twelve weeks ended October 4, 1998, primarily as a result of increased incentives from suppliers and income, net of expenses,

                                        Pg. 18
generated from the leasing of substantially all of the Company's corporate headquarters building not occupied by the Company to third parties.

                  The effective income tax rate was 38.3% and 38.8% for the forty and twelve week periods ended October 10, 1999, respectively, and 38% for both the forty and twelve weeks ended October 4, 1998. The increase in the effective income tax rate is as a result of the non-deductible amortization expenses in connection with the Merger.

                  The cumulative effect of the change in method of accounting in fiscal 1998 resulted from the Company's implementation of Statement of Position ("SOP") 98-5 of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants which required companies that had capitalized pre-opening and similar costs to write off all such existing costs as a "cumulative effect of accounting change" and to expense all such costs as incurred in the future. In accordance with its early application provisions, the Company implemented SOP 98-5 as of the beginning of our 1998 fiscal year and incurred a one-time charge of $0.8 million, net of an income tax benefit of $0.5 million, to write off all start-up costs existing as of the beginning of that year. The Company had no such one-time charge in the forty weeks ended October 10, 1999.

Impact of Inflation and Other Factors

                  Food, labor, rent, construction and equipment costs are the items most affected by inflation in the restaurant business. Although for the past several years inflation has not been a significant factor in the Company's results of operations, there can be no assurance that this trend will continue. In addition, food and paper product costs may be temporarily or permanently affected by weather, economic and other factors beyond the Company's control that may reduce the availability and increase the cost of such items. Historically, the price of cheese has fluctuated more than the Company's other food ingredients and related restaurant supplies.

Seasonality

                  The Company's business is subject to seasonal fluctuations, the effects of weather and economic conditions. Earnings have been highest in the Company's fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. The length of the holiday shopping period between Thanksgiving and Christmas and the number of weeks in the fourth quarter result in fluctuations in fourth quarter financial results from year to year. The fourth fiscal quarter normally accounts for approximately 40% of net income for the year. Fiscal 1999 has 52 weeks with a twelve week fourth quarter. The 1998 fiscal year, which contained 53 weeks, had a thirteen week fourth quarter. The fourth quarter of 1998 (excluding non recurring items) accounted for 41% of net income for the year. Excluding the impact of the thirteenth week, the fourth quarter of 1998 would have accounted for 38% of such net income, which is consistent with the comparable prior year period.



                                         Pg. 19

Liquidity and Capital Resources

                  The Company has historically not required significant working capital to fund its existing operations and has financed its capital expenditures and investments in its joint ventures through cash generated from operations. Substantially all of the Company's cash was used to complete the Going Private Transaction described above. Accordingly, at October 10, 1999, the Company had unrestricted cash of $8.5 million and a working capital deficit of $18.5 million.

                  Net cash provided by operating activities was $33.4 million and $23.0 million for the forty week periods ended October 10, 1999 and October 4, 1998, respectively. The increase in cash flow from operations for the forty weeks ended October 10, 1999 from the forty weeks ended October 4, 1998 was principally attributable to a $10.3 million net change in operating assets and liabilities primarily as a result of an increase in accounts payable and accrued expenses arising from timing differences combined with increases in net income and depreciation and amortization expense.

                  Net cash used in investing activities primarily relates to capital expenditures (including investments made by joint ventures). Purchases of property and equipment were $18.9 million and $21.1 million for the forty week periods ended October 10, 1999 and October 4, 1998, respectively, excluding $2.5 million of proceeds from the maturity of a marketable security during the 1998 period. Capital expenditures include $0.4 million and $4.4 million for the forty week periods ended October 10, 1999 and October 4, 1998, respectively, for the construction of the Company's corporate headquarters completed in late 1998.

                  Net cash used in financing activities was $156.5 million for the forty week period ended October 10, 1999 compared to $3.4 million in the comparable fiscal 1998 period. This increase primarily resulted from $408.1 million of cash used (net of accrued or previously paid Merger costs) to pay the Merger consideration and related Merger and financing costs offset by approximately $251.2 million of net proceeds raised through the private placement of the Senior Notes. Net cash used in financing activities for the forty week period ended October 4, 1998 of $3.4 million was comprised of $5.5 million of cash dividends paid in fiscal 1998 that were declared in fiscal 1997 partially offset by $2.1 million of proceeds from the exercise of stock options.

                  Since the Company used substantially all of its cash on hand to consummate the Merger, it will not realize the level of interest income it has in the past unless and until it rebuilds its cash position. Further, the Company will incur annual cash interest expense of approximately $28.1 million in connection with the Senior Notes and may incur additional interest expense for borrowings under its new Credit Agreement.

                  The Company's effective tax rate after the Merger is higher than its historical effective tax rate of 38% primarily due to the non-deductible amortization of the excess of the purchase price over the fair value of net assets acquired arising as a result of the Merger. The Company intends to elect to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended, and, where applicable and permitted, under similar state and

                                        Pg. 20
local income tax provisions beginning as early as fiscal 2000. Under the provisions of Subchapter S, substantially all taxes on the Company's income will be paid by its shareholders. As contemplated in the Indenture, the Company has entered into a tax payment agreement with its shareholders which permits the Company to make periodic distributions to its shareholders in amounts that are intended to approximate the income taxes, including estimated taxes, that would be payable by its shareholders if their only income were their pro rata shares of the Company's taxable income and such income was taxed at the highest applicable federal and New York State marginal income tax rates. Tax payment distributions may be made only with respect to periods in which the Company is treated as an S corporation.

                  During the forty weeks ended October 4, 1998, the Company used $5.5 million to pay, in early 1998, the quarterly cash dividend declared in late 1997 to the Company's then shareholders. The Board of Directors suspended the payment of dividends commencing in the first quarter of 1998 in connection with a prior merger proposal by the Sbarro family and the consideration of other strategic alternatives. The Company expects that its Board of Directors will from time to time elect to pay dividends to the current shareholders in amounts that will be based upon a number of factors, including the Company's working capital needs, operating performance, debt service obligations and capital expenditure requirements. Such amounts will be subject to the provisions of the Indenture and its Credit Agreement.

                  The Company's liquidity needs prior to the maturity of its debt are expected to include interest payments on the new debt (approximately $28.1 million annually), capital expenditures, working capital, investments in joint ventures, distributions to shareholders as permitted under the Indenture and Credit Agreement and general corporate purposes. The Company's primary sources of liquidity to meet these needs are cash flow from operations and availability under the Company's $30.0 million Credit Agreement.
In addition, the Company may mortgage its recently completed headquarters building.

                  The  Company  believes  that  aggregate   restaurant   capital
expenditures and its investments in joint ventures during the next twelve months will be moderately higher than levels in recent fiscal years.

                  The Company presently has $28.2 million of undrawn availability under its Credit Agreement (net of outstanding letters of credit and certain guarantees of reimbursement obligations that currently aggregate approximately $1.8 million). The Company expects to generate cash flow from operations through the end of its current fiscal year and to make minimal borrowings under its Credit Agreement during that time.


                  The Company believes that cash flow from operations and funds available under its Credit Agreement will be sufficient to meet its liquidity needs.




                                       Pg. 21

Recent Accounting Pronouncements

     Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133," issued in June 1999, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Presently, the Company does not use derivative instruments and therefore SFAS No. 133 is not currently applicable.


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

State of Readiness. The Company has determined that, while certain computer programs required changes to assure that they were Year 2000 compliant, all of its databases are Year 2000 compliant in that they contain four digit year fields, thereby allowing positive identification of the century and year.

The Company's internal IT systems use a combination of in-house software developed by the Company's IT department and packaged software purchased from third parties. During the past five years, as part of its ongoing IT enhancements, the Company has either significantly updated software or designed new software for its point-of-sales system (which performs cash register and restaurant management functions) and for its restaurant accounting system (which handles centralized bookkeeping, sales analysis and cash control functions relating to its Company-owned restaurants). The point-of-sales system is currently installed in approximately 325 restaurants units. The balance of the Company's existing restaurants use electronic cash registers. The Company has been orally advised by the manufacturers of its electronic cash registers that they expect no Year 2000 issues with respect to these registers. The Company has completed the process of replacing and/or upgrading personal computers that were part of approximately 115 point-of-sales systems installed in fiscal 1995 and early fiscal 1996. These personal computers are now certified Year 2000 compliant. The modification and testing of the point-of-sales software programs for all 325 restaurants has been completed and all of these locations are operating under Year 2000 compliant software versions. The Company is continuing to install a point-of-sales system in each new unit and in each existing restaurant as remodeled and to replace existing registers as needed.

The Company uses software developed by a recognized third party software provider for various corporate office functions, including financial and accounting reporting and analysis, human

                                       Pg. 22
resource and payroll processing, inventory purchasing and accounts payable functions. Those systems have been reviewed and the Company has determined the remediation needed to the third party software, made the changes needed and recompiled all programs within the packaged software. All internal testing of these systems has been substantially completed by IT personnel and the various user departments. Any additional corrections or changes that may be required are not anticipated to be significant.

Non-IT systems are used by the Company primarily for voice communications. The Company has received written assurances from its communications systems provider that its communications systems and equipment are Year 2000 compliant. The Company has also received written confirmation that its voice messaging system, which utilizes a recognized provider, is Year 2000 compliant. The Company does not believe that interruption of these services would have a material adverse affect on its operations.

The Company has received written confirmation from its principal food distributor that, while the distributor could operate under its former manual systems, it expects that its computer systems will be Year 2000 compliant on a timely basis. The Company's principal soft drink mix supplier has publicly reported that remediation and testing of its key IT systems has been completed for 99% of such systems and that completion for substantially all of the remaining systems were expected by the end of October 1999.

Costs. To date, all software modification and testing has been performed by the Company's internal IT department without the need to employ additional staff and without significant interruption of the other functions performed by the department. Total expenditures for testing, purchasing hardware and for other modification costs for the entire Year 2000 project will be less than $50,000 (in addition to hardware purchased in the ordinary course, which purchases were not accelerated as a result of the Year 2000 issue). Internal costs incurred as part of the Year 2000 project (which are principally payroll and related costs of its IT systems department) are not tracked separately.

Risks. Although the Company believes that its systems will be timely compliant with Year 2000 issues, the most reasonably likely worst case scenarios facing the Company in the event Year 2000 problems arise involve: (1) the timeliness of internal reporting and analyzing corporate information and the potential of temporarily supplementing Company staff if it is required to rely, for a period of time, on manual information reporting and processing while remediation to one or more of internal IT systems is effectuated; (2) the processing of Company payroll; and (3) ability to maintain its traditional levels of revenues should the Company experience temporary supply shortages of food, soft drink mixes and paper products if its distributors experience IT or non-IT Year 2000 problems or should its restaurant's landlords experience non-IT issues (such as with microprocessors that control door operators, elevator service and heating and cooling equipment that the landlords are required to maintain under their leases with the Company). Like most other companies, the Company is also subject to certain risks that are not within its control, such as a failure of IT systems of banks, financial institutions, telephone companies and public utilities.



                                          Pg. 23

Contingency Plans. In the event its IT systems should malfunction, the Company believes that it will nevertheless be able to generate revenues at existing restaurants and process data, although delays may result in reporting and processing information. The electronic cash registers operate manually and the point-of-sales cash registers can also operate independent of the IT system. Manual systems both for reporting to the Company's corporate office by restaurants that are not yet on the Company's point-of-sales system are still being used and are available as a backup for units that use the point-of-sales system. Depending upon the results of testing of the efforts to remediate its software, the Company intends to develop contingency plans with respect to the internal reporting of corporate information in the event of a failure of IT systems.

With respect to payroll functions, the Company has comprehensively analyzed and worked with an outside payroll processing service before determining to continue to perform all payroll functions through its internal systems. Therefore, the Company believes that it could either outsource this function or have an outsourcer of payroll services install its system at the Company's offices with the Company operating the system internally without material delay.

The Company may maintain a higher inventory level of food products and soft drink mixes and paper products toward the end of 1999 as a contingency against shortages in the event that its suppliers experience unanticipated Year 2000 problems. The levels to be maintained will be based upon consultations with the suppliers to obtain updates on the status of their Year 2000 compliance programs. The Company believes that there are other distributors of food products, beverages and paper products that would be able to service its needs in the event that its primary suppliers experience Year 2000 problems that adversely affect their ability to provide the Company with the quality of supplies needed.

The Company intends to develop additional contingency plans if and to the extent additional significant risks become evident.

Forward-Looking Statements

Certain statements contained in this Report are forward-looking statements which are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results and performance to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, the level of the Company's debt and its ability to meet its debt service obligations; the restrictions imposed on the Company by the indenture and the Credit Agreement; the Company's ability to repurchase Senior Notes following a "change in control" of the Company (as defined in the Indenture); that the Company operates in a highly competitive environment; changes in consumer tastes; national and local economic conditions; changes in population, traffic patterns, discretionary spending priorities and demographic trends; weather conditions; the Company's reliance on one independent distributor; the Company's vulnerability to increases in food and restaurant operating costs which could be caused by inflation and shortages of supply, including food, labor and restaurant locations; rapid variations in the cost of food products (particularly tomatoes and cheese); increases in the federal or state minimum wage;


                                       Pg. 24
the ability to obtain and retain attractive high customer traffic locations on favorable terms; the Company's ability to continue to attract franchisees; the success of its present, and any future, joint ventures and other expansion opportunities; and the failure of its systems (or those of a current or future key supplier or landlord) to be Year 2000 compliant in a timely manner.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

                  The Company has historically invested its cash on hand in short term, fixed rate, highly rated and highly liquid instruments which matured and were reinvested throughout the year. In connection with the Merger, the Company used substantially all of its available funds. In addition, there are restrictions as to the types of investments the Company may make under both the Indenture and Credit Agreement. As of October 10, 1999, the Company did not have any investments. Subsequent to that date, the Company has invested its excess funds in permitted investments. Although its existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, the rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.

                  Borrowings under the Company's Credit Agreement will be subject to fluctuations in interest rates. The Company does not expect to enter into any interest rate swaps or other instruments to hedge interest rates under its borrowings under its Credit Agreement. Currently there are no amounts outstanding under the Credit Agreement.

                  The Company has not purchased future, forward, option or other instruments to hedge against fluctuations in the prices of the commodities it purchases. As a result, its future commodities purchases are subject to changes in the prices of such commodities.

                  All of the Company's transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, reducing the risks attendant in changes in the values of foreign currencies. Accordingly, the Company has not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.















                                     Pg. 25

                             PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

                  On November 17, 1999, an action entitled Shan Wanli, Basem Tawill, Abdul Hamid v. Sbarro, Inc. was filed in the Superior Court of the State of Washington for King County. The plaintiffs allege that they served as store managers, general managers, assistant managers or co-managers in Company restaurants in the State of Washington at various times since November 17, 1996 and that, in connection therewith, the Company violated the overtime pay provisions of the State of Washington's Minimum Wage Act by treating them as overtime exempt employees, breached alleged employment agreements and statutory provisions by failing to record and pay for hours worked at the contract rates and/or statutory minimum wage rates and failed to provide statutorily required meal breaks and rest periods. The plaintiffs also seek to represent all of the Company's restaurant managers employed for any period of time on or after November 9, 1996 in the State of Washington. The Company currently owns and operates 18 restaurants in the State of Washington. Plaintiffs seek actual damages, exemplary damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts, and injunctive relief. The Company believes it has substantial defenses to the claims and intends to vigorously defend this action.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:
         No.               Description
         27                Financial Data Schedule

(b)      Reports on Form 8-K.

         The only Report on Form 8-K filed by the Company during the quarter for which this Report is filed was dated September 23, 1999 reporting under Item 1, Changes in Control of Registrant; Item 2, Acquisition or Disposition of Assets; and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. The only financial statements filed with that Report were the following pro forma financial statements:

(a)      Unaudited consolidated pro forma balance sheet at July 18, 1999.
(b) Unaudited consolidated pro forma income statements for the year ended January 3, 1999, twenty-eight weeks ended July 18, 1999 and twelve months ended July 18, 1999.
(c)      Notes to unaudited consolidated pro forma financial data.




                                          Pg. 26

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SBARRO, INC.
                                           Registrant


Date:       November 24, 1999     By:  /s/ MARIO SBARRO
         --------------------              --------------------------
                                           Mario Sbarro
                                           Chairman of the Board and President



Date:       November 24, 1999     By:  /s/ ROBERT G. ROONEY
         --------------------              --------------------------
                                           Robert G. Rooney
                                           Chief Financial Officer




















                                  Pg. 27

                                EXHIBIT INDEX



Exhibit Number                      Description

     27                       Financial Data Schedule