Form 10-K
period 2000-01-02
SBARRO INC
filed 2000-03-31
CIK 766004

--------------------------------------------------------------------------------


                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

|X|Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 2, 2000

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


         Securities registered pursuant to Section 12(b) of the Act: None


         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes No X

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

         The registrant's common stock is not publicly-held nor publicly traded.

         The number of shares of Common Stock of the registrant outstanding as of February 28, 2000 was 7,064,328.

                        DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  SBARRO, INC.

         Unless the context otherwise requires, all references to "we", "us", "our", "Sbarro" or the "Company" include Sbarro, Inc. and our subsidiaries.

                                      PART I

                              Forward-Looking Statements

         This report contains certain forward-looking statements about our financial condition, results of operations, future prospects and business. These statements appear in a number of places in the report and include statements regarding our intent, belief, expectation, strategies or projections at that time. These statements generally contain words such as "may", "should", "seeks", "believes", "expects", "intends", "plans", "estimates", "projects", "strategy" and similar expressions or the negative of those words.

     Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control include but are not limited to, general economic, weather and business conditions; the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms; changes in consumer tastes; changes in population and traffic patterns; the ability to continue to attract franchisees; the success of the Company's present, and any future, joint ventures and other expansion opportunities; the availability of food (particularly cheese and tomatoes) and paper products at reasonable prices; no material increase occurring in the Federal minimum wage; the loss of services of members of our senior management team, the Company's ability to attract competent restaurant and executive managerial personnel; competition; government regulations; our ability to generate sufficient cash flow to make interest payments and principal under our senior notes and credit agreement; the effects which restrictions imposed on us under our senior notes indenture and credit agreement may have on our ability to operate our business; and our ability to repurchase senior notes to the extent required and make repayments under our credit agreement to the extent required in the event we make certain asset sales or experience a change of control.

         Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by any forward-looking statements. You are cautioned not to place undue reliance on these statements, which speak only as of the date of the report.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report, other than as required by law. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report, other than as required by law.

ITEM 1.  BUSINESS


                  Sbarro, Inc., a New York corporation, was organized in 1977 and is the successor to a number of family food and restaurant businesses developed and operated by the Sbarro family. Today, we are a leading owner, operator and franchisor of quick-service restaurants, serving a wide variety of Italian specialty foods with 930 restaurants worldwide at January 2, 2000. In addition since 1995, we have created, primarily through joint ventures, other concepts for the purpose of developing growth opportunities in addition to the Sbarro restaurants. (See "New Concept Development", below.)


                  Going Private Transaction

                  On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of the Sbarro's common stock) became the holders of 100% of our issued and outstanding common stock as a result of a merger in which (i) a company owned by the members of the Sbarro family merged with and into the company, (ii) our shareholders (other than the members of the Sbarro family and the company owned by them) received the right to receive $28.85 per share in cash in exchange for the approximately 13.5 million shares of our common stock not owned by the members of the Sbarro family, and (iii) all outstanding stock options, including stock options held by the members of the Sbarro family, were terminated in exchange for a cash payment equal to the number of shares subject thereto multiplied by the excess, if any, of $28.85 over the applicable option exercise price. See "Certain Relationships and Related Transactions included in Item 13 of this report for a discussion of amounts received by the continuing shareholders, other officers and directors of Sbarro and their respective immediate family members. The cost of the merger, including fees and expenses, was funded through the use of substantially all of the our cash on hand and the placement of $255.0 million of 11.0% Senior Notes due September 15, 2009 (the "Senior Notes") sold at a price of 98.514% of par to yield 11.25% per annum. The Senior Notes were issued under an Indenture dated September 28, 1999 (the "Indenture"). We also entered into a five year, $30 million unsecured senior revolving bank credit facility under a Credit Agreement dated as of September 23, 1999 (the "Credit Agreement"). The Credit Agreement provides an unsecured senior revolving credit facility which enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30.0 million, including a $10.0 million sublimit for standby letters of credit. Our payment obligations under the Senior Notes and the Credit Agreement are jointly, severally, unconditionally and irrevocably guaranteed by all of our current Restricted Subsidiaries (as defined in the Indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries. See "Selected Financial Data" included in Item 6 of this Report, "Management's Discussion and Analysis of Financial condition and Results of Operations" included in Item 7 of this Report, "Financial Statements and Supplementary Data" included in Item 8 of the Report and "Certain Relationships and Related Transactions" included in Item 13 of this Report.

                  General

                  We are a leading owner, operator and franchisor of quick-service restaurants, serving a wide variety of Italian specialty foods. Under the "Sbarro" and "Sbarro The Italian Eatery" names, we developed one of the first quick-service concepts that extended beyond offering one primary specialty item, such as pizza or hamburgers. Our diverse menu offering includes pizza, pasta and other hot and cold Italian entrees, salads, sandwiches, cheesecake and other desserts and beverages. All of our entrees are prepared fresh daily in each restaurant using special recipes developed by us. We focus on serving our customers generous portions of high quality Italian-style food at attractive prices. We believe that the Sbarro concept is unlike other quick-service Italian restaurants due to its diverse menu selection and its fast, cafeteria-style service.

                  Since our inception in 1959, we have focused on high customer traffic venues due to the large number of captive customers who base their eating decision primarily on impulse and convenience. We therefore do not have to incur the significant advertising and promotional expenditures that certain of our competitors incur to attract customers to their destination restaurants. These factors, combined with adherence to strict cost controls, provide us with high and stable operating margins. Over the past ten years, we have extended the Sbarro concept from downtown locations and enclosed shopping malls to other high customer traffic venues, including toll roads, airports, sports arenas, hospitals, convention centers, university campuses and casinos. We believe the opportunity to open additional Sbarro units in these and other new venues should continue to increase as companies, municipalities and others seek to outsource their non-core food operations to companies with an established brand name. As of January 2, 2000, the Sbarro system included 930 restaurants, consisting of 644 Company-owned and 286 franchised restaurants located in 48 States, the District of Columbia, the Commonwealth of Puerto Rico, certain United States territories and 21 countries throughout the world. In addition, since 1995, we have created and operated, through joint ventures, other concepts for the purpose of developing growth opportunities in addition to our Sbarro restaurants.

                  Restaurant Expansion

                  We have expanded significantly in recent years, growing from 103 Sbarro-owned or franchised traditional type restaurants at the time of our initial public offering in 1985 to 930 as of January 2, 2000. During 1999, 73 new Sbarro and mall-based Umberto of New Hyde Park restaurants were opened, of which 24 were Company-owned and 49 were franchised, while 10 Company-owned and 32 franchised units were closed.

                  The following table summarizes the number of Sbarro-owned and franchised restaurants excluding new concepts in non-mall locations in operation during each of the years from 1995 through 1999:

                                                                  Fiscal Year

                                            1999              1998      1997      1996     1995
Company-owned Sbarro restaurants:
 Opened during period  (1)                  24                  26         30       29       44
 (Sold to) acquired from franchisees
   during period                            (1)                  1          4        1        -
 Closed during period  (2)                  (9)                (20)        (8)      (4)     (40)
 Open at end of period  (3)                644                 630        623      597       571

Franchised Sbarro restaurants:
 Opened during period                       49                  43         47       36       40
 Acquired from (sold to) Company
    during period                           1                   (1)        (4)      (1)      -

 Closed or terminated during period         (32)               (13)       (23)     (16)      (2)
 Open at end of period                      286                268        239      219      200

All Sbarro restaurants:
 Opened during period  (1)                   73                  69        77       65       84
 Closed or terminated during period  (2)    (42)               (33)       (31)     (20)     (42)
 Open at end of period  (3)                 930                898        862      816       771

Kiosks  (all franchised) open at
     end of year                             4                   8        7        7         8



(1) Includes, in 1999, 1998, 1997, 1996 and 1995, none, one, two, three and none mall locations, respectively, of a joint venture which operates as Umberto of New Hyde Park which, for the purpose of this Report, are considered Sbarro restaurants.

(2) See Note (2) to "Selected Financial Data" in Item 6 of this Report for information with respect to charges in 1998 and 1995 relating to the closing and planned closing of certain Company-owned units.

(3) Includes, in 1999, 1998, 1997, 1996 and 1995, six, six, five, three and none joint venture mall locations which operate as Umberto of New Hyde Park

                  Traditional Concept and Menu

                  Sbarro restaurants are family oriented, offering quick, efficient, cafeteria and buffet style service designed to minimize customer waiting time and facilitate table turnover. The decor of a Sbarro restaurant incorporates booth and table seating (for "in-line" restaurants), with a contemporary motif that blends with the characteristics of the surrounding area.

                  As of January 2, 2000, there were 259 "in-line" Sbarro restaurants and 664 "food court" Sbarro restaurants. In addition, franchisees operated seven freestanding Sbarro restaurants, including two in the Middle East, three in Minnesota and one in each of the Bahamas and Puerto Rico. "In-line" restaurants, which are self-contained restaurants, usually occupy approximately 1,500 to 3,000 square feet, contain the space and furniture to seat approximately 60 to 120 people and employ 10 to 40 persons, including part-time personnel. "Food court" restaurants are primarily located in areas of shopping malls designated exclusively for restaurant use and share a common dining area provided by the mall. These restaurants generally occupy approximately 500 to 1,000 square feet and contain only kitchen and service areas. They frequently have a more limited menu than an "in-line" restaurant and employ 6 to 30 persons, including part-time personnel.

                  Sbarro restaurants are generally open seven days a week serving lunch, dinner and, in a limited number of locations, breakfast, with hours conforming to those of the major department stores or other large retailers in the mall or trade area in which they are located. Typically, mall restaurants are open to serve customers 10 to 12 hours a day, except on Sunday, when mall hours may be more limited. For Sbarro - owned restaurants open a full year, average sales in fiscal 1999 were $0.7 million for "in-line" restaurants and $0.5 million for "food court" restaurants.

                  Sbarro restaurants feature a menu of popular Italian food, including pizza with a variety of toppings, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, cheesecake and other desserts. In addition to soft drinks, some of the larger restaurants serve beer and wine.

                  All of our entrees are prepared fresh daily in each restaurant according to special recipes developed by us. We place emphasis on serving generous portions of quality Italian-style food at attractive prices. Entree selections, excluding pizza, generally range in price from $2.99 to $5.29. We believe that pizza, which is sold predominantly by the slice, accounts for approximately 50% of Sbarro restaurant sales.

                  Substantially all of the food ingredients and related restaurant supplies used by the restaurants are purchased from a national independent wholesale food distributor which is required to adhere to established product specifications for all food products sold to our restaurants. Breads, pastries, produce, fresh dairy and certain meat products are purchased locally for each restaurant. Soft drink mixes are purchased from major beverage producers under national contracts. We believe that there are other distributors who would be able to service our needs and that satisfactory alternative sources of supply are generally available for all items regularly used in the restaurants.

                  Restaurant Management

                  Each Sbarro restaurant is managed by one general manager and one or two co-managers or assistant managers, depending upon the size of the location. Managers are required to participate in Sbarro training sessions in restaurant management and operations prior to the assumption of their duties. In addition, each restaurant manager is required to comply with an extensive operations manual containing procedures for assuring uniformity of operations and consistent high quality of products. We have a restaurant management bonus
program that provides the management  teams of Sbarro-owned   restaurants
with the opportunity to receive a percentage of restaurant sales in cash bonuses based on certain performance-related criteria of their location.


                  We also employ 70 to 75 area directors, each of whom is typically responsible for the operations of 6 to 14 Sbarro-owned restaurants in a given area. Before each new restaurant opening, we assign an area director to coordinate opening procedures. Each area director reports to one of the 12 regional directors. The regional directors recruit and supervise the managerial staff of all Sbarro-owned restaurants and report to one of the four regional vice presidents. The regional vice presidents coordinate the activities of the regional directors assigned to their areas of responsibility and report to the President of our Quick Service Division.

                  Franchise Development

                  Growth   in   franchise    operations   occurs   through   the
establishment of new Sbarro restaurants by new franchisees and existing franchisees who have multi-unit franchise agreements. We rely principally upon our reputation and the strength of its existing restaurants to attract new franchisees as well as to participate in national franchise conventions.

                  As of January 2, 2000, we had 286 franchised Sbarro restaurants operated by 79 franchisees in 32 states of the United States as well as its territories and in 21 countries throughout the world. We are presently considering additional franchise opportunities in the United States and other countries. In certain instances, we have established franchise locations under territorial agreements in which we have granted, for specified time periods, exclusive rights to enter into franchise agreements for restaurant units in certain geographic areas, primarily in foreign countries, or for specified non-mall locations (such as for certain toll roads or airports) in the United States or foreign countries.

                  We generally require payment of an initial fee and continuing royalties at rates of 3.5% to 10.0% of gross revenues. Franchise agreements entered into prior to 1988 generally have an initial term of 15 years with the franchisee having a renewal option provided that the agreement has not been previously terminated by either party for specified reasons. Since 1988, we have required the franchise agreements to end at the same time as the underlying lease, but generally not less than ten nor more than twenty years. Since 1990, the renewal option has also been subject to conditions, including a remodel or image enhancement requirement. Franchise agreements granted under territorial agreements and those for non-traditional sites contain negotiated fees, royalty rates and terms and conditions other than those contained in our basic franchise agreement. The franchise and territorial agreements provide us with the right to terminate a franchisee for a variety of reasons, including insolvency or bankruptcy, failure to operate its restaurant according to standards, understatement of gross receipts, failure to pay fees, or material misrepresentation on an application for a franchise.

                  We employ ten management level individuals responsible for overseeing the operations of franchise units and for developing new units. These employees report to the President of our Franchising and Licensing Division.

                  New Concept Development

                  Since 1995, we have entered into several joint ventures to develop new restaurant concepts and established one concept independently to provide growth opportunities that leverage our restaurant management expertise. Our joint ventures and other new concept presently operate 28 restaurants. We have chosen to develop the joint ventures with restaurateurs experienced in the particular food area and we are actively involved in the day-to-day operations of each venture. Since January 2000, the President of our Casual and Fine Dining Division, a newly formed position, has been overseeing these joint ventures and other new concepts on our behalf. These concepts are in various stages of development and expansion and we are considering additional concepts for potential development.

                  The following is a summary of our existing joint ventures and other new concepts:

         o We have a 100% interest in a new concept that presently operates two moderately priced casual dining restaurants serving Italian food under the name "Tony and Bruno's" in two strip center locations. The restaurants primarily provide table service and cater to families. Take-out service is also available. We are planning to open additional sites of this concept.

         o We have an 80% interest in a joint venture that presently operates moderately priced casual family restaurants serving Italian food under the name "Umberto of New Hyde Park" in six mall and eight strip center locations. The format is both quick-service and table service. In the non-mall locations, take-out service is also available. One non-mall location was closed in 1998. In February 1999, we instituted an action against the 20% partner in this venture, the resolution of which is not expected to have a material adverse effect on the operation of these restaurants. See "Legal Proceedings" for further discussion of the action. We do not plan to open any additional restaurants under this brand name at this time.

         o We have a 40% interest in a joint venture that presently operates five casual dining restaurants with a Rocky Mountain steakhouse motif under the name "Boulder Creek Steaks & Saloon." This venture also operates two fine dining steak restaurants under the names "Rothmann's Steakhouse" and "Burton & Doyle". We are planning to open additional sites of each type of restaurant.

         o We have a 70% interest in two moderately priced, table service restaurants featuring an Italian Mediterranean menu that operate under the names "Salute" and "Cafe Med" which are located in New York City. During 1997, this venture closed two other restaurants, resulting in a $3.3 million before tax, or $2.0 million after tax, charge to our earnings. An additional $1.0 million charge to earnings before tax, or $0.6 million after tax, was recorded in 1999 when we subsequently agreed to absorb a portion of our joint venture partners' losses on these units upon their disposition. We are planning to open additional restaurants with this joint venture partner and expect that our equity interest in these new ventures will be 50% or higher.

         o We have a 50% interest in a joint venture which, in June 1999, acquired two Mexican style restaurants operating in strip centers under the name "Baja Grill". We are currently evaluating whether to expand this concept.

         o We have a 25% interest in a joint venture that was recently formed for the purpose of establishing seafood restaurants and is operating one unit under the name "Vincent's Clam Bar".

                  All joint venture restaurants, except four Umberto of New Hyde Park mall units, are presently located in the New York City metropolitan area. We are continually evaluating the operating performance of these ventures to assess their feasibility and future growth potential. We intend to seek to expand our existing ventures, if appropriate, and to develop new restaurant concepts either independently or through existing or new joint ventures. There can be no assurance as to the performance of the existing joint ventures or our ability to successfully identify and develop new concepts.

                  All of our new concepts presently operate through unrestricted subsidiaries as defined in the indenture. As such, we have certain restrictions as to the financing we can provide to these new concepts and these entities are not subject to the restrictions contained in the indenture and our revolving credit facility.

     As of January 2, 2000, we had an aggregate investment in our unrestricted subsidiaries and related joint ventures of approximately $14.7 million, which does not include guarantees of indebtedness and reimbursement obligations in respect of letters of credit in the aggregate amount of approximately $17.5 million and guarantees of certain real property lease obligations of these unrestricted subsidiaries and related joint ventures. In addition, we have also sublet locations to, guaranteed all or portions of joint venture location leases and provided other credit enhancements for these joint ventures.


                  Employees

                  As of January 2, 2000, we employed approximately 8,800 persons, exclusive of joint ventures, of whom approximately 4,000 were full-time field and restaurant personnel, 4,600 were part-time restaurant personnel and 200 were corporate administrative personnel. None of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory.

                  Competition

                  The  restaurant  business is highly  competitive.  Many of our direct competitors operate within the pizza restaurant segment. We believe we compete on the basis of price, service, location and food quality. Factors that affect our and our franchisees' business operations include changes in consumer tastes, national, regional and local economic conditions, population, traffic patterns, changes in discretionary spending priorities, demographic trends, consumer confidence in food wholesomeness, handling and safety, weather conditions, the type, number and location of competing restaurants and other factors. There is also active competition for management personnel and attractive commercial shopping mall, center city and other locations suitable for restaurants. We compete in each market in which we operate with locally-owned restaurants, as well as with national and regional restaurant chains. Factors, such as inflation and increased food, beverage, labor, occupancy and other costs, could also adversely affect us and others in the restaurant industry.

                  Although we believe we are well positioned to compete because of our leading market position, focus and expertise in the quick-service Italian specialty food business and strong national brand name recognition, we could experience increased competition from existing or new companies and loss of market share, which could have an adverse effect on our operations.

                  Trademarks

                  Our Sbarro restaurants operate principally under the "Sbarro" and "Sbarro The Italian Eatery" service marks, which are registered with the United States Patent and Trademark Office for terms presently expiring in 2004 and 2001, respectively. Registered service marks may continually be renewed for 10 year periods. We have also registered or filed applications to register "Sbarro" and "Sbarro The Italian Eatery" in several other countries. We believe that these marks continue to be materially important to our business. The joint ventures to which the Company is a party have also applied for United States trademarks covering trade names used by them.

                  Governmental Regulation

                  We are subject to various federal, state and local laws affecting our business, as are our franchisees. Each of our restaurants and those owned by our franchisees are subject to a variety of licensing and governmental regulatory provisions relating to wholesomeness of food, sanitation, health, safety and, in certain cases, licensing of the sale of alcoholic beverages. Difficulties in obtaining, or the failure to obtain, required licenses or approvals can delay or prevent the opening of a new restaurant in any particular area. Our operations and those of our franchisees are also subject to federal laws, such as minimum wage laws, the Fair Labor Standards Act and the Immigration Reform and Control Act of 1986. They are also subject to state laws governing such matters as wages, working conditions, employment of minors, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level.

                  We are also subject to Federal Trade Commission regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws require us to furnish to prospective franchisees a franchise offering circular containing prescribed information. We are currently registered to offer and sell franchises in seven states and are currently exempt from the franchise registration requirements in five states based upon "large franchisor" exemptions, which are based upon our experience and meeting certain size tests, generally requiring a net worth of at least $5 to $15 million (depending on the state). The states in which we are registered, and a number of states in which we may franchise, require registration of a franchise offering circular or a filing with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time which provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise.

                  We believe that we are in compliance in all material respects with the laws to which we are subject.

                  Following the availability of our financial statements for the quarter ended October 10, 1999, we amended our FTC franchise offering circular and, where required, filed appropriate amendments to state franchise registrations to reflect the going private transaction. Until the amendments are approved in those states, we will not be able to sell or renew franchises in those states. We currently expect, although there can be no assurance, that such amendments will be approved and that any delay will not have a material adverse effect on our business. Furthermore, state franchise examiners have discretion to disapprove franchise registrations based on a franchisor's financial condition. While we believe that, following completion of the going private transaction, we continue to meet these financial requirements, there is little specific guidance under state franchise laws as to acceptable levels of a franchisor's net worth, and whether "net worth" includes or excludes intangible assets, and debt, and, depending upon a franchisor's financial condition, state franchise examiners in many states may require a franchisor to escrow initial franchise fees for a limited period of time.

                  Although alcoholic beverage sales are not emphasized in our restaurants, some of our larger restaurants serve beer and wine. Sales of beer and wine contributed less than 1% of our total revenues during fiscal 1999. We have submitted documents to amend our applications with the appropriate alcohol, beverage and tobacco authorities in 14 of the 16 states in which we sell beer and wine to reflect the going private transaction and have filed part of an amendment that is required in California. We expect to be able to continue to sell beer and wine in most of the locations pending completion of the approval process, except that we have discontinued selling beer and wine in Colorado. While we do not anticipate the denial of any of our remaining applications, there can be no assurance thereof.

ITEM 2.  PROPERTIES

                  All Sbarro restaurants are typically leased under ten-year leases that often do not include an option to renew the lease. We have historically been able to renew or extend leases on existing sites. As of January 2, 2000, we leased 657 restaurants, of which 24 were subleased to franchisees under terms which cover all of our obligations under the lease. The remaining franchisees directly lease their restaurant spaces. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts.
Leases to which we were a party at January 2, 2000 have initial terms expiring as follows:


Years Initial Lease             Number of Sbarro-        Number of Franchised
Terms Expire                    owned Restaurants             Restaurants
------------                    -----------------             -----------
2000......................                28                       2
2001......................                51                       4
2002......................                65                       3
2003......................                75                       3
2004......................                50                       1
Thereafter................               364                      11

                  We own a four-story office building in Melville, New York with approximately 100,000 square feet and a cafeteria style restaurant operated by us. This building was purchased and renovated at a total cost of approximately $20.8 million. Approximately 73% of the rentable square feet is currently under lease to unaffiliated third parties. One floor of the building is occupied by us as our principal executive offices. On March 3, 2000, we obtained a ten year, 8.4%, $16.0 million mortgage loan on this property.

                  We also occupy a two-story 20,000 square foot office building for administrative support functions located in Commack, New York. We have leased the building since May 1986 from a partnership owned by some of our shareholders at an annual base rental of $0.3 million for the remainder of the lease term, which expires in 2011. In addition, we pay real estate taxes, utilities, insurance and certain other expenses for the facility. See "Certain Relationships and Related Transactions" in Item 13 of this Report for a description of the lease.

                  In addition, our new restaurant concepts, including joint ventures, own one facility and lease 27 facilities.

ITEM 3.  LEGAL PROCEEDINGS

                  In February 1999, the Umberto of New Hyde Park joint venture companies, in which we have an 80% interest, began an action in the U.S. District Court for the Eastern District of New York against Umberto Corteo, who owns the remaining 20% interest in the joint venture companies, and against three other restaurants owned by Mr. Corteo. We alleged, among other things, that Mr. Corteo engaged in unfair trade practices and in trademark infringement, thereby breaching the joint venture agreements. We are seeking an accounting, compensatory and punitive damages and injunctive relief. The answer filed by Mr. Corteo and his co-defendants denies our claims and further alleges that non-competition restrictions against Mr. Corteo in the joint venture agreements are unenforceable. Mr. Corteo and his co-defendants have also counterclaimed against us alleging misappropriation of trademark rights and failure to perform administrative duties that amounted to a breach of the agreements. We believe that our claims against Mr.
Corteo   will  be  proven  and  that  we  have   substantial   defenses  to  his
counterclaims.

                  On November 17, 1999, an action entitled Shan Wanli, Basem Tawill, Abdul Hamid v. Sbarro, Inc. was filed in the Superior Court of the State of Washington for King County. The plaintiffs allege that they served as store managers, general managers, assistant managers or co-managers in our restaurants in the State of Washington at various times since November 17, 1996 and that, in connection with their employment, we violated the overtime pay provisions of the State of Washington's Minimum Wage Act by treating them as overtime exempt employees, breached alleged employment agreements and statutory provisions by failing to record and pay for hours worked at the contract rates and/or statutory minimum wage rates and failed to provide statutorily required meal breaks and rest periods. The plaintiffs also seek to represent all of our restaurant managers employed for any period of time on or after November 9, 1996 in the State of Washington. We currently own and operate 18 restaurants in the State of Washington. The plaintiffs seek actual damages, exemplary damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts, and injunctive relief. We believe that we have substantial defenses to the claims and intend to vigorously defend this action.

                  On December 20, 1999, Antonio Garcia and eleven other current and former general managers of Sbarro restaurants in California amended a complaint filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiff's counsel has stated that he is in contact with the plaintiff's counsel in the Wanli case and that he may attempt to file a class action based upon alleged violations of the Fair Labor Standards Act. We believe that we have substantial defenses to the claims and intend to vigorously defend this action.

                  From time to time, we are a party to certain claims and legal proceedings in the ordinary course of business, none of which, in our opinion, would have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.






                               PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED SHAREHOLDER MATTERS

                  As a result of the going private transaction, our Common Stock is not publicly-held nor publicly traded. (See Item 12 "Security Ownership of Certain Beneficial Owners and Management").

                  On March 13, 2000, we declared a dividend of $18.0 million to our shareholders. In 1997 and 1996, we declared dividends of ($22.1 million and $18.7 million, respectively. Dividends were thereafter suspended pending our consideration of the original proposals which resulted in the going private transaction.

ITEM 6.  SELECTED FINANCIAL DATA

         The following Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report and our consolidated financial statements and the related notes included in Item 8 of this Report, which consolidated financial statements have been audited and reported on by Arthur Andersen LLP, independent public accountants.


                                                                            Fiscal Year
                                                                      (Dollars in thousands)

                                             1999            1998(1)           1997             1996             1995
Income Statement Data:
  Revenues:
    Restaurant sales..................     366,630         $361,534         $337,723         $319,315         $310,132
    Franchise related income..........       9.006            8,578            7,360            6,375            5,942
    Interest income...................       3,828            5,120            4,352            3,798            3,081
                                         ---------         --------         --------         --------         --------
                                           379,464          375,232          349,435          329,488          319,155
  Costs and expenses:

    Costs of food and paper products..      73,986           76,572           69,469           68,668           67,361
    Restaurant operating expenses:
      Payroll and other employee
         benefits.....................      97,174           93,367           84,910           78,258           78,342
      Occupancy and other.............     106,852          101,013           93,528           85,577           84,371
    Depreciation and amortization.....      25,363           22,429           23,922           22,910           23,630
    General and administrative........      23,456           19,708           17,762           14,940           16,089
    Provision for unit closings(2)....       1,013            2,515            3,300               --           16,400
    Terminated transaction costs(3)...          --              986               --               --               --
    Litigation settlement and
      related costs(4)................          --            3,544               --               --               --
    Loss on land to be sold(5)........          --            1,075               --               --               --
    Interest expense..................       7,948               --                                                 --
    Other income......................      (5,173)          (2,680)          (1,653)          (1,171)          (1,359)
                                          ---------        --------         ---------        --------         --------
           Total costs and expenses...     330,619          318,529          291,238          269,182          284,834
  Income before income taxes
      and cumulative effect of
      change in method of
      accounting......................      48,845           56,703           58,197           60,306           34,321
  Income taxes(6).....................      19,322           21,547           22,115           22,916           13,042
                                            ------         --------         --------         --------         --------
  Income before cumulative
    effect of change in
    method of accounting..............      29,523           35,156           36,082           37,390           21,279
                                                --             (822)              --               --               --
                                            ------        ---------          -------          -------          -------
  Net income..........................    $ 29,523         $ 34,334         $ 36,082         $ 37,390         $ 21,279
                                          ========         ========         ========         ========         ========



                                                 1999           1998(1)          1997             1996            1995
                                                 ----           -------          ----             ----            ----
                                                                        (Dollars in thousands)

  Other Financial and Restaurant Data:
   Net cash provided by
     operating activities(7).............     $62,005           $58,641         $61,026           $54,009        $54,580
   Net cash provided by (used in)
     investing activities(7).............     (25,004)          (20,165)        (26,022)          (25,662)        11,139
  Net cash used in
    financing activities(7)..............    (158,356)           (3,377)        (20,012)          (17,030)       (14,580)
  EBITDA                                       78,328           $74,012         $77,767           $79,418        $54,870
  EBITDA margin(8).......................       20.9%              20.0%           22.5%             24.4%          17.4%

  Capital expenditures(9)................      25,099           $27,717         $28,556          $ 25,928        $17,513
  Ratio of earnings to fixed
    charges(10)..........................         2.4x               3.9x           4.2x              4.6x           3.1x
   Number of restaurants at end
     of period:
    Company-owned........................         644               630             623               597            571
    Franchised...........................         286               268             239               219            200
                                           ----------           -------         -------           -------        -------
       Total number of restaurants.......         930               898             862               816            771
                                           ==========           =======         =======           =======        =======

  Balance Sheet Data (at end of period):
  Total assets...........................    $417,833          $303,168        $278,649         $ 258,659      $242,730
  Working capital (deficiency)...........      (2,544)          121,380          88,006            73,619         57,645
  Total debt.............................     251,310               --               --               --             --
  Shareholders' equity...................     110,280           256,917         220,439           205,200        185,666

(1) Our fiscal year ends on the Sunday nearest December 31. Our 1998 fiscal year ended January 3, 1999 and contained 53 weeks. All other fiscal years presented contained 52 weeks. As a result, our 1998 fiscal year benefited from one additional week of operations over the other reported fiscal years. The additional week contributed revenues, EBITDA and net income of approximately $8.5 million, $2.7 million and $1.7 million, respectively.

(2) Represents provisions of (a) $16.4 million for the closing of approximately 40 under-performing restaurants in fiscal 1995, (b) $3.3 million for the closing of two joint venture units in fiscal 1997,
         (c) $2.5 million for the closing of 20  restaurants  in fiscal 1998 and
         (d) a special allocation of losses in fiscal 1999 which arose as a result of the final disposition of two joint venture unit closings recorded in 1997.

(3) Represents a charge for costs associated with the termination of a prior going private proposal by the Sbarro family.

(4)       Represents a charge in connection with the settlement of a lawsuit.

(5) Represents a write down of the carrying cost on a parcel of land that we own.

(6) We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning in fiscal 2000. For a discussion of the distributions that we are permitted to make to our shareholders to pay taxes on our income, see "Certain Relationships and Related Transactions - Tax Agreement" in Item 13 of this report.

(7) For a more detailed presentation of our cash flow data, see our audited consolidated financial statements and their related notes for the year ended January 2, 2000 included elsewhere in Item 8 of this report.

(8) EBITDA represents earnings before cumulative effect of change in accounting method, interest income, interest expense, taxes, depreciation and amortization. EBITDA includes the effect of the unusual charges included in notes 2, 3, 4 and 5. EBITDA margin represents EBITDA divided by the sum of restaurant sales and franchise related income. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Rather, EBITDA is presented because it is a widely accepted supplemental financial measure, and we believe that it provides relevant and useful information. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

(9) The following amounts related to the construction of our headquarters are included as capital expenditures: $0.4 million in fiscal 1995, $4.2 million in fiscal 1996, $5.0 million in fiscal 1997, $4.8 million in fiscal 1998, and $1.6 million in fiscal 1999.

(10) The ratio of earnings to fixed charges has been determined by dividing the total fixed charges into the sum of earnings before taxes on income and fixed charges. Fixed charges consist of interest expense and one-third of rental expense, which we deem to be a reasonable approximation of the interest factor of this expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other data and information appearing elsewhere in this report.

Results of Operations

         Our fiscal year ends on the Sunday nearest to December 31. The fiscal year which ended on January 3, 1999 contained 53 weeks, while all other reported fiscal years contained 52 weeks. As a result, our 1998 fiscal year benefited from one additional week of operations over the other reported fiscal years, with its year ending on January 3, 1999 as opposed to December 28, 1997. The additional week in fiscal 1998 produced revenues of $8.5 million, and net income of $1.7 million.

         Fiscal 1999 Compared to Fiscal 1998

         Restaurant sales from Sbarro-owned units and consolidated joint venture units increased 1.4% to $366.6 million from $361.5 million in the 1998 fiscal year. The increase resulted primarily from a higher number of units in operation in the current fiscal year than the comparable period in 1998 and selective menu price increases of approximately 2.8%, 1.4% and .7% at Sbarro-owned units which became effective in September 1999, September 1998 and February 1998, respectively. Sales for 1998 included $8.5 million generated in the 53rd week of the 1998 fiscal year. Comparable unit sales increased 0.8% in the fiscal 1999 year from the first 52 weeks of the 1998 fiscal year primarily as a result of the menu price increases. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal year.

         Franchise related income increased 4.7% to $9.0 million in fiscal 1999 from $8.6 million in fiscal 1998. The increases resulted primarily from greater continuing royalties due to a higher number of franchise units in operation in the current year than in the 1998 fiscal year partially offset by lower area development and initial franchise fees in fiscal 1999.

         Interest income was approximately $3.8 million for fiscal 1999 compared to $5.1 million in fiscal 1998. As discussed elsewhere in this report, we used substantially all of our available cash in order to fund the going private transaction. Therefore, we generated a minimal amount of interest income for the period from September 28, 1999, the date of the going private transaction, to the end of the fiscal year. We will not realize the level of interest income as it had in the past unless and until it rebuilds its cash position.

         Cost of food and paper products as a percentage of restaurant sales improved to 20.2% for fiscal 1999 compared to 21.2% for the 1998 fiscal year. Cost of food and paper products as a percentage of restaurant sales declined from the prior year primarily due to lower average cheese prices during fiscal 1999 and the impact of the menu price increases described above.

         Restaurant operating expenses - payroll and other benefits increased to 26.5% of restaurant sales in fiscal 1999 from 25.8% of restaurant sales in fiscal 1998. This increase was primarily due to the tight labor market, resulting in pressures on wages and salaries and associated increases in amounts paid for payroll taxes. Congress has recently been considering increasing the minimum wage by $1.00 per hour over a two to three year period beginning as early as April 2000. Any such increases would increase our labor costs.

         Restaurant operating expenses - occupancy and other expenses increased to 29.1% of restaurant sales in fiscal 1999 from 27.9% in fiscal 1998. The increase was attributable principally to increases in rent and other occupancy related costs.

         Depreciation and amortization expense increased by $2.9 million in fiscal 1999 over fiscal 1998 primarily as a result of an increase in depreciation and amortization of our new headquarters building that was completed in the fourth quarter of fiscal 1998 and amortization of the excess of the purchase price over the cost of net assets acquired in connection with the going private transaction.

         General and administrative expenses were $23.5 million, or 6.2% of total revenues, for the 1999 fiscal year, compared to $19.7 million, or 5.3% of total revenues, for the 1998 fiscal year. The increase was primarily due to higher payroll costs and costs associated with the administration of additional Sbarro-owned restaurants, expanding joint venture operations, higher litigation costs, increases in various field training and human resource functions and costs associated with our headquarters building, which was completed during the fourth quarter of fiscal 1998.

         Interest expense of $7.9 million in fiscal 1999 relates to the accrual of interest, accretion of original issue discount and the amortization of deferred financing charges with respect to the senior notes for the period subsequent to their issuance on September 28, 1999 in financing the going private transaction and the cost of the unused line of credit and the amortization of deferred financing charges with respect to the bank credit agreement entered into at that time. These charges and costs will continue while the notes are outstanding.

         The provision for unit closings is the result of a special allocation of losses in fiscal 1999 of $1.0 million in connection with the final disposition of two joint venture unit closings recorded in 1997 and $2.5 million for the closing of 20 Sbarro restaurants in 1998.

         Other income increased by $2.5 million to $5.2 million for the 1999 fiscal year compared to the 1998 fiscal year primarily as a result of increased incentives from suppliers, income, net of expenses, generated from the leasing of substantially all of our corporate headquarters building not occupied by Sbarro to third parties and an increase in equity earnings of joint ventures accounted for under the equity method of accounting.

         The effective income tax rate was 39.6% and 38.0% for fiscal 1999 and fiscal 1998, respectively. The increase in the effective income tax rate is primarily as a result of the non-deductible amortization expenses in connection with the going private transaction.

         The cumulative effect of the change in method of accounting in fiscal 1998 resulted from Sbarro's implementation of Statement of Position 98-5 of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants which required companies that had capitalized pre-opening and similar costs to write off all those existing costs as a "cumulative effect of accounting change" and to expense all those costs as incurred in the future. In accordance with the early application provisions, we implemented SOP 98-5 as of the beginning of our 1998 fiscal year and incurred a one-time charge of $0.8 million, net of an income tax benefit of $0.5 million, to write off all start-up costs existing as of the beginning of that year.

         Fiscal 1998 Compared to Fiscal 1997

         Our 1998 fiscal year benefited from one additional week of operations over the prior fiscal year. The additional week in fiscal 1998 produced revenues of $8.5 million, and net income of $1.7 million.

         Restaurant sales from Sbarro-owned units and consolidated joint venture units increased 7.1% to $361.5 million from $337.7 million in 1997. The increases resulted primarily from a higher number of units in operation during the 1998 fiscal year, selective menu price increases of approximately 1.4% and 0.7% which became effective in September 1998 and February 1998, respectively, and sales generated in week 53 of the 1998 fiscal year. Comparable unit sales increased 1.6% to $322.4 million for the first 52 weeks of the 1998 fiscal year from $317.2 million in our 1997 fiscal year. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal years.

         Franchise related income increased 16.5% to $8.6 million in 1998 from $7.4 million in 1997. The increases resulted from greater continuing royalties due to a larger number of franchise units in operation in 1998, an increase in initial franchise and development fees due to opening more international franchise units in 1998 than in 1997 and royalties generated in week 53 of the 1998 fiscal year. During the year ended January 3, 1999, 13 units were closed by franchisees. These units did not produce material levels of sales and, consequently, did not generate material amounts of royalty income to us. In addition, we purchased one franchise unit.

         Interest income increased to $5.1 million in 1998 from $4.4 million in 1997. This increase was due to larger amounts of cash being invested in 1998 than in 1997 and the length of the 1998 fiscal year. Interest rates were comparable in both years.

         Cost of food and paper products, as a percentage of restaurant sales, increased to 21.2% in 1998 from 20.6% in 1997. Higher cheese prices during 1998 increased food costs by approximately $2.6 million or 0.7% of sales and was the primary cause of the increase. The increase occurred during the last three quarters of the fiscal year.

         Restaurant operating expenses -- payroll and other employee benefits increased to 25.8% of restaurant sales in 1998 from 25.1% of restaurant sales in 1997. This increase was attributable to the $1.2 million (or 0.3% of restaurant sales) payroll and other employee benefit component of start-up costs expensed as incurred during 1998 under SOP 98-5 implemented by us in the first quarter of fiscal 1998, which expenses in prior years were capitalized and charged to amortization expense over a two year period. In addition, the effects of the federal minimum wage, which became effective in September 1997, a strong labor market and an increase in unemployment and other payroll taxes contributed to the increase.

         Restaurant operating expenses -- occupancy and other expenses increased to 27.9% in 1998 from 27.7% in 1997. The increase is attributable principally to such costs increasing at a rate faster than the increase in restaurant sales in 1998 from 1997.

         Depreciation and amortization expenses decreased to $22.4 million from $23.9 million principally as a result of the absence of amortization of previously capitalized start-up costs which, as discussed below, were fully written off as of the beginning of the year with the implementation of SOP 98-5. Had we not implemented SOP 98-5, we would have incurred amortization expenses of $1.2 million in 1998 for prior and current years' costs previously capitalized. The balance of the decrease relates to the absence of depreciation and amortization in 1998 on certain older units and also to the closing of certain Sbarro-owned units, as discussed below.

         General and administrative expenses increased to $19.7 million or 5.3% of total revenues in 1998 from $17.8 million or 5.1% of revenues in 1997. The increases were due to higher costs associated with the administration of Sbarro-owned restaurants and additional supervisory, administrative and travel expenses related to increased international franchising activities. In addition, $0.8 million, or 0.2% of revenues, of the increase was attributable to the general and administrative expense component of start-up costs incurred and expensed during 1998 under SOP 98-5. These start-up expenses in prior years would have been capitalized and charged to amortization expense over a two year period.

         Results for fiscal 1998 include one-time charges to operating income of $2.5 million before tax, or $1.6 million after tax, for the closing of 20 Sbarro-owned restaurants and $1.0 million before tax, or $0.6 million after tax, for costs associated with the terminated negotiations of the initial going private proposal by the Sbarro family. The fiscal year results also include a provision of $3.5 million before tax, or $2.2 million after tax, for costs associated with the settlement approved and finalized in December 1998 of a lawsuit under the Fair Labor Standards Act and a charge of $1.1 million before tax, or $0.7 million after tax, for the difference between the carrying cost and proposed selling price of a parcel of land sold by us.

         Other income increased to $2.7 million in 1998 from $1.7 million in 1997 primarily as a result of increased incentives from suppliers.

         The effective income tax rate was 38.0% for fiscal 1998 and 1997.

         The cumulative effect of the change in method of accounting resulted from our implementation of SOP 98-5 which requires companies that have capitalized pre-opening and similar costs to write off all such existing costs, net of tax benefit, as a "cumulative effect of accounting change" and to expense all such costs as incurred in the future. As permitted by its early application provisions, we implemented SOP 98-5 as of the beginning of our 1998 fiscal year. In addition to on-going start up costs incurred and expensed during 1998 with respect to restaurant operating expenses -- payroll and other employee benefits and general and administrative expenses as discussed above, we incurred a one-time charge during 1998 of $0.8 million, net of an income tax benefit of $0.5 million, to write off all start-up costs existing as of the beginning of the year.

Impact of Inflation and Other Factors

         Food, labor, rent, construction and equipment costs are the items most affected by inflation in the restaurant business. Although for the past several years inflation has not been a significant factor, there can be no assurance that this trend will continue. In addition, food and paper product costs may be temporarily or permanently affected by weather, economic and other factors beyond our control that may reduce the availability and increase the cost of these items. Historically, the price of cheese has fluctuated more than our other food ingredients and related restaurant supplies.

Seasonality

         Our business is subject to seasonal fluctuations, and the effects of weather and economic conditions. Earnings have been highest in our fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. While the fourth fiscal quarter normally accounts for approximately 40% of net income for the year, the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter result in fluctuations in fourth quarter financial results from year to year. In addition, the effects of the going private transaction reduced the net income for the fourth quarter of 1999 as a percentage of total 1999 net income. The fourth quarter of 1999 accounted for 31% of net income for the 1999 fiscal year. Excluding the impact of the going private transaction, net income for the fourth quarter of 1999 would have been approximately 39% of net income for the 1999 fiscal year. The 1998 fiscal year, which contained 53 weeks, had a 13 week fourth quarter. Excluding the impact of the thirteenth week, the fourth quarter of fiscal 1998 would have accounted for 38% of our net income, which is consistent with the comparable prior year period.

Accounting Period

         Our fiscal year ends on the Sunday nearest to December 31. The fiscal year which ended on January 3, 1999 contained 53 weeks. All other reported fiscal years contained 52 weeks.

Liquidity and Capital Resources

         We have historically not required significant working capital to fund our existing operations and have financed its capital expenditures and investments in its joint ventures through cash generated from operations. Substantially all of our cash was used to complete the going private transaction. As a result, at January 2, 2000 we had unrestricted cash and cash equivalents of $33.5 million and a working capital deficit of $2.5 million.

         As part of the going private transaction, we issued the original notes and entered into a $30.0 million bank credit facility. We have $27.5 million of undrawn availability under the bank credit facility, net of outstanding letters of credit and guarantees of reimbursement obligations currently aggregating approximately $2.5 million. In March 2000 we obtained a $16.0 million 8.4% mortgage loan on our corporate headquarters building and distributed an $18.0 million dividend to our shareholders, as discussed below.

         Net cash provided by operating activities was $62.0 million and $58.6 million for the fiscal years ended January 2, 2000 and January 3, 1999, respectively. Although net income decreased by $4.8 million, cash flow from operations increased by $3.4 million as a result of increased depreciation and amortization of $3.3 million and a $5.0 million net change in operating assets and liabilities principally resulting from accrued interest of $7.5 million.

         Net cash used in investing activities primarily relates to capital expenditures, including investments made by our joint ventures. Net cash used in investing activities was $25.0 million and $20.2 million for the years ended January 2, 2000 and January 3, 1999, respectively. The increase in net cash used in investing activities for the year ended January 2, 2000 from the year ended January 3, 1999 was due mainly to a decrease in proceeds from the maturities of marketable securities of $7.5 million, offset by a modest decrease in capital expenditures from $27.7 million in fiscal 1998 to $25.1 million in fiscal 1999 principally related to the completion of our corporate headquarters in late 1998.

         Net cash used in financing activities was $158.4 million for the fiscal year ended January 2, 2000 compared to $3.4 million for the fiscal year ended January 3, 1999. This increase primarily resulted from $410.0 million of cash used, net of accrued or previously paid costs of the going private transaction, to pay the public shareholders in the going private transaction and related transaction costs, including financing costs, offset by approximately $251.2 million of net proceeds raised through the private placement of the senior notes. Net cash used in financing activities for fiscal 1998 was comprised of $5.5 million of cash dividends paid in fiscal 1998 that were declared in fiscal 1997 partially offset by $2.1 million of proceeds from the exercise of stock options.

         As a result of the going private transaction, we used substantially all of our cash on hand and incurred approximately $255.0 million of debt. We expect our other liquidity needs will relate to capital expenditures, working capital, investments in joint ventures, distributions to shareholders as permitted under the Indenture and general corporate purposes. We expect our primary sources of liquidity to meet these needs will be cash flow from operations and availability under our credit facility.

         Since we used substantially all of our cash on hand to consummate the going private transaction, we will not realize the level of interest income as in the past unless and until we rebuild our cash position. Further, we will incur annual cash interest expense of approximately $29.7 million under the senior notes and mortgage loan and may incur additional interest expense for borrowings under our credit facility.

         We believe that aggregate restaurant capital expenditures and our investments in joint ventures during the next twelve months will be moderately higher than levels in recent fiscal years. Unpaid capital expenditure commitments aggregated approximately $3.5 million at January 2, 2000.

         Our effective tax rate after the going private transaction was higher than our historical effective tax rate primarily due to the non-deductible amortization of the excess of the purchase price over the fair value of net assets acquired arising as a result of the going private transaction. In March 2000, we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income will be paid by our shareholders. On a pro forma basis to give effect to the going private transaction, if we were taxed as an S corporation as of the beginning of fiscal 1999, we and our shareholders would have had a tax liability on our income of approximately $25.4 million or 50% of our income before taxes. This amount is higher than our historical effective tax rate due to (i) differences in tax rates between individual and corporate taxpayers, (ii) the timing differences currently accounted for as deferred taxes in our financial statements (which deferred taxes may be eliminated or reduced upon conversion to an S corporation, in fiscal 2000) and (iii) the effect of double taxation in those state and local jurisdictions that do not recognize S corporation status. The indenture and credit facility permit distributions to shareholders for taxes on our earnings, as discussed under " Certain Relationships and Related Transactions - Tax Agreement" in Item 13 of this report.

         Historically we have paid dividends on our common stock to our shareholders. Quarterly dividends aggregated $22.1 million for fiscal 1997, the last full fiscal year in which we paid a dividend. Our Board of Directors suspended the payment of dividends commencing in the first quarter of 1998 in connection with a prior going private proposal by the Sbarro family and the consideration of other strategic alternatives. On March 13, 2000 our Board of Directors declared a dividend of $18 million. We expect that our Board of Directors will from time to time elect to pay dividends to our shareholders in amounts that will be based upon a number of factors, including our working capital needs, operating performance, debt service obligations and capital expenditure requirements. Distributions are subject to the provisions of the Indenture.

         We do not have any principal repayment obligations under the notes or our credit agreement for ten and five years, respectively. We believe that cash flow from operations and funds available under our credit facility will be sufficient to meet our liquidity needs.

Market Risks

         We have historically invested our cash on hand in short term, fixed rate, highly rated and highly liquid instruments which mature and are reinvested throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.

         Our borrowings under our credit facility will be subject to fluctuations in interest rates. However, we do not expect to enter into any interest rate swaps or other instruments to hedge our borrowings under our credit facility.

         We have not purchased future, forward, option or other instruments to hedge against fluctuations in the prices of the commodities we purchase. As a result, our future commodities purchases are subject to changes in the prices of such commodities.

         All of our transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, reducing the risks attendant in changes in the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.

Recent Accounting Pronouncements

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- An Amendment of FASB Statement No. 133," issued in June 1999, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Presently, we do not use derivative instruments and therefore SFAS No. 133 is not currently applicable.

Year 2000

         In 1999, we implemented a program with the objective of avoiding "year 2000" issues, which could arise in situations where computer software or databases recognize the two digit year "00" as the year 1900 rather than the year 2000. Our IT systems, which we use primarily for financial, accounting, human resources, payroll, operations support and point-of-sales processing and reporting, and our non-information technology systems, which we use principally in communications systems, both use computer hardware, software and related technology that could have been affected by year 2000 issues. This could have resulted in system failures or miscalculations that could have caused disruptions in business operations and increased costs in processing and analyzing data. As part of program to avoid year 2000 issues, we reviewed our in-house software developed by our IT department and packaged software purchased from third parties, and remediated these where needed.

         All software modification and testing was performed by our internal IT department without the need to employ additional staff and without significant interruption of the other functions performed by the department. We spent less than $150,000 for testing, purchasing hardware and for other modification costs to finish the project. We did not separately track internal costs which were principally payroll and related costs of our IT systems department incurred as part of our year 2000 project. We do not anticipate additional expenditures as part of our year 2000 program.

         To date, we have experienced no significant year 2000 problems with either the hardware or software used in our IT or non-IT systems, in interfacing with our food and beverage suppliers or with the systems employed by the landlords of the facilities in which we conduct business. We do not anticipate any year 2000 problems in the future. Should any occur, we believe we could quickly implement the contingency plans we developed in preparing for year 2000.


ITEM 7-A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

         We have historically invested our cash on hand in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.

         Our borrowings under our credit facility will be subject to fluctuations in interest rates. However, we do not expect to enter into any interest rate swaps or other instruments to hedge our borrowings under our credit facility.

         We have not purchased future, forward, option or other instruments to hedge against fluctuations in the prices of the commodities we purchase. As a result, our future commodities purchases are subject to changes in the prices of such commodities.

         All of our transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, reducing the risks attendant in changes in the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Annexed hereto starting on Page F-1.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company and their ages at February 29, 2000 are:

 Name                    Age                           Position
 Mario Sbarro             58    Chairman of the Board, President, Chief
                                Executive Officer and Director
 Anthony Sbarro           53    Vice Chairman of the Board, Treasurer and
                                    Director
 Joseph Sbarro            59    Senior Executive Vice President, Secretary
                                    and Director
 Carmela Sbarro           78    Vice President and Director
 Anthony J. Missano       41     President--Quick Service Division and Corporate
                                    Vice President
 Gennaro A. Sbarro        33    President -- Franchising and Licensing
                                    Division and Corporate Vice President
 Gennaro J. Sbarro        37    President --  Casual  and  Fine  Dining
                                 Division and Corporate Vice President
 Robert G. Rooney         42    Senior Vice President and Chief Financial
                                    Officer
 Carmela N. Merendino     35    Vice President-- Administration
 Joseph A. Fallarino      47    Vice President-- Human Resources
 Henry G. Ciocca          53    Vice President and General Counsel
 John Bernabeo            43    Vice President-- Architecture and
                                    Engineering
 Donald A. Dziomba        51    Vice President-- Management Information Services
 Steven B. Graham         46    Vice President and Controller
 Harold L. Kestenbaum     50    Director
 Richard A. Mandell       57    Director
 Terry Vince              71    Director
 Bernard Zimmerman        67    Director



         MARIO SBARRO has been an officer, a director and a principal shareholder of Sbarro since its organization in 1977, serving as Chairman of our board of directors and Chief Executive Officer for more than the past five years. Mr. Sbarro re-assumed the position as our President in May 1996 (a position he held for more than five years prior to December 1993).

         ANTHONY SBARRO has been an officer, a director and a principal shareholder of Sbarro since its organization in 1977, serving as Vice Chairman of our board of directors since May 1996 and as President and Chief Operating Officer from December 1993 through May 1996. For more than five years prior to December 1993, Mr. Sbarro was an Executive Vice President. He has also served as our Treasurer for more than the past five years.

         JOSEPH SBARRO has been an officer, a director and a principal shareholder of Sbarro since its organization in 1977, serving as Senior Executive Vice President since December 1993. For more than five years prior thereto, Mr. Sbarro was an Executive Vice President. He has also served as our Secretary for more than the past five years.

     CARMELA SBARRO has been one of our Vice Presidents since March 1985. Mrs. Sbarro was a founder of Sbarro, together with her late husband, Gennaro Sbarro. Mrs. Sbarro devotes a substantial portion of her time to recipe and product development. Our board of directors elected Mrs. Sbarro as a director in January 1998. Mrs. Sbarro previously served as a director from March 1985 until December 1988, when she was elected director emeritus.

         ANTHONY J. MISSANO has been a Corporate Vice President since August 1996 and was elected President of our Quick Service Division in January 2000. From February 1995 until August 1996, he served as Vice President -- Operations
(West),  and from  June  1992  until  February  1995 he  served  as a Zone  Vice
President.

         GENNARO A. SBARRO has been a Corporate Vice President since August 1996 and was elected President of our Franchising and Licensing Division in January 2000. From February 1995 until August 1996 he served as Vice President -- Franchising, and for more than five years prior thereto Mr. Sbarro served in various capacities for us.

         GENNARO J. SBARRO has been a Corporate Vice President since August 1996 and was elected President of our Casual and Fine Dining Division in January 2000. From February 1995 until August 1996, he served as Vice President -- Operations (East), and from June 1992 until February 1995 he served as a Zone Vice President.

         ROBERT G. ROONEY was elected Senior Vice President and Chief Financial Officer in January 2000. From June 1999, when he joined us, until January 2000, Mr. Rooney served as Vice President -- Finance and Chief Financial Officer. From December 1996 until he joined us, Mr. Rooney was employed by Discovery Zone, Inc. (a national family entertainment center chain), serving as Senior Vice President, Chief Financial and Administrative Officer since February 1997. From March 1994 until September 1996, Mr. Rooney served as Senior Vice President and Chief Financial Officer of Victory Capital LLC (formerly Forschner Enterprises, Inc.), a venture capital firm, and, from September 1992 to February 1994, served as a director and consultant on behalf of various investors and investment funds affiliated with Forschner Enterprises, Inc. Discovery Zone, Inc., which had filed under Chapter 11 of the United States Bankruptcy Code prior to Mr. Rooney's joining that company, again filed under that law on April 20, 1999. Mr. Rooney has been a certified public accountant in New York for over 20 years.

     CARMELA N. MERENDINO was elected Vice President -- Administration in October 1988. Ms. Merendino joined us in March 1985 and performed a variety of corporate administrative functions for us prior to her election as Vice President -- Administration.

         JOSEPH A. FALLARINO joined Sbarro in September 1998 and was elected Vice President -- Human Resources in November 1998. Prior to joining us, from April 1998 until September 1998, Mr. Fallarino served as Director of Human Resources of Ogden Corporation, an international diversified service corporation; from March 1996 until March 1998, he served as Senior Vice
President -- Human Resources of Arbor Management LLC, a provider of financial services and healthcare services; and from January 1994 until February 1996, he served as Vice President -- Human Resources of AMS Corporation, a national outsourcing company.

         HENRY G. CIOCCA joined Sbarro in January 2000 and serves as Vice President and General Counsel. From August 1997 to April 1999, Mr. Ciocca was an advisor to the President of The Thomson Corporation, a worldwide information and publishing company. From September 1995 to June 1997, Mr. Ciocca was President, Chief Executive Officer and a Director of Markborough Properties, Inc., a publicly-traded commercial real estate company headquartered in Toronto; from June 1993 to August 1995, Mr. Ciocca was President and Chief Executive Officer of Markborough Development, a division of The Thomson Corporation that developed master planned communities in the United States; and from June 1987 to June 1993, Mr. Ciocca held various positions with The Thomson Corporation, including Executive Vice President and General Counsel. Mr. Ciocca is admitted to practice law in Connecticut, Florida and New York.

         JOHN BERNABEO joined Sbarro in August 1992 and served in various capacities prior to his election as Vice President -- Architecture and Engineering in May 1997.

     DONALD A. DZIOMBA was elected Vice President - Management Information Services in January 2000. Mr. Dziomba had served as our Director of Management Information Systems since joining Sbarro in November 1993.

     STEVEN B. GRAHAM was elected Vice President and Controller in January 2000. Mr. Graham has served as our Controller since joining Sbarro in April 1994. Mr. Graham has been a certified public accountant in New York for over 20 years.

     HAROLD L. KESTENBAUM has been a practicing attorney in New York since 1976. He became a director of Sbarro in March 1985.

     RICHARD A. MANDELL, a private investor, was a Managing Director of BlueStone Capital Partners, L.P., an investment banking firm, from February until April 1998 and Vice President -- Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, from January 1996 until February 1998. From 1982 until June 1995, Mr. Mandell served as a Managing Director of Prudential Securities Incorporated, an investment banking firm. He became a director of Sbarro in March 1986. Mr. Mandell is also a director of Trend-Lines, Inc., U.S.A. Detergents, Inc. and Shells Seafood Restaurants, Inc.

         TERRY VINCE has been Chairman of the Board and President of Sovereign Hotels, a company that operates hotels, since October 1991 and Chairman of the Board of Fame Corp., a food service management company, since January 1994. Mr. Vince became a director of Sbarro in December 1988.

     BERNARD ZIMMERMAN has been President of Bernard Zimmerman and Co., Inc. since October 1972 and was Senior Vice President of The Zimmerman Group, Inc. from January 1991 to November 1996, financial and management consulting firms. Mr. Zimmerman also served as President and a director of Beacon Hill Mutual Fund, Inc. from December 1994 until October 1996. From September 1986 until September 1993, Mr. Zimmerman also served as Chairman and President of St. Lawrence Seaway Corp., an owner and manager of agricultural properties. Mr. Zimmerman has been a certified public accountant in New York for more than the past thirty-five years. He became a director of Sbarro in March 1985.

         Under our certificate of incorporation, our board of directors is divided into three classes as nearly equal in number as the then total number of directors constituting the entire board permits. Our board of directors presently consists of eight members, with each class being elected for a term of three years. Anthony Sbarro and Harold L. Kestenbaum serve as Class 1 directors, Joseph Sbarro, Richard A. Mandell and Terry Vince serve as Class 2 directors and Mario Sbarro, Carmela Sbarro and Bernard Zimmerman serve as Class 3 directors. The terms of our Class 1 and our Class 2 directors will expire at our next annual meeting of shareholders and the term of our Class 3 directors will expire at our annual meeting of shareholders in 2001. At each annual meeting, directors are elected to succeed those in the class whose term expires at that annual meeting, such newly-elected directors to hold office until the third succeeding annual meeting and the election and qualification of their respective successors.

         Paul Vatter, who had, prior to the going private transaction, indicated an intention to retire, resigned from the board effective on December 31, 1999. As a result, our board of directors consists of eight members. To permit this, our shareholders amended our by-laws so that the minimum number of directors that can constitute our board is now six. The maximum number of directors that could constitute our board remains twelve. There is no present intention to replace Mr. Vatter as a director.

         Our officers are elected annually by the board of directors at its meeting held immediately after the annual meeting of our shareholders, and hold their respective offices until their successors are duly elected and qualified. Officers may be removed at any time by the board.

     Mario, Anthony and Joseph Sbarro are the sons of Carmela Sbarro. Carmela N. Merendino is the daughter, and Gennaro A. Sbarro is the son, of Mario Sbarro. Gennaro J. Sbarro is the son, and Anthony J. Missano is the son-in-law, of Joseph Sbarro.


ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information concerning the annual and long-term compensation of our chief executive officer and other five most highly compensated persons who were serving as executive officers at the end of our 1999 fiscal year for services in all capacities to us and our subsidiaries during our 1999, 1998 and 1997 fiscal years. All of the options set forth on the table under the caption "Long Term Compensation" were terminated in the going private transaction in exchange for a cash payment equal to the number of shares to the options thereto multiplied by the excess, if any, of $28.85 over the applicable option exercise price. See "--Aggregated Option Exercises is Last Fiscal Year" for information on amounts executive officers named in the Summary Compensation Table received in connection with the termination of options that they held.

                                                                     Annual                  Long Term
Name and                                                          Compensation              Compensation
Principal Position                               Year        Salary          Bonus           Options(#)

Mario Sbarro.................................    1999     $ 700,000      $  300,000                --

Chairman of the Board, President and             1998       713,462          300,000               --
      Chief Executive Officer                    1997        700,000         160,000          250,000

Anthony Sbarro...............................    1999        300,000        200,000                --
Vice Chairman of the Board and Treasurer         1998        305,769         200,000               --
                                                 1997        300,000         150,000          100,000

Joseph Sbarro................................    1999        300,000        200,000                --
Senior Executive Vice President and              1998        305,769         200,000               --
     Secretary                                   1997        300,000         150,000          100,000

Anthony J. Missano...........................    1999        200,000        150,000                --
President-- Quick Service Division               1998        203,846         100,000               --
                                                 1997        200,000          75,000           80,000
Gennaro A. Sbarro............................    1999        200,000        150,000                --
President-- and Licensing Division               1998        203,846         100,000               --
                                                 1997        200,000          75,000           80,000
Gennaro J. Sbarro............................    1999       200,000         150,000                --
President-- Casual and Fine Dining Division      1998        203,846         100,000               --
                                                 1997        200,000          75,000           80,000

Aggregated Option Exercises in Last Fiscal Year and Year End Values

         All of the options held by each executive officer named in the Summary Compensation Table were terminated in the going private transaction in exchange for a cash payment equal to the number of shares subject to the options multiplied by the excess of $28.85 over the applicable option exercise price. The following table sets forth the number and value of shares of common stock subject to those options and the amount received by the named executive officers in exchange for the termination of their options. The executives did not have any unexercised options at the end of our 1999 fiscal year. See "Certain Relationships and Related Transactions" included in Item 13 of this Report, for more information about amounts received in exchange for termination of options.



                                         Shares
                                      Acquired on               Value
Name                                     Exercise             Realized(1)
----                                     --------             --------
Mario Sbarro.....................         620,000(2)         $2,221,987
Anthony Sbarro...................         265,000             1,145,242
Joseph Sbarro....................         300,000             1,323,743
Anthony J. Missano...............          93,500               348,000
Gennaro A. Sbarro................          98,251               389,168
Gennaro J. Sbarro................          93,500               348,000

(1) Represents the number of shares subject to the options multiplied by the excess of $28.85 over the applicable option exercise price.

(2) No value was realized upon the termination of options covering 100,000 shares whose exercise price was in excess of $28.85 per share.

Compensation of Directors

         Our non-employee directors currently receive a retainer at the rate of $16,000 per annum, $1,000 for each meeting of the Board attended and $500 for each meeting attended of a committee of the board on which they serve if the meeting is not held on the same day as a meeting of the board, except that members of the special committee that considered the merger and a prior proposal for a similar transaction received additional compensation as described below. Members of the board also are reimbursed for reasonable travel expenses incurred in attending board and committee meetings. The regular compensation of our employee directors covers compensation for services as a director. Our non-employee directors earned the following cash compensation, exclusive of travel reimbursements, from us during fiscal 1999 for services as members of the board, other than for service on the special committee:

  ---------------------------------------------- ------------------
  Harold L. Kestenbaum.......................            $20,000
  ---------------------------------------------- ------------------
  ---------------------------------------------- ------------------
  Richard A. Mandell.........................            $20,000
  ---------------------------------------------- ------------------
  ---------------------------------------------- ------------------
  Paul A. Vatter.............................            $20,000
  ---------------------------------------------- ------------------
  ---------------------------------------------- ------------------
  Terry Vince................................            $20,000
  ---------------------------------------------- ------------------
  ---------------------------------------------- ------------------
  Bernard Zimmerman..........................            $20,000
  ---------------------------------------------- ------------------

         Each   non-employee   director   held  stock  options  under  our  1993
non-employee director stock option plan to purchase an aggregate of 22,500 shares of common stock at exercise prices ranging from $21.50 to $28.875 per share. The options and this plan were terminated upon consummation of the going private transaction and our non-employee directors received cash in an amount equal to the excess of $28.85 over the applicable exercise price per share of the options held by them under this plan. For information regarding amounts that our non-employee directors received in connection with the termination of options granted under this plan, see "Certain Relationships and Related Transactions."

         As compensation for serving on the special committee, we agreed to pay to each member of the special committee a fee equal to (1) $2,500 for services rendered in any day on which the member expended four hours or more in performing services as a member of the special committee and (2) $1,250 for each day in which the member expended a reasonable amount of time, but less than four hours, in performing services as a member of the special committee. In addition to the foregoing fees, Richard A. Mandell, as chairman of the special committee, $10,000 with respect to the special committee's consideration of the prior proposal and $10,000 with respect to the special committee's consideration of the merger. Each member of the special committee was reimbursed for all out-of-pocket expenses incurred in performing his services. The members of the special committee earned the following cash compensation, exclusive of travel reimbursements, from us in connection with the merger and the prior proposal:


  Harold L. Kestenbaum........................  $14,750
  --------------------------------------------- ---------------------
  --------------------------------------------- ---------------------
  Richard A. Mandell..........................     48,500
  --------------------------------------------- ---------------------
  --------------------------------------------- ---------------------
  Paul A. Vatter..............................      9,750
  --------------------------------------------- ---------------------
  --------------------------------------------- ---------------------
  Terry Vince.................................      9,750
  --------------------------------------------- ---------------------

         Bernard Zimmerman and Company, Inc., of which Bernard Zimmerman is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of $474,000 during our 1999 fiscal year. Harold L. Kestenbaum, P.C., of which Harold Kestenbaum is a principal, received fees of $2,767 for legal services during our 1999 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

         The following table sets forth certain information regarding the ownership of shares of our common stock as of February 28, 2000 with respect to
(1) holders known to us to beneficially own more than five percent of our outstanding common stock, (2) each of our directors, (3) our Chief Executive Officer and our five next most highly compensated executive officers and (4) all of our directors and executive officers as a group. We understand that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.


                                            Shares Beneficially Owned
Beneficial Owner                            Number               Percent
----------------                            ------               -------
Mario Sbarro(1).....................         1,524,730(2)          21.6%
Anthony Sbarro(1)...................         1,233,800             17.5%
Joseph Sbarro(1)....................         1,756,022(3)          25.6%
Trust of Carmela Sbarro(1)..........         2,497,884(4)          35.3%
Harold L. Kestenbaum................                --              --
Richard A. Mandell..................                --              --
Terry Vince.........................                --              --
Bernard Zimmerman...................                --              --
Anthony J. Missano..................            25,946(5)           0.4%
Gennaro A. Sbarro...................                --              --
Gennaro J. Sbarro...................            25,946              0.4%
All directors and executive
officers as a group
    (18 persons)....................         7,064,328            100.0%

(1) The business address of each of Mario Sbarro, Joseph Sbarro, Anthony Sbarro and the Trust of Carmela Sbarro is 401 Broadhollow Road, Melville, New York 11747.

(2) Excludes the 2,497,884 shares held by the Trust of Carmela Sbarro, of which trust Mario Sbarro serves as a co-trustee and as to which shares Mr. Sbarro may be deemed a beneficial owner with shared voting and dispositive power.

(3) Excludes 25,946 shares beneficially owned by each of Mr. Sbarro's son, Gennaro J. Sbarro, reflected below, and daughter. Mr. Sbarro's daughter is the wife of Anthony J. Missano.

(4) The trust was created by Carmela Sbarro for her benefit and for the benefit of her descendants, including Mario, Joseph and Anthony Sbarro. The trustees of the trust are Franklin Montgomery, whose business address is 488 Madison Avenue, New York, New York 10022, and Mario

         Sbarro. As trustees, Franklin Montgomery and Mario Sbarro may be deemed to be the beneficial owners of these shares with shared voting and dispositive power.

(5) Represents shares owned by Mr. Missano's wife. Mr. Missano disclaims beneficial ownership of these shares.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We are the sole tenant of an administrative office building, which is leased from Sbarro Enterprises, L.P. The annual rent payable pursuant to the sublease is $0.3 million each year for the remainder of the lease term, which expires in 2011. In addition, we are obligated to pay real estate taxes, utilities, insurance and certain other expenses for the facility. We believe that our rent is comparable to the rent that would be charged by an unaffiliated third party. The limited partners of Sbarro Enterprises, L.P. are Mario, Joseph, Anthony and Carmela Sbarro.

     In addition to the compensation of Mario, Anthony, Joseph, Gennaro A. and Gennaro J. Sbarro and Anthony J. Missano:

         o Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of Sbarro and serves as Vice President and a director, received $100,000 from us for services rendered during fiscal 1999; and

         o Carmela N. Merendino, a daughter of Mario Sbarro, who serves as Vice President -- Administration, received $155,000 from us for services rendered during fiscal 1999.

         In addition, other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro, who are our employees, earned an aggregate of $729,534 during fiscal 1999.

         We, our subsidiaries and the joint ventures in which we have an interest have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro for which they paid, in the aggregate, $396,947 during fiscal 1999. We believe that these services were provided on terms comparable to those that would have been available from unrelated third parties.

         On March 13, 2000, our board of directors authorized us to lend Mario Sbarro, our Chairman, President and Chief Executive Officer, $2.0 million under a note that will be payable two years after we make the loan. The note will bear interest at the rate of 6.45%, which will be payable annually. We believe that the loan is on terms that are no less favorable to us than would have been obtained in a comparable transaction by us with an unrelated person.

         Companies owned by a son of Anthony Sbarro and a company owned by the daughter of Joseph Sbarro paid royalties to us under franchise agreements containing terms similar to those in agreements entered into by us with unrelated franchisees. Royalties paid to us aggregated $111,166 and $38,860, respectively, during fiscal 1999.

         Tax Agreement

         We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, and, where applicable and permitted, under similar state and local income tax provisions, beginning in fiscal 2000. With certain limited exceptions, we will not pay federal and state and local income taxes for periods for which we are treated as an S corporation. Rather, our shareholders will include their pro-rata share of our taxable income on their individual income tax returns and thus will be required to pay taxes with respect to their respective shares of our taxable income, whether or not it is distributed to them.

         We have entered into a tax payment agreement with our shareholders. The tax payment agreement permits us to make periodic tax distributions to our shareholders in amounts that are intended to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata shares of our taxable income and that income was taxed at the highest applicable federal and New York State marginal income tax rates. We may only make the tax distributions with respect to periods in which we are treated as an S corporation.

         The tax payment agreement provides for adjustments of the amount of tax distributions previously paid in respect of a year upon the filing of our federal income tax return for that year, upon the filing of an amended federal income tax return or as a result of an audit. In these circumstances, if it is determined that the amount of tax distributions previously made for the year was less than the amount computed based upon our federal income tax return, our amended federal return or as adjusted based on the results of the audit, we may make additional tax distributions which might include amounts to cover any interest or penalties. Conversely, if it is determined in these circumstances that the amount of tax distributions previously made for a year exceeded the amount computed based on our federal income tax return, our amended federal return or the results of an audit, as the case may be, our shareholders will be required to repay the excess, with, in certain circumstances, interest. In addition, our shareholders will be required to return, with interest, any tax distributions previously distributed with respect to any taxable year for which it is subsequently determined that we were not an S corporation.

         Going Private Transaction

         When we completed the going private transaction, we paid our public shareholders merger consideration of $28.85 per share in cash. Other than the members of the Sbarro family who are our continuing shareholders (who received no merger consideration), our directors, executive officers, owners of more than 5% of our common stock and members of the immediate families of the foregoing persons received the same $28.85 merger consideration for each share of our common stock owned by them as the other public shareholders received. We also terminated all outstanding stock options and paid in cash to each stock option holder (including the members of the Sbarro family who are our continuing shareholders), whether or not the option holder's stock options were then vested or exercisable, an amount in cash equal to the excess of $28.85 over the applicable exercise price per share subject to the stock option. The following table sets forth the amount received by our directors, our executive officers and owners of more than 5% of our common stock, including entities controlled by them, upon termination of their stock options:


  Name                                 Relationship to Company                                     Amount

  Mario Sbarro                        Chairman of the Board, President,                        $     2,221,987
                                      Chief Executive Officer and Director
  Anthony Sbarro                      Vice Chairman of the Board,                                    1,145,242
                                      Treasurer and Director
  Joseph Sbarro                       Senior Executive Vice President,                               1,323,743
                                      Secretary and Director
  John Bernabeo                       Vice President --                                                  9,312
                                      Architecture and Engineering
  Joseph A. Fallarino                 Vice President-- Human Resources                                  20,188
  Carmela N. Merendino                Vice President-- Administration                                   54,212
  Anthony J. Missano                  President-- Quick Service Division                               348,000
  Gennaro A. Sbarro                   President-- Franchising and Licensing Division                   389,168
  Gennaro J. Sbarro                   President-- Casual and Fine Dining Division                      348,000
  Steven B. Graham                    Vice President and Controller                                     13,567
  Donald A. Dziomba                   Vice President - Management Information Systems                   11,917
  Harold L. Kestenbaum                Director                                                          93,965
  Richard A. Mandell                  Director                                                          93,965
  Paul A. Vatter                      Director                                                          93,965
  Terry Vince                         Director                                                          93,965
  Bernard Zimmerman                   Director                                                         160,213

     Other members of the immediate  family of Mario Sbarro,  Anthony Sbarro and
Joseph  Sbarro  received  $495,162,  $7,350  and  $696,000,   respectively,   in
connection with the termination of their stock options.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM  8-K

(a)(1) and (a)(2) and (d) Financial Statements and Financial Statement Schedule

         Financial Statements                                            Page
         Report of Independent Public Accountants                         F-1

         Consolidated Balance Sheets at January 2, 2000 and
         January 3, 1999                                                  F-2

         Consolidated Statements of Income for each of the
         fiscal years in the three-year period ended January 2, 2000      F-4

         Consolidated Statements of Shareholders' Equity for each of the fiscal years in the three-year period ended January 2, 2000 F-5

         Consolidated Statements of Cash Flows for each of the
         fiscal years in the three-year period ended January 2, 2000      F-6

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

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed by us during the fourth quarter of our fiscal year ended January 2, 2000.

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

         *3.01(b)          Certificate  of Amendment  to the  Company's
                           Restated Certificate of Incorporation as filed with the Department of State of the State of New York on April 3, 1989. (Exhibit 3.01(b) to the Company's Annual Report on Form 10-K for the year ended January 1, 1989, File No. 1-8881)

         *3.01(c)          Certificate  of Amendment  to the  Company's
                           Restated Certificate of Incorporation as filed with the Department of State of the State of New York on May 31, 1989. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 23, 1989, File No. 1-8881)

         *3.01(d)          Certificate  of Amendment  to the  Company's
                           Restated Certificate of Incorporation as filed with the Department of State of the State of New York on June 1, 1990. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 22, 1990, File No. 1-8881)

          * 3.02 By-Laws of the Company, as amended. (Exhibit 3.1 to the Company's Registration Statement on Form S-4, File No. 333-90817)

         *4.01 Indenture dated as of September, 28, 1999 among the Company, the Restricted Subsidiaries of the Company named therein, as guarantors, and Firstar Bank, N.A., including the form of 11% Senior Notes of the Company to be issued upon consummation of the Exchange Offer and the form of Senior Guarantees of the Guarantors. (Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

         4.02 Credit Agreement dated as of September 23, 1999 among the Company, European American Bank, as agent, and the Lenders party thereto (Exhibit 4.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

         *10.01            Commack, New York Corporate  Headquarters  Sublease.
                          (Exhibit 10.04 to the Company's Registration Statement
                           on Form S-1, File No. 2-96807)

     +   *10.02            The Company's  Performance  Incentive  Plan. (Exhibit
                          A to the Company's  Proxy  Statement  dated April 29,
                           1997, File No. 1-8881)

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

     *10.05 Registration Rights Agreement dated as of September 28, 1999 among the Company, the Guarantors named therein and Bear, Stearns & Co. Inc. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999,
                          File No. 1-8881)

         *10.06 Tax Payment Agreement dated as of September 28, 1999 among the Company, Mario Sbarro, Joseph Sbarro, Joseph Sbarro (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as Trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants (Exhibit 10.6 to the Company's Registration Statement on Form S-4, File No. 333-90817

         *12.01            Statement of computation of earnings to fixed charges
                          (Exhibit 12.1 to amendment No. 2 to the Company's
                         Registration Statement on Form S-4, File No. 333-90817)


         21.01             List of subsidiaries.

27.01    Financial Data Schedule

-----------------------------
 * Incorporated by reference to the document indicated.
 + Management contract or compensatory plan.

                            UNDERTAKING

         We hereby undertake to furnish to the Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of long-term debt of our us and our consolidated subsidiaries not filed with this Report. Those instruments have not been filed since none are, nor are being, registered under Section 12 of the Securities Exchange Act of 1934 and the total amount of securities authorized under any of those instruments does not exceed 10% of the total assets of us and our subsidiaries on a consolidated basis.

                          SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                               SBARRO, INC.


                       By:      /s/ MARIO SBARRO
                                Mario Sbarro, Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                  Title                           Date


 /s/ MARIO SBARRO                   Chairman of the Board      March 30, 2000
Mario Sbarro                        (Principal Executive Officer)
                                     and Director


 /s/ ROBERT G. ROONEY               Senior Vice President and  March 30, 2000
Robert G. Rooney                    Chief Financial Officer
                                    (Principal Financial Officer)


/s/ JOSEPH SBARRO                   Director                March 30, 2000
Joseph Sbarro



/s/ ANTHONY SBARRO                  Director                March 30, 2000
Anthony Sbarro

         Signature                 Title                           Date



 /s/ STEVEN B. GRAHAM               Vice President and          March 30, 2000
Steven B. Graham                     Controller (Principal
                                      Accounting Officer)


/s/ HAROLD KESTENBAUM                      Director          March 30, 2000
Harold Kestenbaum



/s/  RICHARD A. MANDELL                    Director          March 30, 2000
Richard A. Mandell



/s/ CARMELA SBARRO                       Director          March 30, 2000
Carmela Sbarro



/s/ TERRY VINCE                          Director
Terry Vince


/s/ BERNARD ZIMMERMAN                   Director          March 30, 2000
Bernard Zimmerman

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




     To Sbarro, Inc.:


     We have audited the accompanying consolidated balance sheets of Sbarro, Inc. (a New York corporation) and subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sbarro, Inc. and subsidiaries as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States.




                                                        /s/ Arthur Andersen LLP



     New York, New York
     March 13, 2000

                           SBARRO, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                              January 2, 2000           January 3, 1999
                                                               ---------------           ---------------
                                                                   (In thousands except share date)

Current assets:

     Cash and cash equivalents                                     $33,514                         $154,909
     Restricted cash for untendered
        shares (Note 2)                                                298                                -
     Receivables, net of allowance for
       doubtful accounts of $419 in 1999
       Franchise                                                     1,429                            1,342
       Other                                                         2,938                           2,185
                                                              ---------------                  ------------
                                                                     4,367                            3,527

     Inventories                                                     3,686                            3,122

     Prepaid expenses                                                1,905                           1,291
                                                              ---------------                  ------------

       Total current assets                                         43,770                          162,849

Property and equipment, net (Note 4)                               137,232                          138,126

Other assets:

     Excess of purchase price over the cost
       of net assets acquired, net of
       accumulated amortization of
       $2,000 (Note 2)                                               220,681                             -
     Deferred financing costs, net of accumulated
       amortization of $277 (Note 7)                                   9,553                             -
     Other assets, net                                                 6,597                         6,630
                                                                -------------                -------------

                                                                    $417,833                      $307,605
                                                                  ===========                   ===========

                                      SBARRO, INC. AND SUBSIDIARIES

                                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                                               January 2, 2000               January 3, 1999
                                                               ---------------               ---------------
                                                                      (In thousands except share data)
Current liabilities:
     Accounts payable                                            $   9,673                        $  11,559
     Amounts due for untendered shares
       (Note 2)                                                        298                               -
     Accrued expenses (Note 5)                                      35,589                           25,764
     Income taxes payable (Note 6)                                     754                            4,146
                                                                 ----------                     -----------
       Total current liabilities                                    46,314                           41,469


Deferred income taxes  (Note 6)                                      9,929                            9,219

Long-term debt, net of original
  issue discount  (Note 7)                                         251,310                               -

Commitments and contingencies (Note 8)

Shareholders' equity (Notes 2 and 10):
     Preferred stock, $1 par value;
       authorized 1,000,000 shares; none issued                             -                             -
     Common stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding
       7,064,328 shares at January 2, 2000 and
       20,531,643 shares at January 3, 1999                              71                             205
     Additional paid-in capital                                          10                          34,587
     Retained earnings                                              110,199                         222,125
                                                                  ----------                  -------------
                                                                    110,280                         256,917
                                                                 -----------                  -------------

                                                                   $417,833                        $307,605
                                                                ============                   ============


                               See notes to consolidated financial statements

                                      SBARRO, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF INCOME

                                                                            For the Fiscal Years Ended
                                                       January 2,             January 3,          December 28,
                                                           2000                     1999                  1997
                                                           ----                     ----                  ----
                                                        (52 weeks)                (53 weeks)            (52 weeks)
                                                                                 (In thousands)
Revenues:

    Restaurant sales                                    $366,630                 $361,534              $337,723
    Franchise related income                               9,006                    8,578                 7,360
    Interest income                                       3,828                     5,120                 4,352
                                                     -----------               ----------            ----------
      Total revenues                                    379,464                   375,232               349,435
                                                       ---------                 --------              --------

Costs and expenses:
    Cost of food and paper products                      73,986                    76,572                69,469
    Restaurant operating expenses:
      Payroll and other employee benefits                97,174                    93,367                84,910
      Occupancy and other expenses                      106,852                   101,013                93,528
    Depreciation and amortization                        25,363                    22,429                23,922
    General and administrative                           23,456                    19,708                17,762
    Provision for unit closings  (Note 11)                1,013                     2,515                 3,300
    Terminated transaction costs (Note 2)                    -                        986                     -
    Litigation settlement and  related
      costs  (Note 8)                                        -                      3,544                     -
    Loss on land to be sold (Note 4)                         -                      1,075                     -
    Interest expense  (Note 7)                            7,948                         -                     -
    Other income                                         (5,173)                   (2,680)               (1,653)
                                                       ---------                ---------             ---------
      Total costs and expenses                          330,619                   318,529               291,238
                                                        --------                 --------              --------

Income before income taxes and
    cumulative effect of change in method
    of accounting for start-up costs                     48,845                    56,703                58,197
Income taxes  (Note 6)                                   19,322                    21,547                22,115
                                                        --------                   ------                ------
Income before cumulative effect
    of accounting change                                 29,523                    35,156                36,082

Cumulative effect of change in method
    of accounting for start-up costs, net of
    income taxes of $504 (Note 1)                               -                    (822)                    -
                                                       ----------         ----------------         ------------

Net income                                                $29,523                 $34,334               $36,082
                                                          =======                 =======               =======

                             See notes to consolidated financial statements

                                     SBARRO, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                Number of                        Additional
                                   shares of                         paid-in         Retained
                                common stock    Amount               capital          earnings              Total
                        (In thousands, except share data)
Balance at
    December 29, 1996                20,392,909          $204            $31,219         $173,777           $205,200

Exercise of stock options                53,745            0               1,225              0               1,225

Net income                                                                                 36,082             36,082

Dividends declared                                                                        (22,068)           (22,068)
                                ---------------      --------         -----------        ---------          ---------

Balance at
    December 28, 1997            20,446,654               204             32,444          187,791            220,439

Exercise of stock options            84,989                1              2,143                                2,144

Net income                                                                                 34,334             34,334
                                -----------          ---------           -------         ----------           -------
Balance at
    January 3, 1999              20,531,643               205             34,587          222,125            256,917

Exercise of stock options            17,337                                  426                                 426

Net income                                                                                 29,523             29,523

Shares repurchased and
    retired in going private
    transaction (Note 2)        (13,484,652)             (134)           (35,003)                            (35,137)

Adjustment to original
    cost basis of continuing
    shareholders (Note 2)                                                               (141,449)         (141,449)
                                ---------------      --------          ---------       -----------       -----------

Balance at
    January 2, 2000                  7,064,328           $71                 $10         $110,199           $110,280
                                     =========           ====                ===         ========           ========



                               See notes to consolidated financial statements

                                          SBARRO, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the Fiscal Years Ended
                                                          January 2,          January 3,         December 28,
                                                              2000                   1999               1997
                                                              ----                   ----               ----
                                                         (52 weeks)             (53 weeks)           (52 weeks)
                                                                             (In thousands)
Operating activities:

Net income                                                  $29,523                $34,334           $36,082
Adjustments to reconcile net
   income to net cash provided
    by operating activities:
     Cumulative effect of change in method
      of accounting for start-up costs                           -                     822                   -
      Depreciation and amortization                         25,740                  22,429             23,922
     Increase (decrease) in deferred
       income taxes                                            710                  (2,078)            (1,844)
     Provision for unit closings                              1,013                  2,515              3,300
     Loss on land to be sold                                     -                   1,075                  -

Changes in operating assets and liabilities:
    Increase in receivables                                    (839)                (1,152)             (510)
    Increase in inventories                                    (564)                  (160)             (121)
    (Increase) decrease in prepaid
     expenses                                                  (615)                   477               (359)
    Increase in other assets                                 (1,814)                  (817)            (2,468)
    Increase in accounts payable
     and accrued expenses                                    10,243                  1,827             3,534
    Decrease in income taxes
     payable                                                 (1,392)                  (631)             (510)
                                                          -----------               --------         ----------

Net cash provided by
   operating activities                                      62,005                 58,641             61,026
                                                           --------               --------            ----------


                                                              (continued)

                                     SBARRO, INC. AND SUBSIDIARIES


                                      For the Fiscal Years Ended
                                                       January 2,              January 3,         December 28,
                                                          2000                   1999               1997
                                                          ----                   ----               ----
                                                        (52 weeks)            (53 weeks)            (52 weeks)
                                                                                (In thousands)
Investing activities:

Proceeds from maturities of marketable
   securities                                                    -                    7,500                 2,500
Purchases of property and equipment                          (25,099)               (27,717)              (28,556)
Proceeds from disposition of property
   and equipment                                                 55                      52                    34
                                                         ----------             ----------              --------

Net cash used in investing activities                        (25,044)               (20,165)              (26,022)
                                                           - -------                 ------              ------

Financing activities:

Proceeds from exercise of stock
   options                                                      426                  2,144                 1,225
Proceeds from long-term debt                                251,211                      -                     -
Cost of merger and related financing                       (411,000)                     -                     -
Accrued and previously paid merger costs                      1,007                      -                     -

Cash dividends paid                                              -                   (5,521)              (21,237)
                                                     --------------                  ------             ---------

Net cash used in
   financing activities                                     (158,356)                (3,377)              (20,012)
                                                        -------------              --------              --------

(Decrease) increase in cash and cash
   equivalents                                             (121,395)                 35,099                14,992
Cash and cash equivalents at
   beginning of year                                        154,909                 119,810               104,818
                                                         ----------              ---------            ----------

Cash and cash equivalents at end
   of year                                                  $33,514               $154,909              $119,810
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

                                   SBARRO, INC. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of significant accounting policies:

         Basis of financial statement presentation:

         The consolidated financial statements include the accounts of Sbarro, Inc., its wholly-owned subsidiaries and the accounts of its joint ventures (together, "we", "our", "us", or "Sbarro"). All intercompany accounts and transactions have been eliminated.

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates.

         Cash equivalents:

         All highly liquid debt instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.

         Marketable securities:

         We classified our investments in marketable securities as "held to maturity". These investments were stated at amortized cost, which approximated market, and were comprised primarily of direct obligations of the U.S. Government and its agencies. All previous investments in marketable securities matured during fiscal 1998.

         Inventories:

         Inventories,   consisting   primarily  of  food,  beverages  and  paper
         supplies, are stated at cost, which is determined by the first-in, first-out method.

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

                            SBARRO, INC. AND SUBSIDIARIES

1.       Summary of significant accounting policies (continued):

         Deferred charges:

         We account for pre-opening and similar costs in accordance with Statement of Position ("SOP") 98-5 of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which required companies to write off all such costs, net of tax benefit, as a "cumulative effect of accounting change" upon adoption and to expense all of those costs as incurred in the future. In accordance with its early application provisions, we implemented the SOP as of the beginning of our 1998 fiscal year which resulted in a charge of $1.2 million before tax, or $0.8 million after tax.

         Comprehensive income:

         In the first quarter of 1998, we adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which establishes new rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on our net income or shareholders' equity. For the 1999, 1998 and 1997 fiscal years, our operations did not give rise to items includible in comprehensive income which were not already included in net income. Therefore, our comprehensive income is the same as our net income for all periods presented.

         Franchise related income:

         Initial franchise fees are recorded as income as restaurants are opened by the franchisee and we have performed substantially all services. Development fees are recognized over the number of restaurant openings covered under each development agreement. Royalty and other fees from franchisees are accrued as earned. Revenues and expenses related to construction of franchised restaurants are recognized when contractual obligations are completed and the restaurants are opened.

         Stock based compensation plans:

         In accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations, compensation cost for stock options were measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee paid to acquire the stock (Note 10). All option plans were terminated upon the completion of the going private transaction (Note 2).

                          SBARRO, INC. AND SUBSIDIARIES

1.       Summary of significant accounting policies (continued):

         Income taxes:

         We file a consolidated federal income tax return. Deferred income taxes result primarily from differences between financial and tax reporting of depreciation and amortization.

         Accounting period:

          Our fiscal year ends on the Sunday nearest to December 31. Our 1998 fiscal year ended January 3, 1999 and contained 53 weeks. All other reported fiscal years contained 52 weeks.

         Per share data:

     The provisions of SFAS No. 128, "Earnings Per Share" became effective for Sbarro's quarter and year ended December 28, 1997. SFAS No. 128 requires the presentation of both basic and diluted earnings per share on the face of the income statement. After the going private transaction (Note 2), we are not subject to the provisions of SFAS No. 128.

         Long-lived Assets:

         Impairment losses are recorded on long-lived assets on a restaurant by restaurant basis whenever impairment factors are determined to be present, the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets and events or changes in circumstances indicate that the carrying amount may not be recoverable.

         Derivative instruments and hedging activities:

     SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of SFAS Statement No. 133 - an Amendment of SFAS Statement No. 133," issued in June 1999, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Presently, we do not use derivative instruments and therefore we do not expect SFAS No. 133 to be applicable when it is adopted in fiscal 2000.

         Reclassifications:

         Certain items in the fiscal 1998 and 1997 financial statements have been reclassified to conform to the fiscal 1999 presentation.
                                      F-10

                             SBARRO, INC. AND SUBSIDIARIES

1.       Summary of significant accounting policies (continued):

         Supplemental disclosures of cash flow information:

                                         For The Fiscal Years Ended
                                January 2,     January 3,     December 28,
                                  2000             1999         1997
                                               (In thousands)
          Cash paid for:
            Income taxes        $20,054         $24,235         $24,297
                               ========        =======         =======

            Interest            $30             $    -          $    -
                                 ===        ==========           =======

2.       Going private transaction:

         On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of the Company's common stock) became the holders of 100% of our issued and outstanding common stock under an Amended and Restated Agreement and Plan of Merger dated as of January 19, 1999. Under the terms of the merger agreement (i) a company owned by the members of the Sbarro family merged with and into Sbarro, (ii) our shareholders (other than the members of the Sbarro family and the company owned by them) received the right to receive $28.85 per share in cash in exchange for the approximately 13.5 million shares of our common stock not owned by the members of the Sbarro family, and (iii) all outstanding stock options, including stock options held by the members of the Sbarro family, were terminated in exchange for a cash payment equal to the number of shares subject to the options multiplied by the excess, if any, of $28.85 over the applicable option exercise price. The cost of the merger, including amounts to pay related fees and expenses of the transaction, was approximately $411.0 million and was funded using substantially all of our cash on hand and the sale of $255 million of 11% Senior Notes (Note 7).

         As of January 2, 2000, there was $0.3 million remaining on deposit with a third party paying agent for untendered shares to be redeemed as part of the merger consideration. That amount is shown as restricted cash and amounts due for untendered shares in the consolidated balance sheet. Should any shares remain untendered after one year from September 28, 1999, the related funds will be returned to us to be held until claimed or escheated to the appropriate jurisdictions.

                         SBARRO, INC. AND SUBSIDIARIES

         The acquisition of all the outstanding shares of common stock not owned by the Sbarro family and all outstanding stock options have been accounted for under the purchase method of accounting. As a result, the remaining shares of common stock owned by the Sbarro family are presented in shareholder's equity at their original basis in the accompanying consolidated balance sheet. The final purchase price allocations have not been completed and are subject to adjustment based on fair market appraisals and other fair market value estimates as of the date of the merger. The excess of purchase price over the cost of assets acquired is being amortized on a straight line basis over an estimated weighted average useful life of 30 years.

         Summarized below are our unaudited pro forma results of operations for the year ended January 2, 2000 and January 3, 1999 as if the merger had taken place as of the beginning of each year. Adjustments have been made for the amortization of the excess of the purchase price over the cost basis of net assets acquired, interest expense, including interest on the $16 million mortgage issued subsequent to year end to one of the guaranteeing subsidiaries (Note 15) and related changes in income tax expense.

                                                 For the Fiscal Years Ended

                                           January 2, 2000      January 3, 1999
                                           ---------------      ---------------
                                                         (In thousands)
         Pro Forma:
                  Revenues                     $375,636           $370,112
                                               =========          ==========
                  Income before cumulative
                    effect of accounting
                    change                    $   6,662          $    5,143
                                             ===========        ============
                  Net income                  $   6,662          $    4,348
                                              ===========        =============

         These pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the merger taken place at the beginning of the periods presented or of results which may occur in the future.

         In connection with the termination of negotiations for the initial proposal of our acquisition of all shares of common stock not owned by such members of the Sbarro family we recorded a charge of $1.0 million before tax, or $0.6 million after tax, in our 1998 financial statements.

                              SBARRO, INC. AND SUBSIDIARIES

3.       Description of business:

         We and our franchisees develop and operate family oriented cafeteria style Italian restaurants principally under the "Sbarro" and "Sbarro The Italian Eatery" names. The restaurants are located throughout the world, principally in shopping malls and other high traffic locations.

         The following sets forth the number of units in operation as of:

                              January 2,    January 3,       December 28,
                                 2000          1999              1997
                                 ----          ----              ----
            Sbarro-owned          644           630               623
            Franchised            286           268               239
                                  ---           ---               ---
                                  930           898               862
                                  ===           ===               ===

4.       Property and equipment, net:
                                               January 2,          January 3,
                                                  2000               1999
                                                  ----               ----
                                                      (In thousands)

                  Land and improvements (a)            $ 3,364       $ 3,364
                  Leasehold improvements               203,296       187,828
                  Furniture, fixtures and equipment    111,235       107,891
                  Construction-in-progress               3,031         2,662
                                                          ----         -----
                                                       320,926       301,745

                  Less accumulated depreciation        183,694       163,619
                  and amortization
                                                      $137,232      $138,126
                                                    ==========      ========

(a) During 1998, we recorded a charge of $1.1 million before tax, $0.7 million after tax, for the difference between the carrying cost and proposed selling price of a parcel of land which is being offered for sale.

                                  SBARRO, INC. AND SUBSIDIARIES

5.       Accrued expenses:

                                              January 2,    January 3,
                                                 2000          1999
                                                 ----          ----
                                           (In thousands)

       Interest                                  $7,487         $  -
       Compensation                               6,169        4,109
       Payroll and sales taxes                    5,219        3,193
       Rent                                       7,514        6,786
       Provision for unit closings
         (Note 11)                                  863        2,867
       Other                                      8,337        8,809
                                                  -----       -----
                                                $35,589      $25,764
                                                =======      =======

6.       Income taxes:

                                              For the Fiscal Years Ended

                                          January 2, January 3,    December 28,
                                              2000     1999             1997
                                              ----     ----             ----
                                                   (In thousands)

                  Federal:
                    Current              $14,758      $19,421         $19,868
                    Deferred                 557       (2,209)         (1,557)
                                             ---       ------          ------
                                          15,315       17,212          18,311
                                          ------       ------          ------
                  State and local:
                    Current                3,854        4,708           4,091
                    Deferred                 153         (373)           (287)
                                          ------         ----            ----
                                           4,007        4,335           3,804
                                           -----         -----          -----
                                         $19,322      $21,547         $22,115
                                       =========      =======         =======

                           SBARRO, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       Income taxes (continued):

         Deferred income taxes are comprised of the following:


                                                 January 2,     January 3,
                                                  2000             1999
                                                  ----             ----
                                                      (In thousands)
            Depreciation and amortization      $15,397          $15,805
            Deferred charges                        11                -
            Other                                  495              101
                                                  ---            ------
            Gross deferred tax liabilities      15,903           15,906
                                                ------           ------
            Accrued expenses                    (2,070)          (4,776)
            Deferred income                     (3,496)          (1,483)
            Other                                 (408)            (428)
                                                  ----             ----
            Gross deferred tax assets           (5,974)          (6,687)
                                                -------          ------
                                                $9,929            $9,219
                                               =======           ======


         Actual tax expense differs from "expected" tax expense (computed by applying the Federal corporate rate of 35% for the fiscal years ended January 2, 2000, January 3, 1999, and December 28, 1997) as follows:

                                               For the Fiscal Years Ended
                                              January 2, January 3, December 28,
                                                   2000       1999        1997
                                                   ----       ----        ----
                                                       (In thousands)

            Computed "expected" tax
              expense                           $17,096     $19,382     $20,369
            Increase (reduction) in income
              taxes resulting from:
              State and local income taxes,
              net of Federal income tax
              benefit                             2,605       2,725       2,429
              Tax exempt interest income
                and dividends received
                deduction                        (1,002)     (1,198)       (978)
              Amortization of excess
                purchase price over the cost
                of net assets acquired              700             -         -
              Other, net                            (77)       638          295
                                                    ----       ---         ---
                                                 $19,322   $21,547      $22,115
                                                ========   =======      =======

                             SBARRO, INC. AND SUBSIDIARIES

6.       Income taxes (continued):

         Deferred income taxes are provided for temporary differences between financial and tax reporting. These differences and the amount of the related deferred tax benefit are as follows:


                                        For the Fiscal Years Ended

                                     January 2,    January 3,  December 28,
                                       2000          1999         1997
                                       ----          ----         ----
                          (In thousands)


             Depreciation and
              amortization           $ (408)      $(1,891)      $(1,824)
             Accrued expenses         2,706          (261)         (624)
             Other                   (1,588)         (430)          604
                                        ----           -----       ----


                                        $710       $(2,582)      $(1,844)
                                        ====       =======       =======


         In March, 2000, we filed elections to change our tax status from a C Corporation to Subchapter "S" corporation effective fiscal 2000. As a result, in lieu of federal and certain state corporate income taxes, the shareholders will be taxed on their proportionate shares of income, or receive the benefit of any losses individually. In the future, our income tax provision will be significantly reduced and substantially all taxes on our income will be paid by shareholders. We will make distributions to shareholders for taxes owed by them on our earnings pursuant to a tax agreement with shareholders. During fiscal 2000, we may reduce or eliminate a portion of our deferred tax liability as a consequence of this change in status.

7.       Long-term debt:

         (a) The cost of the merger, including fees and expenses, was funded through the use of substantially all of our cash on hand and the placement of $255 million of 11.0% Senior Notes due September 15, 2009 sold at a price of 98.514% of par to yield 11.25% per annum. The Senior Notes were issued under an Indenture dated September 28, 1999 (the "Indenture"). We also entered into a five year, $30 million unsecured senior revolving bank credit facility under a bank credit agreement dated as of September 23, 1999.

         Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year commencing on March 15, 2000. Our payment obligations under the Senior Notes are jointly, severally, unconditionally and irrevocably guaranteed by all of Sbarro's current Restricted Subsidiaries (as defined in the Indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries. The Senior Notes and the subsidiary guarantees are senior unsecured obligations of Sbarro and the guaranteeing

                            SBARRO, INC. AND SUBSIDIARIES

  7.     Long-term debt (continued):

         subsidiaries, respectively, ranking pari passu in right of payment to all of our and their respective present and future senior debt, including amounts outstanding under the bank credit agreement. The
         Indenture permits redemption of the Senior Notes at our option at varying redemption prices and requires us to offer to purchase Senior Notes in the event of a Change of Control and in connection with certain Asset Sales (each as defined). The Indenture contains various convenants on our part and the guarantor subsidiaries, including, but not limited to, restrictions on our payment of dividends, stock repurchases, certain investments and other restricted payments, the incurrence of indebtedness and liens on our assets, affiliate transactions, asset sales and mergers.

         In connection with the issuance of the Senior Notes, Sbarro and the guaranteeing subsidiaries have agreed to offer the holders of the Senior Notes the right to exchange those Senior Notes for 11% Senior Notes due 2009 with the same terms as the existing Senior Notes but which are to be registered under the Securities Act of 1933, as amended. If we do not timely comply with our obligations to effectuate such registration, we will be required to pay liquidated damages until cured to each holder of the Senior Notes beginning at $.05 per $1,000 of notes per week for the first 90 days increasing every ninety days up to a maximum of $.50 per $1,000 of notes per week. The initial deadline under the registration rights agreement is March 27, 2000.

         The discount at which the Senior Notes were issued, an aggregate of approximately $3.8 million, is being accreted to the Senior Notes over the original ten year life of the Senior Notes.

(b) The bank credit agreement provides us with an unsecured senior revolving credit facility that enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30 million, including a $10 million sublimit for standby letters of credit. No amounts were outstanding under the credit facility as of January 2, 2000.

         Each of our current guaranteeing subsidiaries (the same entities as the Restricted Subsidiaries under the Indenture) have agreed to, and the future guaranteeing subsidiaries are to, unconditionally and irrevocably guarantee our obligations under the bank credit agreement on a joint and several basis. All borrowings under the bank credit agreement are repayable on September 28, 2004. In addition, we will be required to repay our loans and reduce the lenders' commitments under the bank credit agreement using the proceeds of certain asset sales and issuances of certain equity interests of, and sales of equity interests in, the guaranteeing subsidiaries.

         At our option, the interest rates applicable to loans under the bank credit agreement will be at either (a) the bank's prime rate (8.75% at February 28, 2000) plus a margin ranging from zero to 0.75% (there is no margin at February 28, 2000) or (b) reserve adjusted LIBOR (5.88% at February 28, 2000) plus a margin ranging from 1.5% to 2.5% (the margin at February 28, 2000 is 1.75%). In each case, the

                           SBARRO, INC. AND SUBSIDIARIES

  7.     Long-term debt (continued):

         margin depends upon the ratio of our senior debt (as defined) to its earnings before interest, taxes and depreciation and amortization ("EBITDA"). We have agreed to pay certain fees in connection with the bank credit agreement, including an unused commitment fee at a rate per year that will vary from 0.25% of the undrawn amount of the facility to 0.45% of the undrawn amount of the facility per year, depending upon the ratio of our senior debt to EBITDA. The unused commitment fee is 0.30% per year.

         The bank credit agreement contains various covenants on our part and on the part of the guaranteeing
         subsidiaries, including, but not limited to, restrictions on the payment of dividends and making stock repurchases, certain investments and other restricted payments, the incurrence of indebtedness, guarantees, other contingent obligations, and liens on assets, affiliate transactions, asset sales and mergers, consolidations and acquisitions of stock or assets by us and our guaranteeing subsidiaries. The bank credit agreement also contains provisions which, under certain circumstances, prohibit redemptions or repurchases of the Senior Notes, including repurchases that might otherwise be required pursuant to the terms of the Indenture, and imposes certain conditions on our amending or supplementing the Indenture. In addition, we are required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (in each case with the guaranteeing subsidiaries) of at least 2.0 to 1.0 and a ratio of consolidated senior debt to consolidated EBITDA (in each case with the guaranteeing subsidiaries) ranging from 4.5 to 1.0 in 1999 to 3.9 to 1.0 beginning December 29, 2002. We are in compliance with the various covenants contained in the agreement as of January 2, 2000.

         (c) The costs of issuing the Senior Notes and establishing the bank credit agreement, an aggregate of approximately $9.3 million and $0.6 million, respectively, were capitalized as deferred financing costs and are being amortized over the ten and five year lives, respectively, of the Senior Notes and the credit agreement, respectively. The accretion and amortization will result in an increase in reported interest expense above amounts payable in cash.

8.       Commitments and contingencies:

         Commitments:

         We conduct all of our operations in leased facilities. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts.

                                 SBARRO, INC. AND SUBSIDIARIES

8.       Commitments and contingencies:

         Commitments (continued):

         Rental expense under operating leases, including common area charges, other expenses and additional amounts based on sales, are as follows:
                                              For the Fiscal Years Ended
                               January 2,      January 3,      December 28,
                                    2000           1999              1997
                                    ----           ----              ----
                                              (In thousands)

         Minimum rentals           $46,682        $43,387            $40,365
         Common area charges       13,763         13,314              12,541
         Contingent rentals         3,134           3,011              2,910
                               -----------      ---------          ---------
                                 $63,579          $59,712            $55,816
                                 ========         =======            =======

         Future minimum rental and other payments required under non-cancelable operating leases for Sbarro-operated restaurants that were open on January 2, 2000 and the existing leased administrative and support function office (Note 9) are as follows (in thousands):

                  Fiscal Years Ending:
                  December 31, 2000                             $68,989
                  December 30, 2001                              67,505
                  December 29, 2002                              64,222
                  December 28, 2003                              60,316
                  January 2, 2005                                56,392
                  Later years                                   155,858

         We are the principal lessee under operating leases for certain franchised restaurants which are subleased to the franchisee. Franchisees pay rent and related expenses directly to the landlord. Future minimum rental payments required under these non-cancelable operating leases for franchised restaurants that were open as of January 2, 2000 are as follows (in thousands):

                           Fiscal Years Ending:
                           December 31, 2000                     $1,631
                           December 30, 2001                      1,567
                           December 29, 2002                      1,291
                           December 28, 2003                      1,165
                           January 3, 2005                        1,067
                           Later years                            3,250

                           SBARRO, INC. AND SUBSIDIARIES

8.       Commitments and contingencies:

         Commitments (continued):

         As of February 28, 2000, future minimum rental payments required under non-cancelable operating leases for restaurants which had not as yet opened as of January 2, 2000 are as follows (in thousands):

                  Fiscal Years Ending:
                           December 31, 2000                     $1,522
                           December 30, 2001                      2,180
                           December 29, 2002                      2,516
                           December 28, 2003                      2,656
                           January 3, 2005                        2,737
                           Later years                           25,825

         We are a party to contracts aggregating $3.9 million with respect to the construction of restaurants. Payments of approximately $0.4 million have been made on those contracts as of January 2, 2000.

         We are the guarantor of $2.3 million of letters of credit and for our pro rata interests of up to $8.9 million for loans, a mortgage and a line of credit for certain of our joint ventures.

         Contingencies:

         In February 1999, the Umberto of New Hyde Park joint venture companies, in which we have an 80% interest, began an action in the U.S. district Court for the Eastern District of New York against Umberto Corteo, who owns the remaining 20% interest in the joint venture companies, and against three other restaurants owned by Mr. Corteo. We alleged, among other things, that Mr. Corteo engaged in unfair trade practices and in trademark infringement, thereby breaching the joint venture agreements. We are seeking an accounting, compensatory and punitive damages and injunctive relief. The answer filed by Mr. Corteo and his co-defendants denies our claims and further alleges that non-competition restrictions against Mr. Corteo in the joint venture agreements are unenforceable. Mr. Corteo and his co-defendants have also counterclaimed against us alleging misappropriation of trademark rights and failure to perform administrative duties that amounted to a breach of the agreements. We believe that our claims against Mr. Corteo will be proven and that we have substantial defenses to his counterclaims.

         On November 17, 1999, certain former managers of restaurant units in the State of Washington instituted a lawsuit against Sbarro alleging that they served as store managers, general managers, assistant managers or co-managers in our restaurants in the State of Washington at various times since November 17, 1996 and that, in connection with their employment, we violated the overtime pay provisions of the State of Washington's Minimum Wage Act by treating them as overtime exempt employees, breached alleged employment agreements and statutory provisions by failing to record and

                      SBARRO, INC. AND SUBSIDIARIES

8.       Commitments and contingencies:

         Contingencies (continued):

         pay for hours worked at the contract rates and/or statutory minimum wage rates and failed to provide statutorily required meal breaks and rest periods. The plaintiffs also seek to represent all of our restaurant managers employed for any period of time on or after November 9, 1996 in the State of Washington. We currently own and operate 18 restaurants in the State of Washington. The plaintiffs seek actual damages, exemplary damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts, and injunctive relief. We believe that we have substantial defenses to the claims and intend to vigorously defend this action.

         On December 20, 1999, twelve current and former general managers of Sbarro restaurants in California amended a complaint filed in the Superior Court of California for Orange County. The amended complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney fees, each in unspecified amounts. Plaintiffs' counsel has stated that they are in contact with the plaintiffs' counsel in the case discussed above and that he may attempt to file a class action based upon alleged violations of the Fair Labor Standards Act. We believe that we have substantial defenses to the claims and intend to vigorously defend this action.

         In December 1998, the Court approved, and we completed, the settlement of an action that was pending in the United States District Court for the Southern District of New York whereby the plaintiffs, former restaurant level management employees, alleged that we required general managers and co-managers to reimburse us for cash and certain other shortages sustained by us and thereby lost their status as managerial employees exempt from the overtime compensation provisions of the Fair Labor Standards Act. The settlement resulted in a one-time charge of $3.5 million before tax, or $2.2 million after tax, in fiscal 1998.

         From time to time we are also a party to certain claims and legal proceedings in the ordinary course of business, none of which, in our opinion, would have a material adverse effect on our financial position or results of operations.

                               SBARRO, INC. AND SUBSIDIARIES

9.       Transactions with related parties:

         We are the sole tenant of an administrative office building which is leased from a partnership owned by certain of Sbarro's shareholders.

         For each of the 1999, 1998 and 1997 fiscal years, the annual rent paid pursuant to the sublease was $0.3 million. The annual rent payable pursuant to the sublease is $0.3 million each year for the remainder of the lease term which expires in 2011. In addition, we are obligated to pay real estate taxes, utilities, insurance and certain other expenses for the facility. We believe that our rent is comparable to the rent that would be charged by an unaffiliated third party.

         A member of our Board of  Directors  acts as a  consultant  to us for which he received $0.5 million, $0.1 million and $0.1 million in the 1999, 1998 and 1997 fiscal years, respectively.

10.      Stock options:

         Our Board of Directors adopted, and our shareholders had approved, a 1991 Stock Incentive Plan (the "1991 Plan"), which replaced the Company's 1985 Incentive Stock Option Plan, and a 1993 Non-Employee Director Stock Option Plan (the "1993 Plan"). As part of the going private transaction, all outstanding options and option plans were terminated in exchange for a cash payment equal to the number of shares subject to the stock option multiplied by the excess, if any, of $28.85 over the option's exercise price (Note 2).

         Under the 1991 Plan, we were able to grant, until February 2001, incentive stock options and non-qualified stock options, alone or in tandem with stock appreciation rights ("SARS"), to our employees and consultants. Options and SARs were not able to be granted at exercise prices of less than 100% of the fair market value of our common stock on the date of grant. The Board of Directors and the Board's Committee were empowered to determine, within the limits of the 1991 Plan, the number of shares subject to each option and SAR, the exercise price, and the time period (which may not exceed ten years) and terms under which each may be exercised.

         The 1993 Plan provided for the automatic grant to each non-employee director of an option to purchase 3,750 shares of common stock following each annual shareholders' meeting. Each option had a ten year term and was exercisable in full commencing one year after grant at 100% of the fair market value of our common stock on the date of grant. In each of fiscal 1998, 1997 and 1996, each of the five non-employee directors were granted options to purchase 3,750 shares at $ 24.06, $28.88 and $26.88 per share, respectively. In fiscal 1997, options to purchase an aggregate of 11,250 shares granted to a deceased director were exercised at prices ranging from $21.50 to $23.71.

                            SBARRO, INC. AND SUBSIDIARIES

         A summary of the status of our option plans is presented in the table below:

                                                   1999                 1998                         1997
                                                   ----                 ----                         ----
                                                Weighted-               Weighted-                   Weighted-
                                                 Average                 Average                   Average
                                                Exercise                Exercise                    Exercise
                                            Shares     Price         Shares      Price         Shares      Price
         Options outstanding,
             beginning of period        1,560,432     $25.87       1,638,339     $25.85      934,836       $25.57
         Granted                                -0-      N/A          23,750     $24.22      777,750       $25.96
         Exercised                         (17,337)   $24.58         (84,989)    $25.23      (53,745)      $22.78
         Terminated for cash
             (Note 2)                   (1,391,095)      N/A                                     -               -
         Canceled or expired              (152,000)    $28.83        (16,668)    $25.15     (20,502)       $24.66
                                     ----------------------------------------  ----------------------------------
         Options outstanding,
             end of period                      -0-        N/A     1,560,432     $25.87    1,638,339       $25.85
         Options exercisable,
             end of period                      N/A        N/A       617,515     $25.99      573,880       $26.05

         The foregoing table includes options granted in fiscal 1997 under the 1991 Plan to our Chairman of the Board and President to purchase 100,000 and 150,000 shares at $25.13 and $28.88 per share, respectively, and to our Vice Chairman of the Board and Senior Executive Vice President to purchase 100,000 and 100,000 shares, respectively, at $25.13 per share; options granted in fiscal 1996 to our Chairman of the Board and President and Senior Executive Vice President to purchase 100,000 and 50,000 shares, respectively, at $24.75 per share; and options granted in fiscal 1993 under the 1991 Plan to our Chairman of the Board and President, Vice Chairman of the Board and Senior Executive Vice President and one non-employee director to purchase 120,000, 90,000, 75,000 and 37,500 shares, respectively, at $27.09 per share. Each such option was granted at an exercise price equal to the fair market value of our common stock on the date of grant and was exercisable for 10 years from the date of grant. As part of the going private transaction, those options were terminated in exchange for a cash payment equal to the number of shares subject to the stock option multiplied by the excess, if any, of $28.85 over the option's exercise price (Note 2).

         In addition to the foregoing, in fiscal 1990, shareholders approved options were granted to our Chairman of the Board and President, Vice Chairman of the Board and Senior Executive Vice President to purchase 150,000, 75,000 and 75,000 shares, respectively, at $20.67 per share, the fair market value of our common stock on the date of grant, for a period of 10 years from the date of grant. As part of

                SBARRO, INC. AND SUBSIDIARIES

  10.    Stock options (continued):

         the going private transaction, these options were also terminated in exchange for a cash payment equal to the number of shares subject to the stock option multiplied by the excess, if any, of $28.85 over the option's exercise price (Note 2).

         Sbarro adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized in the accompanying financial statements for the stock option plans. No calculation is presented for fiscal 1999 as a result of the termination of all outstanding options in connection with the going private transaction (Note 2). Had compensation cost for our stock option plans been determined under SFAS No. 123 for the years ended January 3, 1999 and December 28, 1997, our net income would have approximated the pro forma amounts below:

                                               For the Fiscal Years Ended
                                       January 3,          December 28,
                                           1999                    1997
                                           ----                    ----
                                                  (In thousands)
         Net income:
         As Reported                        34,334                36,082
                                            ======                ======
         Pro Forma                          33,770                35,089
                                            ======                ======

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                            1998                      1997
                                            ----                      ----

         Expected life (years)               .5                       1.5
         Interest rate                      5.15%                      5.82%
         Volatility                           31%                        21%
         Dividend yield                     0.00%                      4.00%
         Weighted average fair value
             of options granted           $2.38                     $2.79
                                          =====                     =====

11.      Provision for unit closings:

         In connection with the final disposition of two joint venture units closings recorded in fiscal 1997, we agreed to a special allocation of losses which resulted in an additional $1.0 million charge before tax, or $0.6 million after tax, to earnings in fiscal 1999.

                       SBARRO, INC. AND SUBSIDIARIES

11.      Provision for unit closings (continued):

         A provision for  restaurant  closings of $2.5 million  before tax, or
          $1.6 million after tax, was established in fiscal 1998 relating to the closing of 20 restaurant locations.

         A provision for restaurant closings in the amount of $3.3 million before tax, or $2.0 million after tax, relating to our investment in one of our joint ventures was established in fiscal 1997 for the closing of certain of the joint venture's units.

12.      Dividends:

         In fiscal 1997, we declared quarterly dividends of $.27 per share aggregating $22.1 million or $1.08 per share. Dividends were thereafter suspended pending consideration by the Company of various proposals by certain members of the Sbarro family for the going private transaction (Note 2).

         On March 13, 2000, the Board of Directors declared an $18 million dividend to shareholders (Note 15).

13.      Quarterly financial information (unaudited):

                                                  First             Second             Third         Fourth
                                                 Quarter            Quarter           Quarter         Quarter
                                                                          (In thousands)

         Fiscal year 1999
         Revenues                              $104,451            $81,556             $89,444        $104,013
         Gross profit (a)                        79,390             62,680              68,026          82,548
         Net income (b)                           6,912              6,234               7,563           8,814
                                              ==========         ==========           =========       ==========

         Fiscal year 1998
         Revenues                               $101,883            $78,844            $85,907       $108,598
         Gross profit (a)                         77,463             60,142             65,035         82,322
         Net income (b)                            7,138              5,107              7,081         15,008
                                                   =====              =====              =====         ======

         (a) Gross profit represents the difference between restaurant sales and the cost of food and paper products.
          (b)  See  Notes 8 and 11 for information regarding unusual charges.

                             SBARRO, INC. AND SUBSIDIARIES

14.      Summarized condensed financial information:

         The following tables present condensed summary financial information for Sbarro's subsidiaries that guarantee the parent company's obligations under the Senior Notes and bank credit agreement and exclude the parent company and non-guarantor subsidiaries. The non-guaranteeing subsidiaries represent less than 3% of consolidated pre-tax income and assets on an individual and combined basis. Each of the guaranteeing subsidiaries is our direct or indirect wholly owned subsidiary and each has fully and unconditionally guaranteed the Senior Notes and the bank credit agreement on a joint and several basis. We have determined that presenting separate financial statements and other disclosures concerning each guaranteeing subsidiary is not material to investors. As described in Note 2, we have not completed final purchase price allocations. Accordingly, the condensed summary guarantor subsidiary financial information presented below does not give effect to any final purchase price allocations.

              Condensed Summary Guarantor Subsidiaries Financial Information
                                      Balance Sheet Data

                                    January 2, 2000             January 3, 1999
                                    ---------------             ---------------
                                                (In thousands)
Current assets............... $           6,805                $       7,623
Intercompany receivables.....           172,744                      147,903
                                  ----------------     ---------------------
    Total current assets.....           179,549                      155,526
Property and equipment, net..            82,214                       80,787
Other assets, net............               707                          573
                             ---------------------     ---------------------
                                  $     262,470                $     236,886
                                  ================             =============
Current liabilities..........     $         579                $         453
Intercompany payables-
   - long term...............            19,897                       19,909
Shareholders' equity.........           241,994                      216,524
                             ---------------------     ---------------------
                                  $     262,470                $     236,886
                                  =============                =============

                          SBARRO, INC. AND SUBSIDIARIES

                                    Income Statement Data

                              For the Fiscal Years Ended
                            January 2, 2000  January 3, 1999  December 28, 1997
                             -------------    -------------    -----------------
                                              (In thousands)
Revenues....................  $     189,321    $     187,690   $        178,758
                              =============    =============   ================
Gross profit(a).............  $     149,428    $     146,376   $        140,554
                              =============    =============   ================
Income before cumulative
  effect of change in
  method of accounting(b)...  $      25,470    $      26,935   $         25,663
                              =============    =============   ================
Net income(b)...............  $      25,470    $      26,935   $         25,663
                              =============    =============   ================

(a) Gross profit represents the difference between restaurant sales and the cost of food and paper products. (b) No portion of the cumulative effect of the change in accounting principles pertained to the guaranteeing subsidiaries (Note
         1).

15.      Subsequent events:

         On March 3, 2000, a 100% wholly owned subsidiary of Sbarro obtained a 8.4%, ten year, $16,000,000 mortgage loan that is collateralized by a building which is owned by one of the guaranteeing subsidiaries of our Senior Notes issued in connection with the going private transaction. The loan is being paid based on a thirty year amortization schedule.

         On March 13, 2000, the Board of Directors declared an $18 million dividend to shareholders and granted our Chairman of the Board and President a $2.0 million, 6.45%, two year loan.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




         To Sbarro, Inc.:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Sbarro, Inc. and subsidiaries, included in this filing and have issued our report thereon dated March 13, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                               /s/ Arthur Andersen LLP



         New York, New York
         March 13, 2000

                                                  SCHEDULE II
                                         SBARRO, INC. AND SUBSIDIARIES
                                       VALUATION AND QUALIFYING ACCOUNTS

                                                            (In thousands)

                                                       FOR THE THREE YEARS ENDED
COLUMN A                             COLUMN B               COLUMN C                    COLUMN D           COLUMN E
------ -                             --------               --------------              --------           --------
                                                            ADDITIONS
                                     Balance           Charged         Charged to
                                        at                to              Other                        Balance at
                                     Beginning         Costs and        Accounts       Deductions         End of
Description                          of Period         Expenses         Describe         Describe         Period

January 2, 2000:

Allowance for doubtful
  accounts receivable (1)                $38              $381                                             $419

Accumulated amortization of
 Canadian development rights (5)         493                 13                                             506

Accumulated amortization of
 purchased leasehold rights (5)          181                86                                              267
                                         ----              ----                                           -----
                                        $712            $  480                                           $1,192
                                        =====           =======                                         =======
January 3, 1999:

Allowance for doubtful
 accounts receivable (1)                  $38                                                              $38

Accumulated amortization
 of deferred charges (3)                1,269                                               (1,269) (3)

Accumulated amortization of
 Canadian development rights (5)          481                12                                            493

Accumulated amortization of
 purchased leasehold rights (5)           96                85                                             181
                                          ---             -----                        -----------       ------
                                       $1,884              $97                           $  (1,269)       $712
                                       ======              ====                          ==========       ====
December 28, 1997

Allowance for doubtful
 accounts receivable (1)                  $43                                               ($5) (2)        $38

Accumulated amortization
 of deferred charges (3)                1,436            $1,495                           (1,662) (4)     1,269

Accumulated amortization of
 Canadian development rights (5)          424                57                                             481

Accumulated amortization of
 purchased leasehold rights (5)           943               213                            (1,060) (4)           96
                                          ---           -------                          ---------         --------
                                       $2,846            $1,765                           $(2,727)       $1,884
                                       ======            ======                           ========       ======

(1) Included in accounts receivable
(2) Write off of uncollectible accounts
(3) Amount included in cumulative effect of accounting change for start-up costs
(4) Write-off of fully amortized deferred charges (5) Included in other assets

                                            EXHIBIT INDEX

Exhibit Number                              Description

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

* 3.01(c)         Certificate  of Amendment to the  Company's  Restated
                  Certificate of Incorporation as filed with the Department of State of the State of New York on May 31, 1989. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 23, 1989, File No. 1-8881)

* 3.01(d)         Certificate  of Amendment to the  Company's  Restated
                  Certificate of Incorporation as filed with the Department of State of the State of New York on June 1, 1990. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 22, 1990, File No. 1-8881)

* 3.02 By-Laws of the Company, as amended. (Exhibit 3.1 to the Company's Registration Statement on Form S-4, File No. 333-90817)

*4.01 Indenture dated as of September, 28, 1999 among the Company, the Restricted Subsidiaries of the Company named therein, as guarantors, and Firstar Bank, N.A., including the form of 11% Senior Notes of the Company to be issued upon consummation of the Exchange Offer and the form of Senior Guarantees of the Guarantors. (Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

*4.02 Credit Agreement dated as of September 23, 1999 among the Company, European American Bank, as agent, and the Lenders party thereto (Exhibit 4.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

*10.01            Commack,  New  York  Corporate  Headquarters  Sublease.
                  (Exhibit  10.04 to the  Company's  Registration
                   Statement on Form S-1, File No. 2-9680

+   *10.02        The Company's  Performance  Incentive  Plan.  (Exhibit A to
                  the Company's  Proxy  Statement  dated April 29, 1997,
                  1997, File No. 1-8881)

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

*10.05 Registration Rights Agreement dated as of September 28, 1999 among the Company, the Guarantors named therein and Bear, Stearns & Co. Inc. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

 *10.06 Tax Payment Agreement dated as of September 28, 1999 among the Company, Mario Sbarro, Joseph Sbarro, Joseph Sbarro (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as Trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants (Exhibit 10.6 to t he Company's Registration Statement on Form S-4, File No. 333-90817.

*12.01 Statement of computation of earnings to fixed charges (Exhibit 12.1 to Amendment No. 2 to the Company's Registration Statement on Form S-4, file No. 333-90817).

21.01             List of subsidiaries.

27.01             Financial Data Schedule.


-----------------------------
 * Incorporated by reference to the document indicated.
 + Management contract or compensatory plan.

                            EXHIBIT 21.01



NAME OF SUBSIDIARY                      STATE OF                PERCENTAGE
           (1)(2)                     INCORPORATION              OWNERSHIP


Sbarro of Virginia, Inc.                   Virginia                 100

Sbarro America, Inc.                       New York                 100

      Sbarro's of Texas, Inc.              Texas                     49 (3)

Italian Food Franchising,
    Inc.                                   New York                  100

Corest Management, Inc.                    New York                  100

Franrest Management, Inc.                  New York                  100

Larkfield Equipment Corp.                  New York                  100

Sbarro of Roosevelt Field
    Inc.                                   New York                  100

Melville Advertising
   Agency, Inc.                            New York                  100

401 Broadhollow Realty Corp.               New York                  100


(1) Excludes subsidiaries which, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary (within the meaning of Rule 1-02(v) of Regulation S-X) as of the end of the fiscal year covered by this report.

(2) Indentation indicates the direct parent of an indirect subsidiary.

(3) Sbarro America, Inc. beneficially owns 100% of the outstanding shares of the indicated subsidiary.