Form 10-Q
period 2000-04-23
SBARRO INC
filed 2000-06-07
CIK 766004

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarter ended April 23, 2000         Commission File Number 333-90817



                                  SBARRO, INC.
             (Exact name of registrant as specified in its Charter)


           NEW YORK                                       11-2501939
  (State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
  incorporation or organization)

 401 Broad Hollow Road, Melville, New York                    11747
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:           (631) 715-4100

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No

The Company has been required to file reports since April 24, 2000 but has been required to or has been voluntarily filing reports for more than the past 12 months.

The number of shares of Common Stock of the registrant outstanding as of June 1, 2000 was 7,064,328.

--------------------------------------------------------------------------------









                                  SBARRO, INC.

                                 FORM 10-Q INDEX



PART I.     FINANCIAL INFORMATION                                      PAGES


Consolidated Financial Statements:

         Balance Sheets - April 23, 2000 (unaudited) and
          January 2, 2000. . . . . . . . . . . . . . . . . . . . . . . . 3-4

         Statements of Operations (unaudited) - Sixteen Weeks
          ended April 23, 2000 and April 25, 1999  . . . . . . . . . . . . 5

         Statements of Cash Flows (unaudited) - Sixteen Weeks
           ended April 23, 2000 and April 25, 1999 . . . . . . . . . . . 6-7

         Notes to Unaudited Consolidated Financial Statements
           - April 23, 2000 . . . . . . . . . . . . . . . . . . . . . .  8-20

Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . . . . . . . . . . . . . . . . 21-27


PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .28
            -----------------














                                      Pg. 2

                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      (In thousands except per share data)
                                                              April 23, 2000              January 2, 2000
                                   (unaudited)
Current assets:
     Cash and cash equivalents                                     $15,569                          $33,514
     Restricted cash for untendered shares (Note 2)                    220                              298
     Receivables; net of allowance for doubtful
        accounts of $292 and $419, respectively
       Franchisees                                                   1,245                            1,429
       Taxes                                                         1,924                             -
       Other                                                         3,064                            2,938
                                                              ---------------                --------------

                                                                     6,233                            4,367

     Inventories                                                     3,079                            3,686

     Prepaid expenses                                                3,593                            1,905
                                                              ---------------                 -------------

       Total current assets                                         28,694                           43,770

Property and equipment, net                                        137,012                          137,232

Other assets:

     Excess of purchase price over the cost
        of net assets acquired, net of
        accumulated amortization of
       $4,312 and $2,000, respectively (Note 2)                    218,442                          220,681
     Deferred financing costs, net of
       accumulated amortization of $601
       and $277, respectively (Note 3)                               9,229                            9,553
     Loan receivable from officer (Note 4)                           2,000                                -
     Other assets                                                    6,647                            6,597
                                                                -----------                     -----------
                                                                  $402,024                         $417,833
                                                                ===========                     ===========

                                   (continued)


                                      Pg. 3

                          SBARRO, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                (In thousands except per share data)
                                                              April 23, 2000              January 2, 2000
                                                                 (unaudited)
Current liabilities:
     Amounts due for untendered shares(Note 2)                      $220                               $298
     Accounts payable                                              5,763                              9,673
     Accrued expenses                                             28,418                             32,409
     Accrued interest payable(Note 3)                              3,195                              7,480
     Current portion of mortgage payable                             123                                -
     Income taxes payable(Note 4)                                     -                                 754
                                                                ------------                     ----------

       Total current liabilities                                  37,719                             50,614


Deferred income taxes(Note 5)                                        -                                5,629

Long-term debt, net of original issue
     discount(Note 3)                                            251,427                            251,310

Mortgage payable, net of current
     portion (Note 3)                                             15,877                               -

Shareholders' equity (Note 2):
     Preferred stock, $1 par value; authorized
       1,000,000 shares; none issued                                -                                   -
     Common stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding
       7,064,328 shares at April 23, 2000 and
       January 2, 2000                                                 71                                71
     Additional paid-in capital                                        10                                10
     Retained earnings                                             96,920                           110,199
                                                               -----------                       ----------
                                                                   97,001                           110,280
                                                               -----------                       ----------

                                                                 $402,024                          $417,833
                                                               ===========                      ===========

            See notes to unaudited consolidated financial statements

                                      Pg. 4

                         SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                (In thousands)
                                                                                        For the sixteen weeks ended:
                                                              April 23, 2000                  April 25, 1999
Revenues:
     Restaurant sales                                            $104,299                          $100,354
     Franchise related income                                       2,796                             2,506
     Interest income                                                  455                             1,591
                                                                -----------                   -------------
       Total revenues                                             107,550                           104,451
                                                                -----------                   -------------

Costs and expenses:
     Cost of food and paper products                               20,334                            20,964
     Restaurant operating expenses:
       Payroll and other employee benefits                         29,576                            28,103
       Occupancy and other                                         33,472                            31,868
     Depreciation and amortization                                  9,410                             6,950
     General and administrative                                     7,646                             6,912
     Interest expense (Note 3)                                      9,330                              -
     Other operating income                                        (1,853)                           (1,495)
                                                                ----------                    -------------
       Total costs and expenses                                   107,915                            93,302
                                                                ----------                    -------------

Income (loss) before income taxes                                    (365)                           11,149
Income taxes (benefit) (Notes 4 and 5)                             (5,559)                            4,237
                                                                 ----------                  --------------

Net income                                                     $    5,194                          $  6,912
                                                              =============                  ==============













                                      Pg. 5

                         SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             (In thousands)
                                                                       For the sixteen weeks ended:
                                                              April 23, 2000                   April 25, 1999
Operating activities:

Net income                                                       $   5,194                            $6,912
Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                 9,867                             6,967
       Provision for deferred income taxes                          (5,629)                             (176)
       Changes in operating assets and liabilities:
         Increase in receivables                                    (1,602)                             (194)
         Decrease in inventories                                       607                               237
         Increase in prepaid expenses                               (1,688)                           (2,577)
         Decrease (increase) in other assets                           182                              (135)
         Decrease in accounts payable and accrued
            expenses                                                (7,524)                           (6,124)
         Decrease in accrued interest payable                       (4,285)                             -
         Decrease in income taxes payable                             (754)                           (4,109)
                                                                 ---------------               -------------


Net cash (used in) provided by operating
     activities                                                     (5,632)                              801
                                                                --------------                  -------------

Investing activities:

Purchases of property and equipment                                 (7,453)                           (7,520)
                                                               ---------------                   ------------

Net cash used in investing activities                               (7,453)                           (7,520)
                                                              ----------------                --------------






                                   (continued)


                                      Pg. 6

                    SBARRO, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                                             (In thousands)
                                                                      For the sixteen weeks ended:
                                                              April 23, 2000 April 25, 1999
Financing activities:

Proceeds from mortgage                                                 16,000                             -
Cost of mortgage                                                         (387)                            -
Loan to officer                                                        (2,000)                            -
Proceeds from exercise of stock options                            -                                     47
Distributions to shareholders                                         (18,473)                            -
                                                                 -------------                 ------------

Net cash (used in) provided by financing activities                    (4,860)                           47
                                                           ---------------------                -----------


Decrease in cash and cash equivalents                                 (17,945)                       (6,672)

Cash and cash equivalents at beginning of period                       33,514                       154,909
                                                               --------------                 -------------

Cash and cash equivalents at end of period                            $15,569                      $148,237
                                                                 ============                  ============



Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                          $2,627                          $8,432
                                                                ============                  ==============

Cash paid during the period for interest                           $13,166                     $        -
                                                                =============                 ==============





            See notes to unaudited consolidated financial statements





                                      Pg. 7

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of Sbarro's management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and its subsidiaries at April 23, 2000 and our consolidated results of operations and cash flows for the sixteen weeks ended April 23, 2000 and April 25, 1999 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

         Certain items in the fiscal 1999 financial statements have been reclassified to conform to the fiscal 2000 presentation.

  2.     Going Private Transaction:

         On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of the Sbarro's common stock) became the holders of 100% of our issued and outstanding common stock as a result of a "going private" merger in which (i) a company owned by the members of the Sbarro family merged with and into the company, (ii) our shareholders (other than the members of the Sbarro family and the company owned by them) received the right to receive $28.85 per share in cash in exchange for the approximately 13.5 million shares of our common stock not owned by the members of the Sbarro family, and (iii) all outstanding stock options, including stock options held by the members of the Sbarro family, were terminated in exchange for a cash payment equal to the number of shares subject thereto multiplied by the excess, if any, of $28.85 over the applicable option exercise price. The cost of the merger, including fees and expenses, was funded through the use of substantially all of our cash on hand and the placement of $255.0 million of 11.0% Senior Notes due September 15, 2009 (the "Senior Notes") sold at a price of 98.514% of par to yield 11.25% per annum. The Senior Notes were issued under an Indenture dated September 28, 1999 (the "Indenture"). We also entered into a five year, $30 million unsecured senior revolving bank credit facility under a Credit Agreement dated as of September 23, 1999 (the "Credit Agreement"). The Credit Agreement provides an unsecured senior revolving credit facility which enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30.0 million, including a $10.0 million sublimit for standby letters of credit. Our payment obligations under the Senior Notes and the Credit Agreement are jointly, severally, unconditionally and irrevocably guaranteed by all of our current
         Restricted Subsidiaries (as defined in the Indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries.


                                      Pg. 8

                          SBARRO, INC. AND SUBSIDIARIES
            Notes To Consolidated Financial Statements (continued)

2.       Going Private Transaction (continued):

         As of April 23, 2000, there was $0.2 million remaining on deposit with a third party paying agent for untendered shares to be redeemed as part of the merger consideration. Such amounts are shown as restricted cash and amounts due for untendered shares in the balance sheet. Should any shares remain untendered after one year from September 28, 1999, the related funds are returned to Sbarro to be held until claimed or escheated to the appropriate juristrictions.

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

         Summarized below are the unaudited pro forma results of our operations for the sixteen weeks ended April 25, 1999 as if the merger and related financing had taken place as of the beginning of the 1999 period presented. Adjustments have been made for the amortization of the excess of the purchase price over the cost basis of net assets acquired, interest expense and related changes in income tax expense arising from our election to be taxed under Subchapter S of the Internal Revenue Code (See Note 5).

                                                       Sixteen weeks ended
                                                         April 25, 1999
         Pro Forma:
                  Revenues                                 $102,860
                                                           =========
                  Loss before income taxes                  $(1,922)
                                                       ===============
                  Net loss                                  $(2,077)
                                                       ================

         These pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the merger and related financing taken place at the beginning of the 1999 period presented.

3.       Long-term debt:

         (a) The cost of the merger, including fees and expenses, was funded through the use of substantially all of our cash on hand and the placement of $255 million of 11.0% Senior Notes due September 15, 2009 sold at a price of 98.514% of par to yield 11.25% per annum. The Senior Notes were issued under an Indenture dated September 28, 1999 (the "Indenture").

                                                 Pg. 9

                    SBARRO, INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements (continued)

3.       Long-term debt (continued):

         Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year commencing on March 15, 2000. Our payment obligations under the Senior Notes are jointly, severally, unconditionally and irrevocably guaranteed by all of Sbarro's current Restricted Subsidiaries (as defined in the Indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries. The Senior Notes and the subsidiary guarantees are senior unsecured obligations of Sbarro and the guaranteeing subsidiaries, respectively, ranking pari passu in right of payment to all of our and their respective present and future senior debt, including amounts outstanding under the bank credit agreement. The Indenture permits redemption of the Senior Notes at our option at varying redemption prices and requires us to offer to purchase Senior Notes in the event of a Change of Control and in connection with certain Asset Sales (each as defined). The Indenture contains various convenants for us and our guarantor subsidiaries, including, but not limited to, restrictions on our payment of dividends, stock repurchases, certain investments and other restricted payments, the incurrence of indebtedness and liens on our assets, affiliate transactions, asset sales and mergers.

         In connection with the issuance of the Senior Notes, Sbarro and the guaranteeing subsidiaries offered the holders of the Senior Notes the right to exchange those Senior Notes for 11% Senior Notes due 2009 with the same terms as the existing Senior Notes but which were to be registered under the Securities Act of 1933, as amended. The exchange was completed in April 2000.

         The discount at which the Senior Notes were issued, an aggregate of approximately $3.8 million, is being accreted to the Senior Notes over the original ten-year life of the Senior Notes.

         (b) We entered into a five year, $30 million unsecured senior revolving bank credit facility under a Bank Credit Agreement dated as of September 23, 1999 (the "Credit Agreement") in connection with the going private transaction. The Credit Agreement provides us with an unsecured senior revolving credit facility that enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30 million, including a $10 million sublimit for standby letters of credit. No amounts were outstanding under the credit facility as of April 23, 2000.

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


                                   Pg. 10

                         SBARRO, INC. AND SUBSIDIARIES
                  Notes To Consolidated Financial Statements (continued)

3.       Long-term debt (continued):

         At our option, the interest rates applicable to loans under the bank credit agreement are at either (a) the bank's prime rate (9.50% at June 1, 2000) plus a margin ranging from zero to 0.75% (the margin at May 31, 2000 was .25%) or (b) reserve adjusted LIBOR (6.61% at June 1,
         2000) plus a margin ranging from 1.5% to 2.5% (the margin at May 31, 2000 was 2.00%). In each case, the margin depends upon the ratio of our senior debt (as defined) to our earnings before interest, taxes and depreciation and amortization ("EBITDA"). We have agreed to pay certain fees in connection with the bank credit agreement, including an unused commitment fee at a rate per year that varies from 0.25% of the undrawn amount of the facility to 0.45% of the undrawn amount of the facility per year, depending upon the ratio of our senior debt to EBITDA. The unused commitment fee as of May 31, 2000 was .35% per year.

         The bank credit agreement contains various covenants for us and our guaranteeing subsidiaries, including, but not limited to, restrictions on the payment of dividends, stock repurchases, certain investments and other restricted payments, the incurrence of indebtedness, guarantees, other contingent obligations, and liens on assets, affiliate transactions, asset sales and mergers, consolidations and acquisitions of stock or assets by us and our guaranteeing subsidiaries. The bank credit agreement also contains provisions which, under certain circumstances, prohibit redemptions or repurchases of the Senior Notes, including repurchases that might otherwise be required pursuant to the terms of the Indenture, and imposes certain conditions on our amending or supplementing the Indenture. In addition, we are required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (in each case with the guaranteeing subsidiaries) of at least 2.0 to 1.0 and a ratio of consolidated senior debt to consolidated EBITDA (in each case with the guaranteeing subsidiaries) ranging from 4.5 to 1.0 in 1999 to 3.9 to 1.0 beginning December 29, 2002. We are in compliance with the various covenants contained in the agreement as of April 23, 2000.

         (c) The costs of issuing the Senior Notes and establishing the bank credit agreement, an aggregate of approximately $9.3 million and $0.6 million, respectively, were capitalized as deferred financing costs and are being amortized over the ten and five year lives, respectively, of the Senior Notes and the Credit Agreement. The accretion and amortization will result in an increase in reported interest expense above amounts payable in cash.

         (d) In March 2000, one of our guarantor subsidiaries obtained a $16.0 million 8.4% loan due in 2010 secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The mortgage agreement contains various covenants including a requirement that the guarantor subsidiary maintain a minimum ratio of EBITDA to annual debt service of at least
         1.2 to 1.0.





                                   Pg. 11

                         SBARRO, INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements (continued)

4.       Related party transactions:

(a) On March 13, 2000, our board of directors authorized us to lend our Chairman, President and Chief Executive Officer $2.0 million under a note that is payable on April 4, 2002. The note bears interest at the rate of 6.46% payable annually.

(b)      In April  2000,  we  renewed  the  lease for an  administrative  office building in which we are the sole tenant on the same terms and conditions as our present lease. The annual rent payable under the lease is $0.3 million per year for the remainder of the lease term which expires in 2011. In addition, we are obligated to pay real estate taxes, utilities, insurance and certain other expenses for the facility. The building is leased from Sbarro Enterprises, L.P. whose limited partners are Mario, Joseph, Anthony and Carmela Sbarro.

         (c) In connection with the going private transaction and the related financing, we have entered into a tax payment agreement with our shareholders. The tax payment agreement permits us to make periodic tax distributions to our shareholders in amounts that are intended to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata shares of our taxable income and that income was taxed at the highest applicable federal and New York State marginal income tax rates. We may only make the tax distributions with respect to periods in which we are treated as an S corporation.

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

5.       Income taxes:

         In March 2000 we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, and, where applicable and permitted, under similar state and local income tax provisions, beginning January 3, 2000. With certain limited exceptions, we will not pay federal, state and local income taxes for periods for which we are treated as an S corporation.

                                      Pg. 12

                          SBARRO, INC. AND SUBSIDIARIES
           Notes To Consolidated Financial Statements (continued)

5.       Income taxes (continued):

         Rather, our shareholders will include their pro-rata share of our taxable income on their individual income tax returns and thus will be required to pay taxes on their respective shares of our taxable income, whether or not it is distributed to them. For the sixteen weeks ended April 23, 2000, we made tax distributions of $0.5 million in accordance with the tax payment distribution agreement. (See Note 4).

         In accordance with SFAS No. 109 "Accounting for Income Taxes", we reversed our deferred tax accruals upon our conversion to S corporation status. This resulted in a credit to income taxes of $5.6 million.

6.       Comprehensive income:

         The Company's operations did not give rise to any items includible in comprehensive income which were not already included in net income for either of the sixteen week periods ended April 23, 2000 and April 25, 1999.

7.       Contingencies:

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

         On November 17, 1999, an action entitled Shan Wanli, Basem Tawill, Abdul Hamid v. Sbarro, Inc. was filed in the Superior Court of the State of Washington for King County. The plaintiffs allege that they served as store managers, general managers, assistant managers or co-managers in our restaurants in the State of Washington at various times since November 17, 1996 and that, in connection with their employment, we violated the overtime pay provisions of the State of Washington's Minimum Wage Act by treating them as overtime exempt employees, breached alleged employment agreements and statutory provisions by failing to record and pay for hours



                                     Pg. 13

                          SBARRO, INC. AND SUBSIDIARIES
              Notes To Consolidated Financial Statements (continued)

7.       Contingencies (continued):

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

         On December 20, 1999, Antonio Garcia and eleven other current and former general managers of Sbarro restaurants in California amended a complaint filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiffs' counsel has stated that he is in contact with the plaintiffs' counsel in the Wanli case and that he may attempt to file a class action based upon alleged violations of the Fair Labor Standards Act. We believe that we have substantial defenses to the claims and intend to vigorously defend this action.

         From time to time, we are a party to certain claims and legal proceedings in the ordinary course of business, none of which, in our opinion, would have a material adverse effect on our financial position or results of operations.

8.       Guarantor and non-guarantor financial statements:

         Certain subsidiaries have guaranteed amounts outstanding under the Senior Notes and Credit Agreement such debt arrangements. Each of the guaranteeing subsidiaries is our direct or indirect wholly owned subsidiary and each has fully and unconditionally guaranteed the Senior Notes and the bank credit agreement on a joint and several basis. As described in Note 2, we have not completed final purchase price allocations. Accordingly, the condensed summary financial statements presented below does not give effect to any final purchase price allocations.

         The following condensed consolidating financial information presents:

(1) Condensed consolidating statements of operations and cash flows for the fiscal quarters ended April 23, 2000 and April 25, 1999 and balance sheets as of April 23, 2000 and January 2, 2000 of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) the Company on a consolidated basis, and



                                        Pg. 14

                          SBARRO, INC. AND SUBSIDIARIES
            Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

(2) Elimination entries necessary to consolidate Sbarro, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

         The principal elimination entries eliminate intercompany balances and transactions.


                                                Condensed Consolidating Statement of Operations
                                                   For the Sixteen Weeks Ended April 23, 2000

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Revenues:
     Restaurant sales             $46,196             $52,823             $5,280           $    -               $104,299
Franchise related income            2,796                   -                  -                -                  2,796
     Intercompany charges               -               4,682                  -           (4,682)                     -
     Interest income                  972                   -                  -             (517)                   455
                                  -------         -----------        -----------         ---------        --------------
       Total revenues              49,964              57,505              5,280           (5,199)              107,550
                                   ------              ------            -------         ---------              --------

Costs and expenses:
     Cost of food and paper
       products                     8,237              10,660              1,437                -                 20,334
     Restaurant operating
        expenses:
       Payroll and other
         employee benefits         12,190              15,396              1,990                -                 29,576
Occupancy and other                16,634              15,429              1,409                -                 33,472
     Depreciation and
        amortization                5,461               3,728                221                -                  9,410
     General and administrative     2,702               4,611                333                -                  7,646
     Intercompany charges           4,682                   -                  -           (4,682)                     -
     Interest expense               9,194                 105                517             (517)                 9,330
     Other operating income        (1,176)               (677)                 -                -                  1,853
                                  --------           ---------         ---------        ---------              ---------
       Total costs and expenses    57,924              49,252              5,938           (5,199)               107,915
                                  -------             -------              -----            -----                -------

Income (loss) before
     income taxes                  (7,960)              8,253               (658)               -                   (365)
Income taxes (benefit)             (5,815)                278                (22)               -                 (5,559)
                               -----------            -------              ------        --------               ---------

Net income (loss)                 $(2,145)             $7,975              $(636)         $     -                 $5,194
                                  ========             ======              ======        ========                ========












                                                                     Pg. 15

                                       SBARRO, INC. AND SUBSIDIARIES
                         Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                           Condensed Consolidating Statement of Operations
                              For the Sixteen Weeks Ended April 25, 1999

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Revenues:
     Restaurant sales             $44,432             $52,158             $3,764            $    -              $100,354
Franchise related income            2,506                   -                  -                 -                 2,506
     Intercompany charges               -               5,495                  -           (5,495)                      -
     Interest income                1,591                   -                  -               -                   1,591
                                  -------          ----------          ---------       ----------              ---------
       Total revenues              48,529              57,653              3,764           (5,495)               104,451


Costs and expenses:
     Cost of food and paper
       products                     8,564              11,432                968                -                 20,964

     Restaurant operating
        expenses:
       Payroll and other
         employee benefits         11,496              15,313              1,294                -                 28,103
       Occupancy and other         15,075              15,779              1,014                -                 31,868
     Depreciation and
        amortization                3,287               3,485                178                -                  6,950
     General and administrative     3,132               3,802                155             (177)                 6,912
     Intercompany charges           5,495                   -                  -           (5,495)                     -
     Other operating income        (1,397)              (359)                 84              177                 (1,495)
                                  --------            -------            -------         --------                 -------
       Total costs and expenses    45,652              49,452              3,693           (5,495)                 93,302
                                  -------             -------             ------           -------                -------

Income  before
     income taxes                   2,877               8,201                 71                -                  11,149
Income taxes                        1,093               3,116                 28                -                   4,237
                                    -----               -----              -----         --------                 -------

Net income                         $1,784              $5,085                $43          $     -                  $6,912
                                   ======              ======                ===         ========                  ======





















                                     Pg. 16

                          SBARRO, INC. AND SUBSIDIARIES
                       Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                      Condensed Consolidating Balance Sheet
                              As of April 23, 2000

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total

Cash and cash equivalents         $11,384              $3,669               $516       $       -                $15,569
Restricted cash for untendered
     shares                           220                   -                  -                -                    220
Receivables                         5,041               1,043                149                -                  6,233
Inventories                         1,350               1,568                161                -                  3,079
Prepaid expenses and other          2,674                 733                186                -                 3,593
                                  -------              ------             ------           ------                 ------
     Total current assets          20,669               7,013              1,012                -                 28,694
Intercompany receivables                -             179,133                  -        (179,133)                      -
Investment in subsidiaries         66,237                   -                  -         (66,237)                      -
Net property, plant and
     equipment                     46,537              81,793              8,682                -                137,012
Intercompany  receivables
     - long term                    3,389                   -                  -          (3,389)                      -
Goodwill and other assets         248,099               1,048                915         (13,744)                236,318
                                 --------          ----------          ---------      -----------               --------
     Total assets                $384,931            $268,987            $10,609       $(262,503)               $402,024
                                 ========            ========            =======       ==========               ========

Amounts due for untendered
     shares                          $220             $     -             $    -          $     -                   $220
Accounts payable and accrued
     expenses                      30,779                 566              2,836                -                 34,181
Accrued interest                    3,195                   -                  -                -                  3,195
Current portion of mortgage
     payable                            -                 123                  -                -                    123
                               ----------                 ---          ---------         --------               --------
     Total current liabilities     34,194                 689              2,836                -                 37,719

Intercompany payables             179,133                   -             11,974         (191,107)                     -
Long-term debt, net of
     current portion              251,427              15,877                  -                -                267,304
Intercompany payables -
     long term                          -               3,389                  -           (3,389)                     -
Common stock                           71                   -                  -                -                     71
Additional paid-in capital             10              66,237              1,770          (68,007)                    10
Retained earnings (deficit)       (79,904)            182,795             (5,971)               -                 96,920
                                  --------            -------             -------   -------------                 ------
     Total stockholders' equity
       (deficiency)               (79,823)            249,032             (4,201)         (68,007)                97,001
                                  --------            -------              -----          --------                ------
     Total liabilities and
       stockholders equity       $384,931            $268,987            $10,609        $(262,503)              $402,024
                                 ========            ========            =======        ==========              ========











                                     Pg. 17

                                       SBARRO, INC. AND SUBSIDIARIES
                      Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):


                      Condensed Consolidating Balance Sheet
                              As of January 2, 2000

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total

Cash and cash equivalents         $27,853              $4,391             $1,270           $    -                $33,514
Restricted cash for untendered
     shares                           298                   -                  -                -                    298
Receivables                         3,485                 829                 53                -                  4,367
Inventories                         1,594               1,963                129                -                  3,686
Prepaid expenses and other          2,234               (378)                 49                -                  1,905
                                  -------               -----            -------            -----                -------
     Total current assets          35,464               6,805              1,501                -                 43,770
Intercompany receivables                -             172,769                  -         (172,769)                     -
Investment in subsidiaries         66,237                   -                  -          (66,237)                     -
Net property, plant and
     equipment                     47,568              82,215              7,449                -                137,232
Intercompany receivables
     - long term                   19,897                   -                  -         (19,897)                      -
Goodwill and other assets         247,180                 706              1,433         (12,488)                236,831
                                ---------         -----------            -------      -----------              ---------
     Total assets                $416,346            $262,495            $10,383       $(271,391)               $417,833
                                 ========            ========            =======       ==========               ========

Amounts due for untendered
     shares                          $298               $   -              $   -            $   -                   $298
Accounts payable and accrued
     expenses                      38,587                 759              2,736                -                 42,082
Accrued interest                    7,480                   -                  -                -                  7,480
Income taxes                          986               (180)               (52)                -                    754
                                  -------               -----               ----          -------                -------
     Total current liabilities     47,351                 579              2,684                -                 50,614

Intercompany payables             172,769                   -             10,718        (183,487)                      -
Long-term debt, net of
     current portion              251,310                   -                  -                -                251,310
Deferred income taxes               5,629                   -                  -                -                  5,629
Intercompany payables
     - long term                        -              19,897                  -         (19,897)                      -
Common stock                           71                   -                  -                -                     71
Additional paid-in capital             10              66,237              1,770         (68,007)                     10
Retained earnings (deficit)      (60,794)             175,782             (4,789)               -                110,199
                                 --------             -------             -------   -------------                -------
     Total stockholders' equity
       (deficiency)              (60,713)             242,019             (3,019)        (68,007)                110,280
                                 --------             -------             -------        --------                -------
     Total liabilities and
       stockholders equity       $416,346            $262,495            $10,383       $(271,391)               $417,833
                                 ========            ========            =======       ==========               ========







                                     Pg. 18

                          SBARRO, INC. AND SUBSIDIARIES
               Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                 Condensed Consolidating Statement of Cash Flows
                   For the Sixteen Weeks ended April 23, 2000

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Operating activities:
Net income (loss)                 $(2,145)             $7,975              $(636)           $   -                 $5,194
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization  5,913               3,716                238                -                  9,867
     Deferred taxes                (5,629)                  -                  -                -                 (5,629)
     Changes in operating assets
      and liabilities:
      Increase in receivables      (1,293)               (213)               (96)               -                 (1,602)
      Decrease (increase) in inventories244               396                (33)               -                    607
      Increase in prepaid expenses   (441)             (1,110)              (137)               -                 (1,688)
      Increase (decrease) in
        other assets                 (967)                (64)               (43)           1,256                    182
      (Decrease) increase in accounts
         payable and accrued expenses(7,704)               78                102                -                 (7,524)
      Decrease in accrued
        interest payable           (4,285)                  -                  -                -                 (4,285)
      (Decrease) increase in
        income taxes payable         (986)                180                52                 -                   (754)
                                   -------            -------             ------         --------                 -------
Net cash (used in) provided by
   operating activities           (17,293)             10,958               (553)           1,256                 (5,632)
                                  --------             ------             -------           -----                 -------

Investing activities:
Purchases of property and
   equipment                       (2,462)             (3,534)            (1,457)               -                 (7,453)
                                   -------             -------            -------      ----------                 -------
Net cash used in investing
   activities                      (2,462)             (3,534)            (1,457)               -                 (7,453)
                                   -------             -------            -------      ----------                 -------

Financing activities:
Proceeds from mortgage                  -              16,000                  -                -                 16,000
Cost of mortgage                        -                (387)                 -                -                   (387)
Loan to executive officer          (2,000)                  -                  -                -                 (2,000)
Cash dividends paid               (18,473)                  -                  -                -                (18,473)
Intercompany balances             23,759              (23,759)             1,256           (1,256)                   -
                                 --------             --------             -----           -------          ------------
Net cash (used in) provided
   by financing activities          3,286              (8,146)             1,256           (1,256)                (4,860)
                                  -------            ---------             -----           -------                -------

Decrease in cash and cash
   equivalents                    (16,469)               (722)              (754)               -                (17,945)
Cash and cash equivalents
   at beginning of period          27,853               4,391              1,270                -                 33,514
                                  -------              ------              -----         --------                -------
Cash and cash equivalents
   at end of period               $11,384              $3,669               $516         $      -                $15,569
                                  =======              ======               ====         ========                =======

Supplemental disclosure of cash flow information:
Cash paid during the period
   for income taxes                $2,388                $239           $     -         $      -                   $2,627
                                  =======                ====           ========        =========       ================
Cash paid during the period
   for interest                   $13,033                $105                $28       $       -                 $13,166
                                  =======                ====              =====       ==========                =======

                                     Pg. 19

                                    SBARRO, INC. AND SUBSIDIARIES
                     Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                 Condensed Consolidating Statement of Cash Flows
                   For the Sixteen Weeks ended April 25, 1999

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Operating activities:
Net income                         $1,784              $5,085                $43           $    -                 $6,912
Adjustments to reconcile net
   income to net cash provided by
   operating activities:
     Depreciation and amortization  3,037               3,735                195                -                  6,967
     Provision for deferred income
      taxes                          (176)                  -                  -                -                   (176)
     Changes in operating assets
      and liabilities:
      (Increase) decrease in
        receivables                  (147)                (49)                 2                -                   (194)
      Decrease in inventories          58                 154                 25                -                    237
      Increase in prepaid expenses (1,439)             (1,107)               (31)               -                 (2,577)
      (Increase) decrease in
        other assets                  (69)                 41                 (3)            (104)                  (135)
      Decrease in accounts payable
        and accrued expenses       (5,564)               (540)               (20)               -                 (6,124)
      Decrease in income taxes
        payable                    (4,099)                (11)                 1                -                 (4,109)
                                   -------             -------             -----          -------                 -------
Net cash (used in) provided by
   operating activities            (6,615)              7,308                212             (104)                    801
                                   -------              -----                ---             -----                -------

Investing activities:
Purchases of property and
   equipment                       (5,365)             (1,965)              (190)               -                 (7,520)
                                   -------             -------              -----         -------                 -------
Net cash used in investing
   activities                      (5,365)             (1,965)              (190)               -                 (7,520)
                                   -------             -------              -----         -------                 -------

Financing activities:
Proceeds from exercise of
   stock options                       47                   -                  -                -                     47
Intercompany balances               8,448              (8,448)              (104)             104                      -
                                    -----              -------              -----             ---                -------
Net cash (used in) provided
   by financing activities          8,495              (8,448)              (104)             104                     47
                                    -----              -------              -----             ---                     --

Decrease in cash and cash
   equivalents                     (3,485)             (3,105)              (82)                -                 (6,672)
Cash and cash equivalents
   at beginning of period         148,134               6,268                507                -                154,909
                                  -------               -----                ---          -------                -------
Cash and cash equivalents
   at end of period              $144,649              $3,163               $425          $     -               $148,237
                                 ========              ======               ====         ========               ========

Supplemental disclosure of cash flow information:
Cash paid during the period
   for income taxes                $7,911                $521             $    -           $    -                 $8,432
                                   ======                ====             ======           ======                 ======






                                     Pg. 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our fiscal year ends on the Sunday nearest to December 31. Fiscal 2000 and fiscal 1999 each contain 52 weeks.

The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:

                                                16 Weeks          16 Weeks
                                                  Ended             Ended                           Fiscal Year
                                                  04/23/00         04/25/99                  1999              1998
                                                  --------         --------                  ----              ----
Company-owned restaurants (1):
   Opened during period                               5                 7                  24                   25
   Acquired from (sold to)
     franchisees during period-net                    -                -                    (1)                  1
   Closed during period                              (4)               (2)                  (9)                (20)
                                                  ------            ------                ------             ------
   Open at end of period                            639               635                  638                 624

Franchised restaurants:
   Opened during period                               6                13                   49                  43
   Purchased from (sold to)
     Company during period-net                        -               -                      1                  (1)
   Closed or terminated during period                (7)               (6)                 (32)                (13)
                                                  ------            ------                 -----              -----
   Open at end of period                            285                275                 286                 268

All restaurants:
   Opened during period                              11                 20                  73                  68
   Closed or terminated during period               (11)                (8)                (41)                (33)
                                                    -----            ------                 -----              -----
   Open at end of period                            924                904                 924                 892

Kiosks (all franchised) open at
   end of period                                     4                  8                    4                   8


(1) Excludes 28, 20, 26 and 19 new concept units as of April 23, 2000, April 16, 1999, fiscal 1999 and fiscal 1998, respectively.





                                     Pg. 21

Our business is subject to seasonal fluctuations, and the effect of weather and economic conditions. Earnings have been highest in our fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. While the fourth fiscal quarter normally accounts for approximately 40% of operating income for the year, the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter result in fluctuations in fourth quarter financial results from year to year.

The going private transaction and certain other transactions described in Notes 2, 3, 4 and 5 of the Notes to the Consolidated Financial Statements have affected the comparability of the interest income, depreciation and amortization, interest expense and income tax line items in our consolidated statements of operations for the sixteen weeks ended April 23, 2000 as compared to the comparable period in fiscal 1999 (see below).

Our consolidated EBITDA for the sixteen weeks ended April 23, 2000 was $17.9 million and our EBITDA margin was 16.7%, compared to $16.5 million and 16.0%, respectively, for the sixteen weeks ended April 25, 1999. EBITDA represents earnings before cumulative effect of change in accounting method, interest income, interest expense, taxes, depreciation and amortization. EBITDA margin represents EBITDA divided by the sum of restaurant sales and franchise related income. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Rather, EBITDA is presented because it is a widely accepted supplemental financial measure, and we believe that it provides relevant and useful information. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

Restaurant sales from Sbarro-owned units and consolidated new concept joint venture units increased 3.9% to $104.3 million for the sixteen weeks ended April 23, 2000 from $100.4 million in the sixteen weeks ended April 25, 1999. Sales from new concept units contributed $1.5 million of the total increase. The increase resulted primarily from a higher number of units in operation in the current fiscal year than the comparable period in 1999 and selective menu price increases of approximately 2.8% at Sbarro units which became effective in September 1999. Comparable Sbarro unit sales increased .5% in the first sixteen weeks of fiscal 2000 compared to the sixteen week period of the 1999 fiscal year. Comparable Sbarro unit sales were negatively affected by the timing of the Easter week holiday which occurred in the second fiscal quarter of 2000 and the first fiscal quarter of 1999. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal period.

Franchise related income increased 11.6% to $2.8 million for the sixteen weeks ended April 23, 2000 from $2.5 million in the sixteen week period ended April 25, 1999. The increases resulted primarily from greater continuing royalties due to a higher number of franchise units in operation in the current sixteen week period than in the comparable 1999 period and higher area develop-

                                     Pg. 22
ment and initial franchise fees in first quarter of fiscal 2000 than the first quarter of fiscal 1999. During the quarter, we entered into area development agreements in specific domestic and international venues and markets with two major food service operators. We believe these agreements will increase the rate of growth in our franchise operations.

Interest income was approximately $0.5 million for the sixteen weeks ended April 23, 2000 compared to $1.6 million in the sixteen week period ended April 25, 1999. As discussed elsewhere in this report, we used substantially all of our available cash in order to fund the going private transaction. Therefore, we had a substantial reduction in our interest income for the first quarter of fiscal 2000. We will not realize the level of interest income as we have in the past unless and until we rebuild our cash position.

Cost of food and paper products as a percentage of restaurant sales improved to 19.5% for the sixteen weeks ended April 23, 2000 compared to 20.9% for the comparable 1999 fiscal period. This improvement was primarily due to lower average cheese prices during the first quarter of fiscal 2000 and the impact of the menu price increases described above.

Restaurant operating expenses - payroll and other employee benefits increased to 28.4% of restaurant sales in the sixteen weeks ended April 23, 2000 from 28.0% of restaurant sales in the sixteen weeks ended April 25, 1999. This increase was primarily due to the tight labor market, resulting in pressures on wages and salaries and associated increases in amounts paid for payroll taxes.

Restaurant operating expenses - occupancy and other expenses increased to 32.1% of restaurant sales in the sixteen weeks ended April 23, 2000 from 31.8% in the sixteen weeks ended April 25, 1999. The increase was attributable principally to increases in rent and other occupancy related costs.

Depreciation and amortization expense increased by $2.5 million in the sixteen weeks ended April 23, 2000 over the sixteen week period ended April 25, 1999 primarily as a result of the amortization of the excess of the purchase price over the cost of net assets acquired in connection with the completion of the going private transaction on September 28, 1999.

General and administrative expenses were $7.6 million, or 7.1% of total revenues, for the sixteen weeks ended April 23, 2000, compared to $6.9 million, or 6.6% of total revenues, for the sixteen weeks ended April 25, 1999. The increase was primarily due to higher payroll costs due to the tight labor market, expanding joint venture operations, higher litigation costs and increases in various field training and human resource functions.

Interest expense of $9.3 million in the first fiscal quarter of 2000 was recorded for the Senior Notes, mortgage and unused credit line fees. Of this amount, $0.4 million represented non-cash charges for the accretion of original issue discounts and the amortization of deferred financing costs.

Other income increased by $0.4 million to $1.9 million for the first fiscal quarter of 2000
                                     Pg. 23
primarily as a result of income, net of expenses, generated from the leasing of substantially all of our corporate headquarters building not occupied by Sbarro to third parties and an increase in equity earnings of new concept joint ventures accounted for under the equity method of accounting.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. As required by SFAS No. 109, "Accounting for Income Taxes", we recognized a $5.6 million credit associated with the reversal of our deferred tax liabilities upon conversion to S corporation status. Under the provisions of Subchapter S, substantially all taxes on our income are now paid by our shareholders rather than us. Our tax expense for the first quarter of fiscal 2000 included $.07 million for taxes owed to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income.

Liquidity and Capital Resources

We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in our joint ventures through cash generated from operations. Substantially all of our cash was used to complete the going private transaction. As a result, at April 23, 2000 we had unrestricted cash and cash equivalents of $15.6 million and a working capital deficit of $9.0 million.

As part of the going private transaction, we issued the senior notes and entered into a $30.0 million bank Credit Agreement. We have $27.5 million of undrawn availability under the Credit Agreement, net of outstanding letters of credit and guarantees of reimbursement obligations currently aggregating approximately $2.5 million. In March and April 2000 we obtained a $16.0 million 8.4% mortgage loan on our corporate headquarters building, distributed an $18.0 million dividend to our shareholders, loaned $2 million to our Chairman and CEO and made $0.5 million of tax distributions as discussed below.

Net cash used in operating activities was $5.6 million for the sixteen weeks ended April 23, 2000 compared to $0.8 million generated during the sixteen weeks ended April 25, 1999. Cash flow from operations decreased by $6.4 million primarily due to the decrease in net income of $1.7 million and a decrease in deferred taxes of $5.5 million offset by increased depreciation and amortization of $2.9 million and a $2.2 million net decrease in operating assets and liabilities. The net decrease in operating assets and liabilities in the comparable sixteen week periods of 2000 and 1999 resulted principally from a decrease in accrued interest payable of $4.3 million, a $1.4 million reduction in accounts payable and accrued expenses as compared to the respective prior year end balances and a $2.7 million increase in taxes receivable and decrease in income taxes payable from the prior year period as a result of our election of Subchapter S status in March 2000 (see below).

Net cash used in investing activities primarily relates to capital expenditures, including investments made by our joint ventures. Net cash used in investing activities was $7.5 million for the sixteen weeks ended April 23, 2000 and April 25, 1999.

                                     Pg. 24

Net cash used in financing activities was $4.9 million for the sixteen weeks ended April 23, 2000. This primarily resulted from cash dividends of $18.0 million and tax distributions of $0.5 million (see below) to our shareholders and a $2.0 million loan to our Chairman and CEO offset by $15.6 million of net proceeds from a loan secured by a mortgage on our corporate headquarters.

As a result of the going private transaction, we used substantially all of our cash on hand and incurred approximately $255.0 million of debt. We will incur annual cash interest expense of approximately $29.7 million under the senior notes and mortgage loan and may incur additional interest expense for borrowings under our Credit Agreement. In addition to debt service, we expect our other liquidity needs will relate to capital expenditures, working capital, investments in joint ventures, distributions to shareholders as permitted under the Indenture and Credit Agreement and general corporate purposes. We expect our primary sources of liquidity to meet these needs will be cash flow from operations and availability under our Credit Agreement.

We believe that aggregate restaurant capital expenditures and our investments in joint ventures during the next twelve months will be moderately higher than levels in recent fiscal years.

In March 2000, we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income will be paid by our shareholders. We and our shareholders will have a tax liability of approximately 50% of our taxable income. This tax rate is higher than our historical effective tax rate due to (i) differences in tax rates between individual and corporate taxpayers, (ii) the timing differences previously accounted for as deferred taxes in our financial statements (which deferred taxes were eliminated upon our conversion to S corporation status) and (iii) the effect of double taxation in those state and local jurisdictions that do not recognize S corporation status. The indenture and credit facility permit distributions to shareholders for taxes on our earnings and we made tax distributions of $0.5 million in the sixteen weeks ended April 23, 2000.

Historically we have paid dividends on our common stock to our shareholders. On March 13, 2000 our Board of Directors declared a dividend of $18.0 million. We expect that our Board of Directors will from time to time elect to pay dividends to our shareholders in amounts that will be based upon a number of factors, including our working capital needs, operating performance, debt service obligations and capital expenditure requirements. Distributions are subject to the provisions of the Indenture and Credit Agreement.

We do not have any principal repayment obligations under the notes or our credit agreement for ten and five years, respectively. We believe that cash flow from operations and funds available under our credit facility will be sufficient to meet our liquidity needs.





                                     Pg. 25

Forward Looking Statements

This report (and other reports and statements issued by us and our officers from time to time) contains certain forward-looking statements about our financial condition, results of operations, future prospects and business. These statements appear in a number of places in the report and include statements regarding our intent, belief, expectation, strategies or projections at that time. These statements generally contain words such as "may", "should", "seeks", "believes", "expects", "intends", "plans", "estimates", "projects", "strategy" and similar expressions or the negative of those words.

Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to, general economic, weather and business conditions; the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms; changes in consumer tastes; changes in population and traffic patterns; the ability to continue to attract franchisees; the success of our present, and any future, joint ventures and other expansion opportunities; the availability of food (particularly cheese and tomatoes) and paper products at reasonable prices; no material increase occurring in the Federal minimum wage; the loss of services of members of our senior management team; our ability to attract competent restaurant and executive managerial personnel; competition; government regulations; our ability to generate sufficient cash flow to make interest payments and principal under our senior notes and credit agreement; the effects which restrictions imposed on us under our senior notes indenture and credit agreement may have on our ability to operate our business; and our ability to repurchase senior notes to the extent required and make repayments under our credit agreement to the extent required in the event we make certain asset sales or experience a change of control.

Because forward-looking statements are subject to risks and uncertainties, you are cautioned not to place undue reliance on these statements, which speak only as of the date of the report.

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








                                     Pg. 26

Item 3.           Qualitative and Quantitative Disclosures of Market Risk

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


























                                     Pg. 27

                           PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits:
         No.               Description

         27                Financial Data Schedule



(b)      Reports on Form 8-K.

No Current Reports on Form 8-K were filed by the Company during the period covered by this report.
























                                     Pg. 28

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SBARRO, INC.
                                           Registrant


Date:    June  6, 2000   By:   /s/MARIO SBARRO
        ----------------      --------------------------------------------
                              Mario Sbarro
                              Chairman of the Board and President (Principal
                              Executive Officer)



Date:    June  6, 2000   By:  /s/ROBERT G. ROONEY
        ----------------      --------------------------------------------
                              Robert G. Rooney
                              Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)



Date:    June 6, 2000    By:   /s/STEVEN B. GRAHAM
        ----------------       -------------------------------------------
                              Steven B. Graham
                              Vice President and Controller (Principal
                              Accounting Officer)












                                     Pg. 29







                                  EXHIBIT INDEX



Exhibit Number                      Description

         27                                 Financial Data Schedule