Form 10-Q
period 2000-07-16
SBARRO INC
filed 2000-08-30
CIK 766004

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the quarter ended July 16, 2000          Commission File Number 333-90817



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

The number of shares of Common Stock of the registrant outstanding as of August 15, 2000 was 7,064,328.

--------------------------------------------------------------------------------

                                  SBARRO, INC.

                                 FORM 10-Q INDEX



PART I.     FINANCIAL INFORMATION                                  PAGES


Consolidated Financial Statements:

         Balance Sheets - July 16, 2000 (unaudited) and
               January 2, 2000. . . . . . . . . . . . . . . . . . . . . 3-4

         Statements of Operations  (unaudited) -  Twenty-eight
               Weeks ended July 16, 2000 and July 18, 1999 and
               Twelve Weeks ended July 16, 2000 and July 18, 1999 . . . 5-6

         Statements of Cash Flows (unaudited) - Twenty-eight
               Weeks ended July 16,2000 and July 18, 1999 . . . . . . . 7-8

         Notes to Unaudited Consolidated Financial Statements
                - July 16, 2000  . . . . . . . . . . . . . . . . . . . .9-21

Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . 22-28


PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .29
            -----------------
















                                      Pg. 2

                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  (In thousands except share data)
                                                              July 16, 2000               January 2, 2000
                                                              -------------               ---------------
                                   (unaudited)
Current assets:
     Cash and cash equivalents                                     $19,207                          $33,514
     Restricted cash for untendered shares (Note 2)                    195                              298
     Receivables; net of allowance for doubtful
        accounts of $138 and $419, respectively
       Franchisees                                                    1,341                           1,429
       Taxes                                                         1,174                                -
       Other                                                         4,007                            2,938
                                                             ----------------                --------------

                                                                      6,522                           4,367

     Inventories                                                       2,891                          3,686

     Prepaid expenses                                                  3,450                          1,905
                                                             ----------------                 -------------

       Total current assets                                          32,265                          43,770

Property and equipment, net                                         139,323                         137,232

Other assets:

     Excess of purchase price over the cost
        of net assets acquired, net of
        accumulated amortization of
       $6,047 and $2,000, respectively (Note 2)                     216,720                         220,681
     Deferred financing costs, net of
       accumulated amortization of $843
       and $277, respectively (Note 2)                                8,987                           9,553
     Loan receivable from officer (Note 4)                            2,000                               -
     Other assets                                                     5,932                           6,597
                                                            ---------------                   -------------
                                                                   $405,227                        $417,833
                                                               ============                     ===========

                                   (continued)


                                      Pg. 3

                          SBARRO, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                   (In thousands except share data)
                                                              July 16, 2000               January 2, 2000
                                                              -------------               ---------------
                                   (unaudited)
Current liabilities:
     Amounts due for untendered shares (Note 2)                        $195                            $298
     Accounts payable                                                 6,464                           9,673
     Accrued expenses                                                 26,003                         32,409
     Accrued interest payable (Note 2 and 3)                         9,740                            7,480
     Current portion of mortgage payable                               116                                -
     Income taxes payable (Note 5)                                       -                              754
                                                                 ----------------            --------------

       Total current liabilities                                     42,518                          50,614


Deferred income taxes (Note 5)                                   -                                    5,629

Long-term debt, net of original issue
     discount (Note 2)                                              251,515                         251,310

Mortgage payable, net of current
     portion (Note 3)                                               15,854                                -

Shareholders' equity (Note 2):
     Preferred stock, $1 par value; authorized
       1,000,000 shares; none issued                                        -                             -
     Common stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding
       7,064,328 shares at July 16, 2000 and
       January 2, 2000                                                  71                                71
     Additional paid-in capital                                         10                                10
     Retained earnings                                              95,259                           110,199
                                                                 ---------------               ------------
                                                                    95,340                           110,280
                                                              ---------------                  ------------

                                                                  $405,227                          $417,833
                                                                =============                  ============

            See notes to unaudited consolidated financial statements

                                      Pg. 4

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                (In thousands)
                                                                 For the twenty-eight weeks ended:
                                                              July 16, 2000July 18, 1999
Revenues:
     Restaurant sales                                         $  185,664                           $179,051
     Franchise related income                                      6,581                              4,332
     Interest income                                                 635                              2,624
                                                             ----------------               ---------------
       Total revenues                                            192,880                            186,007
                                                                -------------                 -------------

Costs and expenses:
     Cost of food and paper products                                 36,290                          36,981
     Restaurant operating expenses:
       Payroll and other employee benefits                           52,296                          49,575
       Occupancy and other                                           59,032                          56,124
     Depreciation and amortization                                   16,516                          12,261
     General and administrative                                      13,863                          12,442
     Interest expense (Note 3)                                       16,585                               -
     Other operating income                                          (2,934)                         (2,579)
                                                                --------------                --------------
       Total costs and expenses                                     191,648                         164,804
                                                                -------------                  ------------

Income before income taxes                                            1,232                          21,203
(Benefit)/provision for income taxes
     (Note 5)                                                        (5,409)                          8,057
                                                                --------------               --------------

Net income                                                         $  6,641                       $  13,146
                                                                =============                 =============












                                      Pg. 5

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                (In thousands)
                                                                        For the twelve weeks ended:
                                                              July 16, 2000               July 18, 1999
Revenues:
     Restaurant sales                                            $  81,365                       $78,697
     Franchise related income                                        3,785                         1,826
     Interest income                                                   181                         1,033
                                                                 ------------               ---------------
       Total revenues                                               85,331                        81,556
                                                              ----------------               --------------

Costs and expenses:
     Cost of food and paper products                                15,956                        16,017
     Restaurant operating expenses:
       Payroll and other employee benefits                          22,720                        21,472
       Occupancy and other                                          25,560                        24,256
     Depreciation and amortization                                   7,106                         5,311
     General and administrative                                      6,218                         5,530
     Interest expense (Notes 2 and 3)                                7,255                             -
     Other operating income                                         (1,081)                       (1,084)
                                                                 -------------                  ------------
       Total costs and expenses                                     83,734                        71,502
                                                                -------------                   -----------

Income before income taxes                                           1,597                        10,054
Provision for income taxes  (Note 5)                                   150                         3,820
                                                              ---------------                 -------------

Net income                                                        $  1,447                      $  6,234
                                                                =============                 =============













                                      Pg. 6

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             (In thousands)
                                                                For the twenty-eight weeks ended:
                                                              July 16, 2000               July 18, 1999
Operating activities:

Net income                                                       $  6,641                           $13,146
Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                17 315                           12,278
       Provision for deferred income taxes                          (5,629)                            (337)
       Changes in operating assets and liabilities:
         Increase in receivables                                    (2,011)                             (15)
         Decrease in inventories                                       795                              240
         Increase in prepaid expenses                               (1,545)                          (3,823)
         Decrease (increase) in other assets                           859                           (2,357)
         Decrease in accounts payable and accrued
            expenses                                                (9,578)                            (306)
         Increase in accrued interest payable                        2,260                                -
         Decrease in income taxes payable                             (754)                          (4,071)
                                                                 --------------                -------------


Net cash provided by operating
     activities                                                       8,353                        14,755
                                                                 ------------                  ------------

Investing activities:

Purchases of property and equipment                                 (14,663)                      (12,746)
                                                                 -------------                --------------

Net cash used in investing activities                               (14,663)                      (12,746)
                                                                 -------------                --------------






                                   (continued)


                                      Pg. 7

                          SBARRO, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                                             (In thousands)
                                                                 For the twenty-eight weeks ended:
                                                              July 16, 2000               July 18, 1999
Financing activities:
Proceeds from mortgage                                              16,000                             -
Mortgage principal repayments                                          (29)                            -
Cost of mortgage                                                      (387)                            -
Loan to officer                                                     (2,000)                            -
Proceeds from exercise of stock options                            -                                 426
Distributions to shareholders                                       (21,581)                           -
                                                                 -------------                 -----------

Net cash (used in) provided by financing activities                  (7,997)                         426
                                                               ---------------               ------------


(Decrease) increase in cash and cash equivalents                    (14,307)                        2,435

Cash and cash equivalents at beginning of period                     33,514                       150,472
                                                                -------------                 -------------

Cash and cash equivalents at end of period                          $19,207                      $152,907
                                                                 ============                  ============



Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                         $2,962                       $13,861
                                                                =============                 =============

Cash paid during the period for interest                            $13,559                 $           -
                                                                 ============                ==============





            See notes to unaudited consolidated financial statements




                                      Pg. 8

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of Sbarro's management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and its subsidiaries at July 16, 2000 and our consolidated results of operations for each of the twenty-eight and twelve weeks ended July 16, 2000 and July 18, 1999 and cash flows for the twenty-eight weeks in each of the respective years have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

         Certain items in the fiscal 1999 financial statements have been reclassified to conform to the fiscal 2000 presentation.

  2.     Going Private Transaction:

         On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of the Sbarro's common stock) became the holders of 100% of our issued and outstanding common stock as a result of a "going private" merger. The cost of the merger, including fees and expenses, was funded through the use of substantially all of our cash on hand and the placement of $255.0 million of 11.0% Senior Notes due September 15, 2009 (the "Senior Notes") sold at a price of 98.514% of par to yield 11.25% per annum. The Senior Notes were issued under an Indenture dated September 28, 1999 (the "Indenture"). We also entered into a five year, $30 million unsecured senior revolving bank credit facility under a Credit Agreement dated as of September 23, 1999 (the "Credit Agreement"). The Credit Agreement provides an unsecured senior revolving credit facility which enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30.0 million, including a $10.0 million sublimit for standby letters of credit. Our payment obligations under the Senior Notes and the Credit Agreement are jointly, severally, unconditionally and irrevocably guaranteed by all of our current Restricted Subsidiaries (as defined) and is to be similarly guaranteed by our future Restricted Subsidiaries.

         As of July 16, 2000, there was $0.2 million remaining on deposit with a third party paying agent for untendered shares to be redeemed as part of the merger consideration. Such amounts are shown as restricted cash and amounts due for untendered shares in the balance sheet. Should any shares remain untendered after one year from September 28, 1999, the related funds are to be returned to Sbarro to be held until claimed or escheated to the appropriate juristrictions.



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

         Summarized below are the unaudited pro forma results of our operations for the twenty-eight and twelve weeks ended July 18, 1999 as if the merger and related financing had taken place as of the beginning of the 1999 periods presented. Adjustments have been made for the amortization of the excess of the purchase price over the cost basis of net assets acquired, interest expense and related changes in income tax expense arising from our election to be taxed under Subchapter S of the Internal Revenue Code (see Note 5).

                           Twenty-eight weeks ended       Twelve weeks ended
                                July 18, 1999                July 18, 1999
                               --------------                -------------
         Pro Forma:
            Revenues                   $183,383                    $80,523
                                      =========                   ========
            Income (loss) before
               income taxe              $(1,511)                      $411
                                     ===========                   ========
            Net loss                    $(2,523)                     $(446)
                                     ===========                  =========

         These pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the merger and related financing taken place at the beginning of the 1999 period presented.

3.       Mortgage payable:

         In March 2000, one of our Restricted Subsidiaries obtained a $16.0 million, 8.4% loan due in 2010 secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The mortgage agreement contains various covenants including a requirement that the Restricted Subsidiary maintain a minimum ratio of EBITDA to annual debt service of at least 1.2 to 1.0.





                                               Pg. 10

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

5.       Income taxes:

         In March 2000, we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, and, where applicable and permitted, under similar state and local income tax provisions, beginning January 3, 2000. With certain limited exceptions, we will not pay federal, state and local income taxes for periods for which we are treated as an S corporation.

         Rather, our shareholders will include their pro-rata share of our taxable income on their individual income tax returns and thus will be required to pay taxes on their respective share of our taxable income, whether or not it is distributed to them.

         In connection with the going private transaction and the related financing, we have entered into a tax payment agreement with our shareholders. The tax payment agreement permits us to make periodic tax distributions to our shareholders in amounts that are intended to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and that income was taxed at the highest applicable federal and New York State marginal income tax rates. We may only make the tax distributions with respect to periods in which we are treated as an S corporation for income tax purposes.

         For the twenty-eight weeks ended July 16, 2000, we made tax distributions of $3.6 million in accordance with the tax payment distribution agreement.

         In accordance with SFAS No. 109, "Accounting for Income Taxes", we reversed our deferred tax accruals upon our conversion to S corporation status. This resulted in a credit to income taxes of $5.6 million in the first quarter of fiscal 2000.




                                     Pg. 11

                           SBARRO, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements (continued)

6.       Comprehensive income:

         The Company's operations did not give rise to any items includible in comprehensive income which were not already included in net income for either of the twenty-eight or twelve week periods ended July 16, 2000 and July 18, 1999.

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

                                     Pg. 12

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

8.       Guarantor and non-guarantor financial statements:

         Certain  subsidiaries  have guaranteed  amounts  outstanding  under the
         Senior Notes and Credit Agreement. Each of the guaranteeing subsidiaries is our direct or indirect wholly owned subsidiary and each has fully and unconditionally guaranteed the Senior Notes and the Credit Agreement on a joint and several basis. As described in Note 2, we have not completed final purchase price allocations. Accordingly, the condensed summary financial information presented below does not give effect to any final purchase price allocations.

         The following condensed consolidating financial information presents:

(1) Condensed consolidating statements of operations for the twenty-eight and twelve weeks ended July 16, 2000 and July 18, 1999 and cash flows for the twenty-eight week periods ended in each respective year and balance sheets as of July 16, 2000 and January 2, 2000 of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) the Company on a consolidated basis,

(2) Elimination entries necessary to consolidate Sbarro, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

(3) Investments in subsidiaries are accounted for by the parent on the cost method.

         The principal elimination entries eliminate intercompany balances and transactions.








                            Pg. 13

                          SBARRO, INC. AND SUBSIDIARIES
           Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):


                                                Condensed Consolidating Statement of Operations
                                                 For the Twenty-Eight Weeks Ended July 16, 2000

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Revenues:
    Restaurant sales            $ 81,997          $93,953             $9,714              $    -              $185,664
    Franchise related income       6,58                 -                  -                   -                 6,581
     Intercompany credits             -             8,043                  -              (8,043)                    -
     Interest income              1,334                 -               (699)                  -                   635
                                 --------       -------------        ------------   -------------              --------

       Total revenues             89,912          101,996              9,015              (8,043)             192,880
                                 --------           ---------       ------------         ---------           ---------

Costs and expenses:
     Cost of food and paper
       products                   14,670           18,965              2,655                  -                36,290
     Restaurant operating
        expenses:
       Payroll and other
         employee benefits        22,835           25,805              3,656                   -               52,296
Occupancy and other               26,105           30,420              2,507                   -               59,032
     Depreciation and
        amortization               9,589            6,529                398                  -                16,516
     General and administrative    5,919            7,436                508                  -                13,863
     Intercompany charges          8,043                    -                  -         (8,043)                   -
     Interest expense             16,090              440                 55                  -                16,585
     Other operating income       (1,825)          (1,109)                 -                -                  (2,934)
                               ----------         -----------        --------            -------               -------
       Total costs and expenses  101,426           88,486              9,779             (8,043)              191,648
                               ----------         -----------        --------            -------              -------

Income (loss) before
     income taxes                (11,514)          13,510               (764)               -                   1,232
Income taxes (benefit)            (5,918)             537                (28)               -                  (5,409)
                               -----------         ----------           ------          --------              --------

Net income (loss)                $(5,596)         $12,973              $(736)          $     -                 $6,641
                                ==========        ========             ======          ========                ========

















                                                                     Pg. 14

                          SBARRO, INC. AND SUBSIDIARIES
               Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                                               Condensed Consolidating Statement of Operations
                                                 For the Twenty-Eight Weeks Ended July 18, 1999

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Revenues:
     Restaurant sales          $79,349             $92,819             $6,883              $    -            $179,051
     Franchise related inc       4,332                   -                  -                   -               4,332
     Intercompany credits            -               9,715                  -              (9,715)                 -
     Interest income             2,624                      -               -                   -               2,624
                               ----------          ----------          ---------       ----------          -------------

       Total revenues           86,305             102,534              6,883              (9,715)            186,007


Costs and expenses:
     Cost of food and paper
       products                 15,148              20,064              1,769                   -              36,981
Restaurant operating
        expenses:
       Payroll and other
         employee benefits      20,374              26,788              2,413                   -              49,575
       Occupancy and other      27,822              26,513              1,789                   -              56,124
     Depreciation and
        amortization             5,332               6,613                316                   -              12,261
     General and administrative  4,438               8,081                277               (354)              12,442
     Intercompany charges        9,715                    -                  -            (9,715)                  -
     Other operating income     (1,989)             (1,088)               144                354               (2,579)
                               --------           ---------        ----------         ----------             -----------
       Total costs and expenses 80,840              86,971              6,708             (9,715)             164,804
                               ---------          ----------           --------          --------          ------------

Income  before
     income taxes                5,465              15,563                175                  -               21,203
Income taxes                     2,076               5,914                 67                  -                8,057
                                -------            --------            -------           --------             ----------

Net income                      $3,389              $9,649               $108            $     -             $ 13,146
                                ========            ========             ======         ========             ===========





















                                     Pg. 15

                          SBARRO, INC. AND SUBSIDIARIES
                 Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                                                Condensed Consolidating Statement of Operations
                                                    For the Twelve Weeks Ended July 16, 2000

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Revenues:
     Restaurant sales          $35,801             $41,129              $4,435         $        -             $81,365
     Franchise related
          income                 3,785                  -                    -                  -               3,785
     Intercompany credits            -               3,361                   -             (3,361)                  -
     Interest income               363                  -                 (182)                 -                 181
                               ----------          ----------          ---------         ----------             ----------

       Total revenues           39,949              44,490                4,253            (3,361)             85,331


Costs and expenses:
     Cost of food and paper
       products                  6,434               8,304                1,218                   -             15,956
     Restaurant operating
        expenses:
       Payroll and other
         employee benefits      10,646              10,409                1,665                   -             22,720
       Occupancy and other       9,471              14,992                1,097                   -             25,560
     Depreciation and
        amortization             4,128               2,801                 177                    -              7,106
     General and administrative  3,216               2,826                 176                    -              6,218
     Intercompany charges        3,361                   -                   -              (3,361)                   -
     Interest expense            6,896                 336                  23                    -              7,255
     Other operating inco         (648)               (433)                  -                    -             (1,081)
                               -----------         -----------       -----------        -----------             ---------
       Total costs and expenses 43,504               39,235              4,356              (3,361)             83,734
                               ----------          ----------           --------           -------               ---------

Income  (loss) before
     income taxes               (3,555)              5,255                (103)                 -                 1,597
Income taxes (benefit)            (103)                259                  (6)                 -                   150
                               -----------          ---------            --------        --------               --------

Net income (loss)              $(3,452)             $4,996                $(97)          $     -                 $1,447
                              ==========           ========              ======          ========                =======


















                                     Pg. 16

                          SBARRO, INC. AND SUBSIDIARIES
              Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                                                Condensed Consolidating Statement of Operations
                                                    For the Twelve Weeks Ended July 18, 1999

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Revenues:
     Restaurant sales          $34,917             $40,661             $3,119              $    -             $78,697
     Franchise related income    1,826                   -                  -                   -               1,826
     Intercompany credits            -               4,220                  -              (4,220)                  -
     Interest income             1,033                   -                  -                   -               1,033
                              -----------          ----------          ---------        ----------           ------------
       Total revenues           37,776              44,881              3,119              (4,220)             81,556


Costs and expenses:
     Cost of food and paper
       products                  6,585               8,632                800                   -              16,017
Restaurant operating
        expenses:
       Payroll and other
         employee benefits       8,878              11,475              1,119                   -              21,472
       Occupancy and other      12,747              10,734                775                   -              24,256
     Depreciation and
        amortization             2,045               3,128                138                   -               5,311
     General and administrative  1,306               4,279                122                (177)              5,530
     Intercompany charges        4,220                   -                  -              (4,220)                  -
     Other operating income       (593)               (729)                61                 177              (1,084)
                               -----------          ----------         ---------           --------           ---------
       Total costs and expenses 35,188              37,519              3,015              (4,220)             71,502
                               ----------          ----------           --------           -------             ---------

Income  before
     income taxes                2,588               7,362                104                  -               10,054
Income taxes                       983               2,798                 39                  -                3,820
                               --------             -------             -------            --------             ----------

Net income                      $1,605              $4,564                $65             $     -              $6,234
                                ========            ========              =====            ========            ========





















                                     Pg. 17

                          SBARRO, INC. AND SUBSIDIARIES
           Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                      Condensed Consolidating Balance Sheet
                               As of July l6, 2000

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total

Cash and cash equivalents      $15,814              $3,275               $118          $      -                  $19,207
Restricted cash for untendered
     shares                        195                -                     -                 -                      195
Receivables                      5,411                 962                149                 -                    6,522
Inventories                      1,245               1,487                159                 -                    2,891
Prepaid expenses and other       1,702               1,594                154                 -                    3,450
                               ----------             -------           --------           ------            -----------
     Total current assets       24,367               7,318                580                   -                 32,265
Intercompany receivables             -             184,513                  -           (184,513)                      -
Investment in subsidiaries      66,237                   -                  -            (66,237)                      -
Net property, plant and
     equipment                  45,126              81,592             12,605                   -                139,323
Intercompany  receivables
     - long term                 3,579                   -                  -             (3,579)                      -
Goodwill and other assets      249,014               1,041              (1,239)          (15,177)                233,639
                              -----------      --------------        ----------        -----------           ------------
     Total assets              $388,323           $274,464             $11,946         $(269,506)               $405,227
                               ==========         ===========         ==========       ==========           ============

Amounts due for untendered
     shares                       $195              $     -             $    -          $     -                     $195
Accounts payable and accrued
     expenses                   28,738                  854              2,875                -                   32,467
Accrued interest                 9,740                    -                  -                -                    9,740
Current portion of mortgage
     payable                         -                  116                  -                -                      116
                               ----------            --------          ---------         --------      -----------------
     Total current liabilities  38,673                  970              2,875                -                   42,518

Intercompany payables          184,513                    -             13,407          (197,920)                     -
Long-term debt, net of
     current portion           251,515               15,854                  -                -                  267,369
Intercompany payables -
     long term                       -                3,579                  -            (3,579)                     -
Common stock                        71                    -                  -                -                       71
Additional paid-in capital          10               66,237              1,770           (68,007)                     10
Retained earnings (deficit)    (86,459)             187,824             (6,106)               -                   95,259
                               --------         ------------             -------   -------------              ----------
     Total stockholders' equity
       (deficiency)            (86,378)             254,061             (4,336)         (68,007)                  95,340
                              ----------        -----------             -------         --------             -----------
     Total liabilities and
       stockholders' equity    $388,323            $274,464            $11,946        $(269,506)                $405,227
                               ==========         ===========         ==========       ==========             ===========











                                     Pg. 18

                         SBARRO, INC. AND SUBSIDIARIES
          Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):


                      Condensed Consolidating Balance Sheet
                              As of January 2, 2000

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total

Cash and cash equivalents         $27,853              $4,391             $1,270           $    -                $33,514
Restricted cash for untendered
     shares                           298                   -                  -                -                    298
Receivables                         3,485                 829                 53                -                  4,367
Inventories                         1,594               1,963                129                -                  3,686
Prepaid expenses and other          2,234                (378)                49                -                  1,905
                                  -------              -------           -------            -----                -------
     Total current assets          35,464               6,805              1,501                -                 43,770
Intercompany receivables                -             172,769                  -         (172,769)                     -
Investment in subsidiaries         66,237                   -                  -          (66,237)                     -
Net property, plant and
     equipment                     47,568              82,215              7,449                -                137,232
Intercompany receivables
     - long term                   19,897                   -                  -         (19,897)                      -
Goodwill and other assets         247,180                 706              1,433         (12,488)                236,831
                                ---------         -----------           --------      -----------              ---------
     Total assets                $416,346            $262,495            $10,383       $(271,391)               $417,833
                                 ========            ========            =======       ==========               ========

Amounts due for untendered
     shares                          $298               $   -              $   -            $   -                   $298
Accounts payable and accrued
     expenses                      38,587                 759              2,736                -                 42,082
Accrued interest                    7,480                   -                  -                -                  7,480
Income taxes                          986               (180)                (52)               -                    754
                                 --------               -----             ------          -------                -------
     Total current liabilities     47,351                 579              2,684                -                 50,614

Intercompany payables             172,769                   -             10,718        (183,487)                      -
Long-term debt, net of
     current portion              251,310                   -                  -                -                251,310
Deferred income taxes               5,629                   -                  -                -                  5,629
Intercompany payables
     - long term                        -              19,897                  -         (19,897)                      -
Common stock                           71                   -                  -                -                     71
Additional paid-in capital             10              66,237              1,770         (68,007)                     10
Retained earnings (deficit)      (60,794)             175,782             (4,789)               -                110,199
                                 --------             -------             -------   -------------                -------
     Total stockholders' equity
       (deficiency)              (60,713)             242,019             (3,019)        (68,007)                110,280
                                 --------             -------             -------        --------                -------
     Total liabilities and
       stockholders' equity      $416,346            $262,495            $10,383       $(271,391)               $417,833
                                 ========            ========            =======       ==========               ========







                                     Pg. 19

                          SBARRO, INC. AND SUBSIDIARIES
                 Notes To Consolidated Financial Statements (continued)
8.       Guarantor and non-guarantor financial statements (continued):

                 Condensed Consolidating Statement of Cash Flows
                 For the Twenty-Eight Weeks ended July 16, 2000
                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Operating activities:
Net income (loss)                 $(5,596)         $12,973                 $(736)           $   -                $6,641
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization 10,365            6,524                   426                -                17,315
     Deferred taxes                (5,629)               -                     -                -                (5,629)
     Changes in operating assets
      and liabilities:
      Increase in receivables      (1,782)            (133)                  (96)               -                (2,011)
      Decrease (increase) in
          inventories                 348              477                   (30)               -                   795
      Decrease (increase) in
        prepaid expenses              531           (1,971)                 (105)               -                 (1,545)
      Increase (decrease) in
        other assets               (3,998)             102                 2,066            2,689                    859
      (Decrease) increase in accounts
       payable and accrued expenses (9,737)             20                   139                -                 (9,578)
      Increase in accrued
        interest payable             2,260               -                     -                -                  2,260
      (Decrease) increase in
        income taxes payable          (986)            180                    52                -                   (754)
                                 ---------          ---------         ----------        ---------                 -------
Net cash (used in) provided by
   operating activities            (14,224)         18,172                 1,716            2,689                   8,353
                                  --------           --------           --------          -------                 -------

Investing activities:
Purchases of property and
   equipment                        (3,296)          (5,810)              (5,557)               -                 (14,663)
                                   -------           -------            -------         ----------                --------
Net cash used in investing
     activities                     (3,296)          (5,810)              (5,557)               -                 (14,663)
                                    -------          -------            -------         ----------                --------
Financing activities:
Proceeds from mortgage                  -             16,000                  -                -                   16,000
Mortgage principal repayments           -                (29)                 -                -                      (29)
Cost of mortgage                        -               (387)                 -                -                     (387)
Loan to officer                    (2,000)                 -                  -                -                   (2,000)
Distributions to shareholders     (21,581)                 -                  -                -                  (21,581)
Intercompany balances              29,062            (29,062)             2,689            (2,689)                      -
                              -----------            --------          --------          --------             ------------
Net cash (used in) provided
   by financing activities          5,481            (13,478)             2,689            (2,689)                 (7,997)
                              -----------            ---------          --------           -------                -------

Decrease in cash and cash
   equivalents                    (12,039)            (1,116)            (1,152)               -                  (14,307)
Cash and cash equivalents
   at beginning of period          27,853              4,391              1,270                -                   33,514
                               ----------           ---------              -----          -------                 -------
Cash and cash equivalents
   at end of period               $15,814             $3,275               $118           $    -                  $19,207
                                =========            ========             ======         ========               ==========

Supplemental disclosure of cash flow information:
Cash paid during the period
   for income taxes               $2,515                $409                $38         $      -                   $2,962
                                =========               =====               ====        ===========            ==========
Cash paid during the period
   for interest                  $13,060                $440                $59        $       -                  $13,559
                                =========               =====              =====         ==========             =========

                                     Pg. 20

                          SBARRO, INC. AND SUBSIDIARIES
            Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                 Condensed Consolidating Statement of Cash Flows
                 For the Twenty-Eight Weeks ended July 18, 1999

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Operating activities:
Net income                           $3,389           $9,649                $108             $   -             $13,146
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization    5,960             5,984                334                 -              12,278
     Deferred taxes                    (337)                -                  -                 -                (337)
     Changes in operating assets
      and liabilities:
      Decrease (increase)in receivables   6                 1                (22)                -                 (15)
      Decrease (increase)in inventories  93               159                (12)                -                 240
      Increase in prepaid expenses   (2,060)           (1,643)              (120)                -              (3,823)
      Decrease in other assets       (2,039)              (10)              (308)                -              (2,357)
      (Decrease) increase in accounts
         payable and accrued expenses  (955)             (461)             1,110                 -                (306)
      Decrease in income
        taxes payable                (4,030)              (41)                 -                 -              (4,071)
                                   ---------        ------------       ---------           --------           ---------
Net cash provided by
   operating activities                  27            13,638              1,090                 -              14,755
                                 -----------          ----------        --------           --------            --------

Investing activities:
Purchases of property and
   equipment                         (8,180)            (3,745)             (821)               -                (12,746)
                                     -------             -------            -----         ----------            --------
Net cash used in investing
   activities                        (8,180)            (3,745)             (821)               -                (12,746)
                                     -------             -------            -----         ----------             --------

Financing activities:
Proceeds from exercise of
   stock options                        426                   -                -                -                    426
Intercompany balances                12,832             (12,832)               -                -                      -
                                  ---------             --------          ------             ------              ---------
Net cash (used in) provided
   by financing activities           13,258             (12,832)               -                -                    426
                                -----------           ----------          ------             ------                 -----

Increase (decrease) in cash and
   cash equivalents                   5,105               (2,939)            269                -                  2,435
Cash and cash equivalents
   at beginning of period           143,697                6,268             507                -                150,472
                                -----------             ---------           -----         --------            -----------
Cash and cash equivalents
   at end of period                $148,802               $3,329            $776           $    -               $152,907
                                 ==========               ========         ======         ========            ===========

Supplemental disclosure of cash flow information:
Cash paid during the period
   for income taxes                $12,848                $1,003             $10          $     -                $13,861
                                 ==========             ========           =====        =========              ==========






                                     Pg. 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our fiscal year ends on the Sunday nearest to December 31. Fiscal 2000 and fiscal 1999 each contain 52 weeks.

The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:

                                            28 Weeks       28 Weeks       12 Weeks       12 Weeks
                                              Ended          Ended          Ended          Ended           Fiscal Year
                                            07/16/00       07/18/99       07/16/00        7/18/99        1999          1998
                                            --------       --------       --------        -------        ----          ----
Company-owned restaurants (1):
   Opened during period                         5              9             -              2           24              25
   Acquired from (sold to)
     franchisees during period-net              -             -              -              -            (1)             1

   Closed during period                        (8)            (5)           (4)           (3)             (9)          (20)
                                            ------          -----         ------       -------         ------        ------
   Open at end of period                      635            628           641            625            638           624

Franchised restaurants:
   Opened during period                        17             19            11              6           49              43
   Purchased from (sold to)
     Company during period-net                      -       -                -              -             1             (1)
   Closed or terminated during period         (13)          (13)             (6)          (7)           (32)           (13)
                                             -----         -----            ----        ------           ----         -----
   Open at end of period                     290             274           290           274             286           268

All restaurants:
   Opened during period                      22              28            11               8           73              68
   Closed or terminated during period        (18)          (18)          (10)            (10)          (41)            (33)
                                             -----         -----          ----            ----         -----         -----
   Open at end of period                     925            902           925             899          924             892

Kiosks (all franchised) open at
   end of period                               5              8             5               8             4              8


(1) Excludes 28, 23, 26 and 19 new concept units as of July 16, 2000, July 18, 1999, fiscal 1999 and fiscal 1998, respectively.



                                     Pg. 22

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

The going private transaction and certain other transactions described in Notes 2, 3, 4 and 5 of the Notes to the Consolidated Financial Statements have affected the comparability of the interest income, depreciation and amortization, interest expense and income tax line items in our consolidated statements of operations for the twenty-eight and twelve weeks ended July 16, 2000 as compared to the comparable period in fiscal 1999 (see below).

Our consolidated EBITDA for the twenty-eight weeks ended July 16, 2000 was $33.7 million and our EBITDA margin was 17.5%, compared to $30.8 million and 16.8%, respectively, for the twenty-eight weeks ended July 18, 1999. Our consolidated EBITDA for the twelve weeks ended July 16, 2000 was $15.8 million and our EBITDA margin was 18.6% compared to $14.3 million and 17.8%, respectively. EBITDA represents earnings before cumulative effect of change in accounting method, interest income, interest expense, taxes, depreciation and amortization. EBITDA margin represents EBITDA divided by the sum of restaurant sales and franchise related income. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Rather, EBITDA is presented because it is a widely accepted supplemental financial measure, and we believe that it provides relevant and useful information. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

Restaurant sales from Sbarro-owned units and consolidated new concept joint venture units increased by $6.6 million or 3.7% to $185.7 million for the twenty-eight weeks ended July 16, 2000 from $179.1 million in the twenty-eight weeks ended July 18, 1999. Restaurant sales from those same units increased by $2.7 million or 3.4% to $81.4 million for the twelve weeks ended July 16, 2000 from $78.7 million in the twelve weeks ended July 18, 1999. Sales from new concept units contributed $9.7 million and $4.4 million for the twenty-eight and twelve weeks ended July 16, 2000, respectively, compared to $6.9 million and $3.1 million for the twenty-eight and twelve weeks ended July 18, 1999. The increase in overall restaurant sales resulted primarily from a higher number of units being in operation in the current fiscal year than the comparable period in 1999 and selective menu price increases of approximately 2.8% at Sbarro units which became effective in September 1999. Comparable Sbarro unit sales increased 0.8% for the first twenty-eight weeks of fiscal 2000 over the same twenty-eight week period of the 1999 fiscal year. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal year.

                        Pg. 23

Franchise related income increased 51.9% to $6.6 million for the first twenty-eight weeks ended July 16, 2000 from $4.3 million in the twenty-eight week period ended July 18, 1999. The increase for the second quarter of fiscal 2000 was 107.3% to $3.8 million from $1.8 million for the same quarter of fiscal 1999. The increases resulted from greater continuing royalties due to a higher number of franchise units in operation in the current twelve week period than in the comparable 1999 period, higher area development and initial franchise fees in each of the first two quarters of fiscal 2000 than the comparable periods of fiscal 1999 and, for the second quarter of 2000, approximately $1.5 million recognized in second quarter of fiscal 2000 related to the termination of our development agreement and the closing of all Sbarro locations in Japan. During the first quarter of 2000, we entered into area development agreements in specific domestic and international venues and markets with two major food service operators. We believe these agreements will increase the rate of growth in our franchise operations.

Interest income was approximately $0.6 million for the twenty-eight weeks ended July 16, 2000 compared to $2.6 million in the twenty-eight week period ended July 18, 1999. Interest income for the respective twelve week periods then ended were $0.2 million and $1.0 million. As discussed elsewhere in this report, we used substantially all of our available cash on September 28, 1999 in order to fund the going private transaction. Therefore, we have a substantial reduction in our interest income for fiscal 2000. We will not realize the level of interest income as we have in the past unless and until we rebuild our cash position.

Cost of food and paper products as a percentage of restaurant sales improved to 19.5% and 19.6% for the twenty-eight and twelve weeks ended July 16, 2000, respectively, from 20.7% and 20.4%, respectively, for the comparable 1999 fiscal periods. These improvements were primarily due to lower average cheese prices during fiscal 2000 and the impact of the menu price increases described above.

Restaurant operating expenses - payroll and other employee benefits increased to 28.2% of restaurant sales in the twenty-eight weeks ended July 16, 2000 from 27.7% of restaurant sales in the twenty-eight weeks ended July 18, 1999. For the second quarter of fiscal 2000 and 1999, these expenses represented 27.9% and 27.3%, respectively, of restaurant sales. These increases were primarily due to the tight labor market, resulting in pressures on wages and salaries and associated increases in amounts paid for payroll taxes. Congress has recently been considering increasing the minimum wage by $1.00 per hour over a two to three year period, which if implemented, would increase our labor costs for certain of our hourly employees. This is also expected to result in wage increases for our hourly employees that are paid in excess of the proposed minimum wage level.

Restaurant operating expenses - occupancy and other expenses increased to 31.8% of restaurant sales in the twenty-eight weeks ended July 16, 2000 from 31.3% in the twenty-eight weeks ended July 18, 1999. These expenses represented 31.3% and 30.8% of restaurant sales for the twelve weeks ended July 16, 2000 and July 18, 1999, respectively. These increases were attributable principally to increases in rent and other occupancy related costs.

Depreciation and amortization expense increased by $4.3 and $1.8 million in the twenty-eight and twelve weeks ended July 16, 2000, respectively, over the twenty-eight and twelve week period ended July 18, 1999, respectively, primarily as a result of the amortization of the excess of the purchase price over the cost of net assets deemed in connection with the completion of the going private transaction on September 28, 1999.

                                   Pg. 24

General and administrative expenses were $13.9 million, or 7.2% of total revenues, for the twenty-eight weeks ended July 16, 2000, compared to $12.4 million, or 6.7% of total revenues, for the twenty-eight weeks ended July 18, 1999. For the twelve weeks ended July 16, 2000 and July 18, 1999, general and administrative expenses were $6.2 million, or 7.3% of total revenues, compared to $5.5 million, or 6.8% of total revenues, respectively. These increases were primarily due to higher payroll costs due to the tight labor market, expanding joint venture operations, higher litigation costs and increases in various field training and human resource functions.

Interest expense of $16.6 million for the first half and $7.3 million for the second quarter of 2000 relate to the Senior Notes, mortgage and unused Credit Agreement line fees. Of this amount, $0.8 and $0.4 million represented non-cash charges for the twenty-eight and twelve weeks ended July 16, 2000, respectively, for the accretion of the original issue discount on our Senior Notes and the amortization of deferred financing costs on both the Senior Notes and the Credit Agreement.

Other operating income increased by $0.4 million to $2.9 million for the twenty-eight weeks ended July 16, 2000 primarily as a result of income, net of expenses, generated from the leasing of substantially all of our corporate headquarters building not occupied by Sbarro to third parties and an increase in equity earnings of new concept joint ventures accounted for under the equity method of accounting. Other operating income for the twelve weeks ended July 16, 2000 was unchanged from the comparable period in fiscal 1999.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. As required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", we recognized a $5.6 million credit associated with the reversal of our deferred tax liabilities upon conversion to S corporation status. Under the provisions of Subchapter S, substantially all taxes on our income is now paid by our shareholders rather than us. Our tax expense for the first two quarters of fiscal 2000 included $0.3 million (of which $0.2 million was recorded in the second quarter) for taxes owed to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income.

Liquidity and Capital Resources

We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in our joint ventures through cash generated from operations. Substantially all of our cash at September 28, 1999 was used to complete the going private transaction. As a result, at July 16, 2000, we had unrestricted cash and cash equivalents of $19.2 million and a working capital deficit of $10.3 million compared to unrestricted cash, cash equivalents and marketable securities of $127.3 million and working capital of $232.4 million at July 18, 1999.

As part of the going private transaction, we issued $255.0 million of Senior Notes and entered into a $30.0 million bank Credit Agreement. We have $27.5 million of undrawn availability

                                     Pg. 25
under the Credit Agreement, net of outstanding letters of credit and guarantees of reimbursement obligations currently aggregating approximately $2.5 million. In March and April 2000, we obtained a $16.0 million 8.4% mortgage loan
on  our  corporate headquarters   building,   distributed   an  $18.0   million
dividend to our shareholders, and loaned $2 million to our Chairman and CEO. In addition, we have made $3.6 million of tax distributions (which are treated as dividends) to our shareholders through the second quarter as discussed below.

Net cash generated in operating activities was $8.4 million for the twenty-eight weeks ended July 16, 2000 compared to $14.8 million generated during the twenty-eight weeks ended July 18, 1999. The $6.4 million reduction was primarily due to the decrease in net income of $6.5 million and a decrease in deferred taxes of $5.3 million offset by increased depreciation and amortization of $5.0 million and a $0.4 million net increase in operating assets and liabilities. The net increase in operating assets and liabilities in the comparable twenty-eight week periods of 2000 from the changes during the comparable period in 1999 resulted principally from an increase in accrued interest payable of $2.3 million, and a $9.3 million reduction in accounts payable and accrued expenses (other than accrued interest expense) and a $5.3 million increase in taxes receivable and decrease in income taxes payable as a result of our election of Subchapter S status in March 2000 (see below).

Net cash used in investing activities primarily relates to capital expenditures, including investments made by our joint ventures. Net cash used in investing activities was $14.7 million for the twenty-eight weeks ended July 16, 2000 and $12.7 million for the twenty-eight weeks ended July 18, 1999.

Net cash used in financing activities was $8.0 million for the twenty-eight weeks ended July 16, 2000 compared to $0.4 million of cash provided by financing activities for the comparable period in 1999. This increase primarily resulted from cash dividends of $18.0 million and tax distributions of $3.6 million (see below) to our shareholders and a $2.0 million loan to our Chairman and CEO offset by $15.6 million of net proceeds from a loan secured by a mortgage on our corporate headquarters.

As a result of the going private transaction, we used substantially all of our cash on hand at September 29. 1999 and incurred approximately $255.0 million of debt. We will incur annual cash interest expense of approximately $29.7 million under the senior notes and mortgage loan and may incur additional interest expense for borrowings under our Credit Agreement. In addition to debt service, we expect that our other liquidity needs will relate to capital expenditures, working capital, investments in joint ventures, distributions to shareholders as permitted under the Indenture and Credit Agreement and general corporate purposes. We expect our primary sources of liquidity to meet these needs will be cash flow from operations and availability under our Credit Agreement.

We believe that aggregate restaurant capital expenditures and our investments in joint ventures



                                     Pg. 26
during the next twelve months will be moderately higher than levels in recent fiscal years.

We do not have any principal repayment obligations under the Senior Notes or our Credit Agreement for ten and five years, respectively. We were in compliance with the various covenants in the Indenture, Credit Agreement and Mortgage as of July 16, 2000.

In March 2000, we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income will be paid by our shareholders. We and our shareholders will have a tax liability of approximately 50% of our taxable income. This tax rate is higher than our historical effective tax rate due to (i) differences in tax rates between individual and corporate taxpayers, (ii) the timing differences previously accounted for as deferred taxes in our financial statements (which deferred taxes were eliminated upon our conversion to S corporation status) and (iii) the effect of double taxation in those state and local jurisdictions that do not recognize S corporation status. The Indenture and credit facility permit distributions to shareholders for taxes on our earnings and we made tax distributions of $3.6 million in the twenty-eight weeks ended July 16, 2000.

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

Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to, general economic, weather and business conditions; the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms; changes in consumer tastes; changes in population and traffic patterns; our ability to continue to attract franchisees; the success of our present, and any future, joint ventures and other expansion opportunities; the availability of food (particularly cheese and tomatoes) and paper products at reasonable prices; no material increase occurring in

                                     Pg. 27
the Federal minimum wage; the loss of services of members of our senior management team; our ability to attract competent restaurant and executive managerial personnel; competition; government regulations; our ability to generate sufficient cash flow to make interest payments and principal under our Senior Notes and Credit Agreement; the effects which restrictions imposed on us under our Senior Notes, Indenture and Credit Agreement may have on our ability to operate our business; and our ability to repurchase Senior Notes to the extent required and make repayments under our Credit Agreement to the extent required in the event we make certain asset sales or experience a change of control.

Because forward-looking statements are subject to risks and uncertainties, you are cautioned not to place undue reliance on these statements, which speak only as of the date of this report.

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







                                     Pg. 28

                           PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits:
         No.               Description

         27                Financial Data Schedule



(b)      Reports on Form 8-K.

No Current Reports on Form 8-K were filed by the Company during the period covered by this report.


























                                     Pg. 29

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SBARRO, INC.
                                                     Registrant


Date:    August 29, 2000            By:    /s/ MARIO SBARRO
         ---------------                    ------------------------------------
                                               Mario Sbarro
                                               Chairman of the Board and
                                               President (Principal
                                               Executive Officer)



Date:    August 29, 2000            By:     /s/ ROBERT G. ROONEY
         ---------------                    ------------------------------------
                                                Robert G. Rooney
                                                Senior Vice President and Chief
                                                Financial Officer (Principal
                                                Financial Officer)



Date:    August 29, 2000            By:     /s/ STEVEN B. GRAHAM
         ---------------                     -----------------------------------
                                                Steven B. Graham
                                                Vice President and Controller
                                                (Principal Accounting Officer)












                                     Pg. 30

                                  EXHIBIT INDEX



Exhibit Number                      Description

         27                                 Financial Data Schedule