Form 10-Q
period 2000-10-08
SBARRO INC
filed 2000-11-22
CIK 766004

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended October 8, 2000    Commission File Number 333-90817



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

The number of shares of Common Stock of the registrant outstanding as of November 15, 2000 was 7,064,328.

--------------------------------------------------------------------------------

                                  SBARRO, INC.

                                 FORM 10-Q INDEX



PART I.     FINANCIAL INFORMATION                                  PAGES


Consolidated Financial Statements:

         Balance Sheets - October 8, 2000 (unaudited)
          and January 2, 2000 . . . . . . . . . . . . . . . . . . . . 3-4

         Statements of  Operations  (unaudited)  - Forty Weeks
              ended  October 8, 2000 and October 10, 1999 and
              Twelve Weeks ended October 8, 2000
              and October 10, 1999 . . . . . . . . . . . . . . . . .  5-6

         Statements of Cash Flows (unaudited) - Forty weeks ended
          October 8, 2000 and October 10, 1999 . . . . . . . . . . . .7-8

         Notes to Unaudited Consolidated Financial Statements -
          October 8, 2000  . . . . . . . . . . . . . . . . . . . . . 9-21

Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . . . . . . . . . . . . . . 22-29


PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .29
            -----------------













                                      Pg. 2

                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  (In thousands except share data)
                                                              October 8, 2000             January 2, 2000
                                                              ---------------             ---------------
                                   (unaudited)
Current assets:
     Cash and cash equivalents                                     $18,068                          $33,514
     Restricted cash for untendered shares (Note 2)                    188                              298
     Receivables; net of allowance for doubtful
        accounts of $138 and $419, respectively
       Franchisees                                                   1,436                            1,429
       Taxes                                                           701                               -
       Other                                                         3,246                            2,938
                                                             ----------------                --------------

                                                                     5,383                            4,367

     Inventories                                                     2,989                            3,686

     Prepaid expenses                                                6,489                            1,905
                                                              ---------------                 -------------

       Total current assets                                        33,117                            43,770

Property and equipment, net                                       156,896                           137,232

Other assets:

     Intangible assets, net of accumulated
       amortization of $8,058 and $2,000,
         respectively                                              203,729                          230,234
     Loan receivable from officer (Note 4)                           2,000                               -
     Other assets,net                                                7,419                            6,597
                                                             --------------                   -------------
                                                                  $403,161                         $417,833
                                                               ============                     ===========





                                   (continued)



                                      Pg. 3

                          SBARRO, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                   (In thousands except share data)
                                                              October 8, 2000             January 2, 2000
                                                              ---------------             ---------------
                                                                 (unaudited)
Current liabilities:
     Amounts due for untendered shares (Note 2)                        $188                            $298
     Accounts payable                                                10,596                           9,673
     Accrued expenses                                                24,847                          32,409
     Accrued interest payable (Notes 2 and 3)                         2,259                           7,480
     Current portion of mortgage payable                                129                               -
     Income taxes payable (Note 5)                                        -                             754
                                                                 ----------------            --------------

       Total current liabilities                                     38,019                          50,614


Deferred income taxes (Note 5)                                             -                          5,629

Long-term debt, net of original issue
     discount (Note 2)                                              251,602                         251,310

Mortgage payable, net of current
     portion (Note 3)                                               15,811                                -

Shareholders' equity (Note 2):
     Preferred stock, $1 par value; authorized
       1,000,000 shares; none issued                                        -                             -
     Common stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding
       7,064,328 shares at October 8, 2000 and
       January 2, 2000                                                  71                               71
     Additional paid-in capital                                         10                               10
     Retained earnings                                              97,648                          110,199
                                                                 --------------                ------------
                                                                    97,729                          110,280
                                                                -------------                  ------------

                                                                   $403,161                        $417,833
                                                                 ============                  ============

            See notes to unaudited consolidated financial statements

                                      Pg. 4

                         SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                (In thousands)
                                                                        For the forty weeks ended:
                                                              October 8, 2000             October 10, 1999
Revenues:
     Restaurant sales                                               $270,656                       $265,022
     Franchise related income                                          9,103                          6,750
                                                              --------------                  -------------

       Total revenues                                                279,759                       271,772
                                                                -------------                  ------------

Costs and expenses:
     Cost of food and paper products                                53,127                           54,926
     Restaurant operating expenses:
       Payroll and other employee benefits                           75,256                          72,405
       Occupancy and other                                           84,822                          81,355
     Depreciation and amortization                                   24,110                          18,026
     General and administrative                                      19,752                          17,804
     Other operating income                                          (4,023)                         (3,600)
                                                                --------------                --------------

       Total costs and expenses                                     253,044                        240,916
                                                                -------------                  ------------

                           Operating income                            26,715                        30,856

Interest (expense) income:
     Interest expense (Notes 2 and 3)                                 (23,837)                         (980)
     Interest income                                                       967                        3,679
                                                                  ------------                 ------------
       Net interest (expense) income                                  (22,870)                        2,699
                                                                  -----------                   -----------

Income before income taxes                                              3,845                        33,555

(Benefit) provision for income taxes (Note 5)                          (5,244)                       12,846
                                                                 -------------               --------------

                           Net income                                  $9,089                     $  20,709
                                                                 ============                 =============





                                      Pg. 5

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                     (In thousands)

                                                                                          For the twelve weeks ended:
                                                              October 8, 2000             October 10, 1999
Revenues:
     Restaurant sales                                                $84,992                        $85,971
     Franchise related income                                          2,522                          2,418
                                                              --------------                  -------------

       Total revenues                                                 87,514                        88,389
                                                               --------------                 -------------

Costs and expenses:
     Cost of food and paper products                                 16,837                          17,945
     Restaurant operating expenses:
       Payroll and other employee benefits                           22,962                          22,830
       Occupancy and other                                           25,790                          25,231
     Depreciation and amortization                                    7,594                           5,765
     General and administrative                                       5,889                           5,362
     Other operating income                                          (1,089)                         (1,021)
                                                                  -----------                   -----------

       Total costs and expenses                                      77,983                          76,112
                                                                 ------------                    ----------

                           Operating income                           9,531                          12,277
                                                                 ------------                    ----------

Interest (expense) income:
     Interest expense (Notes 2 and 3)                                (7,252)                          (980)
     Interest income                                                    332                          1,055
                                                                 -------------                  ----------         -
       Net interest (expense) income                                 (6,920)                            75
                                                                 ------------                 ------------

Income before income taxes                                             2,611                        12,352

Provision for income taxes  (Note 5)                                    165                          4,789
                                                               --------------                  ------------

                           Net income                                 $2,446                      $  7,563
                                                                  ===========                  ============





                                      Pg. 6

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             (In thousands)
                                                                       For the forty weeks ended:
                                                              October 8, 2000             October 10, 1999
Operating activities:

Net income                                                         $9,089                           $20,709
Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                25,253                           18,087
       Benefit for deferred income taxes                            (5,629)                            (538)
       Changes in operating assets and liabilities:
         Increase in receivables                                      (873)                          (1,243)
         Decrease in inventories                                       697                              267
         Increase in prepaid expenses                               (4,584)                          (5,060)
         Decrease (increase) in other assets                           827                             (930)
         (Decrease) increase in accounts payable
            and accrued expenses                                    (6,800)                           2,595
         (Decrease) increase in accrued interest
            payable                                                 (5,221)                             935
Decrease in income taxes payable                                      (754)                          (3,880)
                                                                 --------------               -------------

         Net cash provided by operating
           activities                                                12,005                           30,942
                                                              ---------------                  ------------

Investing activities:

Purchases of property and equipment                                 (19,364)                        (18,865)
                                                                 -------------                --------------

       Net cash used in investing activities                        (19,364)                        (18,865)
                                                                 -------------                --------------






                                   (continued)


                                      Pg. 7

                          SBARRO, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                                             (In thousands)
                                                                       For the forty weeks ended:
                                                              October 8, 2000             October 10, 1999
Financing activities:

Proceeds from long-term debt                                                -                        251,211
Cost of Merger and related financing                                        -                       (411,000)
Accrued or previously paid Merger costs                                     -                          2,828
Proceeds from mortgage                                                 16,000                             -
Mortgage principal repayments                                             (60)                            -
Cost of mortgage                                                         (387)                            -
Loan to officer                                                        (2,000)                            -
Proceeds from exercise of stock options                                    -                             426
Distributions to shareholders                                         (21,640)                            -
                                                                 -------------           ------------------

Net cash used in financing activities                                  (8,087)                     (156,535)
                                                                --------------                 -------------

Decrease in cash and cash equivalents                                 (15,446)                     (144,458)

Cash and cash equivalents at beginning of period                       33,514                       154,909
                                                                -------------                 -------------

Cash and cash equivalents at end of period                            $18,068                   $    10,451
                                                                 ============                ==============



Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                          $3,711                       $16,743
                                                                =============                 =============

Cash paid during the period for interest                             $27,879                 $           -
                                                                 ============            ==================




            See notes to unaudited consolidated financial statements


                                      Pg. 8

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of Sbarro's management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and its subsidiaries at October 8, 2000 and our consolidated results of operations for each of the forty and twelve week period ended October 8, 2000 and October 10, 1999 and cash flows for the forty weeks in each of the respective years have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

         Certain items in the fiscal 1999 financial statements have been reclassified to conform to the fiscal 2000 presentation.

  2.     Going Private Transaction:

         On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of the Sbarro's common stock) became the holders of 100% of our issued and outstanding common stock as a result of a "going private" merger. The cost of the merger, including fees and expenses, was funded through the use of substantially all of our cash on hand and the placement of $255.0 million of 11.0% Senior Notes due September 15, 2009 sold at a price of 98.514% of par to yield 11.25% per annum. In April 2000, we exchanged these Senior Notes for Senior Notes having the same terms, except that the new Senior Notes ("Senior Notes") were registered under the Securities Act of 1933. The old senior notes and the Senior Notes were issued under an Indenture dated September 28, 1999 (the "Indenture"). We also entered into a five year, $30 million unsecured senior revolving bank credit facility under a Credit Agreement dated as of September 23, 1999 (the "Credit Agreement"). The Credit Agreement provides an unsecured senior revolving credit facility which enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30.0 million, including a $10.0 million sublimit for standby letters of credit. Our payment obligations under the Senior Notes and the Credit Agreement are jointly, severally, unconditionally and irrevocably guaranteed by all of our current Restricted Subsidiaries (as defined) and is to be similarly guaranteed by our future Restricted Subsidiaries.

         As of October 8, 2000, there was $0.2 million remaining on deposit with a third party paying agent for untendered shares to be redeemed as part of the merger consideration. Such amounts are shown as restricted cash and amounts due for untendered shares in the balance sheet. Funds for the untendered shares are being returned to Sbarro to be held until claimed or escheated to the appropriate juristrictions.

                                        Pg. 9

                          SBARRO, INC. AND SUBSIDIARIES
                    Notes To Consolidated Financial Statements (continued)

2.       Going Private Transaction (continued):

         In accordance with Emerging Issues Task Force Issue 88-16, "Basis in Leveraged Buyout Transactions", the acquisition of all the outstanding shares of common stock not owned by the Sbarro family and all outstanding stock options have been accounted for under the purchase method of accounting. As a result, the remaining shares of common stock owned by the Sbarro family are presented in shareholders' equity at their original basis in the accompanying consolidated balance sheet. Portions of the final purchase price allocations were determined by professional appraisers utilizing recognized valuation procedures and techniques. During the third quarter of fiscal 2000, we recorded an allocation of the purchase price from the going private transaction based on an appraisal of the Company at September 29, 1999. As a result, property and equipment and intangible assets were increased by $18.5 million and $204 million, respectively, and additional amortization expense for the period from September 29, 1999 through July 10, 2000 of $0.3 million was recorded in the third quarter of fiscal 2000. The purchase price allocation is being amortized on a straight line basis over an average estimated useful life of 30 years.

         Summarized below are the unaudited pro forma results of our operations for the forty and twelve weeks ended October 10, 1999 as if the merger and related financing had taken place as of the beginning of the 1999 periods presented. Adjustments have been made for the amortization of the excess of the purchase price over the cost basis of net assets acquired, interest expense and related changes in income tax expense arising from our election to be taxed under Subchapter S of the Internal Revenue Code (see Note 5).

                                        Forty weeks ended    Twelve weeks ended
                                         October 10, 1999      October 10, 1999
                                        -----------------     ----------------
         Pro Forma (000's):
           Revenues                     $271,772                      $88,389
                                        =========                     ========
           Income before income taxes     $2,407                       $3,852
                                         ========                    =========
         Net income (loss)              $(868)                     $1,591
                                       ==========                  =========

         These pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the merger and related financing taken place at the beginning of the 1999 period presented.

3.       Mortgage payable:

         In March 2000, one of our Restricted Subsidiaries obtained a $16.0 million, 8.4% loan due in 2010 secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The mortgage agreement contains various covenants including a requirement that the Restricted Subsidiary maintain a minimum ratio of EBITDA to annual and quarterly debt service of at least 1.2 to 1.0.


                                       Pg. 10

                           SBARRO, INC. AND SUBSIDIARIES
                 Notes To Consolidated Financial Statements (continued)

4.       Related party transactions:

(a) In March 2000, our board of directors authorized us to lend our Chairman, President and Chief Executive Officer $2.0 million under a note that is payable on April 4, 2002. The note bears interest at the rate of 6.46% payable annually.

(b)      In April  2000,  we  renewed  the  lease for an  administrative  office building in which we are the sole tenant on the same terms and conditions as our present lease. The annual rent payable under the lease is $0.3 million per year for the remainder of the lease term which expires in 2011. In addition, we are obligated to pay real estate taxes, utilities, insurance and certain other expenses for the facility. The building is leased from Sbarro Enterprises, L.P., whose limited partners are Mario, Joseph, Anthony and Carmela Sbarro.

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

         For the forty weeks ended October 8, 2000, we made tax distributions of $3.6 million in accordance with the tax payment distribution agreement.

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




                                     Pg. 11

                              SBARRO, INC. AND SUBSIDIARIES
              Notes To Consolidated Financial Statements (continued)

6.       Comprehensive income:

         The Company's operations did not give rise to any items includable in comprehensive income which were not already included in net income for either of the forty or twelve week periods ended October 8, 2000 and October 10, 1999.

7.       Contingencies:

         In February 1999, the Umberto of New Hyde Park joint venture companies, in which we have an 80% interest, began an action in the U.S. District Court for the Eastern District of New York against Umberto Corteo, who owns the remaining 20% interest in the joint venture companies, and against three other restaurants owned by Mr. Corteo. We alleged, among other things, that Mr. Corteo engaged in unfair trade practices and in trademark infringement, thereby breaching the joint venture agreements. We are seeking an accounting, compensatory and punitive damages and injunctive relief. The answer filed by Mr. Corteo and his co-defendants denies our claims and further alleges that non-competition restrictions against Mr. Corteo in the joint venture agreements are unenforceable. Mr. Corteo and his co-defendants have also counterclaimed against us alleging misappropriation of trademark rights and failure to perform administrative duties that amounted to a breach of the agreements. We believe that our claims against Mr. Corteo will be proven and that we have substantial defenses to his counterclaims. Based upon discussions held with Mr. Corteo during November 2000, we believe there is a substantial likelihood that the litigation will be resolved through settlement. Any settlement agreement would not have a material impact upon either the financial condition or operations of the Company.

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

         The following condensed consolidating financial information presents:

(1) Condensed consolidating statements of operations for the forty and twelve weeks ended October 8, 2000 and October 10, 1999, statements of cash flows for the forty week periods ended in each respective year and balance sheets as of October 8, 2000 and January 2, 2000 of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) the Company on a consolidated basis,

(2) Elimination entries necessary to consolidate Sbarro, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

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






                                 Pg. 13

                          SBARRO, INC. AND SUBSIDIARIES
              Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                                                Condensed Consolidating Statement of Operations
                                                   For the forty weeks ended October 8, 2000


                                                      Guarantor          Nonguarantor                     Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations          Total
Revenues:
     Restaurant sales            $119,584      $136,445            $14,627                 $    -         $270,656
     Franchise related income       9,103            -                 -                       -            9,103
     Intercompany credits               -        11,924                -                (11,924)               -
                             ------------      --------           -----------         ---------         -------------
         Total revenues           128,687       148,369            14,627               (11,924)           279,759

Costs and expenses:
     Cost of food and paper
       products                  21,388           27,696            4,043                     -            53,127
     Restaurant operating
        expenses:
       Payroll and other
         employee benefits      30,062              39,697             5,497                      -            75,256
Occupancy and other             39,392               41,516             3,914                      -           84,822
     Depreciation and
        amortization             13,841               9,646                623                     -             24,110
     General and administrative   8,936              10,107                709                     -           19,752
     Intercompany charges        11,924                 -                  -                (11,924)              -
     Other operating income      (2,502)             (1,521)                 -                -                 (4,023)
                               -----------         -----------       -----------      -----------            ------------
       Total costs and expenses 123,041             127,141              14,786           (11,924)               253,044
                               ----------          ----------           --------          --------             ---------

Operating income (loss)             5,646              21,228               (159)                -                26,715

Interest (expense) income:
     Interest expense             (22,986)              (775)                (76)                -              (23,837)
     Interest income                1,970                   -             (1,003)                -                   967
                               ----------      --------------          ----------    -------------           -----------
     Net interest (expense) income   21,016             (775)             (1,079)                -              (22,870)
                                  ---------       -----------          ----------    -------------           -----------

Income (loss) before
     income taxes                 (15,370)            20,453              (1,238)               -                  3,845
Income taxes (benefit)             (5,968)               770                 (46)               -                 (5,244)
                                ----------          ---------           ---------      ----------                --------

Net income (loss)                 $(9,402)          $19,683              $(1,192)        $     -                 $9,089
                                ==========          =========            ========       ========                 =======














                                       Pg. 14

                          SBARRO, INC. AND SUBSIDIARIES
                  Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                                                Condensed Consolidating Statement of Operations
                                                   For the forty weeks ended October 10, 1999

                                                      Guarantor          Nonguarantor                      Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations           Total
Revenues:

     Restaurant sales              $117,190             $137,147       $10,685            $    -            $265,022
     Franchise related income         6,750                 -                 -                -               6,750
     Intercompany credits               -               13,973                -          (13,973)                 -
                             ------------            --------        -----------        ----------         -------------
         Total revenues            123,940             151,120          10,685            (13,973)           271,772

Costs and expenses:
     Cost of food and paper
       products                    22,327              29,814              2,785               -              54,926
Restaurant operating
        expenses:
       Payroll and other
         employee benefits        30,111               39,118              3,176                -              72,405
       Occupancy and other        37,584              40,714              3,057                 -              81,355
     Depreciation and
        amortization               7,956               9,605                465                   -            18,043
     General and administrative    8,761               9,072                555                (554)           17,804
     Intercompany charges         13,973                  -                  -             (13,973)                -
     Other operating income       (2,329)             (1,815)              (10)                554             (3,600)
                                  --------         -----------           --------      ----------             -----------
       Total costs and expenses  118,353            126,508              10,028          (13,973)               240,916
                                ----------         ----------           --------         ---------             ---------

Operating income (loss)             5,587              24,612                657                 -                30,856

Interest (expense) income:
     Interest expense               (980)                   -                  -                 -                  (980)
     Interest income                3,679                   -                  -                 -                 3,679
                                 --------        ------------        -----------    --------------             ---------
     Net interest (expense) income   2,699                  -                  -                 -                 2,699
                                  --------       ------------        -----------    --------------             ---------

Income  before
     income taxes                 8,286              24,612                 657                     -            33,555
Income taxes                      3,167               9,426                253                  -               12,846
                                 --------           ---------            -------         --------             ----------

Net income                       $5,119             $15,186               $404            $     -              $20,709
                                 ========           =========             ======         ========              ========      ======
















                                     Pg. 15

                          SBARRO, INC. AND SUBSIDIARIES
                 Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                                                Condensed Consolidating Statement of Operations
                                                   For the twelve weeks ended October 8, 2000

                                                      Guarantor          Nonguarantor                       Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations           Total
Revenues:
     Restaurant sales       $37,586             $42,493              $4,913            $        -          $84,992
  Franchise related income    2,522                   -                  -                      -            2,522
     Intercompany credits         -              3,881                   -                (3,881)             -
                              -----------      --------               ----------           -------           -----------
         Total revenues      40,108              46,374              4,913                 (3,881)          87,514
                                                                                                                           -
Costs and expenses:
     Cost of food and paper
       products               6,717               8,732              1,388                      -           16,837
Restaurant operating
        expenses:
       Payroll and other
         employee benefits   7,228               13,892              1,842                      -            22,962
       Occupancy and other   13,287              11,096              1,407                      -            25,790
     Depreciation and
        amortization          4,252               3,117                225                      -            7,594
     General and administrative 3,017              2,671                 201                     -             5,889
     Intercompany charges       3,881                  -                  -                (3,881)                 -
     Other operating income     (678)               (411)               -                -                   (1,089)
                                ----------          ----------       -----------      -----------               ---------
       Total costs and expenses   37,704              39,097             5,063             (3,881)               77,983
                               ----------           ---------           --------           -------            ----------

Operating income (loss)            2,404                7,277             (150)                 -                  9,531

Interest (expense) income:
     Interest expense              (6,896)               (335)               (21)               -                 (7,252)
     Interest income                   636                  -               (304)               -                    332   Net
                                  --------         ----------             -------     -----------                --------
interest (expense) income          (6,260)              (335)               (325)               -                 (6,920)
                                 ---------         ----------           ---------     -----------               ---------

Income  (loss) before
     income taxes                (3,856)               6,942                (475)               -                 2,611
Income taxes (benefit)              (50)                 233                (18)                -                   165
                               -----------            -------           ---------        --------                -------

Net income (loss)               $(3,806)             $6,709               $(457)          $     -                $2,446
                                ==========           ========             =======        ========                =======   =
















                                     Pg. 16

                    SBARRO, INC. AND SUBSIDIARIES
           Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                                                Condensed Consolidating Statement of Operations
                                                  For the twelve weeks ended October 10, 1999

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Revenues:
     Restaurant sales         $37,841              $44,328             $3,802             $    -              $85,971
Franchise related income        2,418                    -                  -                -                  2,418
     Intercompany credits           -                4,258                  -              (4,258)                  -
                              -----------          -------             ---------          --------           -----------
         Total revenues         40,259              48,586              3,802             (4,258)              88,389
                                                                                                                           -

Costs and expenses:
     Cost of food and paper
       products                  7,179               9,750                1,016                 -              17,945
Restaurant operating
        expenses:
       Payroll and other
         employee benefits      9,738               12,330              762                     -               22,830
       Occupancy and other       9,762              14,202               1,267                  -               25,231
     Depreciation and
        amortization             2,624               2,992                149                   -               5,765
     General and administrative  4,312                 991                278                (200)               5,381
     Intercompany charges        4,258                      -                  -           (4,258)                     -
     Other operating income       (358)               (728)             (154)             200                   (1,040)
                               ----------           ---------           --------         --------               ---------
       Total costs and expenses  37,515              39,537              3,318             (4,258)                76,112
                               ----------           ---------           --------           -------              --------

Operating income (loss)             2,744               9,049              3,318                 -                12,277

Interest (expense) income:
     Interest expense               (980)                   -                  -                 -                  (980)
     Interest income                1,055                   -                  -                 -                  1,055
                                ---------         -----------         ----------        ----------              ---------
     Net interest (expense) income    75               -                  -                 -                     75
                                  -----------     -----------         ----------        ----------            -----------

Income  before
     income taxes                 2,819               9,049                 484                 -               12,352
Income taxes                      1,091               3,511                187                  -                4,789
                                ---------             -------            -------         --------             ----------

Net income                       $1,728              $5,358               $297                  -               $7,563
                                 ========            ========             ======         ========               ========
















                                     Pg. 17

                          SBARRO, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                     Condensed Consolidating Balance Sheet
                              As of October 8, 2000

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total

Cash and cash equivalents         $14,066              $3,480               $522             $            -      $18,068
Restricted cash for untendered
    shares                         188                   -                     -                -                 188
Receivables                      4,060              1,241                  82                      -            5,383
Inventories                      1,263               1,509                217                      -            2,989
Prepaid expenses and other        4,085               2,217                187                  -               6,489
                                ---------            --------            -------           ------         --------------
    Total current assets         23,662               8,447              1,008                 -                33,117
Intercompany receivables             -             177,031                    -            (177,031)                -
Investment in subsidiaries       65,469                    -                  -            (65,469)                 -
Net property, plant and
    equipment                    51,197              91,075             14,624                   -             156,896
Intercompany  receivables
    - long term                  3,579                    -                  -          (3,579)                    -
Intangibles and other assets, net  231,120            1,008              (1,617)         (17,363)              213,148
                                 -----------       ----------         -----------     -----------         --------------
     Total assets               $375,027            $277,561           $14,015          $(263,442)           $403,161
                               ==========          ==========         ==========       ==========        ===============

Amounts due for untendered
    shares                     $188                   $     -             $    -          $     -             $188
Accounts payable and accrued
    expenses                   31,782                 433              3,228                    -           35,443
Accrued interest               2,259                         -                  -                -            2,259
Current portion of mortgage
    payable                           -               129                    -                -             129
                               ----------           ---------          ---------         --------       ----------------
     Total current liabilities  34,229              562              3,228                      -           38,019

Intercompany payables          177,031                    -          15,593               (192,624)              -
Long-term debt, net of
    current portion            251,602               15,811                  -                -             267,413
Intercompany payables -
    long term                      -                3,579                        -           (3,579)              -
Common stock                       71                    -                  -                -                   71
Additional paid-in capital         10                65,469             1,770               (67,239)              10
Retained earnings (deficit)   (87,916)              192,140             (6,576)               -                97,648
                                  --------         ----------             -------     -----------              ---------
     Total stockholders' equity
       (deficiency)              (87,835)           257,609               (4,806)         (67,239)         97,729
                                 ---------        -----------             -------         --------       ---------------
     Total liabilities and
       stockholders' equity    $375,027            $277,561            $14,015          $(263,442)        $403,161
                               ==========          ==========          =========        ==========        ==============











                                     Pg. 18

                                   SBARRO, INC. AND SUBSIDIARIES
                    Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):


                      Condensed Consolidating Balance Sheet
                              As of January 2, 2000

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total

Cash and cash equivalents         $27,853              $4,391             $1,270           $    -                $33,514
Restricted cash for untendered
     shares                           298                   -                  -                -                    298
Receivables                         3,485                 829                 53                -                  4,367
Inventories                         1,594               1,963                129                -                  3,686
Prepaid expenses and other          2,234                (378)                49                -                  1,905
                                  -------              -------           -------            -----                -------
     Total current assets          35,464               6,805              1,501                -                 43,770
Intercompany receivables                -             172,769                  -         (172,769)                     -
Investment in subsidiaries         66,237                   -                  -          (66,237)                     -
Net property, plant and
     equipment                     47,568              82,215              7,449                -                137,232
Intercompany receivables
     - long term                   19,897                   -                  -         (19,897)                      -
Intangibles and other assets, net  247,180                706              1,433         (12,488)                236,831
                                 ---------        -----------           --------      -----------              ---------
     Total assets                $416,346            $262,495            $10,383       $(271,391)               $417,833
                                 ========            ========            =======       ==========               ========

Amounts due for untendered
     shares                          $298               $   -              $   -            $   -                   $298
Accounts payable and accrued
     expenses                      38,587                 759              2,736                -                 42,082
Accrued interest                    7,480                   -                  -                -                  7,480
Income taxes                          986               (180)               (52)                -                    754
                                 --------               -----             ------          -------                -------
     Total current liabilities     47,351                 579              2,684                -                 50,614

Intercompany payables             172,769                   -             10,718        (183,487)                      -
Long-term debt, net of
     current portion              251,310                   -                  -                -                251,310
Deferred income taxes               5,629                   -                  -                -                  5,629
Intercompany payables
     - long term                        -              19,897                  -         (19,897)                      -
Common stock                           71                   -                  -                -                     71
Additional paid-in capital             10              66,237              1,770         (68,007)                     10
Retained earnings (deficit)      (60,794)             175,782             (4,789)               -                110,199
                                 --------             -------             -------   -------------                -------
     Total stockholders' equity
       (deficiency)              (60,713)             242,019             (3,019)        (68,007)                110,280
                                 --------             -------             -------        --------                -------
     Total liabilities and
       stockholders' equity      $416,346            $262,495            $10,383       $(271,391)               $417,833
                                 ========            ========            =======       ==========               ========







                                     Pg. 19

                          SBARRO, INC. AND SUBSIDIARIES
                 Notes To Consolidated Financial Statements (continued)
8.       Guarantor and non-guarantor financial statements (continued):

                 Condensed Consolidating Statement of Cash Flows
                    For the forty weeks ended October 8, 2000

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Operating activities:
Net income (loss)                 $(9,402)      $19,683                  $(1,192)           $   -                    $9,089
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization 15,028          9,601               624                      -                    25,253
     Deferred taxes                (5,629)                  -                  -                -                    (5,629)
     Changes in operating assets
      and liabilities:
      Increase in receivables        (432)               (412)               (29)               -                      (873)
      Decrease (increase) in inventories 330         455                     (88)               -                       697
      Increase in prepaid
        expenses                  (1,852)              (2,594)              (138)               -                    (4,584)
      (Decrease) increase in
        other assets               (6,175)                84            2,043       4,875                               827
      (Decrease) increase in accounts
         payable and accrued expenses(6,706)           (586)           492                      -                    (6,800)
      Decrease in accrued
        interest payable          (5,221)                   -                  -                -                    (5,221)
      (Decrease) increase in
        income taxes payable         (986)              180                 52                  -                      (754)
                                 ---------        -----------         ----------      -----------                 -------
Net cash (used in) provided by
   operating activities           (21,045)           26,411              1,764            4 875                      12,005
                                  --------         ----------          ---------        ---------              ---------

Investing activities:
Purchases of property and
   equipment                       (4,708)             (7,269)            (7,387)               -                   (19,364)
                                   -------             -------            -------      ----------                  --------
Net cash used in investing activities(4,708)           (7,269)            (7,387)               -                   (19,364)
                                     -------           -------            -------      ----------                   --------

Financing activities:
Proceeds from mortgage                  -        16,000                        -                -                    16,000
Mortgage principal repayments           -                 (60)                 -                -                       (60)
Cost of mortgage                        -            (387)                     -                -                      (387)
Loan to officer                    (2,000)                  -                  -                -                    (2,000)
Distributions to shareholders     (21,640)                  -                  -                -                   (21,640)
Intercompany balances           35,606                (35,606)           4,875            (4,875)                    -
                              -----------             --------         ---------          --------              ------------
Net cash (used in) provided
   by financing activities      11,966                (20,053)           4,875             (4,875)                   (8,087)
                            -------------            ---------         ---------           -------                  -------

Decrease in cash and cash
   equivalents                    (13,787)               (911)              (748)               -                   (15,446)
Cash and cash equivalents
   at beginning of period        27,853               4,391              1,270                 -                     33,514
                              -----------           ---------           --------          -------                   ---------

Cash and cash equivalents
   at end of period             $14,066              $3,480              $522            $      -                     $18,068
                                =========            ========            =======         ========               =============

Supplemental disclosure of cash flow information:
Cash paid during the period
   for income taxes              $3,110                $557                $44          $      -                      $3,711
                                =========              ======              =====        ==========             ==============
Cash paid during the period
   for interest                 $27,022                $775                $82         $       -                     $27,879
                                =========              ======             ======       ==========                ============

                                     Pg. 20

                          SBARRO, INC. AND SUBSIDIARIES
               Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                 Condensed Consolidating Statement of Cash Flows
                   For the forty weeks ended October 10, 1999

                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Operating activities:
Net income                        $5,119        $15,186                 $404                $   -                  $20,709
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization  8,017           9,605                465                      -                    18,087
     Deferred taxes                    (538)                -                  -                -                   (538)
     Changes in operating assets
      and liabilities:
      (Increase)  in receivables     (1,173)             (41)                (29)               -                 (1,243)
      Decrease in inventories        105          162                          -                -                267
      Increase in prepaid expenses   (2,702)           (2,248)              (110)               -                 (5,060)
      Increase (decrease) in other assets1,691         (1,974)                34          (681)                   (930)
      Increase (decrease) in accounts
         payable and accrued expenses 1,551             (268)          1,312                    -                  2,595
      Increase in accrued interest payable935               -                  -                -                    935
      Decrease in income taxes payable  (3,784)         (96)                 -                  -                 (3,880)
                                      ---------   ------------       -----------         --------               ---------
Net cash provided by
   operating activities             9,221           20,326             2,076                 (681)              30,942
                                  ---------       -----------        -----------        ----------            ----------

Investing activities:
Purchases of property and
   equipment                        (11,850)           (5,794)            (1,221)               -                (18,865)
                                    --------           -------            -------      ----------                --------
Net cash used in investing
   activities                       (11,850)           (5,794)            (1,221)               -                (18,865)
                                    --------           -------            -------      ----------                --------

Financing activities:
Proceeds from exercise of
   stock options                        426              -                  -                   -                    426
Proceeds from long-term debt        251,211                 -                  -                -                251,211
Cost of merger and related financing(411,000)               -                  -                -               (411,000)
Accrued or previously paid merger costs2,828                -                  -                -                  2,828
Intercompany balances              16,756             (16,756)            (681)              681                     -
                               ------------           --------         ----------          ------              ---------
Net cash (used in) provided
   by financing activities       (139,779)            (16,756)             (681)             681               (156,535)
                               -------------        ----------            -------          ------            -----------

(Decrease) increase in cash and
   cash equivalents             (142,408)              (2,224)              174                 -            (144,458)
Cash and cash equivalents
   at beginning of period         148,134             6,268                  507                -          154,909
                                -----------          --------               ----         --------         --------------
Cash and cash equivalents
   at end of period                $5,726            $4,044                $681          $      -          $10,451
                                   ========          ========              =====         ========          =============

Supplemental disclosure of cash flow information:
Cash paid during the period
   for income taxes               $15,164            $1,569                 $10         $      -                 $16,743
                                 ==========          ========               ====        =========              =========
Cash paid during the period
   for interest     $         -                  $        -             $     -         $      -            $          -
                   ==============                ============           ========        =========           ============



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

The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:

                                            40 Weeks       40 Weeks       12 Weeks       12 Weeks
                                              Ended          Ended          Ended          Ended           Fiscal Year
                                            10/08/00       10/10/99       10/08/00       10/10/99        1999          1998
                                            --------       --------       --------       --------        ----          ----
Company-owned restaurants:
   Opened during period                       7               18            2               9           24              25
   Acquired from (sold to)
     franchisees during period-net              -             -              -              -            (1)             1
   Closed during period                       (11)            (9)           (3)           (4)             (9)          (20)
                                           -------          -----         ------       -------         ------        ------
   Open at end of period (1)                634              633        634               633         638              624

Franchised restaurants:
   Opened during period                      28               34          11               15           49              43
   Purchased from (sold to)
     Company during period-net                 -           -                 -              -              1            (1)
   Closed or terminated during period        (15)            (24)            (2)         (11)            (32)          (13)
                                            -----           -----           ----       -------           ----         -----
   Open at end of period                      299            278        299            278               286           268

All restaurants:
   Opened during period                    35                52            13              24           73              68
   Closed or terminated during period         (26)          (33)           (5)            (15)           (41)          (33)
                                             -----         -----           ---            ----          -----         -----
   Open at end of period (1)            933                 911        933                911         924              892

Kiosks (all franchised) open at
   end of period                              5               6            5                6             4              8


(1) Excludes 31, 24, 26 and 19 new concept units as of October 8, 2000, October 10, 1999, fiscal 1999 and fiscal 1998, respectively.






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

The going private transaction and certain other transactions described in Notes 2, 3, 4 and 5 of the Notes to the Consolidated Financial Statements have affected the comparability of the interest income, depreciation and amortization, interest expense and income tax line items in our consolidated statements of operations for the forty and twelve weeks ended October 8, 2000 as compared to the comparable period in fiscal 1999 (see below).

Our consolidated EBITDA for the forty weeks ended October 8, 2000 was $50.8 million and our EBITDA margin was 18.2%, compared to $48.9 million and 18.0%, respectively, for the forty weeks ended October 10, 1999. Our consolidated EBITDA for the twelve weeks ended October 8, 2000 was $17.1 million and our EBITDA margin was 19.6% compared to $18.0 million and 20.4%, respectively, for the twelve weeks ended October 10, 1999. EBITDA represents earnings before cumulative effect of change in accounting method, interest income, interest expense, taxes, depreciation and amortization. EBITDA margin represents EBITDA divided by the sum of restaurant sales and franchise related income. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Rather, EBITDA is presented because it is a widely accepted supplemental financial measure, and we believe that it provides relevant and useful information. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

Restaurant sales from Sbarro-owned units and consolidated new concept joint venture units increased by $5.6 million or 2.1% to $270.7 million for the forty weeks ended October 8, 2000 from $265.0 million in the forty weeks ended October 10, 1999. Restaurant sales from those same units decreased by $1.0 million or 1.1% to $85.0 million for the twelve weeks ended October 8, 2000 from $86.0 million in the twelve weeks ended October 10, 1999. Sales from new concept units contributed $14.6 million and $4.9 million for the forty and twelve weeks ended October 8, 2000, respectively, compared to $10.7 million and $3.8 million for the forty and twelve weeks ended October 10, 1999. The increase in overall restaurant sales in the comparable forty week period of fiscal 2000 resulted primarily from a higher number of new concept units being in operation in the current fiscal year than the comparable period in 1999 and selective menu price increases of approximately 2.8% at Sbarro units which became effective in September 1999. The decrease in sales at Sbarro-owned units in the third quarter of 2000 from the same quarter in 1999 resulted from a greater reduction in revenues from closed units than the increase in revenue from new units due to lower net new unit openings in fiscal 2000 than in

                                     Pg. 23
fiscal 1999. Comparable Sbarro unit sales decreased 0.5% for the twelve weeks ended October 8, 2000 as compared to the same period in fiscal 1999 and increased 0.4% for the first forty weeks of fiscal 2000 over the same forty week period of the 1999 fiscal year. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal year.

Franchise related income increased 34.9% to $9.1 million for the forty weeks ended October 8, 2000 from $6.8 million in the forty week period ended October 10, 1999. The increase for the third quarter of fiscal 2000 was 4.3% to $2.5 million from $2.4 million for the same quarter of fiscal 1999. The increases resulted from greater continuing royalties due to a higher number of franchise units in operation in the fiscal 2000 periods than in the comparable 1999 period, higher area development and initial franchise fees in each of the first three quarters of fiscal 2000 than the comparable periods of fiscal 1999 and, approximately $1.5 million recognized in the second quarter of fiscal 2000 related to the termination of our development agreement and the closing of all Sbarro locations in Japan. During the first quarter of 2000, we entered into area development agreements in specific domestic and international venues and markets with two major food service operators. We believe these agreements will increase the rate of growth in our franchise operations.

Cost of food and paper products as a percentage of restaurant sales improved to 19.6% and 19.8% for the forty and twelve weeks ended October 8, 2000, respectively, from 20.7% and 20.9%, respectively, for the comparable 1999 fiscal periods. These improvements were primarily due to lower average cheese prices during fiscal 2000 and the impact of the menu price increases described above.

Restaurant operating expenses - payroll and other employee benefits increased to 27.8% of restaurant sales in the forty weeks ended October 8, 2000 from 27.3% of restaurant sales in the forty weeks ended October 10, 1999. For the third quarter of fiscal 2000 and 1999, these expenses represented 27.0% and 26.6%, respectively, of restaurant sales. These increases were primarily due to the tight labor market, resulting in pressures on wages and salaries and associated increases in amounts paid for payroll taxes. Congress has passed bills which, if signed and implemented, would increase the minimum wage by $1.00 per hour over a two to three year period and increase the Company's labor costs for certain of its hourly employees. This is also expected to result in wage increases for hourly employees that are paid in excess of the proposed minimum wage level.

Restaurant operating expenses - occupancy and other expenses increased to 31.3% of restaurant sales in the forty weeks ended October 8, 2000 from 30.7% in the forty weeks ended October 10, 1999. These expenses represented 30.3% and 29.3% of restaurant sales for the twelve weeks ended October 8, 2000 and October 10, 1999, respectively. These increases were attributable principally to increases in rent and utility costs.

Depreciation and amortization expense increased by $6.1 and $1.8 million in the forty and twelve weeks ended October 8, 2000, respectively, over the forty and twelve week period ended October 10, 1999, respectively, primarily as a result of the amortization of the excess of the purchase

                                  Pg. 24
price over the cost of net assets  acquired in connection with the completion of
the  going  private   transaction  on  September  28,  1999.  In the third
quarter of fiscal 2000, we recorded additional amortization of $0.3 million for the period from September 29, 1999 to July 10, 2000 in connection with recording of the purchase price allocation for the going private transaction.

General and administrative expenses were $19.8 million, or 7.0% of total revenues, for the forty weeks ended October 8, 2000, compared to $17.8 million, or 6.6% of total revenues, for the forty weeks ended October 10, 1999. For the twelve weeks ended October 8, 2000 and October 10, 1999, general and administrative expenses were $5.9 million, or 6.7% of total revenues, compared to $5.4 million, or 6.1% of total revenues, respectively. These increases were primarily due to higher payroll costs due to the tight labor market, expanding franchise and new concept operations and increases in various field human resource functions.

Other operating income increased by $0.4 million to $4.0 million for the forty weeks ended October 8, 2000 from the comparable fiscal 1999 period primarily as a result of income, net of expenses, generated from the leasing of substantially all of our corporate headquarters building not occupied by Sbarro to third parties and an increase in equity earnings of new concept joint ventures accounted for under the equity method of accounting. Other operating income for the twelve weeks ended October 8, 2000 increased nominally over the comparable period in fiscal 1999.

Interest expense of $23.8 million for the first three quarters and $7.3 million for the third quarter of 2000 relate to the Senior Notes and mortgage discussed in Notes 2 and 3 and line fees for unused borrowing capacity under the Credit Agreement. Results for the third quarter of 1999 included interest only from the September 28, 1999 date of the Merger to the end of the quarter of $1.0 million. Of these amounts, $1.1 and $0.4 million for the forty and twelve weeks ended October 8, 2000 and $50,000 for each of the forty and twelve weeks ended October 10, 1999, represented non-cash charges for the accretion of the original issue discount on our Senior Notes and the amortization of deferred financing costs on both the Senior Notes and the Credit Agreement.

Interest income was approximately $1.0 million and $0.3 million for the forty and twelve week periods ended October 8, 2000, respectively, compared to $3.7 million and $1.1 million in the forty and twelve week periods ended October 10, 1999. As discussed elsewhere in this report, we used substantially all of our available cash on September 28, 1999 in order to fund the going private transaction. Therefore, we have a substantial reduction in our interest income for fiscal 2000. We will not realize the level of interest income as we have in the past unless and until we rebuild our cash position.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. As required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", we recognized a $5.6 million credit associated with the reversal of our deferred tax liabilities upon conversion to S corporation status in the first quarter of fiscal 2000. Under the provisions of Subchapter S, substantially all taxes on our income is now paid by our shareholders rather than us. Our tax expense for the first three

                                     Pg. 25
quarters of fiscal 2000 included $0.4 million (of which $0.2 million was recorded in the third quarter) for taxes owed to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income.

Liquidity and Capital Resources

We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in our joint ventures through cash generated from operations. Substantially all of our cash at September 28, 1999 was used to complete the going private transaction. As a result, at October 8, 2000, we had unrestricted cash and cash equivalents of $18.1 million and a working capital deficit of $4.9 million compared to unrestricted cash, cash equivalents and marketable securities of $10.5 million and a working capital deficit of $18.5 million at October 10, 1999.

As part of the going private transaction, we issued $255.0 million of Senior Notes and entered into a $30.0 million bank Credit Agreement. At October 8, 2000 we have $26.9 million of undrawn availability under the Credit Agreement, net of outstanding letters of credit and guarantees of reimbursement obligations currently aggregating approximately $2.5 million. In March 2000, we obtained a $16.0 million 8.4% mortgage loan on our corporate headquarters building and distributed an $18.0 million dividend to our shareholders and, in April 2000, we loaned $2 million to our Chairman and CEO. In addition, we have made $3.6 million of tax distributions (which are treated as dividends) to our shareholders in fiscal 2000 as discussed below.

Net cash generated in operating activities was $12.0 million for the forty weeks ended October 8, 2000 compared to $30.9 million generated during the forty weeks ended October 10, 1999. The $18.9 million reduction was primarily due to a $25.6 million increase in net interest expense related to the going private transaction partially offset by an improvement in operating income before depreciation and amortization.

Net cash used in investing activities primarily relates to capital expenditures, including investments made by our joint ventures. Net cash used in investing activities was $19.4 million for the forty weeks ended October 8, 2000 and $18.9 million for the forty weeks ended October 10, 1999.

Net cash used in financing activities was $8.1 million for the forty weeks ended October 8, 2000 compared to $156.5 million of cash used by financing activities for the comparable period in 1999. Financing activities through the third quarter of fiscal 2000, resulted primarily from cash dividends of $18.0 million and tax distributions of $3.6 million (see below) to our shareholders and a $2.0 million loan to our Chairman, President and CEO offset by $15.6 million of net proceeds from a loan secured by a mortgage on our corporate headquarters. Financing activities for the comparable period of 1999 resulted primarily from $408.2 million of cash used (net of accrued or previously paid Merger costs) to pay the Merger consideration and related Merger and financing costs offset by approximately $251.2 million of net proceeds raised through the private placement of the Senior Notes.

                                     Pg. 26

As a result of the going private transaction, we used substantially all of our cash on hand at September 28, 1999 and incurred approximately $255.0 million of debt. We will incur annual cash interest expense of approximately $29.7 million under the Senior Notes and mortgage loan and may incur additional interest expense for borrowings under our Credit Agreement. In addition to debt service, we expect that our other liquidity needs will relate to capital expenditures, working capital, investments in joint ventures, distributions to shareholders as permitted under the Indenture for the Senior Notes and the Credit Agreement and general corporate purposes. We expect our primary sources of liquidity to meet these needs will be cash flow from operations and availability under our Credit Agreement.

We believe that aggregate restaurant capital expenditures and our investments in joint ventures during the next twelve months will be moderately higher than levels in recent fiscal years.

We do not have any principal repayment obligations under the Senior Notes or our Credit Agreement until September 2009 and September 2004, respectively. We were in compliance with the various covenants in the Indenture for the Senior Notes, the Credit Agreement and the Mortgage as of October 8, 2000.

In March 2000, we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders. We and our shareholders will have a tax liability of approximately 46% of our taxable income. This tax rate is higher than our historical effective tax rate prior to 2000 due to (i) differences in tax rates between individual and corporate taxpayers, (ii) the timing differences previously accounted for as deferred taxes in our financial statements (which deferred taxes were eliminated upon our conversion to S corporation status) and
(iii) the effect of double taxation in those state and local jurisdictions that do not recognize S corporation status. The Indenture for the Senior Notes and the Credit Agreement permit us to make distributions to shareholders for taxes on our earnings and we made tax distributions of $3.6 million during the forty weeks ended October 8, 2000.

Historically we have paid dividends on our common stock to our shareholders. On March 13, 2000 our Board of Directors declared a dividend of $18.0 million. We expect that our Board of Directors will from time to time elect to pay dividends to our shareholders in amounts that will be based upon a number of factors, including our working capital needs, operating performance, debt service obligations and capital expenditure requirements. Distributions are subject to the limitations contained in the Indenture for the Senior Notes and the Credit Agreement. We believe that cash flow from operations will be sufficient to fund future growth and meet planned capital expenditure needs through fiscal 2001.






                                     Pg. 27

Forward Looking Statements

This report (and other reports and statements issued by us and our officers from time to time) contains certain forward-looking statements about our financial condition, results of operations, future prospects and business. These include statements regarding our intent, belief, expectations, strategies or projections at that time. These statements generally contain words such as "may", "should", "seeks", "believes", "expects", "intends", "plans", "estimates", "projects", "strategy" and similar expressions or the negative of those words.

Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to, general economic, weather and business conditions; the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms; changes in consumer tastes; changes in population and traffic patterns; our ability to continue to attract franchisees; the success of our present, and any future, joint ventures and other expansion opportunities; the availability of food (particularly cheese and tomatoes) and paper products at reasonable prices; increases occurring in the Federal minimum wage; the loss of services of members of our senior management team; our ability to attract competent restaurant and executive managerial personnel; competition; government regulations; our ability to generate sufficient cash flow to make interest payments and principal under our Senior Notes and Credit Agreement; the effects which restrictions imposed on us under the Indenture for the Senior Notes and the Credit Agreement may have on our ability to operate our business; and our ability to repurchase Senior Notes to the extent required and make repayments under the Credit Agreement to the extent required in the event we make certain asset sales or experience a change of control.

Because forward-looking statements are subject to risks and uncertainties, you are cautioned not to place undue reliance on these statements, which speak only as of the date of this report. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report, other than as required by law. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements.

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


                                     Pg. 28

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



                                                     SBARRO, INC.
                                                     Registrant


Date:    November 21, 2000          By:    /s/MARIO SBARRO
         -----------------                  ----------------------------------
                                           Mario Sbarro
                                           Chairman of the Board and President
                                           (Principal Executive Officer)



Date:    November 21, 2000          By:    /s/ROBERT G. ROONEY
         -----------------                  -----------------------------------
                                           Robert G. Rooney
                                           Senior Vice President and Chief
                                           Financial Officer (Principal
                                           Financial Officer)



Date:    November 21, 2000          By:     /s/STEVEN B. GRAHAM
         -----------------                  ----------------------------------
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