Form 10-K
period 2000-12-31
SBARRO INC
filed 2001-04-02
CIK 766004

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ----



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

         The registrant's common stock is not publicly-held nor publicly traded.

         The number of shares of Common Stock of the registrant outstanding as of March 15, 2001 was 7,064,328.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None



--------------------------------------------------------------------------------











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

         Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to, general economic, weather and business conditions; the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms; changes in consumer tastes; changes in population and traffic patterns; our ability to continue to attract franchisees; the success of the our present, and any future, joint ventures and other expansion opportunities; the availability of food (particularly cheese and tomatoes) and paper products at current prices; our ability to pass along cost increases to our customers; no material increase occurring in the Federal minimum wage; the continuity of services of members of our senior management team; our ability to attract and retain competent restaurant and executive managerial personnel; competition; the level of, and our ability to comply with, government regulations; our ability to generate sufficient cash flow to make interest payments and principal under our senior notes and credit agreement; the effects which restrictions imposed on us under the Indenture for the senior notes and the credit agreement may have on our ability to operate our business; and our ability to repurchase Senior Notes to the extent required and make repayments under our credit agreement to the extent required in the event we make certain asset sales or experience a change of control.

         You are cautioned not to place undue reliance on these statements, which speak only as of the date of the report. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report, other than as required by law. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

ITEM 1.  BUSINESS


                  Sbarro, Inc., a New York corporation, was organized in 1977 and is the successor to a number of family food and restaurant businesses developed and operated by the Sbarro family. Today, we are a leading owner, operator and franchisor of quick-service restaurants, serving a wide variety of Italian specialty foods with 939 restaurants worldwide at December 31, 2000. In addition since 1995, we have created, primarily through joint ventures, other restaurant concepts for the purpose of developing growth opportunities in addition to the Sbarro restaurants. We presently operate 34 new concept units through joint ventures or wholly owned subsidiaries. (See "New Concept Development", below.)

                  Going Private Transaction

                  On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of our common stock) became the holders of 100% of our issued and outstanding common stock as a result of a merger in which
(i) a company owned by the members of the Sbarro family merged with and into us,
(ii) our shareholders (other than the members of the Sbarro family and the company owned by them) received the right to receive $28.85 per share in cash in exchange for the approximately 13.5 million shares of our common stock not owned by the members of the Sbarro family, and (iii) all outstanding stock options, including stock options held by the members of the Sbarro family, were terminated in exchange for a cash payment equal to the number of shares subject to the options multiplied by the excess, if any, of $28.85 over the applicable option exercise price. The cost of the merger, including fees and expenses, was funded through the use of substantially all of the our cash on hand and the placement of $255.0 million of 11.0% Senior Notes due September 15, 2009 (the "Senior Notes") sold at a price of 98.514% of par to yield 11.25% per annum. The Senior Notes were issued under an Indenture dated September 28, 1999 (the "Indenture"). We also entered into a five year, $30 million unsecured senior revolving bank credit facility under a Credit Agreement dated as of September 23, 1999 (the "Credit Agreement"). The Credit Agreement provides an unsecured senior revolving credit facility which enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30.0 million, including a $10.0 million sublimit for standby letters of credit. Our payment obligations under the Senior Notes and the Credit Agreement are jointly, severally, unconditionally and irrevocably guaranteed by all of our current Restricted Subsidiaries (as defined in the Indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries. See "Selected Financial Data" included in Item 6 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report, "Financial Statements and Supplementary Data" included in Item 8 of the report and "Certain Relationships and Related Transactions" included in Item 13 of this report.

                  General

                  We are a leading owner, operator and franchisor of quick service restaurants, serving a wide variety of Italian specialty foods. Under the "Sbarro" and "Sbarro The Italian Eatery" names, we developed one of the first quick-service concepts that extended beyond offering one primary specialty item, such as pizza or hamburgers. Our diverse menu offering includes pizza, pasta and other hot and cold Italian entrees, salads, sandwiches, cheesecake and other desserts and beverages. All of our entrees are prepared fresh daily in each restaurant using special recipes developed by us. We focus on serving our customers generous portions of high quality Italian-style food at attractive prices. We believe that the Sbarro concept is unlike other quick-service Italian restaurants due to its diverse menu selection and its fast, cafeteria-style service.

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

                  In addition, since 1995, we have created and operated, through joint ventures, other casual and fine dining concepts for the purpose of developing growth opportunities in addition to our Sbarro restaurants.

                  As of December 31, 2000, we operated 939 quick service restaurants, consisting of 636 Company-owned and 303 franchised restaurants located in 48 States, the District of Columbia, the Commonwealth of Puerto Rico, certain United States territories and 21 countries throughout the world, and, with our joint venture partners or in wholly owned subsidiaries, 33 casual and fine dining restaurants featuring varying cuisines.

                  Restaurant Expansion

                  We have grown from 103 Sbarro-owned or franchised quick service restaurants at the time of our initial public offering in 1985 to 939 as of December 31, 2000 excluding 33 new concept units. During 2000, 49 new Sbarro restaurants were opened, of which 13 were Company-owned and 36 were franchised, 16 Company-owned and 18 franchised units were closed and one unit that had been a franchise unit became a Company-owned unit. In addition, we and joint ventures in which we participate opened seven casual and fine dining units in 2000. (See "New Concept Development" below).

                  The following table summarizes the number of Sbarro-owned and franchised quick service restaurants in operation during each of the years from 1996 through 2000:

                                                                 Fiscal Year
                                                          -------------------------------

                                                2000          1999       1998      1997     1996
Company-owned Sbarro restaurants:
 Opened during period  (1)                    13                24         25       28       26
 (Sold to) acquired from franchisees
   during period                               1                (1)         1        4        1
 Closed during period  (2)                  (16)                (9)       (20)      (8)      (4)
                                            ----                ---       ----      ---      ---
 Open at end of period (3)                   636               638        624      618      594

Franchised Sbarro restaurants:
 Opened during period                           36              49         43       47       36
 Acquired from (sold to) Company
    during period                            (1)                 1         (1)      (4)      (1)
 Closed or terminated during period         (18)               (32)       (13)     (23)     (16)
                                            ----               ----       ----     ----     ----
 Open at end of period                         303             286        268      239      219

All Sbarro restaurants:
 Opened during period  (1)                    49                73         68       75       62
 Closed or terminated during period  (2)    (34)               (41)       (33)     (31)     (20)
                                            ----               ----       ----     ----     ----
 Open at end of period  (3)                  939                924       892      857       813

Kiosks  (all franchised) open at end of year    5               4          8        7         7



     (1) Excludes 7, 7, 7, 5 and 7 new concept units opened during the respective fiscal years.

     (2) See Note (3) to "Selected Financial Data" in Item 6 of this Report for information with respect to charges in 1998, 1997 and 1995 relating to the closing and planned closing of certain Company-owned units.

     (3) Excludes 33, 26, 19, 14 and 8 new concept units at the end of the respective fiscal years.

                  Traditional Quick Service Concept and Menu

                  Sbarro quick service restaurants are family oriented, offering quick, efficient, cafeteria and buffet style service designed to minimize customer waiting time and facilitate table turnover. The decor of a Sbarro restaurant incorporates a contemporary motif that blends with the characteristics of the surrounding area.

                  As of December 31, 2000, there were 256 "in-line" Sbarro restaurants and 676 "food court" Sbarro quick service restaurants. In addition, franchisees operated seven freestanding Sbarro restaurants. "In-line" restaurants, which are self-contained restaurants, usually occupy between 1,500 and 3,000 square feet, contain the space and furniture to seat approximately 60 to 120 people and employ 10 to 40 persons, including part-time personnel. "Food court" restaurants are primarily located in areas of shopping malls designated exclusively for restaurant use and share a common dining area provided by the mall. These restaurants generally occupy between 500 and 1,000 square feet and contain only kitchen and service areas. They frequently have a more limited menu than an "in-line" restaurant and employ 6 to 30 persons, including part-time personnel.

                  Sbarro restaurants are generally open seven days a week serving lunch, dinner and, in a limited number of locations, breakfast, with hours conforming to those of the major department stores or other large retailers in the mall or trade area in which they are located. Typically, mall restaurants are open to serve customers 10 to 12 hours a day, except on Sunday, when mall hours may be more limited. For Sbarro - owned restaurants open a full year, average sales in fiscal 2000 were $0.7 million for "in-line" restaurants and $0.5 million for "food court" restaurants.

                  Sbarro restaurants feature a menu of popular Italian food, including pizza with a variety of toppings, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, cheesecake and other desserts. In addition to soft drinks, a limited number of the larger restaurants serve beer and wine.

                  All of our entrees are prepared fresh daily in each restaurant according to special recipes developed by us. We place emphasis on serving generous portions of quality Italian-style food at attractive prices. Entree selections, excluding pizza, generally range in price from $2.79 to $6.69. We believe that pizza, which is sold predominantly by the slice, accounts for approximately 50% of Sbarro restaurant sales.

                  Substantially all of the food ingredients and related restaurant supplies used by the restaurants are purchased from a national independent wholesale food distributor which is required to adhere to established product specifications for all food products sold to our restaurants. Breads, pastries, produce, fresh dairy and certain meat products are purchased locally for each restaurant. Soft drink mixes are purchased from major beverage producers under national contracts. We believe that there are other distributors who would be able to service our needs and that satisfactory alternative sources of supply are generally available for all items regularly used in our restaurants.


                  Restaurant Management

                  Each Sbarro restaurant is managed by one general manager and one or two co-managers or assistant managers, depending upon the size of the location. Managers are required to participate in Sbarro training sessions in restaurant management and operations prior to the assumption of their duties. In addition, each restaurant manager is required to comply with an extensive operations manual containing procedures for assuring uniformity of operations and consistent high quality of products. We have a restaurant management bonus program that provides the management teams of Sbarro-owned restaurants with the opportunity to receive cash bonuses based on certain performance-related criteria of their location.

                  We employ area and regional directors, each of whom is typically responsible for the operations of 6 to 14 Sbarro-owned restaurants in a given area. Before each new restaurant opening, we assign an area or regional director to coordinate opening procedures. Area and regional directors recruit and supervise the managerial staff of all Sbarro-owned restaurants and report to one of the four regional vice presidents. The regional vice presidents coordinate the activities of the area and regional directors assigned to their areas of responsibility and report to the President of our Quick Service Division.

                  Franchise Development

                  Growth in franchise operations occurs through the establishment of new Sbarro restaurants by new franchisees and existing franchisees who have multi-unit franchise agreements. We rely principally upon our reputation and the strength of our existing restaurants, as well as to participation in national franchise conventions, to attract new franchisees.

                  As of December 31, 2000, we had 303 franchised Sbarro restaurants operated by 79 franchisees in 37 states of the United States as well as its territories and in 24 countries throughout the world. We are presently considering additional franchise opportunities in the United States and other countries. In certain instances, we have established franchise locations under territorial agreements in which we have granted, for specified time periods, exclusive rights to enter into franchise agreements for restaurant units in certain geographic areas (primarily foreign countries) or venues (primarily specified non-mall locations such as for certain toll roads or airports).

                  In order to obtain a franchise, we generally require payment of an initial fee and continuing royalties at rates of 3.5% to 10.0% of gross revenues. Franchise agreements entered into prior to 1988 generally have an initial term of 15 years with the franchisee having a renewal option provided that the agreement has not been previously terminated by either party for specified reasons. Since 1988, we have required the franchise agreements to end at the same time as the underlying lease, but generally in not less than ten nor more than twenty years. Since 1990, the renewal option has also been subject to conditions, including a remodel or image enhancement requirement. Franchise agreements granted under territorial agreements and those for non-traditional sites are at negotiated fees, royalty rates and terms and conditions other than those contained in our basic franchise agreement. The franchise and territorial agreements provide us with the right to terminate a franchisee for a variety of reasons, including insolvency or bankruptcy, failure to operate its restaurant according to standards, understatement of gross receipts, failure to pay fees, or material misrepresentation on an application for a franchise.

                  We presently employ fourteen management level individuals responsible for overseeing the operations of franchise units and for developing new units. These employees report to the President of our Franchising and Licensing Division.

                  New Concept Development

                  Since 1995, we have entered into several joint ventures to develop new restaurant concepts and established two concepts on our own to provide growth opportunities that leverage our restaurant management and financial expertise. Our joint ventures and other new concepts presently operate 33 restaurants. We have chosen to develop the joint ventures with restaurateurs experienced in the particular food area and we are actively involved in the day-to-day operations of each venture. These concepts are in various stages of development and expansion and we are considering additional concepts for potential development.

                  The following is a summary of our existing joint ventures and other new concepts:

o We have a 100% interest in a new concept that presently operates one moderately priced casual dining restaurant serving Italian food under the name "Mama Sbarro's" in a strip center location. The format is both quick-service and table service with take-out service available. We are planning to open additional sites of this concept.

         o We have a 100% interest in a concept that presently operates three moderately priced casual dining restaurants serving Italian food under the name "Tony and Bruno's" in strip center locations. The restaurants primarily provide table service and cater to families. Take-out service is also available. We are not planning to open additional sites of this concept.

         o We have a 100% interest in a joint venture that presently operates moderately priced casual family restaurants serving Italian food under the name "Umberto of New Hyde Park" in six mall and eight strip center locations. The format is both quick-service and table service. In the non-mall locations, take-out service is also available. One non-mall location was closed in 1998. In March 2001, we acquired the ownership interests of our 20% partner in this venture as of December 31, 2000 in connection with the settlement of litigation against this partner. See "Legal Proceedings" in Item 3 of this report for further discussion of the action. We do not plan to open any additional restaurants under this brand name at this time.

         o We have a 40% interest in a joint venture that presently operates six casual dining restaurants with a Rocky Mountain steakhouse motif under the name "Boulder Creek Steaks & Saloon." This venture also operates three fine dining steak restaurants under the names "Rothmann's Steakhouse" and "Burton & Doyle". We are planning to open additional sites of each type of restaurant.

         o We have a 70% interest in two moderately priced, table service restaurants featuring an Italian Mediterranean menu that operate under the names "Salute" and "Cafe Med" which are located in New York City. During 1997, this venture closed two other restaurants, resulting in a $3.3 million before tax, or $2.0 million after tax, charge to our earnings. An additional $1.0 million charge to earnings before tax, or $0.6 million after tax, was recorded in 1999 when we subsequently agreed to absorb a portion of our joint venture partners' losses on these units upon their disposition. We do not plan to open any additional restaurants in this group at this time.

         o We have a 100% interest in two moderately priced, table service restaurants featuring an Italian Mediterranean menu that operate under the names "BICE Ristorante" in Las Vegas and "The Grill on the Park" in New York City, each of which opened in the latter portion of 2000. There currently is another restaurant under construction in New York City that will be part of this venture. No further restaurants are planned in this group at this time.

         o We have a 50% interest in a joint venture which, in June 1999, acquired two Mexican style restaurants operating in strip centers under the name "Baja Grill". We are currently evaluating whether to expand this concept.

         o We have a 25% interest in a joint venture that was formed in 1999 that has operated one seafood restaurant under the name "Vincent's Clam Bar". There are no plans to open more restaurants under this name at this time.

                  All joint venture restaurants, except four Umberto of New Hyde Park mall units and one restaurant in Las Vegas, are presently located in the New York City metropolitan area. We are continually evaluating the operating performance of these ventures to assess their feasibility and future growth potential. We intend to seek to expand our existing ventures, if appropriate, and to develop new restaurant concepts either independently or through existing or new joint ventures. There can be no assurance as to the performance of the existing joint ventures or our ability to successfully identify and develop new concepts.

                  All of our new concepts presently operate through unrestricted subsidiaries which do not guarantee our Senior Notes and obligations under our Credit Agreement. As such, we have certain restrictions as to the financing we can provide to these new concepts and these entities are not subject to the restrictions contained in the Indenture and our Credit Agreement. Ventures in which we have a 50% or less interest are accounted for under the equity method of accounting.

     As of December 31, 2000, we had an aggregate investment in these unrestricted subsidiaries and joint ventures of approximately $33.8 million, which does not include guarantees of indebtedness and reimbursement obligations in respect of letters of credit in the aggregate amount of approximately $8.9 million and guarantees of certain real property lease obligations of these subsidiaries and related joint ventures. In addition, we have also sublet locations to, guaranteed all or portions of joint venture location leases and provided other credit enhancements for these joint ventures.

                  Employees

                  As of December 31, 2000, we employed approximately 6,800 persons, excluding employees of new concepts, of whom approximately 3,000 were full-time field and restaurant personnel, approximately 3,500 were part-time restaurant personnel and 300 were corporate administrative personnel. None of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory.

                  Competition

                  The restaurant business is highly competitive. Many of our direct competitors operate within the pizza restaurant segment. We believe we compete on the basis of menu selection, price, service, location and food quality. Factors that affect our and our franchisees' business operations include changes in consumer tastes, national, regional and local economic conditions, population, traffic patterns, changes in discretionary spending priorities, demographic trends, consumer confidence in food wholesomeness, handling and safety, weather conditions, the type, number and location of competing restaurants and other factors. There is also active competition for management personnel and attractive commercial shopping mall, center city and other locations suitable for restaurants. We compete in each market in which we operate with locally-owned restaurants, as well as with national and regional restaurant chains. Factors such as inflation and increased food, beverage, labor, occupancy and other costs could also adversely affect us and others in the restaurant industry.

                  Although we believe we are well positioned to compete in the quick-service Italian specialty food business because of our leading market position, focus, expertise and strong national brand name recognition, we could experience increased competition from existing or new companies and loss of market share, which could have an adverse effect on our operations.

                  Trademarks

                  Our Sbarro restaurants operate principally under the "Sbarro" and "Sbarro The Italian Eatery" service marks, which are registered with the United States Patent and Trademark Office for terms presently expiring in 2004 and 2001, respectively. Registered service marks may continually be renewed for 10 year periods. We have also registered or filed applications to register "Sbarro" and "Sbarro The Italian Eatery" in several other countries. We believe that these marks continue to be materially important to our business. The joint ventures to which we are a party have also applied for United States trademarks covering trade names used by them.

                  Governmental Regulation

         We are subject to various federal, state and local laws affecting our businesses, as are our franchisees. Each of our restaurants and those owned by our franchisees and joint ventures are subject to a variety of licensing and governmental regulatory provisions relating to wholesomeness of food, sanitation, health, safety and, in certain cases, licensing of the sale of alcoholic beverages. Difficulties in obtaining, or the failure to obtain, required licenses or approvals can delay or prevent the opening of a new restaurant in any particular area. Our operations and those of our franchisees and joint ventures are also subject to federal laws, such as minimum wage laws, the Fair Labor Standards Act and the Immigration Reform and Control Act of 1986. They are also subject to state laws governing such matters as wages, working conditions, employment of minors, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level.

                  We are also subject to Federal Trade Commission regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws require us to furnish to prospective franchisees a franchise offering circular containing prescribed information. We are currently registered to offer and sell franchises in six states and are currently exempt from the franchise registration requirements in five states based upon "large franchisor" exemptions, which are based upon our experience and meeting certain size tests, generally requiring a net worth of at least $5 to $15 million (depending on the state). The states in which we are registered, and a number of states in which we may franchise, require registration of a franchise offering circular or a filing with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time which provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise.

     Although alcoholic beverage sales are not emphasized in our Sbarro quick service restaurants, our new concepts serve alcoholic beverages and some of our larger restaurants serve beer and wine. Sales of beer and wine contributed less than 1% of our total revenues during fiscal 2000. We submitted timely applications where appropriate to amend our liquor license applications to reflect the going private transaction and have received approvals in all jurisdictions except California. While we do not anticipate the denial of our application in California, there can be no assurance thereof.

                  We believe that we are in compliance in all material respects with the laws to which we are subject.




ITEM 2.  PROPERTIES

                  All Sbarro restaurants are typically leased under ten-year leases that often do not include an option to renew the lease. We have historically been able to renew or extend leases on existing sites. As of December 31, 2000, we leased 653 restaurants, of which 24 were subleased to franchisees under terms which cover all of our obligations under the lease. The remaining franchisees directly lease their restaurant spaces. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts.

                  Leases to which we were a party at December 31, 2000 have initial terms expiring as follows:

Years Initial Lease         Number of Sbarro-              Number of Franchised
Terms Expire                owned Restaurants                    Restaurants
------------                -----------------                    -----------
2001....................              37                              4
2002....................              50                              4
2003....................              73                              3
2004....................              49                              2
2005....................              68                              2
Thereafter..............             352                              9

                  We own a four-story office building in Melville, New York with approximately 100,000 square feet and a cafeteria style restaurant operated by us. This building was purchased and renovated at a total cost of approximately $21.5 million. Approximately 73% of the rentable square feet is currently under lease to unaffiliated third parties. One floor of the building is occupied by us as our principal executive offices. On March 3, 2000, we obtained a ten year, 8.4%, $16.0 million mortgage loan on this property.

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

                  In addition, our new restaurant concepts, including joint ventures, own one facility and lease 35 facilities.


ITEM 3.  LEGAL PROCEEDINGS

                  In February 1999, the Umberto of New Hyde Park joint venture companies, in which we have an 80% interest, began an action in the U.S. District Court for the Eastern District of New York against Umberto Corteo, who owns the remaining 20% interest in the joint venture companies, and against three other restaurants controlled by Mr. Corteo. We alleged, among other things, that Mr. Corteo engaged in unfair trade practices and in trademark infringement, thereby breaching the joint venture agreements. We were seeking an accounting, compensatory and punitive damages and injunctive relief. The answer filed by Mr. Corteo and his co-defendants denied our claims and further alleged that non-competition restrictions against Mr. Corteo in the joint venture agreements are unenforceable. Mr. Corteo and his co-defendants had also counterclaimed against us alleging misappropriation of trademark rights and failure to perform administrative duties that amounted to a breach of the agreements. In March 2001, we acquired the 20% interest owned in this venture by Mr. Corteo in final settlement of this litigation. The terms of the settlement agreement do not have a material impact upon either our financial condition or results of operations.

                  On November 17, 1999, an action entitled Shan Wanli, Basem Tawil, Abdul Hamid v. Sbarro, Inc. was filed in the Superior Court of the State of Washington for King County. The plaintiffs allege that they served as store managers, general managers, assistant managers or co-managers in our restaurants in the State of Washington at various times since November 17, 1996 and that, in connection with their employment, we violated the overtime pay provisions of the State of Washington's Minimum Wage Act by treating them as overtime exempt employees, breached alleged employment agreements and statutory provisions by failing to record and pay for hours worked at the contract rates and/or statutory minimum wage rates and failed to provide statutorily required meal breaks and rest periods. The plaintiffs represent substantially all of our restaurant managers employed for any period of time on or after November 9, 1996 in the State of Washington. We currently own and operate 18 restaurants in the State of Washington. The plaintiffs seek actual damages, exemplary damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts, and injunctive relief. A settlement agreement has been approved by the court and will not have a material impact upon either our financial condition or results of operations.

                  On December 20, 1999, Antonio Garcia and eleven other current and former general managers of Sbarro restaurants in California amended a complaint filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiff's filed a motion to certify the lawsuit as a class action, but the motion was denied by the court. We believe that we have substantial defenses to the claims and are vigorously defending this action.

                  On September 6, 2000, Manuel Jimenez and seven other current and former general managers of Sbarro restaurants in California filed a complaint against Sbarro in the Superior Court of California for Orange County alleging that the plaintiffs were improperly classified as exempt employees under California wage and hour law. Plaintiffs are represented by the same counsel who is representing the plaintiffs in the Garcia case. We believe that we have substantial defenses to the claims and are vigorously defending this action.

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



                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED SHAREHOLDER MATTERS

                  As a result of the going private transaction, our Common Stock is not publicly-held nor publicly traded. We currently have six shareholders of record. (See Item 12 "Security Ownership of Certain Beneficial Owners and Management").

                  During 2000, we declared dividends to our shareholders of $22.1 million, of which $3.8 million were in the form of tax distributions pursuant to the Tax Agreement with our shareholders (see Item 13, "Certain Relationships and Related Transactions - Tax Payment Agreement").

                          Amount
         Date            Per Share         Total                     Type

March 15, 2000     $2.548              $18,000,000    General Distribution
December 15, 2000   0.046                  327,870    General Distribution
                  -------              -----------
                    2.594               18,327,870
                 -------                ----------

April 17, 2000      0.072                 511,156     Tax Distribution (1)
June 13, 2000       0.457               3,229,743     Tax Distribution (1)
September 15, 2000  0.009                  59,096     Tax Distribution (1)
                  -----                ------------
                    0.538               3,799,995
                    -----              ---------

                   $3.132             $22,127,865 (1)
                   ======             ===========

In addition, on January 15, 2001, we declared dividends to our shareholders as follows:

                   Amount
         Date     Per Share               Total                  Type

January 15, 2001  $0.50               $3,562,937      Tax Distribution (1)
                  =====               ==========

(1) For tax distributions pursuant to the Tax Payment Agreement between us and our shareholders (see "Certain Relationships and Related Party Transactions" in
Item 13 "Executive Compensation").

         The Indenture under which our Senior Notes are issued and our Credit Agreement contain various covenants that may limit our ability to make "restricted payments" including, among other things, dividend payments (other than as distributions pursuant to the Tax Payment Agreement). As of December 31, 2000, $14.9 million was available to make restricted payments. Among other covenants, the Indenture requires that, in order to make a restricted payment, our consolidated interest ratio coverage (as defined in the Indenture), after giving pro forma effect to the restricted payment, for the four most recently ended fiscal quarters must be at least 2.0 to 1. As of December 31, 2000 that ratio was 2.56 to 1. In addition, our Credit Agreement requires us to maintain a ratio of EBITDA to consolidated interest expense (as defined in the Credit Agreement) of at least 2.0 to 1. As of December 31, 2000 that ratio was 2.64 to 1.

                   In 1997 and 1996, we declared dividends of $22.1 million and $18.7 million, respectively. Dividends were thereafter suspended pending our consideration of the original proposals which resulted in the going private transaction.

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

                                                                                    Fiscal Year
                                                                              (Dollars in thousands)

                                                            2000           1999        1998(1)        1997         1996
                                                            ----           ----        -------        ----         ----

  System Sales (unaudited)                              $569,260       $543,219      $524,572      $473,716     $439,802
                                                        ========       ========      ========      ========     ========

  Income Statement Data:
  Revenues:
  Restaurant sales                                        $382,365       $375,514      $370,101      $344,190     $323,544
  Franchise related income                                  11,231          8,688         8,284         7,175        6,229
  Real estate and other                                      5,812          5,495         3,402         1,764        1,366
                                                         ---------       --------      --------     ---------   ----------
     Total revenues                                        399,408        389,697       381,787       353,129      331,139

  Costs and expenses:
     Restaurant operating expenses:
       Costs of food and paper products                     74,405         75,956        78,603        70,994       69,644
        Payroll and other employee benefits                101,553         97,336        93,338        85,021       79,346
        Other operating costs                              114,122        108,599       102,927        94,468       84,437
     Depreciation and amortization(2)                       29,039         25,712        22,784        24,357       23,092
     General and administrative costs                       30,882         28,854        23,999        21,241       17,952
     Provision for unit closings(3)                             --          1,013         2,515         3,300           --
     Terminated transaction costs(4)                            --             --           986            --           --
     Litigation settlement and related costs(5)                 --             --         3,544            --           --

     Loss on land to be sold(6)                                 --             --         1,075            --           --
                                                         ---------                     --------    ----------    ---------
           Total costs and expenses                        350,001        337,470       329,771       299,381      274,471

   Operating income before minority interest                49,407         52,227        52,016        53,748       56,668

   Minority interest                                            (46)          266          (101)          208           35
                                                        ------------   ----------    -----------    ---------   ----------

  Operating income                                          49,361         52,493        51,915        53,956       56,703
                                                        ----------      ---------      --------      --------     --------

  Other (expense) income:
      Interest expense                                     (30,243)        (7,899)           --            --           --
      Interest income                                          949          3,828         5,120         4,352        3,798
      Equity in net income (loss) of
           unconsolidated affiliates                           303            423          (296)         (111)        (195)
                                                         ---------     ----------      ---------    ----------     --------

            Net other (expense) income                     (28,991)        (3,648)        4,824         4,241        3,603
                                                           --------        -------        -----         -----        -----

  Income before income taxes and cumulative
     effect of change in method of accounting
     for start-up costs                                     20,370         48,845        56,739        58,197       60,306

  Income taxes (credit) (7)                                 (5,075)        19,322        21,547        22,115       22,916
                                                            -------        ------      --------      --------     --------

  Income before cumulative effect of change in
     method of accounting for start-up costs                25,445         29,523        35,192        36,082       37,390
  Cumulative effect of change in method of accounting
  for start-up costs, net of income taxes of $504               --             --          (858)           --           --
                                                            ------         ------     ---------       -------      -------

  Net income                                               $25,445       $ 29,523      $ 34,334      $ 36,082     $ 37,390
                                                           =======       ========      ========      ========     ========

                                                            2000          1999        1998(1)        1997         1996
                                                            ----          ----        -------        ----         ----

                                                                              (Dollars in thousands)
  Other Financial and Restaurant Data:
   Net cash provided by
     operating activities(8)                               $48,329        $62,282      $59,199       $61,939      $55,716
   Net cash used in
     investing activities(8)                               (31,158)       (25,227)     (20,661)      (27,020)     (27,200)
  Net cash used in
    financing activities(8)                                 (8,606)      (158,356)      (3,377)      (20,012)     (17,030)
  EBITDA (9)                                                78,703         78,628       74,403        78,202       79,600
  EBITDA margin(9)                                          19.7%          20.2%          19.5%         22.1%        24.0%
  Capital expenditures(10)                                 $31,193        $25,282      $28,213       $29,758     $ 27,792
  Ratio of earnings to fixed
    charges(11)                                               1.4x         2.6x         3.8x            4.1x         4.6x
   Number of restaurants at end
     of period:
    Company-owned (12)                                         636            638          624           618          594
    Franchised                                                 303            286          268           239          219
                                                               ---     ----------      -------       -------      -------
       Total number of restaurants                             939            924          892           857          813
                                                               ===     ==========      =======       =======      =======

  Balance Sheet Data (at end of period):
  Total assets                                            $428,555       $417,543     $308,251       $278,811   $  258,817
  Working capital (deficiency)                               9,217         (1,935)     126,619         93,464       78,214
  Total long-term obligations                              274,269        263,090       14,902         17,270       18,856
  Shareholders' equity                                     113,597        110,280      256,918        220,439      205,207


     (1) Our fiscal year ends on the Sunday nearest December 31. Our 1998 fiscal year contained 53 weeks. All other fiscal years presented contained 52 weeks. As a result, our 1998 fiscal year benefited from one additional week of operations over the other reported fiscal years. The additional week contributed revenues, net income and EBITDA of approximately $8.6 million, $1.7 million and $2.7 million, respectively.

     (2) Includes amortization of the excess purchase price over the book value of assets acquired as a result of the going private transaction on September 28, 2000 of $4.8 million and $2.0 million in fiscal 2000 and 1999, respectively. In fiscal 2000, we finalized our allocation of the purchase price from the going private transaction based on an evaluation of our net assets at September 29, 1999 resulting in lower annual amortization expense than originally estimated.

     (3) Represents provisions of (a) a special allocation of losses in fiscal 1999 which arose as a result of the final disposition of two joint venture unit closings recorded in 1997, (b) $2.5 million for the closing of 20 restaurants in fiscal 1998 and (c) $3.3 million for the closing of two joint venture units in fiscal 1997.

     (4) Represents a charge for costs associated with the termination of a prior going private proposal by the Sbarro family.

     (5)  Represents a charge in connection with the settlement of a lawsuit.

     (6) Represents a write down of the carrying cost on a parcel of undeveloped land that we own.

     (7) A credit of $5.6 million was recorded in 2000 to write-off deferred income taxes as a result of electing to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning in fiscal 2000. For a discussion of the distributions that we are permitted to make to our shareholders to pay taxes on our income, see "Certain Relationships and Related Transactions - Tax Agreement" in
         Item 13 of this report.

     (8) For a more detailed presentation of our cash flow data, see our audited consolidated financial statements and related notes for the year ended December 31, 2000 included in Item 8 of this Report. In 2000, net cash provided by operating activities before the change in deferred taxes caused by the conversion to Subchapter S status and the change in accrued interest payable was $53.5 million. In 1999, net cash provided by operating activities before the change in accrued interest payable was $53.8 million.

     (9) EBITDA represents earnings before cumulative effect of change in accounting method, interest income, interest expense, taxes, depreciation and amortization. EBITDA includes the effect of the unusual charges included in notes 3, 4, 5 and 6 above. EBITDA margin represents EBITDA divided by total revenues. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Rather, EBITDA is presented because it is a widely accepted supplemental financial measure, and we believe that it provides relevant and useful information. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

    (10) The following amounts related to the construction of our headquarters are included as capital expenditures: $4.2 million in fiscal 1996, $5.0 million in fiscal 1997, which opened in late 1998, $4.8 million in fiscal 1998, $1.6 million in fiscal 1999 and $0.4 million in fiscal 2000.

(11) The ratio of earnings to fixed charges has been determined by dividing the total fixed charges into the sum of income before income taxes, cumulative effect of change in method of accounting for start-up costs and before minority interest and equity in net income (loss) of unconsolidated affiliates and fixed charges. Fixed charges consist of interest expense and one-third of rental expense, which we deem to be a reasonable approximation of the interest factor of this expense.

(12) Excludes 33, 26, 19, 14 and 8 for new concept units opened at the end of fiscal 2000, 1999, 1998, 1997 and 1996 respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other data and information appearing elsewhere in this report.

Results of Operations

         Our fiscal year ends on the Sunday nearest to December 31. Our 1998 fiscal year, which ended on January 3, 1999, contained 53 weeks, while all other reported fiscal years contained 52 weeks. As a result, our 1998 fiscal year benefited from one additional week of operations. The additional week in fiscal 1998 produced revenues of $8.6 million, EBITDA of $2.7 million and net income of $1.7 million. The going private transaction, including the purchase price allocation and certain other related transactions described in the notes to the consolidated financial statements, have affected the comparability of the interest income, depreciation and amortization, interest expense and income tax line items in our consolidated statements of operations for fiscal 2000 as compared to fiscal 1999 and fiscal 1999 compared to fiscal 1998.

Fiscal 2000 Compared to Fiscal 1999

         Our consolidated EBITDA for the fiscal year ended December 31, 2000 was $78.7 million and our EBITDA margin was 19.7%, compared to $78.6 million and 20.2%, respectively, for the fiscal year ended January 2, 2000. EBITDA represents earnings before cumulative effect of change in accounting method, interest income, interest expense, taxes, depreciation and amortization. EBITDA margin represents EBITDA divided by total revenues. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Rather, EBITDA is presented because it is a widely accepted supplemental financial measure, and we believe that it provides relevant and useful information. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

         Restaurant sales from Sbarro-owned quick service units and consolidated new concept units increased by $6.9 million or 1.8% to $382.4 million for fiscal 2000 from $375.5 million in fiscal 1999. Sales from new concept units contributed $5.1 million of the increase in restaurant sales. Revenues from new quick service units did not offset the loss of revenues from closed quick service units as we closed two more units than we opened in 2000, including two high volume units (one of which is being replaced in fiscal 2001). Comparable Sbarro quick service unit sales increased 0.2% during fiscal 2000. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal year.

         Franchise related income increased 29.3% to $11.2 million for the fiscal year ended December 31, 2000 from $8.7 million for the fiscal year ended January 2, 2000. The increase resulted from greater continuing royalties due to a higher number of franchise units in operation, higher area development and higher initial franchise fees in fiscal 2000 than in fiscal 1999, particularly from international markets, and approximately $1.5 million recognized in fiscal 2000 related to the termination of our development agreement and the closing of all Sbarro locations in Japan. In fiscal 2000, we entered into area development agreements in specific domestic and international venues and markets with two major food service operators. We believe these agreements will increase the rate of future growth in our franchise operations.

         Real estate and other revenues increased by $0.3 million to $5.8 million for the fiscal year ended December 31, 2000 from fiscal 1999 due to the full year impact from leasing a majority of our corporate headquarters building not occupied by Sbarro to third parties in 1999.

         Cost of food and paper products as a percentage of restaurant sales improved to 19.5% for fiscal 2000 from 20.2% in the 1999 fiscal year. This improvement was primarily due to lower average cheese prices during fiscal 2000. Cheese prices to date in the first quarter of fiscal 2001 have been higher than comparable period in 2000.

         Payroll and other employee benefits increased to 26.6% of restaurant sales for the year ended December 31 2000 from 25.9% of restaurant sales in the year ended January 2, 2000. This increase was primarily due to the tight labor market, resulting in pressures on wages and salaries and associated increases in amounts paid for payroll taxes.

         Other operating expenses increased to 29.8% for fiscal 2000 from 28.9% of restaurant sales for fiscal 1999 primarily due to increases in rent, utility and other occupancy related expenses.

         Depreciation and amortization expense increased by $3.3 million for fiscal 2000 over fiscal 1999. Depreciation and amortization expense includes $4.8 and $2.0 million in fiscal 2000 and 1999, respectively, for amortization of the excess of the purchase price over the cost of net assets acquired in connection with the completion of the going private transaction on September 28, 1999 representing a full year in 2000 compared to three months in 1999. In fiscal 2000, we finalized our allocation of the purchase price from the going private transaction based on an evaluation of our net assets at September 29, 1999 resulting in lower annual amoritzation expense than originally estimated.

         General and administrative costs were $30.9 million, or 7.7% of total revenues, for fiscal 2000, compared to $28.9 million, or 7.4% of total revenues, for fiscal 1999. These increases were primarily due to higher payroll costs , costs incurred in expanding franchise and new concept operations and increases in various professional fees, including litigation expenses. These expenses include the cost of operating our corporate headquarters building.

         The provision for unit closings is the result of a special allocation of losses in fiscal 1999 of $1.0 million in connection with the final disposition of two joint venture unit closings recorded in 1997.

         Minority interest represents the share of the minority holders' interests in the combined income in fiscal 2000 and combined loss in fiscal 1999 of the joint ventures in which we have a majority interest.

         Interest expense of $30.2 million for fiscal 2000 relates to the 11%, $255.0 million Senior Notes issued to finance our going private transaction on September 28, 1999, the 8.4%, $16.0 million mortgage loan on our corporate headquarters in 2000 and line fees for unused borrowing capacity under our Credit Agreement. Results for fiscal 1999 included interest only from the date of the going private transaction through the end of the 1999 fiscal year of $7.9 million for the Senior Notes and Credit Agreement line fees. Of these amounts, $1.5 and $0.4 million for fiscal 2000 and 1999, respectively, represented non-cash charges for the accretion of the original issue discount on our Senior Notes and the amortization of deferred financing costs on the Senior Notes, Credit Agreement and, in 2000, the mortgage loan.

         Interest income was approximately $0.9 million and $3.8 million for the fiscal years 2000 and 1999, respectively. We used substantially all of our available cash on September 28, 1999 in order to fund the going private transaction. Therefore, we had a substantial reduction in our interest income for fiscal 2000. We will not realize the level of interest income as we have in the past unless and until we rebuild our cash position.

         Equity in the net income (loss) of unconsolidated affiliates represents our share of earnings and losses in those new concepts in which the Company has a 50% or less ownership interest.

         We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. As required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", we recognized a $5.6 million credit associated with the reversal of our deferred tax liabilities upon conversion to S corporation status in the first quarter of fiscal 2000. Under the provisions of Subchapter S, substantially all taxes on our income is now paid by our shareholders rather than us. Our tax expense for the fiscal 2000 included $0.5 million for taxes owed to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income.


         Fiscal 1999 Compared to Fiscal 1998

         Our 1998 fiscal year benefited from one additional week of operations compared to fiscal year. The additional week in fiscal 1998 produced revenues of $8.6 million, EBITDA of $2.7 million and net income of $1.7 million.

         Our consolidated EBITDA for our 1999 fiscal year, ended January 2, 2000, was $78.6 million and our EBITDA margin was 20.2%, compared to $74.4 million and 19.5%, respectively, for our 1998 fiscal year, ended January 3, 1999.

         Restaurant sales from Sbarro-owned units and consolidated new concept units increased $5.4 million or 1.5% to $375.5 million from $370.1 million in the 1998 fiscal year. Sales from new concept units contributed $2.6 million of the increase in restaurant revenues. Sales for 1998 included $8.6 million generated in the 53rd week of the 1998 fiscal year. The increase in quick service revenues resulted primarily from a higher number of units in operation in fiscal 1999 than the comparable period in 1998 and selective menu price increases of approximately 2.8%, 1.4% and .7% at Sbarro-owned units which became effective in September 1999, September 1998 and February 1998, respectively. Comparable unit sales increased 0.8% in the fiscal 1999 year from the first 52 weeks of the 1998 fiscal year primarily as a result of the menu price increases. Comparable quick service restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal year.

         Franchise related income increased 4.9% to $8.7 million in fiscal 1999 from $8.3 million in fiscal 1998. The increase resulted primarily from greater continuing royalties due to a higher number of franchise units in operation in fiscal 1999 than in the 1998 fiscal year partially offset by lower area development and initial franchise fees in fiscal 1999.

         Real estate and other revenues increased by $2.1 million to $5.5 million for the 1999 fiscal year compared to the 1998 fiscal year primarily as a result of leasing a majority of our corporate headquarters building not occupied by us to third parties.

         Cost of food and paper products as a percentage of restaurant sales improved to 20.2% for fiscal 1999 compared to 21.2% for the 1998 fiscal year. This improvement was primarily due to lower average cheese prices during fiscal 1999 and the impact of the menu price increases described above.

         Payroll and other benefits increased to 25.9% of restaurant sales in fiscal 1999 from 25.2% of restaurant sales in fiscal 1998. This increase was primarily due to the tight labor market, resulting in pressures on wages and salaries and associated increases in amounts paid for payroll taxes.

         Other restaurant operating expenses increased to 28.9% for fiscal 1999 from 27.8% of restaurant sales for fiscal 1998 primarily as a result of increases in rent and other occupancy costs.

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

         General and administrative costs were $28.9 million, or 7.4% of total revenues, for the 1999 fiscal year, compared to $24.0 million, or 6.3% of total revenues, for the 1998 fiscal year. The increase was primarily due to higher payroll costs and costs associated with the administration of additional Sbarro-owned restaurants, costs incurred in expanding joint venture operations, higher litigation costs, increases in various field training and human resource functions and costs associated with a full year of operations of our headquarters building, which was completed during the fourth quarter of fiscal 1998.

         Minority interests represent the share of the minority holders' interests in the combined loss in fiscal 1999 and the combined income in fiscal 1998 of the joint ventures in which we have a majority interest.

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

         The provision for unit closings is the result of a special allocation of losses in fiscal 1999 of $1.0 million in connection with the final disposition of two joint venture unit closings recorded in 1997. Results for fiscal 1998 include one-time charges to operating income of $2.5 million before tax, or $1.6 million after tax, for the closing of 20 Sbarro-owned restaurants and $1.0 million before tax, or $0.6 million after tax, for costs associated with the terminated negotiations of the initial going private proposal by the Sbarro family. The 1998 fiscal year results also include a provision of $3.5 million before tax, or $2.2 million after tax, for costs associated with the settlement approved and finalized in December 1998 of a lawsuit under the Fair Labor Standards Act and a charge of $1.1 million before tax, or $0.7 million after tax, for the difference between the carrying cost and proposed selling price of a parcel of land sold by us.

         Interest income was approximately $3.8 million for fiscal 1999 compared to $5.1 million in fiscal 1998. We used substantially all of our available cash in order to fund the going private transaction. Therefore, we generated a minimal amount of interest income for the period from September 28, 1999, the date of the going private transaction, to the end of the fiscal year.

         Equity in the net income (loss) of unconsolidated affiliates represents our share of earnings and losses in those new concepts in which the Company has a 50% or less ownership interest.

         The effective income tax rate was 39.6% and 38.0% for fiscal 1999 and fiscal 1998, respectively. The increase in the effective income tax rate was primarily a result of the non-deductible amortization expenses incurred as a result of the going private transaction.

         The cumulative effect of the change in method of accounting in fiscal 1998 resulted from Sbarro's implementation of Statement of Position 98-5 of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants which required companies that had capitalized pre-opening and similar costs to write off all those existing costs as a "cumulative effect of accounting change" and to expense all those costs as incurred in the future. In accordance with the early application provisions, we implemented SOP 98-5 as of the beginning of our 1998 fiscal year and incurred a one-time charge of $0.9 million, net of an income tax benefit of $0.5 million, to write off all start-up costs existing as of the beginning of that year.

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

Seasonality

         Our business is subject to seasonal fluctuations, and the effects of weather and economic conditions. Earnings have been highest in our fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. Historically, the fourth fiscal quarter normally accounts for approximately 40% of annual operating net income before the effect of additional amortization associated with the going private transaction ("adjusted operating income") and fluctuates due to the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter. Adjusted operating income for the fourth quarter of 2000 and 1999 would have been approximately 37% and 39%, respectively, of adjusted operating income for the respective fiscal year. The 1998 fiscal year, which contained 53 weeks, had a 13 week fourth quarter. Excluding the impact of the thirteenth week, the fourth quarter of fiscal 1998 would have accounted for 38% of our adjusted operating income, which is consistent with the comparable prior year period.

Accounting Period

         Our fiscal year ends on the Sunday nearest to December 31. The fiscal year which ended on January 3, 1999 contained 53 weeks. All other reported fiscal years contained 52 weeks.

Liquidity and Capital Resources

         We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in our joint ventures through cash generated from operations. At December 31, 2000, we had unrestricted cash and cash equivalents of $42.3 million and working capital of $9.2 million compared to unrestricted cash and cash equivalents of $33.8 million and a working capital deficiency of $1.9 million as of January 2, 2000.

         As part of the going private transaction, we sold $255.0 million of 11% Senior Notes (at a price of 98.514% of par to yield 11.25% per annum), the net proceeds of which, together with substantially all of our then existing cash, was used to finance the transaction, and entered into a $30.0 million Credit Agreement. We have $26.9 million of undrawn availability under our Credit Agreement, net of outstanding letters of credit and guarantees of reimbursement obligations currently aggregating approximately $3.1 million.

         Net cash provided by operating activities was $48.3 million and $62.3 million for the fiscal years ended December 31, 2000 and January 2, 2000, respectively. The $14.0 million reduction was primarily due to a $22.3 million increase in interest expense related to the issuance of our Senior Notes to finance the going private transaction and the mortgage on our headquarters building offset by the $5.6 million reversal of previously recorded net deferred taxes as a result of our election to be treated as a Subchapter S corporation. Net cash provided by operating activities before the change in accrued interest payable and the reversal of deferred tax liabilities in 2000 upon conversion to Subchapter S status was $53.5 and $54.8 million for fiscal 2000 and 1999, respectively.

         Net cash used in investing activities primarily relates to capital expenditures, including investments made by our consolidated joint ventures. Net cash used in investing activities was $31.1 million for 2000 compared $25.2 million for fiscal 1999.

         Net cash used in financing activities was $8.6 million for the fiscal year ended December 31, 2000 compared to $158.4 million of cash used by financing activities for the comparable period in 1999. Cash used in financing activities for fiscal 2000 resulted primarily from $22.1 million of distributions to shareholders including tax distributions of $3.8 million (see below) and a $2.0 million loan to our Chairman, President and CEO offset by $15.6 million of net proceeds from a $16.0 million 8.4% ten year loan secured by a mortgage on our corporate headquarters. Cash used in financing activities for the comparable period of 1999 resulted primarily from $410.0 million of cash used (net of accrued or previously paid going private costs) to pay the going private consideration and related going private and financing costs offset, in part, by approximately $251.2 million of net proceeds raised through the private placement of the Senior Notes.

         In March 2000, we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders. We and our shareholders had a tax liability of approximately 46% of our taxable income in 2000. This tax rate is higher than our historical effective tax rate prior to 2000 due to (i) differences in tax rates between individual and corporate taxpayers, (ii) the timing differences previously accounted for as deferred taxes in our financial statements (which deferred taxes were eliminated upon our conversion to S corporation status) and
(iii) the effect of double taxation in those state and local jurisdictions that do not recognize S corporation status. The Indenture for the Senior Notes and the Credit Agreement permit us to make distributions to shareholders for taxes on our earnings. We made tax distributions of $3.8 million in fiscal 2000 and $3.6 million in January 2001 and we expect to make an additional $4.0 million of tax distributions in 2001 related to 2000 earnings.

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

         We believe that aggregate restaurant capital expenditures and our investments in joint ventures during the next twelve months will be moderately lower than levels in fiscal 2000. Unpaid capital expenditure commitments aggregated approximately $4.6 million at December 31, 2000.

         We do not have any principal repayment obligations under the Senior Notes or our Credit Agreement until September 2009 and September 2004, respectively. We were in compliance with the various covenants in the Indenture for the Senior Notes, the Credit Agreement and the Mortgage as of December 31, 2000.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138, which is effective for fiscal years beginning after June 15, 2000. Presently, we do not use derivative instruments and therefore SFAS No. 133, while effective in fiscal 2001, is not currently applicable.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company has evaluated the impact of SAB 101 and the interpretations thereunder and determined that it did not have a material effect on the Company's consolidated financial position and results of operations.


ITEM 7-A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

         We have historically invested our cash on hand in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. The indenture under which our Senior Notes are issued limits us to similar investments. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




     To Sbarro, Inc.:


     We have audited the accompanying consolidated balance sheets of Sbarro, Inc. (a New York corporation) and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sbarro, Inc. and subsidiaries as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                      /s/ Arthur Andersen LLP



     New York, New York
     March  29, 2001

                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               December 31, 2000         January 2, 2000
                                                                   (In thousands except share date)

Current assets:
     Cash and cash equivalents                                     $42,319                          $33,754
     Restricted cash for untendered shares (Note 2)                   153                               298
     Receivables, net of allowance for doubtful accounts
       of  $211 in 2000 and $419 in 1999
         Franchise                                                1,350                               1,429
         Other                                                       1,554                           1,343
                                                              ---------------                  ------------
                                                                     2,904                            2,772

     Inventories                                                     3,531                            3,717
     Prepaid expenses                                                  999                           1,697
                                                                -------------                  ------------
       Total current assets                                         49,906                           42,238

Property and equipment, net (Note 4)                               152,468                          138,951

Excess of purchase price over the cost
   of net assets acquired, net of accumulated
   amortization of $2,000 (Notes 2 and 5)                                   -                       220,681

Intangible assets:
   Franchise system and trademarks, net
         (Notes 2 and 5)                                              201,044                           432
   Deferred financing costs and other,
         net (Notes 2 and 5)                                           16,635                        10,168

Loan receivable from officer (Note 10)                                  2,000                             -

Other assets                                                            6,502                        5,073
                                                                 ------------                -------------
                                                                    $428,555                       $417,543
                                                                  ===========                    ==========

                          SBARRO, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                               December 31, 2000             January 2, 2000
                                                               -----------------             ---------------
                                                                      (In thousands except share data)
Current liabilities:
     Amounts due for untendered shares (Note 2)                  $    153                         $     298
     Accounts payable                                              10,284                             8,749
     Accrued expenses (Note 6)                                     21,941                            26,914
     Accrued interest payable (Note 8)                              8,181                             7,480
     Current portion of mortgage payable (Note 8)                     130                             -
     Income taxes payable (Note 7)                                       -                              732
                                                               ------------                       ---------
       Total current liabilities                                   40,689                            44,173

Deferred rent                                                       6,791                             6,151

Deferred income taxes  (Note 7)                                       -                               5,629

Long-term debt, net of original
  issue discount  (Note 8)                                        267,478                           251,310

Commitments and contingencies (Note 9)

Shareholders' equity (Notes 2 and 12):
     Preferred stock, $1 par value;
       authorized 1,000,000 shares; none issued                             -                             -
     Common stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding
       7,064,328 shares at December 31, 2000
       and January 2, 2000                                            71                                71
     Additional paid-in capital                                       10                                10
     Retained earnings                                           113,516                           110,199
                                                                    ---------                 -------------
                                                                 113,597                           110,280
                                                                  -----------                 -------------

                                                                $428,555                          $417,543
                                                                 ============                  ============

                                 See notes to consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          For the Fiscal Years Ended

                                                       Dec. 31, 2000          Jan. 2, 2000           Jan. 3, 1999
                                                       -------------          ------------           ------------
                                                           (52 weeks)             (52 weeks)             (53 weeks)
                                                                                     (In thousands)
Revenues:
    Restaurant sales                                         $382,365               $375,514               $370,101
    Franchise related income                                   11,231                  8,688                  8,284
    Real estate and other                                       5,812                  5,495                  3,402
                                                           ----------             ----------              ---------
      Total revenues                                          399,408                389,697                381,787

Costs and expenses:
    Restaurant operating expenses:
      Cost of food and paper products                         74,405                  75,956                 78,603
      Payroll and other employee benefits                     101,553                 97,336                 93,338
      Other operating costs                                   114,122                108,599                102,927
    Depreciation and amortization                             29,039                  25,712                 22,784
    General and administrative                                30,882                  28,854                 23,999
    Provision for unit closings  (Note 11)                      -                      1,013                  2,515
    Terminated transaction costs (Note 2)                    -                             -                    986
    Litigation settlement and related costs (Note 9)         -                             -                  3,544
    Loss on land to be sold (Note 4)                         -                             -                  1,075
                                                       -------------            ------------               --------
      Total costs and expenses                               350,001                 337,470                329,771
Operating income before minority interest                     49,407                  52,227                 52,016
Minority  interest                                               (46)                    266                   (101)
                                                           ----------              ---------              ----------
    Operating income                                           49,361                 52,493                 51,915
                                                             --------                -------                -------

Other (expense) income:
    Interest expense (Note 8)                                 (30,243)                (7,899)                     -
    Interest income                                               949                  3,828                  5,120
    Equity in net income (loss) of
        unconsolidated affiliates                                 303                    423                   (296)
                                                            ---------              ---------                --------
      Net other (expense) income                              (28,991)                (3,648)                 4,824
                                                              --------                -------                 -----

Income before income taxes and cumulative effect of
    change in method of accounting for start-up costs          20,370                 48,845                 56,739
Income taxes (credit) (Note 7)                                 (5,075)                19,322                 21,547
                                                               -------                ------                 ------
Income before cumulative effect
    of change in method of accounting                         25,445                  29,523                 35,192
Cumulative effect of change in method of accounting
    for start-up costs, net of income taxes of
    $504 (Note 1)                                                   -                      -                   (858)
                                                           ----------             ----------        ----------------
Net income                                                    $25,445                $29,523                $34,334
                                                              =======                =======                =======

                 See notes to consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                 Number of                        Additional
                                   shares of                         paid-in         Retained
                                common stock    Amount               capital          earnings              Total
--------------------------------------------    ------               -------          --------           ----------
                                                       (In thousands, except share data)

Balance at
    December 29, 1997            20,446,654              $204            $32,444         $187,791           $220,439

Exercise of stock options           84,989                  1              2,143                               2,144

Net income                                                                                 34,334             34,334
                                -----------        ---------           ------------       ----------        --------
Balance at
    January 3, 1999              20,531,643               205             34,587          222,125            256,917

Exercise of stock options               17,337             -                426                 -                426

Net income                                                                                29,523             29,523

Shares repurchased and
    retired in going private
    transaction (Note 2)            (13,484,652)         (134)           (35,003)       -                    (35,137)

Adjustment to original
    cost basis of continuing
    shareholders (Note 2)                     -             -                  -        (141,449)          (141,449)
                                ---------------      --------          ---------       -----------        -----------
Balance at
    January 2, 2000                  7,064,328           71                  10           110,199            110,280

Net income                                                                                 25,445             25,445

Distributions to
    shareholders                              -             -                   -         (22,128)           (22,128)
                                ---------------      --------         -----------        ---------           --------
Balance at
    December 31, 2000                 7,064,328           $7l                 $10        $113,516           $113,597
                                      =========           ===                 ===        ========           ========



                 See notes to consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Fiscal Years Ended
                                                          December 31,        January 2,          January 3,
                                                                2000                 2000               1999
                                                                ----                 ----               ----
                                                           (52 weeks)           (52 weeks)           (53 weeks)
                                                                             (In thousands)
Operating activities:

Net income                                               $25,445                   $29,523           $34,334
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Cumulative effect of change in method
      of accounting for start-up costs                           -                       -                 858
      Depreciation and amortization                         30,489                  26,088             22,784
     Increase (decrease) in deferred
       income taxes                                               -                    710              (2,078)
     Increase (decrease) in deferred rent, net                  180                    (107)              214
     Provision for unit closings                               -                     1,013               2,515
     Loss on land to be sold                                     -                       -               1,075
     Minority interest                                           46                    (266)               101
     Equity in net (income) loss of
       unconsolidated affiliates            (303)               (423)                    296
     Dividends received from
       unconsolidated affiliates            156                   -                     75
Changes in operating assets and liabilities:
    (Increase) decrease in receivables                          (132)                  770          (1,147)
    Decrease (increase) in inventories                          186                    (554)         (163)
    Decrease (increase) in prepaid expenses                    698                     (408)            488
    Decrease (increase) in other assets                         304                  (2,898)          (935)
    (Decrease) increase in accounts payable
     and accrued expenses                                     (3,080)                2,762              1,413
    Decrease in income taxes payable                            (732)                (1,408)            (631)
                                                            ---------             ----------        ----------
Net cash provided by operating activities
   before change in accrued interest payable and
   effect of conversion to Subchapter S status            53,257                   54,802             59,199
                                                                                                            --

Change in deferred taxes due to conversion
   to Subchapter S status                                     (5,629)                    -                   -
Increase in accrued interest payable                            701                  7,480                   -
                                                           --------                -------          ----------
Net cash provided by operating activities                    48,329                 62,282              59,199

                                                             ------                 ------              ------

                                           (continued)

                          SBARRO, INC. AND SUBSIDIARIES

                                                                    For the Fiscal Years Ended
                                                       December 31,            January 2,         January 3,
                                                             2000                   2000                        1999
                                                             ----                   ----                        ----
                                                        (52 weeks)            (52 weeks)      (53 weeks)
                                                                           (In thousands)
Investing activities:

Purchases of property and equipment                          (31,193)               (25,282)              (28,213)
Proceeds from disposition of property
   and equipment                                                 35                     55                    52
Proceeds from maturities of marketable
   securities                                                    -                       -                 7,500
                                                       -----------             -----------               -------
   Net cash used in investing activities                     (31,158)               (25,227)              (20,661)
                                                           - -------                 ------            --  ------

Financing activities:

Proceeds from mortgage                                       16,000                      -                     -
Mortgage principal repayments                                    (81)                    -                     -
Cost of mortgage                                                (397)                    -                     -
Loan to officer                                               (2,000)                    -                     -
Proceeds from long-term debt                                   -                   251,211                     -
Cost of Merger and related financing                              -                (411,000)                   -
Accrued and previously paid Merger costs                       -                     1,007                     -
Proceeds from exercise of stock options                           -                    426                 2,144
Distributions to shareholders                                (22,128)                    -                 (5,521)
                                                        --- ---------        -------------               --------
   Net cash used in financing activities                      (8,606)              (158,356)               (3,377)
                                                        -------------            ----------              -- -----

Increase (decrease) in cash and cash
   equivalents                                               8,565                 (121,301)              35,161
Cash and cash equivalents at
   beginning of year                                        33,754                 155,055               119,894
                                                         ----------              ---------            ----------
Cash and cash equivalents at end of year                    $42,319                $33,754              $155,055
                                                            =======                =======              ========




                 See notes to consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of significant accounting policies:

         Basis of financial statement presentation:

         The consolidated financial statements include the accounts of Sbarro, Inc., its wholly owned subsidiaries and the accounts of its majority-owned joint ventures (together, "we", "our", "us", or "Sbarro"). All significant intercompany accounts and transactions have been eliminated. Minority interest includes the interests held by our partners in certain of our majority-owned joint ventures. The minority interests at the end of fiscal 2000 and 1999 were not material.

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

         Property and equipment:

         Property and equipment are stated at cost, less accumulated amortization and depreciation. Depreciation of equipment and amortization of leasehold improvements is provided for by the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. One-half year of depreciation and amortization is recorded in the year in which the restaurant commences operations.

         Intangible assets:

         Intangible assets consist of our franchise system and trademarks, goodwill and deferred financing costs. Franchise system and trademark values and goodwill were determined based on an allocation of the purchase price from the going private transaction (see Note 2)

                          SBARRO, INC. AND SUBSIDIARIES

1.       Summary of significant accounting policies (continued):

         Intangible assets (continued):

         and are being amortized on a straight line basis over 40 years.

         Deferred financing costs were incurred as a result of the going private transaction (see Note 2) and the mortgage on the corporate headquarters building (see Note 8) and are being amortized as additional interest expense over the respective lives of the related debt instrument.

         Equity investments:

         The Company accounts for its investments in 50% or less owned joint ventures under the equity method of accounting. The equity in the net income (loss) of these unconsolidated affiliates is recorded in the accompanying consolidated statements of income.

         Deferred charges:

         We account for pre-opening and similar costs in accordance with Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities", of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which required companies to write off all such costs, net of tax benefit, as a "cumulative effect of accounting change" upon our adoption of the SOP and to expense all of those costs as incurred in the future. In accordance with its early application provisions, we implemented the SOP as of the beginning of our 1998 fiscal year which resulted in a charge at that time of $1.4 million before tax, or $0.9 million after tax.

         Comprehensive income:

         We observe the provisions of Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which establishes rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on our net income or shareholders' equity. For all years presented, our operations did not give rise to items includible in comprehensive income which were not already included in net income. Therefore, our comprehensive income is the same as our net income for all periods presented.

                        SBARRO, INC. AND SUBSIDIARIES

1.       Summary of significant accounting policies (continued):

         Franchise related income:

         Initial franchise fees are recorded as income as restaurants are opened by the franchisee and we have performed substantially all services. Development fees are recognized over the number of restaurant openings covered under each development agreement, with any remaining balance recognized at the end of the term of the agreement. Royalty and other fees from franchisees are accrued as earned. Revenues and expenses related to construction of franchised restaurants are recognized when contractual obligations are completed and the restaurants are opened.

         Deferred rent:

         The majority of our lease agreements provide for scheduled rent increases during the lease term. Provision has been made for the excess of operating lease rental expense over cash rentals paid, computed on a straight-line basis over the lease terms.

         Income taxes:

         In March 2000, we elected to be taxed, beginning January 3, 2000, under the provisions of Subchapter S of the Internal Revenue Code of 1986, and, where applicable and permitted, under similar state and local income tax provisions. With certain limited exceptions, we no longer pay federal, state and local income taxes for periods for which we are treated as an S corporation. Rather, our shareholders include their pro-rata share of our taxable income on their individual income tax returns and thus are required to pay taxes on their respective share of our taxable income, whether or not it is distributed to them. We file a consolidated federal income tax return for informational purposes.

         Minority interest includes no provision or liability for income taxes as any tax liability related to their interest is the responsibility of the minority partners.

         In accordance with SFAS No. 109, "Accounting for Income Taxes", we reversed our net deferred taxes upon our conversion to S corporation status. This resulted in a credit to income taxes of $5.6 million in the first quarter fiscal 2000.

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

         Long-lived assets:

         Impairment losses are recorded on long-lived assets on a restaurant by restaurant basis whenever impairment factors are determined to be present, the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets and events or changes in circumstances indicate that the carrying amount may not be recoverable. Additionally, the Company periodically reviews the values assigned to goodwill and other intangibles which resulted from the going private transaction to determine if they have been permanently impaired by adverse conditions.

         Derivative instruments and hedging activities:

     The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, which is effective for fiscal years beginning after June 15, 2000. Presently, we do not use derivative instruments and therefore SFAS No. 133, while effective in fiscal 2001, is not currently applicable.

         Segment Reporting:

         We have no material reportable segments under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", other than our primary quick service restaurant business.

         Reclassifications:

         Certain items in the financial statements presented have been reclassified to conform to the fiscal 2000 presentation.

                              SBARRO, INC. AND SUBSIDIARIES

1.         Summary of significant accounting policies (continued):

         Supplemental disclosures of cash flow information:


                                                                        For The Fiscal Years Ended
                  ------------------------------------------------------------------------------------------------------------
                                                   December 31,               January 2,                  January 3,

                                                       2000                          2000                       1999
                                                       ----                          ----                       ----
                                                                            (In thousands)
                  ------------------------------------------------------------------------------------------------------------
                   Cash paid for:
                  ------------------------------------------------------------------------------------------------------------
                  ------------------------------------------------------------------------------------------------------------
                       Income taxes                  $ 3,949                    $20,129                     $24,617
                                                     ========                   =======                     =======

                  ------------------------------------------------------------------------------------------------------------

                   Interest                         $28,104                     $     30                    $            -

                                                    =======                     ========                    ===============

2.       Going private transaction:

         On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of the Sbarro's common stock) became the holders of 100% of our issued and outstanding common stock as a result of a "going private" merger. The cost of the merger, including fees and expenses, was funded through the use of substantially all of our then cash on hand and the placement of $255.0 million of 11.0% Senior Notes due September 15, 2009 sold at a price of 98.514% of par to yield 11.25% per annum. In April 2000, we exchanged these Senior Notes for Senior Notes having the same terms, except that the new Senior Notes ("Senior Notes") were registered under the Securities Act of 1933. The old senior notes and the Senior Notes were issued under an Indenture dated September 28, 1999 (the "Indenture"). We also entered into a five year, $30 million unsecured senior revolving bank credit facility under a Credit Agreement dated as of September 23, 1999 (the "Credit Agreement"). The Credit Agreement provides an unsecured senior revolving credit facility which enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30.0 million, including a $10.0 million sublimit for standby letters of credit. Our payment obligations under the Senior Notes and the Credit Agreement are jointly, severally, unconditionally and irrevocably guaranteed by all of our current Restricted Subsidiaries (as defined in the Indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries.

         As of December 31, 2000, there was $0.2 million remaining on deposit with a third party

                          SBARRO, INC. AND SUBSIDIARIES

2.       Going private transaction (continued):

     paying agent for untendered shares to be redeemed as part of the merger consideration. That amount is shown as restricted cash and amounts due for untendered shares in the consolidated balance sheet. Funds for the untendered shares are being returned to us to be held until claimed or escheated to the appropriate jurisdictions.

         In accordance with Emerging Issues Task Force Issue 88-16, "Basis in Leveraged Buyout Transactions", the acquisition of all the outstanding shares of common stock not owned by the Sbarro family and all outstanding stock options have been accounted for under the purchase method of accounting. As a result, the remaining shares of common stock owned by the Sbarro family are presented in shareholder's equity at their original basis in the accompanying consolidated balance sheet. During fiscal 2000, we finalized an allocation of the purchase price from the going private transaction based on an evaluation of the Company at September 29, 1999. As a result, property and equipment and intangible assets were increased by $7.0 million and $216.0 million, respectively, and annual depreciation and amortization expense was lower than originally estimated due to the allocation to assets with different remaining useful lives (See Note 13).

         All stock option plans that were in effect as of the date of the going private transaction were terminated on September 29, 1999.

         Summarized below are our unaudited pro forma results of operations for the fiscal years ended January 2, 2000 and January 3, 1999 as if the merger had taken place as of the beginning of that year.

         Adjustments have been made for the amortization of the excess of the purchase price over the cost basis of net assets acquired, interest expense, including interest on the $16 million mortgage issued subsequent to fiscal 1999 to one of the guaranteeing subsidiaries (Note
         14) and related changes in income tax expense.
                                                For the Fiscal Years Ended
                                        January 2, 2000        January 3, 1999
                                        ---------------         ---------------
                                              (In thousands)
         Pro Forma:
           Revenues                         $389,697           $381,787
                                            ========           ========
           Income before cumulative
            effect of accoun              $    6,662             $4,597
                                          ==========             ======
           Net incom                      $    6,662             $3,767
                                           =========             ======

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

         In connection with the termination of negotiations for the initial proposal of our acquisition of all shares of common stock not owned by such members of the Sbarro family, we recorded a charge of $1.0 million before tax, or $0.6 million after tax, in fiscal 1998.

3.       Description of business:

         We and our franchisees develop and operate family oriented cafeteria style Italian restaurants principally under the "Sbarro" and "Sbarro The Italian Eatery" names. The restaurants are located throughout the world, principally in shopping malls and other high traffic locations.

         The following sets forth the number of restaurants in operation as of:

                        ----------------------------- ---------------------- ---------------------- --------------------
                                                          December 31,            January 2,            January 3,
                                                              2000                   2000                  1999
                                                              ----                   ----                  ----
                        ----------------------------- ---------------------- ---------------------- --------------------
                        ----------------------------- ---------------------- ---------------------- --------------------

                        ----------------------------- ---------------------- ---------------------- --------------------
                        ----------------------------- ---------------------- ---------------------- --------------------
                        Sbarro-owned (a)                       636                    638                   624
                        ----------------------------- ---------------------- ---------------------- --------------------
                        ----------------------------- ---------------------- ---------------------- --------------------
                        Franchised                             303                    286                   268
                                                               ---                    ---                   ---
                        ----------------------------- ---------------------- ---------------------- --------------------
                        ----------------------------- ---------------------- ---------------------- --------------------
                                                               939                    924                   892
                                                               ===                    ===                   ===


(a) Excludes 33, 26, and 19 new concept units as of the end of the respective fiscal years.

4.       Property and equipment, net:

                                                                             December 31,                  January 2,
                                                                                 2000                        2000
                                                                                 ----                        ----
                  ------------------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------(In thousands)-------------------------
                  Land and improvements (a)                                     $ 3,781                         $ 3,364
                  ------------------------------------------------------------------------------------------------------
                  ------------------------------------------------------------------------------------------------------
                  Leasehold improvements                                        165,627                         204,478
                  ------------------------------------------------------------------------------------------------------
                  ------------------------------------------------------------------------------------------------------
                  Furniture, fixtures and equipment                              78,237                         112,087
                  ------------------------------------------------------------------------------------------------------
                  ------------------------------------------------------------------------------------------------------
                  Construction-in-progress                                          717                           3,157
                                                                                 ------                           -----
                  ------------------------------------------------------------------------------------------------------
                  ------------------------------------------------------------------------------------------------------
                                                                                248,362                         323,086
                  ------------------------------------------------------------------------------------------------------
                  ------------------------------------------------------------------------------------------------------
                  Less accumulated depreciation and                              95,894                         184,135
                                                                                 -------                        -------
                     amortization (b)
                  ------------------------------------------------------------------------------------------------------
                  ------------------------------------------------------------------------------------------------------
                                                                               $152,468                          $138,951
                                                                               ========                          ========
                  ------------------------------------------------------------------------------------------------------

                          SBARRO, INC. AND SUBSIDIARIES

4.       Property and equipment, net (continued):

(a) During 1998, we recorded a charge of $1.1 million before tax, $0.7 million after tax, for the difference between the carrying cost and proposed selling price of a parcel of land which is being offered for sale.
(b) Depreciation and amortization of property and equipment was $24.0, $23.9 and $22.5 million in fiscal 2000, 1999 and 1998 respectively. In connection with the going private transaction, an allocation of the purchase price resulted in certain increases in the property and equipment, and changes in accumulated depreciation and amortization during fiscal 2000. See Note 2.

5.       Intangible assets:

                  --------------------------------------------------------------------------------------------------------
                                                                              December 31,                 January 2,
                                                                                  2000                        2000
                                                                                  ----                        ----
                  --------------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------
                                                                                          (In thousands)
                  --------------------------------------------------------------------------------------------------

                  Franchise system and trademarks                                $207,529                     $560
                  Goodwill                                                          8,520
                  Deferred financing costs                                          9,694                    9,830
                  Other                                                                 -                    1,388
                                                                                -----------                  -----
                                                                                  225,743                   11,778
                  Less accumulated amortization                                     8,064                    1,178
                                                                                 -------                  --------
                                                                                 $217,679                  $10,600

6.       Accrued expenses:
                  --------------------------------------------------------------------------------------------------------
                                                                              December 31,                 January 2,
                                                                                  2000                        2000
                                                                                  ----                        ----
                                                                                           (In thousands)
                  --------------------------------------------------------------------------------------------------
                  Compensation                                                    $5,265                     $6,234
                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------
                  Payroll and sales taxes                                          3,413                      5,265
                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------
                  Rent and related cost                                            3,625                      2,438
                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------
                  Provision for unit closings (Note 11)                               50                        863
                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------
                  Other                                                            9,588                     12,114
                                                                                   -----                     ------
                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------
                                                                                 $21,941                    $26,914
                                                                                 =======                    =======

7.       Income taxes:

         In March 2000, we elected to be taxed, beginning January 3, 2000, under the provisions of Subchapter S of the Internal Revenue Code of 1986, and, where applicable and permitted,

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       Income taxes (continued):

         under similar state and local income tax provisions. With certain limited exceptions, we no longer pay federal, state and local income taxes for periods for which we are treated as an S corporation.

         Rather, our shareholders include their pro-rata share of our taxable income on their individual income tax returns and thus are required to pay taxes on their respective share of our taxable income, whether or not it is distributed to them.

         In connection with the going private transaction and the related financing, we have entered into a tax payment agreement with our shareholders. The tax payment agreement permits us to make periodic tax distributions to our shareholders in amounts that are intended to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and that income was taxed at the highest applicable federal and New York State marginal income tax rates. We may only make the tax distributions with respect to periods in which we are treated as an S corporation for income tax purposes. We made distributions to our shareholders in accordance with the tax payment agreement of $3.8 million in fiscal 2000 and $3.6 million in January 2001 and estimate that an additional $4.0 million of distributions will be made in 2001 related to 2000 earnings.

         In accordance with SFAS No. 109, "Accounting for Income Taxes", we reversed our net deferred taxes upon our conversion to S corporation status. This resulted in a credit to income taxes of $5.6 million in the first quarter of fiscal 2000.

                  -----------------------------------------------------------------------------------------------------------------
                                                                     For the Fiscal Years Ended
                                                       December 31,           January 2,                    January 3,
                                                           2000                    2000                         1999
                                                           ----                    ----                         ----
                                                                            (In thousands)
                   Federal:
                      Current                            $ -                      $14,758                     $19,421
                      Deferred                           (4,589)                      557                      (2,209)
                                                          --------              -------                        -------

                                                          (4,589)                  15,315                      17,212
                                                         -------                   ------                      ------
                  State and local:
                     Current                                  554                 3,854                         4,708
                     Deferred                              (1,040)                  153                         (373)
                                                         --------                ------                          ----
                                                             (486)                4,007                         4,335
                                                           -----                  -------                     -------

                                                          $(5,075)                $19,322                     $21,547
                                                          =========               =======                     =======
                  -----------------------------------------------------------------------------------------------------------

                          SBARRO, INC. AND SUBSIDIARIES

     7.   Income taxes (continued):

         Deferred income taxes as of January 2, 2000 were comprised of the following (in thousands):

      Depreciation and amortization                       $11,097
      ------------------------------------------------------------
      ------------------------------------------------------------
      Deferred charges                                         11
      ------------------------------------------------------------
      ------------------------------------------------------------
      Other
                                                             495
      ------------------------------------------------------------
      ------------------------------------------------------------
            Gross deferred tax liabilities                 11,603
                                                           ------
      Accrued expenses                                     (2,070)
      -------------------------------------------------------------
      -------------------------------------------------------------
      Deferred income                                      (3,496)
      -------------------------------------------------------------
      -------------------------------------------------------------
      Other                                                  (408)
                                                          ----
      -------------------------------------------------------------
      -------------------------------------------------------------
            Gross deferred tax assets                      (5,974)
                                                           -------

                  --------------------------------------------------
                                                            $5,629
                  --------------------------------------------------

         Actual tax expense differed from "expected" tax expense (computed by applying the Federal corporate rate of 35% for the fiscal years ended January 2, 2000, and January 3, 1999) as follows:
                  -----------------------------------------------------

                                                                                      For the Fiscal Years Ended
                                                                                    January 2,           January 3,
                                                                                      2000                 1999
                                                                                      ----                 ----
                                                                                          (In thousands)

                  Computed "expected" tax expense                                      $17,096               $19,382
                  ---------------------------------------------------------------------------------------------------
                  ---------------------------------------------------------------------------------------------------
                  Increase (reduction) in income taxes resulting from:
                     State and local income taxes, net of    federal                     2,605                 2,725
                       income tax benefit
                  ---------------------------------------------------------------------------------------------------
                  ---------------------------------------------------------------------------------------------------
                     Tax exempt interest income
                       and dividends received
                       deduction                                                       (1,002)              (1,198)
                     Amortization of excess
                       purchase price over the cost
                       of net assets acquired                                             700                    -
                     Other, net                                                           (77)                638
                                                                                       ----                  -----
                                                                                      $19,322               $21,547
                                                                                      ========              =======

                          SBARRO, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7.       Income taxes (continued):

         Deferred income taxes are provided for temporary differences between financial and tax reporting. These differences and the amount of the related deferred tax benefit are as follows (in thousands):
         -------------------------------------------------------------------
                                           For the Fiscal Years Ended
                                          January 2,           January 3,
                                             2000                 1999
                                            ----                 ----

         Depreciation and amortization      $(408)               $(1,824)
         Accrued expenses                   2,706                   (624)

         Other                             (1,588)                   604
                                          -------                    ---
                                            $ 710                $(1,844)


8.       Long-term debt:

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

         Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year and commenced on March 15, 2000. Our payment obligations under the Senior Notes are jointly, severally, unconditionally and irrevocably guaranteed by all of Sbarro's current Restricted Subsidiaries (as defined in the Indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries. The Senior Notes and the subsidiary guarantees are senior unsecured obligations of Sbarro and the guaranteeing subsidiaries, respectively, ranking pari passu in right of payment to all of our and their respective present and future senior debt, including amounts outstanding under the bank credit agreement discussed below. The Indenture permits redemption of the Senior Notes at our option at varying redemption prices and requires us to offer to purchase Senior Notes in the event of a Change of Control and in connection with certain Asset Sales (each as defined). The Indenture contains various covenants on our part and the guarantor subsidiaries, including, but not limited to, restrictions on our payment of dividends, stock repurchases, certain investments and other restricted payments, the incurrence of indebtedness and liens on our assets, affiliate transactions, asset sales and mergers. We were in compliance with the various covenants contained in the Indenture as of December 31, 2000.

                          SBARRO, INC. AND SUBSIDIARIES

8.       Long-term debt (continued):

         The discount at which the Senior Notes were issued, an aggregate of approximately $3.8 million, is being accreted to the Senior Notes over the original ten year life of the Senior Notes.

         (b) On September 23, 1999, we entered into a Bank Credit Agreement (the "Credit Agreement") which provides us with an unsecured senior revolving credit facility that enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30 million, including a $10 million sublimit for standby letters of credit. No amounts were outstanding under the credit facility as of December 31, 2000.

         Each of our current guaranteeing subsidiaries (the same entities as the Restricted Subsidiaries under the Indenture) have agreed to, and the future guaranteeing subsidiaries are to, unconditionally and irrevocably guarantee our obligations under the Credit Agreement on a joint and several basis. All borrowings under the Credit Agreement are repayable on September 28, 2004. In addition, we will be required to repay our loans and reduce the lenders' commitments under the Credit Agreement using the proceeds of certain asset sales and issuances of certain equity interests of, and sales of equity interests in, the guaranteeing subsidiaries.

         At our option, the interest rates applicable to loans under the Credit Agreement will be at either (i) the bank's prime rate (8.0% at March 28, 2001) plus a margin ranging from zero to 0.75% (the margin at March 28, 2001 was 0.50%) or (ii) reserve adjusted LIBOR (5.05% at March 28,
         2001) plus a margin ranging from 1.5% to 2.5% (the margin at March 28, 2001 was 2.25%). In each case, the margin depends upon the ratio of our senior debt (as defined) to its earnings before interest, taxes and depreciation and amortization ("EBITDA"). We have agreed to pay certain fees in connection with the Credit Agreement, including an unused commitment fee at a rate per year that will vary from 0.25% of the undrawn amount of the facility to 0.45% of the undrawn amount of the facility per year, depending upon the ratio of our senior debt to EBITDA. The unused commitment fee at March 28, 2001 was 0.40% per year.

         The Credit Agreement contains various covenants on our part and on the part of the guaranteeing subsidiaries, including, but not limited to, restrictions on the payment of dividends and making stock repurchases, certain investments and other restricted payments, the incurrence of indebtedness, guarantees, other contingent obligations, liens on assets, affiliate transactions, asset sales and mergers, consolidations and acquisitions of stock or

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.       Long-term debt (continued):

         assets by us and our guaranteeing subsidiaries. The Credit Agreement also contains provisions which, under certain circumstances, prohibit redemptions or repurchases of the Senior Notes, including repurchases that might otherwise be required pursuant to the terms of the Indenture, and imposes certain conditions on our amending or supplementing the Indenture. In addition, we are required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (in each case with the guaranteeing subsidiaries) of at least 2.0 to
         1.0 and a ratio of consolidated senior debt to consolidated EBITDA (in each case with the guaranteeing subsidiaries) ranging from 4.3 to 1.0 through December 29, 2001, 4.1 to 1 thereafter through December 28, 2002 and 3.9 to 1.0 beginning December 29, 2002. We were in compliance with the various covenants contained in the Credit Agreement as of December 31, 2000.

(c) In March 2000, one of our Restricted Subsidiaries obtained a $16.0 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The balance as of December 31, 2000 was $15.9 million. The mortgage agreement contains various covenants including a requirement that the Restricted Subsidiary maintain a minimum ratio of EBITDA to annual and quarterly debt service of at least 1.2 to 1.0. We were in compliance with the various covenants contained in the mortgage agreement as of December 31, 2000.

         Scheduled maturities of long-term debt are as follows (in thousands):

         Fiscal years ending:

                  December 30, 2001                            $130
                  December 29, 2002                             141
                  December 28, 2003                             155
                  January 2, 2005                               168
                  January 1, 2006                               182
                  Later years                               270,142
                                                            -------
                                                            270,918
                  Less:
                  Current maturities                           (130)
                  Unaccreted original issue discount         (3,310)
                                                        -------------
                                                           $267,478

                          SBARRO, INC. AND SUBSIDIARIES

9.       Commitments and contingencies:

         Commitments:

         We conduct all of our operations in leased facilities. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts.

         Rental expense under operating leases, including common area charges, other expenses and additional amounts based on sales, were as follows:
                                          For the Fiscal Years Ended
                                 December 31,     January 2,       January 3,
                                       2000          2000             1999
                                       ----          ----              ----
                                                (In thousands)
         Minimum rentals            $50,070         $47,627          $44,358
         Common area charges         14,819          14,002           13,557
         Contingent rentals           4,827           4,567            4,363
                                 ----------       ---------        ---------
                                    $69,716         $66,196          $62,278
                                  =======           =======          =======

         Future minimum rental and other payments required under non-cancelable operating leases for our restaurants that were open on December 31, 2000 and the existing leased administrative and support function office (Note 10) are as follows (in thousands):

                  Fiscal Years Ending:
                  December 30, 2001                             $75,146
                  December 29, 2002                              73,525
                  December 28, 2003                              70,401
                  January 2, 2005                                67,135
                  January 1, 2006                                63,562
                  Later years                                  $239,351


         We are the principal lessee under operating leases for certain franchised restaurants which are subleased to the franchisee. Franchisees pay rent and related expenses directly to the landlord. Future minimum rental payments required under these non-cancelable operating

                          SBARRO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       Commitments and contingencies:

         Contingencies (continued):

         leases for franchised restaurants that were open as of December 31, 2000 are as follows (in thousands):

                           Fiscal Years Ending:
                           December 30, 2001                     $1,674
                           December 29, 2002                      1,384
                           December 28, 2003                      1,258
                           January 2, 2005                        1,114
                           January 1, 2006                          889
                           Later years                           $2,360
                                                            -

         As of March 28, 2001, future minimum rental payments required under non-cancelable operating leases for restaurants which had not as yet opened as of December 31, 2000 are as follows (in thousands):

                           Fiscal Years Ending:
                           December 30, 2001                     $1,880
                           December 29, 2002                      3,257
                           December 28, 2003                      3,854
                           January 2, 2005                        3,959
                           January 1, 2006                        3,986
                           Later years                          $25,519

         We are a party to contracts aggregating $12.8 million with respect to the construction of restaurants. Payments of approximately $8.2 million have been made on those contracts as of December 31, 2000.

         We are the guarantor of $3.1 million of letters of credit and up to $8.9 million for loans, a mortgage and a line of credit for certain of our joint ventures.

         Contingencies:

         In February 1999, the Umberto of New Hyde Park joint venture companies, in which we have an 80% interest, began an action in the U.S. District Court for the Eastern District of New York against Umberto Corteo, who owns the remaining 20% interest in the joint venture companies, and against three other restaurants owned by Mr. Corteo. We alleged,

                          SBARRO, INC. AND SUBSIDIARIES

9.       Commitments and contingencies:

         Contingencies (continued):

         among other things, that Mr. Corteo engaged in unfair trade practices and in trademark infringement, thereby breaching the joint venture agreements. We were seeking an accounting, compensatory and punitive damages and injunctive relief. The answer filed by Mr. Corteo and his co-defendants denied our claims and further alleged that non-competition restrictions against Mr. Corteo in the joint venture agreements are unenforceable. Mr. Corteo and his co-defendants had also counterclaimed against us alleging misappropriation of trademark rights and failure to perform administrative duties that amounted to a breach of the agreements. In March 2001, we acquired the 20% interest owned in this venture by Mr. Corteo in final settlement of this litigation. The terms of the settlement agreement do not have a material impact upon either our financial condition or results of operations.

         On November 17, 1999, an action was instituted against us in which the plaintiffs allege that they served as store managers, general managers, assistant managers or co-managers in our restaurants in the State of Washington at various times since November 17, 1996 and that, in connection with their employment, we violated the overtime pay provisions of the State of Washington's Minimum Wage Act by treating them as overtime exempt employees, breached alleged employment agreements and statutory provisions by failing to record and pay for hours worked at the contract rates and/or statutory minimum wage rates and failed to provide statutorily required meal breaks and rest periods. The plaintiffs represent substantially all of our restaurant managers employed for any period of time on or after November 9, 1996 in the State of Washington. We currently own and operate 18 restaurants in the State of Washington. The plaintiffs seek actual damages, exemplary damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts, and injunctive relief. A settlement agreement has been approved by the court for approval and will not have a material impact upon either our financial condition or results of operations.

         On December 20, 1999, twelve current and former general managers of Sbarro restaurants in California amended a complaint filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the motion was denied by the court. We believe that we have substantial defenses to the claims and are vigorously defending this action.

                          SBARRO, INC. AND SUBSIDIARIES

9.       Commitments and contingencies:

         Contingencies (continued):

         On September 6, 2000, eight other current and former general managers of Sbarro restaurants in California filed a complaint against Sbarro in the Superior Court of California for Orange County alleging that the plaintiffs were improperly classified as exempt employees under California wage and hour law. Plaintiffs are represented by the same counsel who is representing the plaintiffs in the case discussed in the preceding paragraph. We believe that we have substantial defenses to the claims and are vigorously defending this action.

         From time to time, we are a party to certain claims and legal proceedings in the ordinary course of business, none of which, in our opinion, would have a material adverse effect on our financial position or results of operations.

10.      Transactions with related parties:

         We are the sole tenant of an administrative office building which is leased from a partnership owned by certain of Sbarro's shareholders.

         For each of the 2000, 1999 and 1998 fiscal years, the annual rent paid pursuant to the sublease was $0.3 million. The annual rent payable pursuant to the sublease is $0.3 million each year for the remainder of the lease term which expires in 2011. In addition, we are obligated to pay real estate taxes, utilities, insurance and certain other expenses for the facility. We believe that our rent is comparable to the rent that would be charged by an unaffiliated third party.

         In April 2000, we loaned our Chairman, President and Chief Executive Officer, $2.0 million, pursuant to a note due on April 4, 2002 bearing interest at 6.46%, payable annually.

         On January 2 and 3, 2001, we loaned three executive officers and directors, Mario, Anthony and Joseph Sbarro, $200,000, $300,000 and $200,000, respectively, which loans were repaid on January 15, 2001 with interest at our bank's prime rate in effect at that time.

         A member of our Board of Directors acts as a consultant to us for which he received $0.3 million, $0.5 million and $0.1 million in the 2000, 1999 and 1998 fiscal years, respectively.

                          SBARRO, INC. AND SUBSIDIARIES

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

12.      Dividends:

         During 2000, we made distributions to our shareholders totaling $22.1 million including $3.8 million for taxes pursuant to the tax payment agreement described in Note 7.

13.      Quarterly financial information (unaudited):

                                                  First             Second             Third         Fourth
                                                 Quarter            Quarter           Quarter       Quarter
                                                     (In thousands)
         Fiscal year 2000
         Revenues                               $111,423            $88,306            $91,562       $108,118
         Gross profit (a)                         86,028             67,036             70,324         84,572
         Net income (b)                            5,194              1,447              2,446         16,358
                                             ===========            =======           ========       ========

         Fiscal year 1999
         Revenues                               $106,942            $83,534            $91,456       $107,765
         Gross profit (a)                         81,345             64,213             69,570         84,430
         Net income (b)                            6,912              6,234              7,563          8,814
                                               ==========         ==========          =========      ==========

     (a) Gross profit represents the difference between restaurant sales and the cost of food and paper products.
     (b) See  Notes 2 and 11 for
          information regarding unusual charges in the fourth quarter of fiscal 2000 and 1999. See Note 7 regarding a $5.6 million credit to income tax expense upon conversion to an S Corporation in the first quarter of

                          SBARRO, INC. AND SUBSIDIARIES

13.      Quarterly financial information (unaudited) (continued):

     2000. See Note 2 regarding a reduction of $2.4 million of depreciation and amortization recorded in the fourth quarter of 2000 upon finalization of the purchase price allocation from the going private transaction.

14.      Guarantor and non-guarantor financial statements:

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

         The following condensed consolidating financial information presents:

        (1) Condensed consolidating balance sheets as of December 31, 2000 and January 2, 2000 and related statements of income and cash flows for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999 of (a) Sbarro, Inc., the parent,
                  (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) the Company on a consolidated basis.

     (2) Elimination entries necessary to consolidate Sbarro, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

     (3) Investments in subsidiaries are accounted for by the parent on the cost method.

    The principal elimination entries eliminate intercompany balances and transactions.

                          SBARRO, INC. AND SUBSIDIARIES

14.      Guarantor and non-guarantor financial statements (continued):


                           Consolidating Balance Sheet

                             As of December 31, 2000

                                     ASSETS



                                                      Guarantor             Nonguarantor                         Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Current assets:
   Cash and cash equivalents       $36,963              $4,232                $1,124                              $42,319
   Restricted cash for untendered
     shares                            153                   -                -                                       153
   Receivables less allowance for
     doubtful accounts of $211:
     Franchise                      1,350                   -                  -                                    1,350
     Other                          1,111                 370                   103             ($30)               1,554
                                  -------            --------               -------          --------               -------
                                    2,461                 370                   103              (30)               2,904

   Inventories                      1,459               1,763                   309                -                3,531
   Prepaid expenses                   836                 136                    27                -                  999
                                   -------             ------                 ------         --------              -------
     Total current assets          41,872               6,501                 1,563               (30)             49,906

Intercompany receivables           20,318             195,470                     -          (215,788)                  -

Investment in subsidiaries        65,469                    -                     -           (65,469)                  -

Property and equipment, net       45,486               88,026                18,956                  -            152,468

Intercompany  receivables -
        long term                  3,558                    -                    -             (3,558)                 -

Intangible assets:
   Franchise system and trademarks,
      net                         201,044                  -                     -                   -            201,044
   Deferred financing costs and
     other, net                    16,262                 373                    -                   -             16,635

Loan receivable from officer        2,000                   -                  -                 -                  2,000

Other assets                      10,788                   52                  (534)             (3,804)            6,502
                               ----------          ------------          -----------           ---------           -------
                                 $406,797            $290,422             $ 19,985            ($288,649)         $428,555
                                 ========            ========             ========            ==========          ========



                          SBARRO, INC. AND SUBSIDIARIES

14.      Guarantor and non-guarantor financial statements (continued):


                           Consolidating Balance Sheet

                             As of December 31, 2000

                       LIABILITIES AND SHAREHOLDERS EQUITY



                                                      Guarantor             Nonguarantor                         Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Current liabilities:
   Amounts due for
       untendered shares             $153                                                                           $153
   Accounts payable                 9,593                $135               $556                                  10,284
   Accrued expenses                20,025              (1,094)             3,010                                  21,941
   Accrued interest payable         8,181                   -                  -                                   8,181
   Current portion of
       mortgage payable                 -                 130                  -                 -                   130
                                ---------              ------          ---------         ---------                 -----
     Total current liabilities     37,952                (829)             3,566                 -                40,689

Intercompany payables             195,470                   -             20,318         ($215,788)                    -

Deferred rent                       6,791                   -                  -                 -                 6,791

Long-term debt, net of
   original issue discount        251,689              15,789                  -                 -               267,478

Intercompany payables - long term       -               3,558                  -            (3,558)                    -

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
       authorized 1,000,000 shares;
         none issued                    -                   -                  -                 -                     -
   Common stock, $.01 par value:
       authorized 40,000,000 shares;
        issued and outstanding
       7,064,328 shares                71                   -                  -                 -                    71
   Additional paid-in capital          10              65,469              2,507           (67,976)                   10
   Retained earnings (deficit)    (85,186)            206,435             (6,406)           (1,327)              113,516
                                 ---------          ---------           ---------         ---------             --------

                                  (85,105)            271,904             (3,899)          (69,303)              113,597
                                 ---------          ---------           ---------         ---------             --------

                                 $406,797            $290,422            $19,985         ($288,649)             $428,555
                                =========           =========           ========        ===========            =========


                          SBARRO, INC. AND SUBSIDIARIES

14.      Guarantor and non-guarantor financial statements (continued):

                           Consolidating Balance Sheet

                              As of January 2, 2000

                                     ASSETS

                                                      Guarantor             Nonguarantor                         Consolidated
Current assets:                     Parent           Subsidiaries      Subsidiaries     Eliminations               Total
                                    ------           ------------      ------------     ------------               -----
   Cash and cash equivalents       $27,853              $4,391            $1,510                                 $33,754
   Restricted cash for untendered
       shares                         298                   -                  -                                     298

     Receivables less allowance for
         doubtful accounts of $419
       Franchise                    1,429                   -                  -                                   1,429
       Other                        1,280                  16                 77             ($30)                 1,343
                                 --------            --------           --------       -----------             ---------
                                    2,709                  16                 77              (30)                 2,772

   Inventories                      1,594               1,963                160                 -                 3,717
   Prepaid expenses                 2,013                (377)                61                 -                 1,697
                                  -------            --------           --------        -----------              -------
     Total current assets          34,467               5,993              1,808              (30)                42,238

Intercompany receivables           13,258             172,769                  -         (186,027)                     -

Investment in subsidiaries         66,237                   -                  -          (66,237)                     -

Property and equipment, net        47,570              82,216              9,165                 -               138,951

Intercompany  receivables
     - long term                   19,897                   -                  -          (19,897)                     -

Excess of purchase price over the
   cost of net assets acquired, net 220,681                 -                  -                 -               220,681

Intangible assets:
   Franchise system and trademarks,
     net                              432                   -                  -                 -                   432
   Deferred financing costs and other,
     net                           10,168                                                                         10,168

Other assets                        6,263                 706              (125)           (1,771)                 5,073
                                    -----                 ---              -----         ---------              --------

                                 $418,973            $261,684            $10,848        $(273,962)              $417,543
                                =========           =========           ========       ===========             =========


                          SBARRO, INC. AND SUBSIDIARIES

14.      Guarantor and non-guarantor financial statements (continued):


                           Consolidating Balance Sheet

                              As of January 2, 2000

                       LIABILITIES AND SHAREHOLDERS EQUITY



                                                      Guarantor             Nonguarantor                         Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Current liabilities:
   Amounts due for
       untendered shares             $298                                                                           $298
   Accounts payable                 8,013                $296               $440                                   8,749
   Accrued expenses                25,452                (348)             1,810                                  26,914
   Accrued interest payable         7,480                   -                  -                                   7,480
   Income taxes                       984                (180)               (72)                                    732
                                  -------            ---------          ---------------------                   --------

       Total current liabilities   42,227                (232)             2,178                 -                44,173

Intercompany payables             172,769                   -             13,258         ($186,027)                    -

Deferred rent                       6,151                   -                  -                 -                 6,151

Deferred income taxes               5,629                   -                  -                 -                 5,629

Long-term debt, net of
   original issue discount        251,310                   -                  -                 -               251,310

Intercompany payables - long term       -              19,897                  -           (19,897)                    -

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
       authorized 1,000,000 shares;
         none issued                    -                   -                  -                 -                     -
   Common stock, $.01 par value:
       authorized 40,000,000 shares;
       issued and outstanding
       7,064,328 shares                71                   -                  -                 -                    71
   Additional paid-in capital          10              66,238              1,800           (68,038)                   10
   Retained earnings (deficit)   (59,194)             175,781            (6,388)                 -               110,199
                               ----------           ---------          ---------      ------------            ----------

                                 (59,113)             242,019            (4,588)           (68,038)              110,280
                               ----------           ---------         ----------         ----------            ---------

                                 $418,973            $261,684            $10,848          (273,962)             $417,543
                                =========            ========           ========         ==========             ========


                          SBARRO, INC. AND SUBSIDIARIES

14.      Guarantor and non-guarantor financial statements (continued):

                        Consolidating Statement of Income
                   For the fiscal year ended December 31, 2000


                                                    Guarantor        Nonguarantor                                Consolidated
                                  Parent           Subsidiaries      Subsidiaries     Eliminations                  Total
Revenues:

     Restaurant sales            $163,903            $194,797            $23,665                                $382,365
     Franchise related income      11,231                   -                  -                                  11,231
     Real estate and other          3,161               3,490                  -            ($839)                 5,812
     Intercompany charges               -              16,991                  -          (16,991)                     -
                             ------------            --------          -----------         ---------         -------------
         Total revenues          178,295              215,278             23,665          (17,830)               399,408
                                 -------              -------             ------           -------              -------

Costs and expenses:
     Restaurant operating expenses:
       Cost of food and paper
         products                 28,760              39,186               6,459                -                74,405
       Payroll and other
         employee benefits        39,571              53,671               8,311                -               101,553
       Other operating costs      46,929              60,667               6,526                -               114,122
     Depreciation and
        amortization              14,894              13,112                1,033               -                29,039
     General and administrative   18,173              12,497                1,051             (839)              30,882
     Intercompany charges         16,991                   -                  -            (16,991)                   -
                                  ------             ---------         ----------         ---------           ----------
       Total costs and expenses  165,318             179,133               23,380          (17,830)             350,001
                                 --------           ---------           --------        -----------         ------------

Operating income before
      minority interest           12,977              36,145                 285                 -                49,407
Minority interest                   -                      -                 (46)                -                   (46)
                              ----------          ----------             --------        ----------              --------
Operating income                  12,977              36,145                 239                 -                49,361

Other (expense) income:
     Interest expense            (29,244)               (999)             (1,612)            1,612               (30,243)
     Interest income               2,561                    -                   -           (1,612)                  949
     Equity in net income
       of unconsolidated
        affiliates                   303                   -                   -                -                   303
                                   --------      ------------        ------------    -------------                ------

Net other (expense) income       (26,380)               (999)             (1,612)                -               (28,991)

Income (loss) before income
        taxes                    (13,403)             35,146              (1,373)                -                20,370
Income taxes (benefit)            (5,790)                743                (28)                 -                (5,075)
                                ----------            -------           ---------       ----------              --------

Net income (loss)                $(7,613)            $34,403             $(1,345)       $       -                $25,445
                                ==========           ========            ========      ==========              ==========


                          SBARRO, INC. AND SUBSIDIARIES

14.      Guarantor and non-guarantor financial statements (continued):

                                                        Consolidating Statement of Income
                                                   For the fiscal year ended January 2, 2000

                                                      Guarantor        Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Revenues:
     Restaurant sales            $162,770            $194,105            $18,639                                $375,514
     Franchise related income       8,688                   -                  -                                   8,688
     Real estate and other          2,659               2,913                (77)                                  5,495
     Intercompany charges               -              19,864                  -             $(19,864)                 -
                            -------------          -----------        -----------            ----------      ------------
         Total revenues           174,117             216,882             18,562              (19,864)           389,697
                            --------       ---------                     -------             ----------           -------

Costs and expenses:
     Restaurant operating expenses:
       Cost of food and paper
         products                  30,297              40,871              4,788                   -              75,956
       Payroll and other
         employee benefits         42,844              48,509              5,983                   -              97,336
       Other operating costs       43,198              60,325              5,076                   -             108,599
     Depreciation and amortization 12,210              12,703                799                   -              25,712
     General and administrative    14,548              12,393              1,913                   -              28,854
     Provision for store closing        -                   -              1,013                   -               1,013
        Intercompany charges       19,864                   -                  -             (19,864)                  -
                                 --------        ------------           --------          ----------          -----------
       Total costs and expenses   162,961             174,801             19,572             (19,864)            337,470
                                  -------             -------           --------          --------            ----------

Operating income (loss) before
     minority interest             11,156              42,081            (1,010)                 -                52,227
Minority interest                       -                   -               266                  -                   266
                               -----------         ----------            ------             --------            --------
Operating income (loss)            11,156              42,081              (744)                 -                52,493

Other (expense) income:
     Interest expense             (7,899)                   -               (997)             997                 (7,899)
     Interest income               4,825                    -                  -             (997)                 3,828
     Equity in net income
       of unconsolidated
        affiliates                    423                   -                  -                -                   423
                                   ---------     ------------       ------------    -------------              ---------
Net other (expense) income         (2,651)                  -               (997)               -                (3,648)
                                  -------        ------------            --------   -------------                 -------

Income (loss) before
     income taxes                  8,505              4 2,081             (1,741)               -                48,845
Income taxes                       3,365               16,646               (689)               -                19,322
                                 --------             -------          ---------      -----------               --------

Net income (loss)                 $5,140              $25,435            $(1,052)       $       -               $29,523
                                  =======             =======         ==========       ==========                =======



                          SBARRO, INC. AND SUBSIDIARIES

14.      Guarantor and non-guarantor financial statements (continued):

                                                       Consolidating Statement of Income
                                                   For the fiscal year ended January 3, 1999

                                                           Guarantor            Nonguarantor                    Consolidated
                                            Parent        Subsidiaries          Subsidiaries    Eliminations       Total

Revenues:
   Restaurant sales                      $162,390            $192,127            $15,584                        $370,101
   Franchise related income                 8,284                   -                  -                           8,284
   Real estate and other                    3,070                 863              (531)                           3,402
   Intercompany charges                         -              21,176                -          ($21,176)             -
                                         ---------           ------------         --------       ---------      ----------
     Total revenues                       173,744             214,166            15,053          (21,176)        381,787
                                        ---------             ----------          -------       ---------       ---------

Costs and expenses:
   Restaurant operating expenses:
     Cost of food and paper products       32,279              42,279              4,045               -          78,603
     Payroll and other employee benefits   38,192              50,398              4,748               -          93,338
     Other operating costs                 42,573              55,812              4,542               -         102,927
   Depreciation and amortization            9,875              12,239                670               -          22,784
   General and administrative              13,548               9,995                456               -          23,999
   Provision for unit closings              2,515                   -                  -               -           2,515
   Terminated transaction costs               986                   -                  -               -             986
   Litigation settlement and related costs  3,544                   -                  -               -           3,544
   Loss on land to be sold                  1,075                   -                  -               -           1,075
    Intercompany charges                   21,176                   -                  -          (21,176)            -
                                        ---------          ----------         ----------        -----------      -------
       Total costs and expenses           165,763             170,723             14,461          (21,176)       329,771
                                        ---------          ----------           --------        --------       ---------

   Operating income before
     minority  interest                     7,981              43,443                592               -          52,016
   Minority interest                            -                   -               (101)              -            (101)
                                      -----------         -----------             -------       ---------          -----
   Operating income                         7,981              43,443                491               -          51,915
                                         --------             -------             -------       ---------       --------

Other (expense) income:
   Interest expense                             -                   -                  -               -               -
   Interest income                          5,120                   -                  -               -           5,120
   Equity in net loss of
     unconsolidated affiliates               (296)                  -                  -               -            (296)
                                        ---------        ------------        -----------   -------------     -----------

Net other income                            4,824                   -                  -               -           4,824
                                          -------        ------------        -----------   -------------        --------

Income  before income taxes and cumulative
   effect of change in method of accounting
   for start-up costs                      12,805              43,443                491               -          56,739
Income taxes (benefit)                      4,813              16,509                225                -         21,547
                                       ----------           ---------          ---------        --------        --------
Income before cumulative change of
   change in accounting method              7,992              26,934                266               -          35,192
Cumulative change in method of
   accounting for start-up costs,
   net of income taxes of $504               (682)                  -               (176)              -            (858)
                                       -----------        -----------         -----------     ----------      -----------
Net income                                 $7,310             $26,934                $90        $      -         $34,334
                                         ========             =======         ===========      =========        ========



                          SBARRO, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14.      Guarantor and non-guarantor financial statements (continued):

                      Consolidating Statement of Cash Flows
                   For the fiscal year ended December 31, 2000


                                                      Guarantor          Nonguarantor                            Consolidated
Operating activities:               Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Net income (loss)                  ($7,613)             $34,403          $(1,345)           $   -                $25,445
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization  17,324               12,131            1,034                -                 30,489
     Increase in deferred rent, net    180                  -                  -                -                    180
     Minority interest                  -                   -                 46                -                     46
     Equity in income of
      unconsolidated affiliates       (303)                 -                  -                -                   (303)
     Dividends received from
      unconsolidated affiliates        156                  -                  -                -                    156
     Changes in operating assets
      and liabilities:
      Decrease(increase)in
        receivables                    248                 (354)             (26)               -                   (132)
      Decrease (increase) in
        inventories                    134                  201             (149)               -                    186
      Decrease (increase)in
        prepaid expenses             1,177                 (513)              34                -                    698
      (Increase) decrease in
        other assets                (9,441)                 242            2,443            7,060                    304
(Increase) decrease  in accounts
      (Decrease) increase in accounts
        payable and accrued expenses (3,912)               (438)           1,270                -                 (3,080)
      (Decrease) increase in
        income taxes payable          (985)              180                 73                 -                   (732)
                                  ---------         ---------            -------      -----------                 -------
Net cash (used in) provided by operating
   activities before change in accrued
   interest payable and effect of
   conversion to Subchapter S status(3,035)            45,852              3,380            7,060                 53,257

Change in deferred taxes due to
   Subchapter S conversion          (5,629)                 -                  -                -                 (5,629)
Increase in accrued interest payable   701                  -                  -                -                    701
                                    ---------      ----------          ---------        ---------               --------
Net cash (used in) provided by
   operating activities             (7,963)            45,852              3,380            7,060                 48,329

Investing activities:
Purchases of property and equipment (7,628)           (12,740)           (10,825)               -                (31,193)
Proceeds from disposition of
   property and equipment               35                   -                 -                -                     35
                                 ---------       -------------      -------------   -------------              ---------
Net cash used in investing
        activities                  (7,593)           (12,740)           (10,825)               -                (31,158)
                                     -------          --------           --------   -------------                --------


                          SBARRO, INC. AND SUBSIDIARIES

14.      Guarantor and non-guarantor financial statements (continued):

                      Consolidating Statement of Cash Flows
                   For the fiscal year ended December 31, 2000


                                                      Guarantor        Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Financing activities:
Proceeds from mortgage                  -               16,000                 -                -                 16,000
Mortgage principal repayments           -                 (81)                 -                -                    (81)
Cost of mortgage                        -                (397)                 -                -                   (397)
Loan to officer                    (2,000)                  -                  -                -                 (2,000)
Distributions to shareholders     (22,128)                  -                  -                -                (22,128)
Intercompany balances              48,793              (48,793)            7,060           (7,060)                    -
                                ---------             --------          --------          --------          ------------
Net cash (used in) provided
   by financing activities         24,665              (33,271)            7,060           (7,060)                (8,606)
                              -----------            ---------          --------           -------                -------

Increase (decrease) in cash and
   cash equivalents                 9,109                 (159)              (385)               -                  8,565
Cash and cash equivalents
   at beginning of year            27,853                4,391              1,510                -                 33,754
                                ---------             -------            -------          -------               --------
Cash and cash equivalents
   at end of year                 $36,962               $4,232             $1,125         $      -                $42,319
                                 ========            ========            =======         ========              =========

Supplemental disclosure of cash flow information:
Cash paid during the period
   for income taxes                $3,240                $676                $33           $    -                 $3,949
                                   ======                ====                ===           ======                 ======
Cash paid during the period
   for interest                   $27,152                $999             $    -           $    -                $28,151
                                  =======                ====             ======           ======                =======

                          SBARRO, INC. AND SUBSIDIARIES

14.      Guarantor and non-guarantor financial statements (continued):

                      Consolidating Statement of Cash Flows
                    For the fiscal year ended January 2, 2000


                                                      Guarantor         Nonguarantor                            Consolidated
Operating activities:               Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Net income (loss)                    $5,140           $25,435            $(1,052)                                $29,523
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and
        amortization                 13,017            12,269                802                                  26,088
     Increase in deferred
      income taxes                      710                 -                  -                                     710
     Decrease in deferred rent, net    (107)                -                  -                                    (107)
     Provision for unit closings      1,013                 -                  -                                   1,013
     Minority  interest                   -                 -               (266)                                   (266)
     Equity in income of
      unconsolidated affiliates        (423)                -                  -                                    (423)
     Changes in operating assets
      and liabilities:
      (Increase) decrease  in
        receivables                     772               (11)                 9                                     770
      (Increase) decrease  in
        inventories                    (247)             (309)                 2                                    (554)
      (Increase) decrease in
        prepaid expenses               (413)               73                (68)                                   (408)
      (Increase) decrease in
        other assets                 (6,629)              (17)               333           $3,415                 (2,898)
      Increase (decrease) in accounts
        payable and accrued
        expenses                      2,967              (594)               389                -                  2,762
      (Decrease) increase  in income
       taxes payable                 (1,264)            (92)               (52)                 -                 (1,408)
                                   ---------      ------------       -----------         --------               ---------
Net cash provided by operating
   activities before change
   in accrued interest payable       14,536            36,754                 97             3,415                54,802

Increase in accrued interest payable  7,480                 -                  -                 -                 7,480
                                      -----                 -                  -                 -                 -----
Net cash provided by
   operating activities              22,016            36,754                 97             3,415                62,282
                                     ------            ------                 --             -----                 -----

Investing activities:
Purchases of property and equipment  (8,877)          (13,750)            (2,655)                -               (25,282)
Proceeds from disposition of
   property and equipment                55                 -                  -                -                     55
                                  ---------     -------------      -------------    -------------            -----------
Net cash used in investing
   activities                        (8,822)          (13,750)            (2,655)                -               (25,227)
                                     ---------       --------            -------    -------------               --------


                          SBARRO, INC. AND SUBSIDIARIES

14.      Guarantor and non-guarantor financial statements (continued):

                      Consolidating Statement of Cash Flows
                    For the fiscal year ended January 2, 2000


                                                      Guarantor        Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Financing activities:
Proceeds from long-term debt        251,211                 -                  -                -                251,211
Cost of merger and related
 financing                         (411,000)                -                  -                -               (411,000)
Accrued and previously paid
    Merger costs                      1,007                 -                  -                -                  1,007
Proceeds from exercise of
   stock options                        426                 -                  -                -                    426
Intercompany balances              24 ,880            (24,880)             3,415           (3,415)                     -
                                -----------           --------           --------        ---------           -----------
Net cash used in
   financing activities           (133,476)           (24,880)             3,415           (3,415)              (158,356)
                                ------------       -----------            -------         --------             ---------

(Decrease) increase in cash and
   cash equivalents               (120,282)             (1,876)              857                -               (121,301)
Cash and cash equivalents
   at beginning of year            148,134               6,268               653                -                155,055
                                -----------            ------               ----       ----------         --------------
Cash and cash equivalents
   at end of period                $27,852              $4,392            $1,510        $       -                $33,754
                                  =========          ========             ======      ===========              =========

Supplemental disclosure of cash flow information:
Cash paid during the period
   for income taxes                $17,540             $2,544                $45           $    -                $20,129
                                    =======            ======                ===           ======                =======
Cash paid during the period
   for interest                        $30            $    -              $    -           $    -                    $30
                                        ===            ======             ======           ======                    ===


                          SBARRO, INC. AND SUBSIDIARIES

14.      Guarantor and non-guarantor financial statements (continued):

                      Consolidating Statement of Cash Flows
                    For the fiscal year ended January 3, 1999


                                                      Guarantor          Nonguarantor                            Consolidated
Operating activities:               Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Net income                           $7,310           $26,934                $90              $   -               $34,334
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Cumulative effect of change in
      method of accounting for
      start-up costs                    682                 -                176                -                    858
     Depreciation and amortization   10,105            12,007                672                -                 22,784
     (Decrease) in deferred
       income taxes                  (2,078)                -                  -                -                 (2,078)
     Increase in deferred rent, net     214                 -                  -                -                    214
     Provision for unit closings      2,515                 -                  -                -                  2,515
     Loss on land to be sold          1,075                 -                  -                -                  1,075
     Minority interest                  -                   -                101                -                    101
     Equity in loss of
      unconsolidated affiliates         296                 -                  -                -                    296
     Dividends received from
      unconsolidated affiliates          75                 -                  -                -                     75
     Changes in operating assets
      and liabilities:
      (Increase) decrease in
         receivables                 (1,160)              (5)                 18                                  (1,147)
      Increase in inventories           (67)             (74)                (22)               -                   (163)
      Decrease (increase) in prepaid
       expenses                         480               (40)                48                -                    488
      Increase (decrease) in
        other assets                 (1,503)             (480)                33            1,015                   (935)
      Increase (decrease) in accounts
         payable and accrued expenses 1,330              (474)               557                -                  1,413
      Decrease in income taxes
        payable                        (615)              (16)                 -                -                   (631)
                                      ---------   ------------       -----------         --------              ----------
Net cash provided by
   operating activities              18,659            37,852              1,673            1,015                 59,199
                                   --------         ----------         ---------           -------             ---------

Investing activities:
Purchases of property and equipment (14,882)          (10,959)           (2,372)                -                (28,213)
Proceeds from disposition of
   property and equipment                52                 -                  -                -                     52
Proceeds from maturities of
   marketable securities              7,500                 -                  -                -                  7,500
                                   --------        ----------         ----------       ----------                -------
Net cash used in investing
  activities                        (7,330)           (10,959)            (2,372)               -                (20,661)
                                 ----------          --------            -------       ----------                --------


                          SBARRO, INC. AND SUBSIDIARIES

14.      Guarantor and non-guarantor financial statements (continued):

                      Consolidating Statement of Cash Flows
                    For the fiscal year ended January 3, 1999


                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Financing activities:
Proceeds from exercise of
   stock options                     2,144                 -                  -                -                  2,144
Distribution to shareholders        (5,521)                -                  -                -                 (5,521)
Intercompany balances               25,116            (25,116)             1,015          (1,015)                    -
                                 ----------           --------            -------       ----------           -----------
Net cash used in
   financing activities             21,739            (25,116)             1,015           (1,015)               (3,377)
                                   --------        -----------            -------        ---------             ---------

Increase in cash and
   cash equivalents                 33,068              1,777                316                 -               35,161
Cash and cash equivalents
   at beginning of year            115,066              4,491                337                 -              119,894
                                  ---------           -------               ----         --------         --------------
Cash and cash equivalents
   at end of year                 $148,134             $6,268               $653          $      -             $155,055
                                   ========           =======              =====         ========              =========

Supplemental disclosure of cash flow information:
Cash paid during the period
   for income taxes                $22,855             $1,750                $12            $   -               $24,617
                                    =======            ======                ===            =====                =======
Cash paid during the period
   for interest                     $    -            $    -             $    -           $    -                 $    -
                                     ======            ======             ======           ======           ============

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company and their ages at March 15, 2001 are:

   Name                   Age                           Position
   Mario Sbarro            59    Chairman of the Board, President, Chief
                                 Executive Officer and Director
   Anthony Sbarro          54    Vice Chairman of the Board, Treasurer and
                                     Director
   Joseph Sbarro           60    Senior Executive Vice President, Secretary
                                         and Director
   Carmela Sbarro          79    Vice President and Director
   Anthony J. Missano      42    President -- Quick Service Division and
                                        Corporate Vice President
   Gennaro A. Sbarro       34    President-- Franchising and Licensing
                                     Division and Corporate Vice President
   Gennaro J. Sbarro       38    President --  Casual  and  Fine  Dining
                                        Division  and Corporate Vice President
   Robert G. Rooney        43    Senior Vice President and Chief Financial
                                     Officer
   Carmela N. Merendino    36    Vice President-- Administration
   Joseph A. Fallarino     48    Vice President-- Human Resources
   Henry G. Ciocca         54    Vice President and General Counsel
   John Bernabeo           44    Vice President-- Architecture and
                                         Engineering
   Donald A. Dziomba       52    Vice President-- Management Information
                                        Services
   Steven B. Graham        47    Vice President and Controller
   J. Peter Brown          49    Vice President-- Franchise Development
   Harold L. Kestenbaum    51    Director
   Richard A. Mandell      58    Director
   Terry Vince             72    Director
   Bernard Zimmerman       68    Director


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

     ROBERT G. ROONEY was elected Senior Vice President and Chief Financial Officer in January 2000. From June 1999, when he joined us, until January 2000, Mr. Rooney served as Vice President-- Finance and Chief Financial Officer. From December 1996 until he joined us, Mr. Rooney was employed by Discovery Zone, Inc. (a national family entertainment center chain), serving as Senior Vice President, Chief Financial and Administrative Officer since February 1997. From March 1994 until September 1996, Mr. Rooney served as Senior Vice President and Chief Financial Officer of Victory Capital LLC (formerly Forschner Enterprises, Inc.), a venture capital firm, and, from September 1992 to February 1994, served as a director and consultant on behalf of various investors and investment funds affiliated with Forschner Enterprises, Inc. Discovery Zone, Inc., which had filed under Chapter 11 of the United States Bankruptcy Code prior to Mr. Rooney's joining that company, again filed under that law on April 20, 1999. Mr. Rooney has been a certified public accountant in New York for over 20 years.

     CARMELA N. MERENDINO was elected Vice President-- Administration in October 1988. Ms. Merendino joined us in March 1985 and performed a variety of corporate administrative functions for us prior to her election as Vice President-- Administration.

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

     J. PETER BROWN jointed Sbarro in May 2000 as Vice President - Franchise Development From May 1996 until joining us, Mr. Brown served as Vice President of Business Development of Arby's Inc. (dba Triarc Restaurant Group), a subsidiary of Triarc Companies, Inc., a branded consumer products company in beverages and restaurant franchising. From July 1993 through April 1996 he served as Vice President Asset Development with Scott's Food Services, a subsidiary of Scott's Hospitality Inc., a food service and retail corporation.

     HAROLD L. KESTENBAUM has been a practicing attorney in New York since 1976. He became a director of Sbarro in March 1985. Mr. Kestenbaum is also a director of Extravnet.com, Inc.

     RICHARD A. MANDELL, a private investor and financial consultant, was a Managing Director of BlueStone Capital Partners, L.P., an investment banking firm, from February until April 1998 and Vice President -- Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, from January 1996 until February 1998. From 1982 until June 1995, Mr. Mandell served as a Managing Director of Prudential Securities Incorporated, an investment banking firm. He became a director of Sbarro in March 1986. Mr. Mendel is also a director of Trend-Lines, Inc., U.S.A. Detergents, Inc. and Shells Seafood Restaurants, Inc.

     TERRY VINCE has been Chairman of the Board and President of Sovereign Hotels, Inc. a company that owns and manages hotels, since October 1991 and Chairman of the Board of Fame Corp., a food service management company, since January 1994. Mr. Vince became a director of Sbarro in December 1988.

     BERNARD ZIMMERMAN has been President of Bernard Zimmerman & Co., Inc. since October 1972 and was Senior Vice President of The Zimmerman Group, Inc. from January 1991 to November 1996, two financial and management consulting firms. Mr. Zimmerman also served as President and a director of Beacon Hill Management, Inc., an advisor to Beacon Hill Mutual Fund, Inc., from December 1994 until October 1996. From September 1986 until September 1993, Mr. Zimmerman also served as Chairman and President of St. Lawrence Seaway Corp., an owner and manager of agricultural properties. Mr. Zimmerman has been a certified public accountant in New York for more than the past thirty-five years. He became a director of Sbarro in March 1985.

         Our by-laws provide that the minimum number of directors that can constitute our board is six and the maximum number of directors that can constitute our board is twelve.

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

         During fiscal 2000, the Company's officers, directors and shareholders were not required to file reports under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information concerning the annual and long-term compensation of our chief executive officer and other five most highly compensated persons who were serving as executive officers at the end of our 2000 fiscal year for services in all capacities to us and our subsidiaries during our 2000, 1999 and 1998 fiscal years.

                                                                                Annual
Name and                                                                     Compensation                   Other
Principal Position                                          Year        Salary          Bonus           Compensation
Mario Sbarro..........................................      2000      $700,000       $  300,000                --
Chairman of the Board, President and                        1999       700,000          300,000        $2,221,987(1)
      Chief Executive Officer                               1998       713,462          300,000               --

Anthony Sbarro........................................      2000        300,000         200,000               --
Vice Chairman of the Board and Treasurer                    1999        300,000         200,000        $1,145,242(1)
                                                            1998        305,769         200,000               --

Joseph Sbarro.........................................      2000        300,000         200,000               --
Senior Executive Vice President and                         1999        300,000         200,000        $1,323,743(1)
     Secretary                                              1998        305,769         200,000               --

Anthony J. Missano....................................      2000        200,000         150,000               --
President-- Quick Service Division                          1999        200,000         150,000          $348,000(1)
                                                            1998        203,846         100,000               --


Gennaro A. Sbarro.....................................      2000        200,000         150,000               --
President-- and Licensing Division                          1999        200,000         150,000          $389,168(1)
                                                            1998        203,846         100,000               --

Gennaro J. Sbarro.....................................      2000        200,000         150,000               --
President-- Casual and Fine Dining Division                 1999        200,000         150,000          $348,000(1)
                                                            1998        203,846         100,000               --

--------------------
(1) All of the options held by each executive officer named in the Summary Compensation Table were terminated in the going private transaction in exchange for a cash payment equal to the number of shares subject to the options multiplied by the excess of $28.85 over the applicable option exercise price. All option plans were terminated upon the completion of the going private transaction.

Options/SAR Grants in Last Fiscal year.

         We did not grant any options to purchase our securities or any stock appreciation rights during fiscal 2000.

Aggregated Option Exercises in Last Fiscal Year and Year End Values

         No options were exercised during fiscal 2000 and no options were outstanding at the end of fiscal 2000.

Compensation of Directors

         Our non-employee directors currently receive a retainer at the rate of $16,000 per annum, $1,000 for each meeting of the Board attended and $500 for each meeting attended of a committee of the board on which they serve if the meeting is not held on the same day as a meeting of the board. Members of the board also are reimbursed for reasonable travel expenses incurred in attending board and committee meetings.

         Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of $340,400 for services rendered during our 2000 fiscal year.

Compensation Committee Interlocks and Insider Participation in Compensation
        Decisions

         Our board of directors does not presently have a Compensation Committee. Decisions regarding the compensation of executive officers are being made by our entire board. Accordingly, Mario Sbarro, Anthony Sbarro and Joseph Sbarro, executive officers and directors, as well as Bernard Zimmerman, a director and a consultant to us, may participate in deliberations of our board concerning executive officer compensation.

         See Item 13, "Certain Relationships and Related Transactions" in this report, for information concerning related party transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

         The following table sets forth certain information regarding the ownership of shares of our common stock as of March 15, 2000 with respect to (1) holders known to us to beneficially own more than five percent of our outstanding common stock, (2) each of our directors, (3) our Chief Executive Officer and our five next most highly compensated executive officers and (4) all of our directors and executive officers as a group. We understand that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

                                                Shares Beneficially Owned
Beneficial Owner                                Number               Percent
----------------                                ------               -------
Mario Sbarro(1)............................     1,524,730(2)          21.6%
Anthony Sbarro(1)..........................     1,233,800             17.5%
Joseph Sbarro(1)...........................     1,756,022(3)          25.6%
Trust of Carmela Sbarro(1).................     2,497,884(4)          35.3%
Harold L. Kestenbaum.......................            --              --
Richard A. Mandell.........................            --              --
Terry Vince................................            --              --
Bernard Zimmerman..........................            --              --
Anthony J. Missano.........................        25,946(5)           0.4%
Gennaro A. Sbarro..........................            --              --
Gennaro J. Sbarro..........................        25,946              0.4%
All directors and executive officers
  as a group (18 persons)..................     7,064,328            100.0%

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

(4) The trust was created by Carmela Sbarro for her benefit and for the benefit of her descendants, including Mario, Joseph and Anthony Sbarro. The trustees of the trust are Franklin Montgomery, whose business address is 90 Broad Street, 19th Floor, New York, New York 10274, and Mario Sbarro. As trustees, Franklin Montgomery and Mario Sbarro may be deemed to be the beneficial owners of these shares with shared voting and dispositive power.

(5) Represents shares owned by Mr. Missano's wife. Mr. Missano disclaims beneficial ownership of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the caption "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in Item 11, "Executive Compensation", in this report for information concerning the participation of Mssrs. Mario Sbarro, Anthony Sbarro, Joseph Sbarro and Bernard Zimmerman in executive compensation determinations.

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

         We, our subsidiaries and the joint ventures in which we have an interest have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro for which they paid, in the aggregate, $547,480 during fiscal 2000. We believe that these services were provided on terms comparable to those that would have been available from unrelated third parties.

         During fiscal 2000, we paid cash dividends to our shareholders totaling $22.1 million including $3.8 million of distributions made pursuant to the Tax Agreement described below.

         On April 4, 2000, we loaned $2.0 million to Mario Sbarro, our Chairman, President and Chief Executive Officer, under a note that is payable on April 4, 2002. The note bears interest at the rate of 6.46%, payable annually. We believe that the loan is on terms that are no less favorable to us than would have been obtained in a comparable transaction by us with an unrelated person.

         On January 2 and 3, 2001, we loaned $200,000 to Mario Sbarro, $300,000 to Joseph Sbarro and $200,000 to Anthony Sbarro which loans were repaid on January 15, 2001 with interest at the prime rate in effect from time to time at European American Bank.

         Companies owned by a son of Anthony Sbarro and a company owned by the daughter of Joseph Sbarro paid royalties to us under franchise agreements containing terms similar to those in agreements entered into by us with unrelated franchisees. Royalties paid to us aggregated $18,624 and $108,741, respectively, during fiscal 2000.

     Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of $340,400 for services during our 2000 fiscal year.

         In addition to the compensation of Mario, Anthony, Joseph, Gennaro A. and Gennaro J. Sbarro and Anthony J. Missano:

         o Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of Sbarro and serves as Vice President and a director, received $100,000 from us for services rendered during fiscal 2000; and

         o Carmela N. Merendino, a daughter of Mario Sbarro, who serves as Vice President -- Administration, received $207,924 from us for services rendered during fiscal 2000.

         In addition, other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro, who are our employees, earned an aggregate of $809,585 during fiscal 2000.

         Tax Agreement

         We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, and, where applicable and permitted, under similar state and local income tax provisions, beginning in fiscal 2000. With certain limited exceptions, we do not pay federal and state and local income taxes for periods for which we are treated as an S corporation. Rather, our shareholders do include their pro-rata share of our taxable income on their individual income tax returns and thus are required to pay taxes with respect to their respective shares of our taxable income, whether or not it is distributed to them.

         We have entered into a tax payment agreement with our shareholders. The tax payment agreement permits us to make periodic tax distributions to our shareholders in amounts that are intended to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata shares of our taxable income and that income was taxed at the highest applicable federal and New York State marginal income tax rates. We may only make the tax distributions with respect to periods in which we are treated as an S corporation. We made distributions of $3.8 million in fiscal 2000 and $3.6 million in January 2001 and we expect to make additional distributions in fiscal 2001 of approximately $4.0 million for fiscal 2000 earnings.

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

                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM  8-K

(a) (1)           Consolidated Financial Statements

         The following consolidated financial statements of Sbarro, Inc. and the Report of Independent Auditors thereon are included in Item 8 above:
                                                                  Page

   Report of Independent Public Accountants                        28

   Consolidated Balance Sheets at December 31, 2000 and
   January 2, 2000                                                 29 - 30

   Consolidated Statements of Income for each of the fiscal
   years in the three-year period ended December 31, 2000          31

   Consolidated Statements of Shareholders' Equity for each
   of the fiscal years in the three-year period ended
   December 31, 2000                                               32

   Consolidated Statements of Cash Flows for each of the
   fiscal years in the three-year period ended
   December 31, 2000                                               33 - 34

   Notes to Consolidated Financial Statements                      35 - 66


(a) (2)           Financial Statement Schedules

         The following financial statement schedule is filed as a part of this Report on Page S-2: Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2000. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.


(a) (3)           Exhibits

         Exhibits incorporated herein by reference are identified with an * or include a management contract or compensatory plan or arrangement are identified with an "+".

   Exhibits:
   --------
         *2.01 Agreement and Plan of Merger dated as of January 19, 1999 among the Company, Sbarro Merger LLC, a New York limited liability company, Mario Sbarro, Joseph Sbarro, Joseph Sbarro (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants. (Exhibit 2 to the Company Current Report on Form 8-K dated (date of earliest event reported) January 19, 1999, File No. 1-8881)

         * 3.01(a) Restated Certificate of Incorporation of the Company as filed with the Department of State of the State of New York on March 29, 1985. (Exhibit 3.01 to the Company's Registration Statement on Form S-1, File No.
                           2-96807)

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

         *4.01 Indenture dated as of September, 28, 1999 among the Company, the Restricted Subsidiaries of the Company named therein, as guarantors, and Firstar Bank, N.A., including the form of 11% Senior Notes of the Company to be issued upon consummation of the Exchange Offer and the form of Senior Guarantees of the Guarantors. (Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

         *4.02 Credit Agreement dated as of September 23, 1999 among the Company, European American Bank, as agent, and the Lenders party thereto (Exhibit 4.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

         *10.01(a)         Commack, New York Corporate  Headquarters  Sublease.
                           (Exhibit 10.04 to the Company's Registration
                           Statement on Form S-1, File No. 2-96807)

         10.01(b) Amendment dated May 4, 2000 to the Company's Commack, New York Corporate Headquarters Sublease

     +   10.02             Form of Indemnification Agreement between the
                           Company and each of its directors and officers.
                           (Exhibit 10.04 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1989, File No.
                           1-8881)

         *10.03 Registration Rights Agreement dated as of September 28, 1999 among the Company, the Guarantors named therein and Bear, Stearns & Co. Inc. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

         *10.04 Tax Payment Agreement dated as of September 28, 1999 among the Company, Mario Sbarro, Joseph Sbarro, Joseph Sbarro (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as Trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants (Exhibit 10.6 to the Company's Registration Statement on Form S-4, File No. 333-90817)

          12.01            Statement of computation of earnings to fixed charges

         *21.01 List of subsidiaries.(Exhibit 21.01 to the Company's Annual Report on Form 10-K for the year ended
                           January 2, 2000, File No. 333-90817)
-----------------------------
 * Incorporated by reference to the document indicated. + Management contract or compensatory plan.

(b)                        Reports on Form 8-K

         No Reports on form 8-K were filed by us during the fourth quarter of our fiscal year ended December 31, 2000.

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

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.

                          SBARRO, INC.


                          By:      /s/ MARIO SBARRO
                                   -----------------------------------
                                   Mario Sbarro, Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                        Title                           Date


         /s/ MARIO SBARRO            Chairman of the Board      March 29, 2001
-----------------------------
Mario Sbarro                        (Principal Executive Officer)
                                     and Director


         /s/ ROBERT G. ROONE         Senior Vice President and  March 29, 2001
------------------------------
Robert G. Rooney                            Chief Financial Officer
                                        (Principal Financial Officer)


         /s/ JOSEPH SBARRO           Director                   March 29, 2001
---------------------------
Joseph Sbarro



         /s/ ANTHONY SBARRO           Director                   March 29, 2001
----------------------------
Anthony Sbarro

         Signature                  Title                           Date



         /s/ STEVEN B. GRA        Vice President and             March 29, 2001
------------------------------
Steven B. Graham                  Controller (Principal
                                  Accounting Officer)


         /s/ HAROLD L. KESTENBAU   Director                      March 29, 2001
---------------------------------
Harold L. Kestenbaum



          /s/  RICHARD A. MANDELL  Director                      March 29, 2001
---------------------------------
Richard A. Mandell



            /s/ CARMELA SBARRO     Director                       March 29 2001
-------------------------------
Carmela Sbarro


         /s/ TERRY VINCE           Director                      March 29, 2001
------------------------------
Terry Vince


         /s/ BERNARD ZIMMERMAN     Director                      March 29, 2001
------------------------------
Bernard Zimmerman

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




         To Sbarro, Inc.:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Sbarro, Inc. and subsidiaries included in this filing and have issued our report thereon dated March 29, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                /s/ Arthur Andersen LLP



         New York, New York
         March 29, 2001

SCHEDULE II
                          SBARRO, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                            FOR THE THREE YEARS ENDED
COLUMN A                             COLUMN B               COLUMN C                    COLUMN D           COLUMN E
------ -                             --------               --------------              --------           --------
                                                            ADDITIONS
                                     Balance           Charged         Charged to
                                        at                to              Other                            Balance at
                                     Beginning         Costs and        Accounts       Deductions            End of
Description                          of Period         Expenses         Describe         Describe            Period
-----------                          ---------         --------         ---------       ---------------      ------

December 31, 2000

Allowance for doubtful                                    ($120)(1)
 accounts receivable                   $419                  60 (2)                      ($148)(2)               $211
                                       ====              ======                           ======               ====


January 2, 2000:

Allowance for doubtful
  accounts receivable                   $38                $381                                                $419
                                        ===                ====                                                ====


January 3, 1999:

Allowance for doubtful
 accounts receivable                   $38                                                                      $38
                                       ===                                                                      ===


(1)    Collection of previously reserved receivables
(2)    Write off of uncollectible accounts

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

*4.01 Indenture dated as of September, 28, 1999 among the Company, the Restricted Subsidiaries of the Company named therein, as guarantors, and Firstar Bank, N.A., including the form of 11% Senior Notes of the Company to be issued upon consummation of the Exchange Offer and the form of Senior Guarantees of the Guarantors. (Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

*4.02 Credit Agreement dated as of September 23, 1999 among the Company, European American Bank, as agent, and the Lenders party thereto (Exhibit 4.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

*10.01(a)         Commack,  New  York  Corporate   Headquarters   Sublease.
                  (Exhibit  10.04  to  the  Company's
                  Registration Statement on Form S-1, File No. 2-96807)

10.01(b) Amendment dated May 4, 2000 to the Company's Commack, New York Corporate Headquarters Sublease

+ *10.02 Form of Indemnification Agreement between the Company and each of its directors and officers. (Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-8881)

*10.03 Registration Rights Agreement dated as of September 28, 1999 among the Company, the Guarantors named therein and Bear, Stearns & Co. Inc. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

*10.04 Tax Payment Agreement dated as of September 28, 1999 among the Company, Mario Sbarro, Joseph Sbarro, Joseph Sbarro (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as Trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants (Exhibit
                  10.6 to the Company's Registration Statement on Form S-4, File No. 333-90817.

  12.01          Statement of computation of earnings to fixed charges

 *21.01          List of subsidiaries.  (Exhibit 21.01 to the Company's
                 Annual Report on Form 10-K for the year ended January 2, 2000, File No. 333-90817)


   --------------------------
 * Incorporated by reference to the document indicated. + Management contract or compensatory plan.

                                EXHIBIT 10.01 (b)


                        FIRST AMENDMENT TO BUILDING LEASE

         THIS AMENDMENT TO BUILDING LEASE (the "Amendment") dated this 4th day of May, 2000, by and between SBARRO ENTERPRISES, L.P., a Delaware limited partnership, having an address at 401 Broadhollow Road, Melville, New York 11747 ("Landlord"), and SBARRO, INC., a New York corporation, having an address at 401 Broadhollow Road, Melville, New York 11747 ("Tenant").

                              W I T N E S S E T H :

         WHEREAS, Landlord and Tenant's predecessor in interest, Sbarro Licensing, Inc., entered into a certain Lease (hereinafter referred to as the "Lease") pursuant to the terms of which Tenant leased from Landlord, subject to the terms and provisions of a Ground Lease, those certain premises in Commack, State of New York, known as 763 Larkfield Road, (said space being designated and more fully described in the Lease and hereinafter referred to as the "Property"); and

         WHEREAS, Landlord and Tenant desire to amend the Lease as hereinafter provided and to evidence Tenant's Assumption of all the obligation of said Lease.

         NOW, THEREFORE, Landlord and Tenant agree as follows:

         1. Landlord and Tenant wish to confirm and document the original Commencement and Expiration Date under the Lease, as follows:

                  The Commencement Date of the term of the Lease was June 1, 1986 and the Original Term thereunder expires on June 1, 2001.

         2. Tenant hereby is electing to exercise the two (2) options to extend the Original Term of the Lease, and Landlord is consenting to same. Each option being for a term of five (5) years each, as granted by Landlord in Section 3.02 of the Lease.

         3. Accordingly, the Lease term is hereby extended for an additional ten (10) years and shall now expire on the 1st day of June, 2011.

         4.     Section 15.01 of the Lease is deleted in favor of the following:

                  Section 15.01(a) Subordination. This lease is subject and subordinate to all ground or underlying leases, if any, and to all mortgages which may now or hereinafter affect such leases or the real property of which demises premises are a part and to all renewals, modifications, consolidations, replacements and extensions of any such underlying leases and mortgages. This clause shall be self-operative and no further instrument of subordination shall be required by any ground or underlying lessor or by any mortgagee, affecting any lease or the real property of which the demised premises are a part. In confirmation of such subordination, Tenant shall execute promptly any certificate that Landlord may request.

         5. Section 15.02 of the lease is deleted in favor of the following: Any first mortgage in Section 15.01 to which this lease is subordinate shall contain language, the substance of which provides:

                  (a) that provided Mortgagee approves the assignment of this lease to any third party pursuant to the mortgage, and that third party is not in default under any obligations of this lease as assigned, any mortgagee upon foreclosure shall acquire and accept the premises subject to this lease provided, however, that such third party tenant hereby agrees to attorn to such purchaser upon foreclosure sale of said first mortgage and to recognize such purchaser as Landlord under this lease; and provided further that such purchaser, upon foreclosure sale of said first mortgage, shall not be obligated to accept this lease or the leasehold estate created hereby in the event such third party tenant is in default in the performance of any of the terms and provisions on tenant's part to be kept and performed under this lease

                  (b) that so long as tenant shall not be in default under this lease, tenant shall be entitled to peaceful possession of the premises in accordance with the provisions hereof during the term of this lease, and this lease shall not be adversely affected or extinguished by the exercise of any remedy of the mortgagee or trust under the aforedescribed mortgage.

         6.       Tenant hereby assumes all of the obligation under the Lease.

         7. Except as otherwise expressly modified by the terms of this Amendment, the Lease shall remain unchanged and in full force and effect.

         8. This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors, heirs and assigns.

         IN WITNESS WHEREOF, Landlord and Tenant have executed this First Amendment as o the date first above written.

                                            LANDLORD: SBARRO ENTERPRISES, L.P.

WITNESS

__________________                       By:_____________________________
                                                SBARRO OF LARKFIELD, INC.
                                                General Partner
                                                By: Carmela Merendino,
                                                      Vice President



                                            TENANT: SBARRO, INC.

WITNESS:

___________________                     By:________________________
                                            Robert Rooney
                                            CFO

                                  EXHIBIT 12.01


                                  Sbarro, Inc.
                Computation of Ratio of Earnings to Fixed Charges
                             (Dollars in Thousands)


                                   Fiscal Year

                                       2000            1999           1998              1997            1996
Fixed charges:

Interest expense                     $30,243          $7,899             $0                $0               $0
Rental expense                        22,412          21,845         20,552            18,899           17,030
                                      ------          ------         ------            ------           ------

Total fixed charges (1)              $52,655         $29,744        $20,552            18,899           17,030
                                     =======         =======        =======            ======           ======

Earnings available for fixed charges:

Earnings (2)                          20,113          48,156         57,136            58,100           60,466
Add fixed charges                     52,655          29,744         20,552            18,899           17,030
                                      ------          ------         ------            ------           ------

Total earnings available
    for fixed charges                $72,768         $77,990        $77,688            76,999          $77,496
                                     =======         =======        =======            ======          =======

Ratio of earnings to
    Fixed charges (3)                    1.4             2.6            3.8               4.1              4.6
                                         ===             ===            ===               ===              ===



(1) Total fixed charges consist of interest and one-third of rent expense (deemed to be a reasonable approximation of the interest factor).
(2) Earnings represents income before income taxes, cumulative effect of change in method of accounting for start-up costs and before minority interest and equity in net income (loss) of unconsolidated affiliates.
(3) The ratio of earnings to fixed charges has been computed based on dividing Total earnings available for fixed charges by
          Total fixed charges.