Form 10-Q
period 2001-04-22
SBARRO INC
filed 2001-06-06
CIK 766004

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarter ended April 22, 2001         Commission File Number 333-90817



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

Yes      X                 No
   ---------------           ---------------



The number of shares of Common Stock of the registrant outstanding as of June 1, 2001 was 7,064,328.


--------------------------------------------------------------------------------

                                  SBARRO, INC.

                                 FORM 10-Q INDEX



PART I.     FINANCIAL INFORMATION                            PAGES
            ---------------------                            -----


Consolidated Financial Statements:

         Balance Sheets - April 22, 2001 (unaudited)
                and December 31, 2000. . . . . . . . . . . . . 3-4

         Statements of (Loss) Income (unaudited) -
                Sixteen Weeks ended April 22, 2001
                        and April 23, 2000 . . . . . . . . . . . 5

         Statements of Cash Flows (unaudited) - Sixteen
                Weeks ended April 22, 2001
                        and April 23, 2000 . . . . . . . . . . 6-7

         Notes to Unaudited Consolidated Financial
                Statements - April 22, 2001 . . . . . . . . . 8-22

Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . . .23-28


PART II.    OTHER INFORMATION . . . . . . . . . . . . . . .  . .29
            -----------------














                                      Pg. 2

                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                (In thousands except per share data)
                                                              April 22, 2001              December 31, 2000
                                                              --------------              -----------------
                                                                (unaudited)
Current assets:
     Cash and cash equivalents                                     $11,543                          $42,319
     Restricted cash for untendered shares                             123                              153
     Receivables, net of allowance for doubtful
        accounts of $211:
         Franchisees                                                 1,568                            1,350
         Other                                                       1,580                            1,554
                                                              ---------------                --------------
                                                                     3,148                            2,904

     Inventories                                                     3,066                            3,531
     Loan receivable from shareholder (Note 2)                       2,000                             -
     Prepaid expenses                                                3,246                              999
                                                              ---------------                   -----------
       Total current assets                                         23,126                           49,906

Property and equipment, net                                        150,080                          152,468

Intangible assets:
   Franchise system and trademarks, net                            199,479                          201,044
   Deferred financing costs and other, net                          17,433                           16,635

Loans receivable from shareholders (Note 2)                          3,232                            2,000

Other assets                                                         6,149                            6,502
                                                              -------------                   -------------
                                                                  $399,499                         $428,555
                                                                 ==========                      ===========
                                             (continued)



                                      Pg. 3

                          SBARRO, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                (In thousands except per share data)
                                                              April 22, 2001              December 31, 2000
                                                              --------------              -----------------
                                                                (unaudited)
Current liabilities:
     Amounts due for untendered shares                                $123                             $153
     Accounts payable                                                8,227                           10,284
     Accrued expenses                                               16,863                           21,941
     Accrued interest payable (Note 3)                               2,883                            8,181
     Current portion of mortgage payable                               134                              130
                                                                  --------                          -------
         Total current liabilities                                  28,230                           40,689

Deferred rent                                                        6,797                            6,791

Long-term debt, net of original issue
     discount (Note 3)                                             267,549                          267,478

Contingencies (Note 6)

Shareholders' equity:
     Preferred stock, $1 par value; authorized
       1,000,000 shares; none issued                                        -                             -
     Common stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding
       7,064,328 shares at April 22, 2001 and
       December 31, 2000                                                71                                71
     Additional paid-in capital                                         10                                10
     Retained earnings                                               96,842                          113,516
                                                                 ------------                   ------------
                                                                     96,923                          113,597
                                                                 ------------                  ------------

                                                                   $399,499                         $428,555
                                                                  ===========                     ==========




            See notes to unaudited consolidated financial statements


                                      Pg. 4

                          SBARRO, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME

                                   (UNAUDITED)

                                                                   (In thousands except share data)
                                                                        For the sixteen weeks ended:
                                                              April 22, 2001                    April 23, 2000
Revenues:
     Restaurant sales                                              $107,706                          $106,929
     Franchise related income                                         3,192                             2,655
     Real estate and other                                            1,848                             1,785
                                                                ------------                    ------------
       Total revenues                                               112,746                           111,369
                                                                 ------------                   -------------

Costs and expenses:
     Restaurant operating expenses:
       Cost of food and paper products                               21,928                           20,900
       Payroll and other employee benefits                           30,311                           29,317
       Other operating costs                                         36,120                           34,163
     Depreciation and amortization                                    9,600                            9,524
     General and administrative                                       9,659                            9,152
                                                                 -------------                   -----------
       Total costs and expenses                                     107,618                          103,056
                                                                  -----------                    -----------
Operating income before minority interest                             5,128                            8,313
Minority interest                                                         8                              114
                                                                 ----------------              -------------
     Operating income                                                 5,136                            8,427
                                                                 -------------                  ------------

Other income (expense):
     Interest expense (Note 3)                                        (9,648)                        (9,299)
     Interest income                                                     392                            272
     Equity in net income of
         unconsolidated affiliates                                        86                            235
                                                                 --------------                -----------
       Net other expense                                              (9,170)                        (8,792)
                                                                 --------------                  ----------

Loss before income taxes (credit)                                     (4,034)                          (365)
Income taxes (credit) (Note 4)                                            75                         (5,559)
                                                                 --------------                  ----------

Net (loss) income                                                    $(4,109)                        $5,194
                                                                ==============                   ===========




            See notes to unaudited consolidated financial statements

                                      Pg. 5

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             (In thousands)
                                                                       For the sixteen weeks ended:
                                                              April 22, 2001 April 23, 2000
Operating activities:

Net (loss) income                                                  ($4,109)                          $5,194
Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
       Depreciation and amortization                                10,049                            9,906
       Increase in deferred rent, net                                  (94)                            (130)
       Minority interest                                                (8)                            (114)
       Equity in net income of
         unconsolidated affiliates                                     (86)                            (235)
       Dividends received from
         unconsolidated affiliate                                      244                              156

Changes in operating assets and liabilities:
       Increase in receivables                                        (244)                          (1,400)
       Decrease in inventories                                         465                              608
       Increase in prepaid expenses                                 (2,247)                          (1,654)
       (Increase) decrease in other assets                            (715)                             417
       Decrease in accounts payable
         and accrued expenses                                       (7,369)                          (7,607)
       Decrease in accrued interest payable                         (5,298)                          (4,285)
       Decrease in income taxes payable                                  -                             (732)
       Decrease in deferred taxes due to conversion
         to Subchapter S status                                          -                           (5,629)
                                                                   ----------                        -------
Net cash used in operating activities                               (9,412)                          (5,505)







                                   (continued)


                                      Pg. 6

                          SBARRO, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                                             (In thousands)
                                                                      For the sixteen weeks ended:
                                                              April 22, 2001                    April 23, 2000

Investing activities:

Purchases of property and equipment                                  (5,526)                         (7,785)
                                                                  -----------                      ---------
    Net cash used in investing activities                            (5,526)                         (7,785)
                                                                  -----------                      ---------

Financing activities:

Proceeds from mortgage                                                   -                           16,000
Mortgage principal repayments                                           (42)                            -
Cost of mortgage                                                            -                          (387)
Loans to shareholders                                                (3,232)                         (2,000)
Distributions to shareholders                                       (12,564)                        (18,473)
                                                                 -------------                   -----------
    Net cash used in financing activities                           (15,838)                         (4,860)
                                                                 -------------                   -----------

Decrease in cash and cash equivalents                               (30,776)                        (18,150)

Cash and cash equivalents at beginning of period                     42,319                          33,754
                                                               --------------                  ------------

Cash and cash equivalents at end of period                          $11,543                         $15,604
                                                                =============                  ============

Supplemental disclosure of cash flow
     information:

Cash paid during the period for income taxes                           $523                         $2,627
                                                                    =========                    ==========

Cash paid during the period for interest                            $14,491                        $13,166
                                                                  ===========                    ==========

            See notes to unaudited consolidated financial statements





                                      Pg. 7

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of Sbarro's management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at April 22, 2001 and our consolidated results of operations and cash flows for the sixteen week periods ended April 22, 2001 and April 23, 2000 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         Certain items in the financial statements presented have been reclassified to conform to the fiscal 2001 presentation.

  2.     Related party transactions:

(a) On March 13, 2000, we loaned $2.0 million to Mario Sbarro, our Chairman, President and Chief Executive Officer under a note that is payable on April 4, 2002. The note bears interest at the rate of 6.46% payable annually.

(b) On January 2 and 3, 2001, we loaned $0.2 million to Mario Sbarro, $0.3 million to Joseph Sbarro and $0.2 million to Anthony Sbarro, which loans were repaid with interest, on January 15, 2001.

(c) On April 5, 2001, we loaned $3.23 million to certain of our shareholders, including: Mario Sbarro, $1.08 million, Joseph Sbarro, $1.24 million and Anthony Sbarro, $0.87 million. The related notes are payable on April 5, 2003, and bear interest at the rate of 4.63%, payable annually.

3.       Long-term debt:

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

                              Pg. 8

                          SBARRO, INC. AND SUBSIDIARIES
                Notes To Consolidated Financial Statements (continued)

  3.     Long-term debt (continued):

          registered under the Securities Act of 1933. The old senior notes and the Senior Notes were issued under an Indenture dated September 28, 1999 (the "Indenture").

         We also entered into a five year, $30.0 million unsecured senior revolving bank credit facility under a Credit Agreement dated as of September 23, 1999 (the "Credit Agreement"). The Credit Agreement provides an unsecured senior revolving credit facility which enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30.0 million, including a $10.0 million sublimit for standby letters of credit. No borrowings were outstanding under this credit facility as of April 22, 2001. Our payment obligations under the Senior Notes and the Credit Agreement are jointly, severally, unconditionally and irrevocably guaranteed by all of our current Restricted Subsidiaries (as defined) and is to be similarly guaranteed by our future Restricted Subsidiaries.

         In March 2000, one of our Restricted Subsidiaries obtained a $16.0 million, 8.4% loan due in 2010 secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million.

         We were in compliance with the various covenants in the Indenture for the Senior Notes, the Credit Agreement and the Mortgage as of April 22, 2001.

4.       Income taxes:

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

                                      Pg. 9

                          SBARRO, INC. AND SUBSIDIARIES
                       Notes To Consolidated Financial Statements (continued)

4.       Income taxes (continued):

         For the sixteen weeks ended April 22, 2001, we made tax distributions of $7.6 million related to fiscal 2000 earnings in accordance with the tax payment agreement as compared to $0.5 million of tax distributions for the sixteen weeks ended April 23, 2000 related to the first quarter of fiscal 2000.

         In accordance with SFAS No. 109 "Accounting for Income Taxes", we reversed our deferred tax accruals upon our conversion to S corporation status. This resulted in a credit to income taxes of $5.6 million in the sixteen weeks ended April 23, 2000.

5.       Comprehensive income:

         The Company's operations did not give rise to any items includible in comprehensive income which were not already included in net income for either of the sixteen week periods ended April 22, 2001 and April 23, 2000.

6.       Contingencies:

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

         On November 17, 1999, an action entitled Shan Wanli, Basem Tawil, Abdul Hamid v. Sbarro, Inc. was filed in the Superior Court of the State of Washington for King County. The plaintiffs alleged that they served as store managers, general managers, assistant managers or co-managers in our restaurants in the State of Washington at various times since November 17, 1996 and that, in connection with their employment, we violated the overtime pay provisions of the State of Washington's Minimum Wage Act by treating them as overtime exempt employees, breached alleged employment agreements and statutory provisions by failing to record and pay for hours

                        Pg. 10

                          SBARRO, INC. AND SUBSIDIARIES
          Notes To Consolidated Financial Statements (continued)

6.       Contingencies (continued):

         worked at the contract rates and/or statutory minimum wage rates and failed to provide statutorily required meal breaks and rest periods. The plaintiffs represented substantially all of our restaurant managers employed for any period of time on or after November 9, 1996 in the State of Washington. The plaintiffs sought actual damages, exemplary damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts, and injunctive relief. A settlement agreement was approved by the court in February 2001 and did not have a material impact upon our financial condition or results of operations.

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

7.       Guarantor and non-guarantor financial statements:

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

         The following condensed consolidating financial information presents:

(1) Condensed consolidating balance sheets as of April 22, 2001 (unaudited) and December 31, 2000 and statements of income and cash flows for the fiscal quarters ended April 22, 2001 (unaudited) and April 23, 2000 (unaudited) of (a) Sbarro, Inc., the parent,

                                  Pg. 11

                          SBARRO, INC. AND SUBSIDIARIES
                 Notes To Consolidated Financial Statements (continued)

7.       Guarantor and non-guarantor financial statements (continued):

(b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) the Company on a consolidated basis, and

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
































                                     Pg. 12

                          SBARRO, INC. AND SUBSIDIARIES
           Notes To Consolidated Financial Statements (continued)

7.       Guarantor and non-guarantor financial statements (continued):

                           Consolidating Balance Sheet
                              As of April 22, 2001
                                   (Unaudited)

                                     ASSETS

                                                      Guarantor             Nonguarantor                         Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total

Current assets:
   Cash and cash equivalents     $6,247            $4,158                $1,138                                   $11,543
   Restricted cash for untendered
     shares                         123                 -                     -                                       123
   Receivables                    2,936               115                    97                                     3,148
   Inventories                    1,259             1,529                   278                                     3,066
   Loan receivable from
        shareholder               2,000                 -                     -                                     2,000
   Prepaid expenses               2,413               808                    25                                     3,246
                                -------              ------            --------                               --------------
     Total current assets        14,978             6,610                 1,538                                    23,126

Intercompany receivables         22,254           204,669                     -        $(226,913)                     -

Investment in subsidiaries       65,469                  -                    -          (65,469)                     -

Property and equipment, net      46,922            83,704                 19,454               -                  150,080

Intercompany  receivables
        - long term               4,107                 -                     -           (4,107)                     -

Intangible assets, net          216,552               360                     -                 -                 216,912

Loans receivable from
        shareholders              3,232                    -                  -                 -                   3,232


Other assets                     7,797               1,439                (610)           (2,477)                   6,149
                        --------------        ------------          -----------        ------------       ---------------
                              $381,311             $296,782             $20,382        ($298,966)                $399,499
                          ===========          ==========            =========          ==========            ============





















                                                                     Pg. 13

                         SBARRO, INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements (continued)

7.       Guarantor and non-guarantor financial statements (continued):

                           Consolidating Balance Sheet
                              As of April 22, 2001
                       LIABILITIES AND SHAREHOLDERS EQUITY

                                                      Guarantor             Nonguarantor                         Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total

Current liabilities:
   Amounts due for
       untendered shares            $123                                                                           $123
   Accounts payable and
       accrued expenses           21,912                  $211         $2,967                                    25,090
   Accrued interest payable        2,883                    -               -                                     2,883
   Current portion of
       mortgage payable                 -                  134              -                                       134
                              -----------             ---------        -----------      ----------                -----
     Total current liabilities    24,918                   345          2,967                                    28,230

Intercompany payables            204,669                      -        22,254            ($226,913)                 -

Deferred rent                      6,797                      -              -                 -                  6,797

Long-term debt, net of original
   issue discount                251,807                15,742                -                 -               267,549

Intercompany payables - long term       -                4,107                -             (4,107)                    -

Shareholders' equity (deficit):
Common stock                          71                   -                  -                  -                   71
Additional paid-in capital            10                65,469          2,477              (67,946)                  10
Retained earnings (deficit)     (106,961)              211,119         (7,316)              -                    96,842
                                ----------         -----------           ---------      --------------         -------------

                                (106,880)              276,588         (4,839)             (67,946)              96,923
                                ----------          -----------       ---------           ---------        -------------

                                $381,311             $296,782           $20,382           ($298,966)           $399,499
                              ===========         ===========        ===========         ===========         ============


















                                     Pg. 14

                          SBARRO, INC. AND SUBSIDIARIES
                         Notes To Consolidated Financial Statements (continued)

7.       Guarantor and non-guarantor financial statements (continued):

                           Consolidating Balance Sheet
                             As of December 31, 2000
                                     ASSETS

                                                      Guarantor        Nonguarantor                         Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total

Current assets:
   Cash and cash equivalents        $36,963              $4,232           $1,124                              $42,319
   Restricted cash for untendered
     shares                             153                   -                -                                  153
   Receivables                        2,461                 370              103               ($30)            2,904

   Inventories                        1,459               1,763              309                 -              3,531
   Prepaid expenses                     836                 136               27                 -                999
                                    -------              ------           ------           --------           -------
     Total current assets            41,872               6,501            1,563                (30)           49,906

Intercompany receivables             20,318             195,470                -           (215,788)                -

Investment in subsidiaries           65,469                   -                -            (65,469)                -

Property and equipment, net          45,486              88,026           18,956                  -           152,468

Intercompany  receivables
         - long term                  3,558                 -                  -             (3,558)                 -

Intangible assets, net              217,306                 373                -                 -            217,679

Loan receivable from officer          2,000                   -                -                 -              2,000

Other assets                         10,788                  52            (534)              (3,804)           6,502
                                 ----------          ------------     -----------        ------------        ---------
                                   $406,797            $290,422         $ 19,985           ($288,649)        $428,555
                                   ========            ========           ========        ==========           ========




















                                     Pg. 15

                             SBARRO, INC. AND SUBSIDIARIES
               Notes To Consolidated Financial Statements (continued)


7.       Guarantor and non-guarantor financial statements (continued):


                           Consolidating Balance Sheet
                             As of December 31, 2000
                       LIABILITIES AND SHAREHOLDERS EQUITY

                                                      Guarantor             Nonguarantor                         Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total


Current liabilities:
Amounts due for
   untendered shares                 $153                                                                           $153
Accounts payable and
   accrued expenses                29,618               $(959)            $3,566                                  32,225
Accrued interest payable            8,181                   -                  -                                   8,181
Current portion of
   mortgage payable                     -                 130                  -                 -                   130
                              -----------            --------          ---------         ---------               -------
     Total current liabilities     37,952                (829)             3,566                 -                40,689

Intercompany payables             195,470                   -             20,318         ($215,788)                    -

Deferred rent                       6,791                   -                  -                 -                 6,791

Long-term debt, net of original
   issue discount                 251,689              15,789                  -                 -               267,478

Intercompany payables - long term       -               3,558                  -            (3,558)                    -

Shareholders' equity (deficit):         -                   -                  -                 -
   Common stock                        71                   -                  -                 -                    71
   Additional paid-in capital          10              65,469             2,507            (67,976)                   10
   Retained earnings (deficit)    (85,186)            206,435            (6,406)            (1,327)              113,516
                                 ---------          ---------          ---------          ---------             --------

                                  (85,105)            271,904            (3,899)           (69,303)              113,597
                                 ---------          ---------          ---------          ---------             --------

                                 $406,797            $290,422            $19,985         ($288,649)             $428,555
                                =========           =========           ========        ===========            =========












                                     Pg. 16

                          SBARRO, INC. AND SUBSIDIARIES
              Notes To Consolidated Financial Statements (continued)


7.       Guarantor and non-guarantor financial statements (continued):


                        Consolidating Statement of Income
                   For the sixteen weeks ended April 22, 2001
                                   (Unaudited)

                                                      Guarantor        Nonguarantor                                Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations                  Total
Revenues:
     Restaurant sales             $44,862            $54,587             $8,257                                $107,706
     Franchise related income       3,192                  -                  -                                   3,192
     Real estate and other            802              1,046                 -                                    1,848
     Intercompany charges               -              3,806                 -           $(3,806)                     -
                             ------------         -----------         -----------         ---------         -------------
         Total revenues           48,856              59,439              8,257           (3,806)               112,746
                               ---------             ----------        ---------          ---------          -----------

Costs and expenses:
     Restaurant operating expenses:
       Cost of food and paper
         products                  8,237              11,439              2,252                -                 21,928
       Payroll and other
         employee benefits        11,886              15,615              2,810                -                 30,311
Other operating costs             15,047              18,140              2,933                 -                36,120
     Depreciation and
        amortization               4,981               4,171                448                -                  9,446
     General and administrative    4,577               4,778                304              -                    9,659
     Intercompany charges          3,806                   -                    -          (3,806)                      -
                               --------             -------------         ----------      ---------           ------------
       Total costs and expenses   48,534              53,989              8,747            (3,806)              107,464
                                 --------          ----------           --------         ----------           ------------

Operating income before
      minority interest              322               5,296               (490)                    -             5,282
Minority interest                      -                   -                  8                     -                 8
                                ----------        ----------            --------            ----------              --------
Operating income                     322               5,296               (482)                    -             5,290

Other (expense) income:
     Interest expense             (9,190)               (458)              (470)              470                (9,648)
     Interest income                 862                 -                   -               (470)                  392
     Equity in net income
       of unconsolidated
        affiliates                    86                -                   -                -                            86
                                   -----------   ------------        ------------      -------------         -------------

Net other (expense) income        (8,242)               (458)              (470)                -                (9,170)

Income (loss) before income taxes (7,920)              4,838               (952)                -                (4,034)
Income taxes (benefit)               (49)                154                (30)                -                   (75)
                                   -------           --------           ---------       ----------              ---------

Net income (loss)                $(7,871)             $4,684              $(922)       $       -                $(4,109)
                                ==========           ========              ======      ==========              ==========






                                     Pg. 17

                          SBARRO, INC. AND SUBSIDIARIES
            Notes To Consolidated Financial Statements (continued)

7.       Guarantor and non-guarantor financial statements (continued):


                        Consolidating Statement of Income
                   For the sixteen weeks ended April 23, 2000
                                   (Unaudited)

                                                      Guarantor         Nonguarantor                                Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations                  Total
Revenues:

     Restaurant sales             $46,296             $54,298            $6,335             ($274)           $106,929
     Franchise related income       2,655                  -                   -            ($207)              2,655
     Real estate and other            925               1,134                  -                -               1,785
     Intercompany charges               -               4,580                  -           (4,580)                  -
                             ------------           ----------        -----------          --------         -------------
         Total revenues            49,876              60,012             6,335            (4,854)            111,369
                                 -------             ----------          --------            ---------         --------

Costs and expenses:
     Restaurant operating expenses:
       Cost of food and paper
         products                   8,256              10,948             1,696                -                20,900
       Payroll and other
         employee benefits         11,811              15,357             2,169                 -               29,317
Other operating costs              15,814              16,497             1,862                -                34,163
     Depreciation and
        amortization                5,467               3,782               275                -                 9,524
     General and administrative     4,179               4,890               357              (274)               9,152
     Intercompany charges           4,580                   -                  -           (4,580)                  -
                          -------                ------------         ----------         ---------            --------------
       Total costs and expenses    50,097             51,454              6,359            (4,854)             103,056
                                  -------           ---------           --------         ----------           -----------

Operating income (loss) before
      minority interest             (221)              8,558                (24)             -                   8,313
Minority interest                      -                   -                114              -                     114
                                ----------         ----------         ---------            ----------            -------
Operating income (loss)             (221)              8,558                 90               -                  8,427

Other (expense) income:
     Interest expense              (9,195)              (104)              (700)              700               (9,299)
     Interest income                  972                  -                   -             (700)                 272
Equity in net income (loss)
     of unconsolidated affiliates     235               -                  -                 -                     235
                                      --------   ------------       ------------     -------------              --------

Net other expense                  (7,988)              (104)              (700)                -               (8,792)

Income (loss) before income taxes  (8,209)             8,454               (610)                -                 (365)
Income taxes (benefit)             (5,813)               278                (24)                -               (5,559)
                                 ---------          ---------           ---------       ----------              --------

Net income (loss)                 $(2,396)            $8,176              $(586)       $       -                $5,194
                                 =========            =======             ======      ==========             ==========









                                     Pg. 18

                          SBARRO, INC. AND SUBSIDIARIES
               Notes To Consolidated Financial Statements (continued)

7.       Guarantor and non-guarantor financial statements (continued):


                      Consolidating Statement of Cash Flows
                   For the sixteen weeks ended April 22, 2001
                                   (Unaudited)


                                                      Guarantor          Nonguarantor                            Consolidated
Operating activities:               Parent           Subsidiaries      Subsidiaries     Eliminations               Total

Net income (loss)                  ($7,871)           $4,684              $(922)           $   -                $(4,109)
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization   5,417             4,184                448                 -                10,049
     Increase in deferred rent, net      6              (100)               -                   -                   (94)
     Minority interest                  -                   -               (8)                 -                    (8)
     Equity in income of
      unconsolidated affiliates        (86)                 -                  -                -                   (86)
     Dividends received from
      unconsolidated affiliates        244                  -                  -                -                   244
     Changes in operating assets
      and liabilities:
      (Increase) decrease in
        receivables                   (504)              255                 5                  -                  (244)
      Decrease (increase) in
        inventories                    199               235               (31)                 -                   465
      (Increase) decrease in
        prepaid expenses            (1,577)             (672)                2                  -                (2,247)
      (Increase) decrease in
        other assets                   594            (1,388)               79                                     (715)
(Increase) decrease  in accounts
      (Decrease) increase in accounts
        payable and accrued expenses(7,932)            1,169              (606)                 -                (7,369)
      Decrease in accrued interest
         payable                    (5,298)              -                    -                 -                (5,298)
                                -----------        ----------          ---------        ---------         ---------------

Net cash (used in) provided by
    operating activities           (16,808)            8,367              (971)                 -                (9,412)

Investing activities:
Purchases of property and equipment (1,954)           (2,627)             (945)                 -                (5,526)
                                    -------            -------            -----         --------                 -------

Net cash used in investing
        activities                  (1,954)           (2,627)              (945)               -                 (5,526)










                                     Pg. 19

                          SBARRO, INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements (continued)

7.       Guarantor and non-guarantor financial statements (continued):


                      Consolidating Statement of Cash Flows
                   For the sixteen weeks ended April 22, 2001
                                   (Unaudited)


                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Financing activities:
Mortgage principal repayments                           $(42)                 -                -                   $(42)
Loan to shareholders            $(3 232)                  -                  -                 -                 (3,232)
Distributions to shareholders   (12,564)                  -                  -                 -                (12,564)
Intercompany balances             3,843               (5,772)            1,929                 -                    -
                              -----------              -------           -------          --------          ------------
Net cash (used in) provided
   by financing activities      (11,953)              (5,814)            1,929                 -                (15,838)
                          ----------------            --------          --------           -------               --------

(Decrease) increase in cash and
   cash equivalents             (30,715)                 (74)               13                 -                (30,776)
Cash and cash equivalents
   at beginning of period        36,962                4,232             1,125                 -                 42,319
                               ----------           ---------            -------          -------           ------------
Cash and cash equivalents
   at end of period              $6,247               $4,158            $1,138           $     -                $11,543
                                ========             ========           ========         ========           ============

Supplemental disclosure of cash flow information:
Cash paid during the period
   for income taxes                $123                 $393                $7             $    -                  $523
                                  ======              ======               ====           ======                =======
Cash paid during the period
   for interest                 $13,733                 $458               $    -           $    -              $14,491
                                =========              ======             ======           ======             ==========
























                                     Pg. 20

                          SBARRO, INC. AND SUBSIDIARIES
                          Notes To Consolidated Financial Statements (continued)

7.       Guarantor and non-guarantor financial statements (continued):


                      Consolidating Statement of Cash Flows
                   For the sixteen weeks ended April 23, 2000
                                   (Unaudited)


                                                      Guarantor        Nonguarantor                            Consolidated
Operating activities:               Parent           Subsidiaries      Subsidiaries     Eliminations               Total

Net income (loss)                    ($2,396)              $8,176          ($586)           $   -            $5,194
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization     5,850                3,782            274                -             9,906
     Increase in deferred rent, net     (130)                   -              -                -              (130)
     Minority interest                   -                      -           (114)               -              (114)
     Equity in income of
      unconsolidated affiliates         (235)                   -              -                -              (235)
     Changes in operating assets
      and liabilities:
      Increase in receivables         (1,257)                 (21)          (122)               -            (1,400)
      Decrease (increase) in
        inventories                      244                  396            (33)               -               607
      Increase in prepaid expenses      (400)              (1,110)          (144)               -            (1,654)
      Decrease (increase) in
        other assets                   1,502               (2,221)           112            1,296               689
      (Decrease) increase in accounts
        payable and accrued expenses  (8,686)                 887             77                -            (7,722)
      (Decrease) increase in
        income taxes payable            (984)                 180             72                -              (732)
       Change in deferred taxes due to
        Subchapter S conversion       (5,629)                 -                  -                -           (5,629)
       Increase in accrued interest
        payable                       (4,285)                 -                  -                -            4,285
                                     -------             ----------          ---------        ---------        ---------
Net cash (used in) provided by
   operating activities              (16,406)             (10,069)          (464)           1,296             (9,914)
                                    -------               -------         -------         ----------           -------
Investing activities:
Purchases of property and equipment   (2,462)              (3,534)        (1,789)               -             (7,785)
                                     -------               -------       -------         ----------           -------
Net cash used in investing
        activities                    (2,462)              (3,534)        (1,789)               -             (7,785)
                                      -------              -------        -------         ----------          -------









                                     Pg. 21

                          SBARRO, INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements (continued)

7.       Guarantor and non-guarantor financial statements (continued):


                      Consolidating Statement of Cash Flows
                   For the sixteen weeks ended April 23, 2000


                                                      Guarantor        Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
Financing activities:
Proceeds from mortgage                  -                16,000                -                -                 16,000
Cost of mortgage                        -                  (387)               -                -                   (387)
Loans to shareholders              (2,000)                  -                  -                -                 (2,000)
Distributions to shareholders     (18,473)                  -                  -                -                (18,473)
Intercompany balances               22,870              (22,870)           1,296            (1,296)                    -
                               ----------             --------         ---------          --------          ------------
Net cash provided by (used in)
   financing activities             2,397                (7,257)           1,296            (1,296)               (4,860)
                             ------------             --------        ----------           -------                -------

Decrease in cash and
   cash equivalents               (16,471)                (722)             (957)               -                (18,150)
Cash and cash equivalents
   at beginning of year            27,853                4,391             1,510                 -                33,754
                                ----------             -------           --------          -------               --------
Cash and cash equivalents
   at end of year                 $11,382               $3,669              $553           $      -              $15,604
                                =========              ========            ======          ========            ==========

Supplemental disclosure of cash flow information:
Cash paid during the period
   for income taxes                $2,388                 $239            $    -           $    -                 $2,627
                                 ========               ======            =======          ======              =========
Cash paid during the period
   for interest                   $13,033                 $105            $    -           $    -                $13,166
                                =========               ======            =======          ======             ==========

























                                     Pg. 22

Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations

Results of Operations

The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:


                                                16 Weeks          16 Weeks
                                                  Ended             Ended                           Fiscal Year
                                                                                            ------------------------
                                                  04/22/01         04/23/00                  2000              1999
                                                  --------         --------                  ----              ----
Company-owned restaurants (1):
   Opened during period                               1                 5                   13                   24
   Acquired from (sold to)
     franchisees during period-net                    -                -                     1                   (1)
   Closed during period                             (14)               (4)                 (16)                  (9)
                                                 -------            ------               -------              -----
   Open at end of period                            623               639                  636                  638

Franchised restaurants:
   Opened during period                              8                  6                   36                   49
   Purchased from (sold to)
     Company during period-net                        -               -                     (1)                   1
   Closed or terminated during period               (2)                (7)                  (18)                 (32)
                                                 -------            ------                 -----              -----
   Open at end of period                           309                285                  303                  286

All restaurants:
   Opened during period                              9                 11                   49                   73
   Closed or terminated during period              (16)               (11)                 (34)                 (41)
                                                   -----           -------                 -----              -----
   Open at end of period                           932                924                  939                  924

Kiosks (all franchised) open at
   end of period                                    5                   4                    5                   4


(1) Excludes 34, 28, 33 and 26 new concept units as of April 22, 2001, April 23, 2000, fiscal 2000 and fiscal 1999, respectively.








                                     Pg. 23

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

Our consolidated EBITDA for the sixteen weeks ended April 22, 2001 was $14.7 million and our EBITDA margin was 13.1%, compared to $18.0 million and 16.1%, respectively, for the sixteen weeks ended April 23, 2000. EBITDA represents earnings before interest income, interest expense, equity in net income of unconsolidated affiliates, taxes, depreciation and amortization. EBITDA margin represents EBITDA divided by the total revenues. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Rather, EBITDA is presented because it is a widely accepted supplemental financial measure, and we believe that it provides relevant and useful information about our operations. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

Restaurant sales from Sbarro-owned quick service units and consolidated joint venture units increased 0.7% to $107.7 million for the sixteen weeks ended April 22, 2001 from $106.9 million in the sixteen weeks ended April 23, 2000. Sales from joint venture units increased $1.9 million which were offset by a $1.1 million decline in sales from quick service units. Comparable Sbarro quick service unit sales increased 1.1% during the first fiscal quarter of 2001. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal year. Revenues from new quick service units did not offset the loss of revenues from quick service units closed since the end of the first quarter of fiscal 2000. Since that date through the end of the first quarter of 2001, we have closed 16 more units than we opened, including a high volume unit (closed in the second quarter of fiscal 2000 which was replaced in the second quarter of 2001). The units closed in fiscal 2001 were generally low volume units which did not have a material impact on our results of operations. In late March 2001, we implemented a selected price increase of 0.7% of total comparable sales.

Franchise related income increased 20.2% to $3.2 million for the sixteen weeks ended April 22, 2001 from $2.7 million in the sixteen week period ended April 23, 2000. The revenue increases resulted primarily from greater continuing royalties due to a higher number of franchise units in operation in the current sixteen week period than in the comparable 2000 and $0.3 million related to the termination of an area development agreement in Egypt during the first quarter of fiscal 2001.


                                     Pg. 24

Real estate and other revenues increased 3.5% in the first fiscal quarter of 2001 from the same period in fiscal 2000 primarily due to the full year effect of leasing the Company's headquarters building to third parties.

Cost of food and paper products as a percentage of restaurant sales increased to 20.3% for the sixteen weeks ended April 22, 2001 from 19.5% for the comparable 2000 fiscal period primarily due to higher average cheese prices and increased distribution fees during the first quarter of fiscal 2001. Cheese prices to date in the second quarter of fiscal 2001 have been higher than the comparable period in fiscal 2000.

Payroll and other employee benefits increased to 28.1% of restaurant sales in the sixteen weeks ended April 22, 2001 from 27.4% of restaurant sales in the sixteen weeks ended April 23, 2000. This increase was primarily due to the continuing tight labor market, resulting in pressures on wages and salaries and associated increases in amounts paid for payroll taxes.

Other operating expenses increased to 33.5% of restaurant sales in the sixteen weeks ended April 22, 2001 from 32.0% in the sixteen weeks ended April 23, 2000 primarily due to increases in rent, utilities and other occupancy related expenses.

Depreciation and amortization expense increased by $0.1 million for the first quarter of fiscal 2001 over the same period in fiscal 2000. Amortization expense includes $1.7 and $2.4 million in fiscal 2001 and 2000, respectively, for amortization of the excess of the purchase price of the cost of net assets acquired in connection with the completion of our going private transaction on September 28, 1999. The fiscal 2001 depreciation and amortization reflects the finalization of our allocation of the purchase price from the going private transaction during fiscal 2000 based on an evaluation of our net assets at September 29, 1999.

General and administrative expenses were $9.7 million, or 8.6% of total revenues, for the sixteen weeks ended April 22, 2001, compared to $9.2 million, or 8.2% of total revenues, for the sixteen weeks ended April 23, 2000. The increase in general and administrative costs resulted primarily from a reduction in the amount of overhead capitalized in connection with capital projects due to a reduced number of new unit openings.

Minority interest represents the share of the minority holders' interests in the combined income or loss in the first fiscal quarter of each fiscal year reported of the joint ventures in which we have a majority interest.

Interest expense of $9.6 million and $9.3 million for the first fiscal quarter of 2001 and 2000, respectively, relate to the 11%, $255.0 million Senior Notes issued to finance our going private transaction, the 8.4%, $16.0 million mortgage loan on our corporate headquarters in 2001 and line fees for unused borrowing capacity under our Credit Agreement. Of these amounts, $0.4 million in each of the first fiscal quarter of 2001 and 2000, respectively, represented non-cash charges for the accretion of the original issue discount on our Senior Notes and the amortization of deferred financing costs on the Senior Notes, Credit Agreement and the mortgage loan. The


                                     Pg. 25
increase in interest expense was due to the full period impact in the fiscal 2001 period of the mortgage loan which was entered into in March 2000.

Interest income was approximately $0.4 million and $0.3 million for the first quarter of the 2001 and 2000 fiscal years, respectively, primarily due to higher amounts available for investment in 2001 offset by lower interest rates.

Equity in the net income of unconsolidated affiliates represents our share of earnings and losses in those new concepts in which the company has a 50% or less ownership interest.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income is now paid by our shareholders rather than us. Our tax expense for the first quarter of fiscal 2001 and fiscal 2000 included $0.08 and $0.07 million for taxes owed to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income. As required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", we recognized a $5.6 million credit associated with the reversal of our deferred tax liabilities upon conversion to S corporation status in the first quarter of fiscal 2000.

Liquidity and Capital Resources

We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in our joint ventures through cash generated from operations. At April 22, 2001, we had unrestricted cash and cash equivalents of $11.5 million and a working capital deficit of $5.1 million as compared to unrestricted cash and cash equivalents of $15.6 and a working capital deficit of $4.4 million at April 23, 2000. We have $26.6 million of undrawn availability under our Credit Agreement, net of outstanding letters of credit and guarantees of reimbursement obligations currently aggregating approximately $3.4 million.

Net cash used in operating activities was $9.4 million for the sixteen weeks ended April 22, 2001 compared to $5.5 million used during the sixteen weeks ended April 23, 2000. The $3.9 million increase in cash used was primarily due to a $3.2 million reduction in EBITDA, a $1.3 million increase in cash interest offset by a $2.1 reduction in taxes paid due to the conversion to Sub-chapter S status on January 3, 2000.

Net cash was used in investing activities for capital expenditures, including investments made by our consolidated joint ventures. Net cash used in investing activities declined from $7.8 million for the sixteen weeks ended April 23, 2000 to $5.5 million for the sixteen weeks ended April 22, 2001 primarily due to a decline in new unit openings.

Net cash used in financing activities was $15.8 million for the sixteen weeks ended April 22, 2001 compared to net cash used of $4.9 million in the comparable 2000 period. Cash used in financing activities in the first quarter of 2001 resulted primarily from cash dividends of $5.0

                                     Pg. 26
million and tax distributions of $7.6 million to our shareholders and $3.2 million of loans to our shareholders. In March 2000, we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders. Cash used in financing activities for the comparable period of 2000 resulted primarily from $18.0 million of cash dividends, $0.5 million of tax distribution to our shareholders and a $2.0 million loan to our Chairman and CEO offset by $15.6 million of net proceeds from a $16.0 million, 8.4% ten year loan secured by a mortgage on our corporate headquarters building.

We incur annual cash interest expense of approximately $29.7 million under our Senior Notes and mortgage loan and may incur additional interest expense for borrowings under our Credit Agreement. In addition to debt service, we expect that our other liquidity needs will relate to capital expenditures, working capital, investments in joint ventures, distributions to shareholders as permitted under the Indenture under which the Senior Notes are issued and the Credit Agreement and general corporate purposes. We expect our primary sources of liquidity to meet these needs will be cash flow from operations and availability under our Credit Agreement.

We believe that aggregate restaurant capital expenditures and our investments in joint ventures during the next twelve months will be moderately lower than levels in fiscal 2000.

We do not have any principal repayment obligations under the Senior Notes or our Credit Agreement until September 2009 and September 2004, respectively.

Forward Looking Statements

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

Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to, general economic, weather and business conditions; the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms; changes in consumer tastes; changes in population and traffic patterns; our ability to continue to attract franchisees; the success of the our present, and any future, joint ventures and other expansion opportunities; the availability of food (particularly cheese and tomatoes) and paper products at current prices; our ability to pass along cost increases to our customers; no material increase occurring in the Federal minimum wage; the continuity of services of members of our senior management team; our ability to attract and retain competent restaurant and executive managerial personnel; competition; the level of, and our ability to

                                     Pg. 27
comply with, government regulations; our ability to generate sufficient cash flow to make interest payments and principal under our Senior Notes and Credit Agreement; the effects which restrictions imposed on us under the Indenture under which the Senior Notes are issued and the Credit Agreement may have on our ability to operate our business; and our ability to repurchase Senior Notes to the extent required and make repayments under our Credit Agreement to the extent required in the event we make certain asset sales or experience a change of control.

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










                                     Pg. 28

                           PART II. OTHER INFORMATION


Item 5.           Other Information

On April 11, 2001, the Company announced that it had retained Banc of America Securities to assist the Company in exploring strategic options that could include a business alliance, the addition of financial partners or the sale of the Company.





                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SBARRO, INC.
                               --------------------------------------------
                               Registrant


Date:  June  6, 2001             By:      /s/ MARIO SBARRO
      -------------------                 ----------------------------------
                                          Mario Sbarro
                                          Chairman of the Board and President
                                         (Principal Executive Officer)



Date:  June  6, 2001             By:      /s/ ROBERT G. ROONEY
      -------------------                 -----------------------------------
                                          Robert G. Rooney
                                          Senior Vice President and Chief
                                          Financial Officer (Principal
                                          Financial Officer)



Date:  June 6, 2001              By:       /s/ STEVEN B. GRAHAM
      -------------------                  ----------------------------------
                                          Steven B. Graham
                                          Vice President and Controller
                                          (Principal Accounting Officer)


                                     Pg. 29