Form 10-Q
period 2001-07-15
SBARRO INC
filed 2001-08-29
CIK 766004

================================================================================


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarter ended July 15, 2001           Commission File Number 333-90817



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



The number of shares of Common Stock of the registrant outstanding as of August 28, 2001 was 7,064,328.


-------------------------------------------------------------------------------

                     SBARRO, INC.

                    FORM 10-Q INDEX



PART I.     FINANCIAL INFORMATION                         PAGES
            ---------------------                         -----


Consolidated Financial Statements:

   Balance Sheets - July 15, 2001 (unaudited) and December 31, 2000  . . .  3-4

   Statements of Operations (unaudited) - Twenty-Eight Weeks and Twelve
       Weeks ended July 15, 2001 and July 16, 2000   . . . . . . . . . .  . 5-6

   Statements of Cash Flows (unaudited) - Twenty-Eight Weeks ended
       July 15, 2001 and July 16, 2000   . . . . . . . . . . . . . . . .  . 7-8

   Notes to Unaudited Consolidated Financial Statements . . . . . . . . .  9-25

Management's Discussion and Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . . . . . . . . . 26-32


PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .  . . . 33
            -----------------















                          Pg. 2

              SBARRO, INC. AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS

                         ASSETS
             (In thousands except share data)

                                                               uly 15, 2001               December 31, 2000
                                                              -------------               -----------------
                                                                (unaudited)
Current assets:
     Cash and cash equivalents                                     $14,953                          $42,319
     Restricted cash for untendered shares (Note 3)                    120                              153
     Receivables, net of allowance for doubtful
        accounts of $211:
         Franchisees                                                 1,581                            1,350
         Other                                                       2,094                            1,554
                                                              ---------------                --------------
                                                                     3,675                            2,904

     Inventories                                                     3,097                            3,531
     Loan receivable from shareholder (Note 2)                       2,000                             -
     Prepaid expenses                                                6,326                              999
                                                              ---------------                   -----------
       Total current assets                                         30,171                           49,906

Property and equipment, net                                        149,541                          152,468

Intangible assets:
   Franchise system and trademarks, net                            198,281                          201,044
   Deferred financing costs and other, net                          15,931                           16,635

Loans receivable from shareholders (Note 2)                          3,232                            2,000

Other assets                                                         7,665                            6,502
                                                              -------------                    ------------
                                                                  $404,821                         $428,555
                                                                ==========                      ===========






                                                              (continued)



                                                                 Pg. 3

                        SBARRO, INC. AND SUBSIDIARIES

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      (In thousands except share data)
                                                              July 15, 2001               December 31, 2000
                                                              -------------               -----------------
                                                                (unaudited)
Current liabilities:
     Amounts due for untendered shares                                 $120                            $153
     Accounts payable                                                 6,143                          10,284
     Accrued expenses                                                22,087                          22,142
     Accrued interest payable (Note 4)                                9,428                           8,181
     Current portion of mortgage payable                                137                             130
                                                                  --------                          -------
         Total current liabilities                                   37,915                          40,890

Deferred rent                                                         6,980                           6,590

Long-term debt, net of original issue
     discount (Note 4)                                              267,601                         267,478

Contingencies (Note 7)                                                      -                             -
Shareholders' equity:
     Preferred stock, $1 par value; authorized
       1,000,000 shares; none issued                                        -                             -
     Common stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding
       7,064,328 shares at July 15, 2001 and
       December 31, 2000                                                71                               71
     Additional paid-in capital                                         10                               10
     Retained earnings                                              92,244                          113,516
                                                                 ------------                  ------------
                                                                    92,325                          113,597
                                                                 ------------                  ------------

                                                                  $404,821                         $428,555
                                                                  ===========                    ==========




                    See notes to unaudited consolidated financial statements


                                                                 Pg. 4

                             SBARRO, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                (UNAUDITED)

                             (In thousands)

                                                              For the twenty-eight weeks ended:
                                                                July 15, 2001July 16, 2000
Revenues:
     Restaurant sales                                              $188,722                      $190,361
     Franchise related income                                         5,222                         6,377
     Real estate and other                                            3,269                         2,942
                                                               --------------               ---------------
       Total revenues                                               197,213                       199,680
                                                                 ------------                 -------------

Costs and expenses:
     Restaurant operating expenses:
       Cost of food and paper products                               38,507                        37,295
       Payroll and other employee benefits                           52,631                        51,397
       Other operating costs                                         63,552                        60,313
     Depreciation and amortization                                   16,977                        16,731
     General and administrative                                      17,784                        17,001
                                                                 ------------                  ------------
       Total costs and expenses                                      189,451                       182,737
                                                                  -----------                   -----------
Operating income before minority interest                              7,762                        16,943
Minority interest                                                         (2)                           66
                                                                 ---------------             --------------
     Operating income                                                  7,760                        17,009
                                                                 ------------                   -----------

Other income (expense):
     Interest expense (Note 4)                                       (16,885)                     (16,547)
     Interest income                                                     493                          453
     Equity in net income of
         unconsolidated affiliates                                       125                          317
                                                                 ---------------              ------------
       Net other expense                                             (16,267)                     (15,777)
                                                                  ------------                   ----------

(Loss) income before income taxes (credit)                            (8,507)                       1,232
Income taxes (credit) (Note 5)                                           200                      (5,409)
                                                                 ---------------                 ----------

Net (loss) income                                                    $(8,707)                      $6,641
                                                                 =============                  ===========




                      See notes to unaudited consolidated financial statements

                                                                 Pg. 5

                                       SBARRO, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                (UNAUDITED)

                                               (In thousands)

                                                               For the twelve weeks ended:
                                                             July 15, 2001                   July 16, 2000
Revenues:
     Restaurant sales                                               $81,016                       $83,433
     Franchise related income                                         2,030                         3,693
     Real estate and other                                            1,421                         1,182
                                                               --------------                --------------
       Total revenues                                                84,467                        88,308
                                                                -------------                 -------------

Costs and expenses:
     Restaurant operating expenses:
       Cost of food and paper products                               16,579                         16,395
       Payroll and other employee benefits                           22,320                         21,923
       Other operating costs                                         27,432                         26,566
     Depreciation and amortization                                    7,377                          7,207
     General and administrative                                       8,125                          7,587
                                                                 -------------                  -----------
       Total costs and expenses                                      81,833                         79,678
                                                                 ------------                    ----------
Operating income before minority interest                             2,634                          8,630
Minority interest                                                       (10)                          (48)
                                                                 -------------                 -------------
     Operating income                                                 2,624                         8,582
                                                                 -------------                   ----------

Other income (expense):
     Interest expense (Note 4)                                       (7,237)                      (7,248)
     Interest income                                                    101                          181
     Equity in net income of
         unconsolidated affiliates                                       39                           82
                                                                 ----------------              -----------
       Net other expense                                             (7,097)                      (6,985)
                                                                 --------------                   ---------

(Loss) income before income taxes                                    (4,473)                       1,597
Income taxes  (Note 5)                                                  125                          150
                                                                 ---------------                 ---------

Net (loss) income                                                   $(4,598)                      $1,447
                                                                 =============                 ===========




         See notes to unaudited consolidated financial statements

                                                                 Pg. 6

                                   SBARRO, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (UNAUDITED)

                                                                             (In thousands)
                                                                 For the twenty-eight weeks ended:
                                                              July 15, 2001  July 16, 2000
Operating activities:

Net (loss) income                                                  ($8,707)                          $6,641
Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
       Depreciation and amortization                                17,762                           17,380
       Decrease in deferred taxes due to conversion
         to Subchapter S status                                          -                           (5,629)
       Provision for unit closings                                      261                             -
       Deferred rent, net                                               221                            (120)
       Minority interest                                                  2                             (66)
       Equity in net income
         unconsolidated affiliates                                     (125)                           (317)
       Dividends received from
         unconsolidated affiliate                                       244                              156

Changes in operating assets and liabilities:
       Increase in receivables                                         (771)                          (1,680)
       Decrease in inventories                                          434                              793
       Increase in prepaid expenses                                  (5,327)                          (3,262)
       (Increase) decrease in other assets                             (892)                             520
       (Decrease) increase in accounts payable
         and accrued expenses                                        (4,435)                          (8,020)
       Increase in accrued interest payable                           1,247                            2,260
       Decrease in income taxes payable                                    -                            (734)
                                                                 -----------                      ---------
Net cash (used in) provided by operating
       activities                                                       (86)                           7,922




                                                              (continued)


                                                                 Pg. 7

                         SBARRO, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


                                                                             (In thousands)
                                                                 For the twenty-eight weeks ended:
                                                              July 15, 2001                      July 16, 2000

Investing activities:

Purchases of property and equipment                                 (11,410)                        (14,544)
                                                                 ------------                     ----------
    Net cash used in investing activities                           (11,410)                        (14,544)
                                                                 ------------                     ----------

Financing activities:

Mortgage principal repayments                                             (74)                          (29)
Proceeds from mortgage                                                   -                           16,000
Cost of mortgage                                                            -                          (387)
Loans to shareholders                                                  (3,932)                       (2,000)
Repayment of shareholder loans                                            700                             -
Distributions to shareholders                                         (12,564)                      (21,581)
                                                                 -------------                   -----------
    Net cash used in financing activities                            (15,870)                        (7,997)
                                                                 -------------                   -----------

Decrease in cash and cash equivalents                                 (27,366)                      (14,619)

Cash and cash equivalents at beginning of period                       42,319                        33,754
                                                                 ------------                  ------------

Cash and cash equivalents at end of period                            $14,953                       $19,135
                                                                =============                  ============

Supplemental disclosure of cash flow
     information:

Cash paid during the period for income taxes                            $677                        $2,974
                                                                    =========                    ==========

Cash paid during the period for interest                             $14,850                       $13,500
                                                                  ===========                    ==========


            See notes to unaudited consolidated financial statements



                                                                 Pg. 8

                                    SBARRO, INC. AND SUBSIDIARIES
                        Notes to Unaudited Consolidated Financial Statements

1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of Sbarro's management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at July 15, 2001 and our consolidated results of operations for each of the twenty-eight and twelve weeks ended July 15, 2001 and July 16, 2000 and cash flows for the twenty-eight weeks in each of the respective years have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         Certain items in the financial statements presented have been reclassified to conform to the fiscal 2001 presentation.

  2.     Related party transactions:

(a) On March 13, 2000, we loaned $2.0 million to Mario Sbarro, an officer, director and principal shareholder, under a note that is payable on April 4, 2002. The note bears interest at the rate of 6.46%, payable annually.

(b) On January 2 and 3, 2001, we loaned $0.2 million to Mario Sbarro, $0.3 million to Joseph Sbarro and $0.2 million to Anthony Sbarro, officers, directors and principal shareholders, which loans were repaid with interest, on January 15, 2001.

(c) On April 5, 2001, we loaned $3.23 million to certain of our officers, directors and principal shareholders, including: Mario Sbarro, $1.08 million, Joseph Sbarro, $1.24 million and Anthony Sbarro, $0.87 million, under notes that are payable on April 5, 2003. The notes bear interest at the rate of 4.63%, payable annually.

3.       Untendered shares:

         During the second quarter of fiscal 2001, the funds remaining for untendered shares that had been held by a third party paying agent were returned to us. We will hold such funds until the related shares are tendered or they are escheated to the appropriate jurisdiction. The remaining amount is shown as restricted cash and amounts due for untendered shares in the consolidated balance sheet.



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

         We also entered into a five year, $30.0 million unsecured senior revolving bank credit facility under a Credit Agreement dated as of September 23, 1999 (the "Credit Agreement"). The Credit Agreement provides an unsecured senior revolving credit facility which enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30.0 million, including a $10.0 million sublimit for standby letters of credit. No borrowings were outstanding under this credit facility as of July 15, 2001. Our payment obligations under the Senior Notes and the Credit Agreement are jointly, severally, unconditionally and irrevocably guaranteed by all of our current Restricted Subsidiaries (as defined) and is to be similarly guaranteed by our future Restricted Subsidiaries.

         In March 2000, one of our Restricted Subsidiaries obtained a $16.0 million, 8.4% loan secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million, with a final principal payment of $14.1 million due in March, 2010.

         We were in compliance with the various covenants in the Indenture for the Senior Notes, the Credit Agreement and the Mortgage as of July 15, 2001.

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

         Rather, our shareholders include their pro-rata share of our taxable income on their individual income tax returns and thus are required to pay taxes on their respective shares of our taxable income, whether or not it is distributed to them.

         In connection with the going private transaction and the related financing, we have entered into a

                                           Pg. 10

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

         For the twenty-eight weeks ended July 15, 2001, we made tax distributions of $7.6 million in accordance with the tax payment agreement as compared to $3.7 million of tax distributions for the twenty-eight weeks ended July 16, 2000. All distributions made in 2001 were for taxes payable on 2000 taxable income. There were no comparable distributions in 2000 for 1999 taxable income as we did not become an S corporation until January, 2000.

         In accordance with SFAS No. 109 "Accounting for Income Taxes", we reversed our deferred tax accruals upon our conversion to S corporation status, which resulted in a credit to income taxes of $5.6 million, in the first quarter of fiscal 2000.

6.       Comprehensive income:

         The Company's operations did not give rise to any items includible in comprehensive income which were not already included in our results of operations for either of the twenty-eight or twelve week periods ended July 15, 2001 and July 16, 2000.

7.       Contingencies:

         In February 1999, the Umberto of New Hyde Park joint venture companies, in which we had an 80% interest, began an action in the U.S. District Court for the Eastern District of New York against Umberto Corteo, who owned the remaining 20% interest in the joint venture companies, and against three other restaurants controlled by Mr. Corteo. We alleged, among other things, that Mr. Corteo engaged in unfair trade practices and in trademark infringement, thereby breaching the joint venture agreements. We were seeking an accounting, compensatory and punitive damages and injunctive relief. The answer filed by Mr. Corteo and his co-defendants denied our claims and further alleged that non-competition restrictions against Mr. Corteo in the joint venture agreements were unenforceable. Mr. Corteo and his co-defendants also counterclaimed against us alleging misappropriation of trademark rights and failure to perform administrative duties that amounted to a breach of the agreements. In March 2001, we acquired the 20% interest owned in this venture by Mr. Corteo in final settlement of this litigation. The terms of the settlement agreement did not have a material impact upon either our financial condition or results of operations.

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

         On September 6, 2000, Manuel Jimenez and seven other current and former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Orange County alleging that the plaintiffs were improperly classified as exempt employees under California wage and hour law. Plaintiffs are represented by the same counsel who is representing the plaintiffs in the Garcia case. We believe that we have substantial defenses to the claims and are vigorously defending this action.

         From time to time, we are a party to certain claims and legal proceedings in the ordinary course of business, none of which, in our opinion, would have a material adverse effect on our financial position or results of operations.

8.       Recent accounting pronouncement:

        In   July 2001, the Financial  Accounting  Standards Board issued
        Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and

                                            Pg. 12

                            SBARRO, INC. AND SUBSIDIARIES
            Notes To Consolidated Financial Statements (continued)

8.       Recent accounting pronouncement (continued):

         Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating the effect that adoption of the provisions of SFAS No. 142 that are effective January 1, 2002 will have on our results of operations and financial position.

9.       Guarantor and non-guarantor financial statements:

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

         The following condensed consolidating financial information presents:

         (1) Condensed consolidating balance sheets as of July 15, 2001 (unaudited) and December 31, 2000 and condensed consolidating statements of operations for the twenty-eight and twelve weeks ended July 15, 2001 and July 16, 2000 and condensed consolidating cash flows for the twenty-eight weeks ended July 15, 2001 and July 16, 2000 of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) the Company on a consolidated basis, and

         (2) Elimination entries necessary to consolidate Sbarro, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

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








                               Pg. 13

                           SBARRO, INC. AND SUBSIDIARIES
           Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                                     Consolidating Balance Sheet
                                         As of July 15, 2001
                                             (Unaudited)

                                                                  ASSETS

                                                      Guarantor             Nonguarantor                         Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
                                    ------           ------------      ------------     ------------               -----
                                                                 (In thousands)

Current assets:
   Cash and cash equivalents        $9,973            $3,819              $1,161                -               $14,953
   Restricted cash for untendered
       shares                         120                 -                  -                 -                    120
   Receivables                      3,123                464                  88                -                 3,675
   Inventories                      1,270              1,520                 307                -                 3,097
   Loan receivable from shareholder 2,000                 -                   -                -                  2,000
   Prepaid expenses                 4,949              1,445                (68)               -                  6,326
                                 ---------          ----------          ---------      ---------               ----------
Total current assets               21,435              7,248               1,488               -                 30,171

Intercompany receivables           23,740            256,483                   -         ($280,223)                   -

Investment in subsidiaries         65,469                  -                  -           (65,469)                   -

Property and equipment, net        46,184             82,364              20,993                -               149,541

Intercompany receivables-long term  4,008                 -                  -            (4,008)                   -

Intangible assets, net            214,212                 -                  -                 -                214,212

Loans receivable from shareholders  3,232                 -                  -                 -                  3,232

Other assets                        7,610             3,187              (655)             (2,477)                7,665
                              -----------         -----------        -----------            ------------  ------------------
                                 $385,890          $349,282           $21,826           ($352,177)             $404,821
                                =========           =========          =========         ==========           ===========




















                                                                     Pg. 14

                                 SBARRO, INC. AND SUBSIDIARIES
                 Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                                   Consolidating Balance Sheet
                                       As of July 15, 2001
                                           (Unaudited)

                                LIABILITIES AND SHAREHOLDERS EQUITY

                                                      Guarantor             Nonguarantor                         Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
                                    ------           ------------      ------------     ------------               -----
                                                            (In thousands)

Current liabilities:
   Amounts due for untendered
       shares                        $120                   -                  -                 -                 $120
   Accounts payable and
       accrued expenses            21,813              $2,525             $3,892                 -               28,230
   Accrued interest payable         9,428                   -                  -                 -                9,428
   Current portion of
       mortgage payable                 -                 137                  -                 -                  137
                              -----------           ----------        -----------       -----------            ---------
     Total current liabilities     31,361               2,662              3,892                  -              37,915

Intercompany payables             256,483                  -              23,740         ($280,223)                   -

Deferred rent                       6,980                  -                  -                 -                 6,980

Long-term debt, net of original
   issue discount                 251,894              15,707                 -                 -               267,601

Intercompany payables - long term       -               4,008                 -             (4,008)                   -

Shareholders' equity (deficit):
Common stock                           71                  -                  -                  -                   71
Additional paid-in capital             10              65,469              2,477           (67,946)                   10
Retained earnings (deficit)      (160,909)            261,436             (8,283)              -                 92,244
                                ----------       ------------          ---------------------------    -----------------

                                 (160,828)            326,905             (5,806)          (67,946)              92,325
                                ----------       ------------          ----------       -----------   -----------------

                                 $385,890            $349,282            $21,826         ($352,177)            $404,821
                               ==========          ==========          =========        ===========     ===============
















                                                                  Pg. 15

                             SBARRO, INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):

                                        Consolidating Balance Sheet
                                          As of December 31, 2000
                                                 ASSETS

                                                      Guarantor             Nonguarantor                         Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
                                    ------           ------------      ------------     ------------               -----
                                                                 (In thousands)

Current assets:
   Cash and cash equivalents      $36,963              $4,232            $1,124                -                42,319
   Restricted cash for untendered
     shares                           153                   -                -                 -                   153
   Receivables                      2,461                 370               103              ($30)               2,904

   Inventories                      1,459               1,763               309                -                 3,531
   Prepaid expenses                   836                 136                27                -                   999
                                   ------              ------           ------            --------              -------
     Total current assets          41,872               6,501             1,563               (30)              49,906

Intercompany receivables           20,318             195,470                -           (215,788)                   -

Investment in subsidiaries         65,469                   -                -            (65,469)                   -

Property and equipment, net        45,486              88,026            18,956                 -              152,468

Intercompany receivables-long term  3,558                  -                  -            (3,558)                    -

Intangible assets, net            217,306                 373                  -                 -             217,679

Loan receivable from officer        2,000                  -                  -                 -                2,000

Other assets                       10,788                  52              (534)           (3,804)               6,502
                               ----------          ------------     -----------            ------------        -----------
                                 $406,797            $290,422          $ 19,985         ($288,649)            $428,555
                                 ========            ========          ========        ==========             ========



















                                                                  Pg. 16

                        SBARRO, INC. AND SUBSIDIARIES
           Notes To Consolidated Financial Statements (continued)


8.       Guarantor and non-guarantor financial statements (continued):


                                    Consolidating Balance Sheet
                                      As of December 31, 2000
                                LIABILITIES AND SHAREHOLDERS EQUITY

                                                      Guarantor        Nonguarantor                         Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
                                    ------           ------------      ------------     ------------               -----
                                                            (In thousands)

Current liabilities:
Amounts due for
   untendered shares                 $153                   -                  -                 -                  $153
Accounts payable and
   accrued expenses                29,618               ($959)            $3,566                 -                32,225
Accrued interest payable            8,181                   -                  -                 -                 8,181
Current portion of
   mortgage payable                     -                 130                  -                 -                   130
                              -----------            --------          ---------         ---------               -------
     Total current liabilities     37,952                (829)             3,566                 -                40,689

Intercompany payables             195,470                   -             20,318         ($215,788)                    -

Deferred rent                       6,791                   -                  -                 -                 6,791

Long-term debt, net of original
   issue discount                 251,689              15,789                  -                 -               267,478

Intercompany payables - long term       -               3,558                  -            (3,558)                    -

Shareholders' equity (deficit):         -                   -                  -                 -
   Common stock                        71                   -                  -                 -                    71
   Additional paid-in capital          10              65,469              2,507           (67,976)                   10
   Retained earnings (deficit)    (85,186)            206,435             (6,406)           (1,327)              113,516
                                ---------           ---------          ---------          ---------             --------

                                  (85,105)            271,904             (3,899)          (69,303)              113,597
                                ---------           ---------          ---------         ---------             --------

                                 $406,797            $290,422            $19,985         ($288,649)             $428,555
                                =========           =========           ========        ===========            =========












                                                                Pg. 17

                                     SBARRO, INC. AND SUBSIDIARIES
                     Notes To Consolidated Financial Statements (continued)


8.       Guarantor and non-guarantor financial statements (continued):


                            Consolidating Statement of Income
                     For the twenty-eight weeks ended July 15, 2001
                                       (Unaudited)

                                                      Guarantor        Nonguarantor                                Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations                  Total
                                    ------           ------------      ------------     ------------                  -----
                                                                 (In thousands)
Revenues:
     Restaurant sales            $79,250             $95,409             $14,063                  -                  $188,722
     Franchise related income      5,222                   -                  -                  -                     5,222
     Real estate and other         1,591               1,678                  -                  -                     3,269
     Intercompany charges              -               6,345                  -             ($6,345)                    -
                             ------------        -----------             -----------        ---------       --------------
         Total revenues           86,063             103,432              14,063             (6,345)                  197,213
                               ---------             ----------         --------           ----------          ----------

Costs and expenses:
     Restaurant operating expenses:
       Cost of food and paper
         products                 14,612              20,054               3,841                   -                    38,507
       Payroll and other
         employee benefits        20,492              27,427               4,712                   -                    52,631
Other operating costs             26,968              31,461               5,123                   -                    63,552
     Depreciation and
        amortization               8,881               7,337                 759                   -                    16,977
     General and administrative    7,886               9,214                 684                   -                    17,784
     Intercompany charges          6,345                   -                  -               (6,345)                       -
                                 --------            --------------        -----------      ---------            ---------------
       Total costs and expense    85,184              95,493              15,119              (6,345)                  189,451
                                ---------         ----------          ---------            ----------              -------------

Operating income before
      minority interest              879               7,939              (1,056)                 -                      7,762
Minority interest                     -                  -                    (2)                 -                         (2)
                               ----------         ----------             -------           ----------                  -------

Operating income                     879               7,939              (1,058)                  -                     7,760

Other (expense) income:
     Interest expense            (16,085)              (800)                (865)                865                   (16,885)
     Interest income               1,358                  -                    -                (865)                      493
Equity in net income
  of unconsolidated affiliates       125                 -                   -                      -                      125
                               ---------        ------------        ------------          -------------                --------

Net other (expense)              (14,602)              (800)                (865)                  -                    (16,267)

(Loss)income before income taxes (13,723)             7,139               (1,923)                  -                     (8,507)
Income taxes (benefit)                38                206                  (44)                  -                        200
                               ----------           ---------           ---------            ----------                 --------

Net (loss) income               ($13,761)            $6,933              ($1,879)          $       -                    ($8,707)
                               ===========           =======            ========             ==========                 ========





                                                                Pg. 18

                                  SBARRO, INC. AND SUBSIDIARIES
                  Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):


                        Consolidating Statement of Income
                 For the twenty-eight weeks ended July 16, 2000
                                   (Unaudited)

                                                      Guarantor        Nonguarantor                                Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations                  Total
                                    ------           ------------      ------------     ------------                  -----
                                                                 (In thousands)
Revenues:
     Restaurant sales             $82,169             $96,630            $11,562               -                 $190,361
     Franchise related income       6,377                   -                 -                -                    6,377
     Real estate and other          1,380               1,956                 -            ($394)                   2,942
     Intercompany charges               -               8,043                 -           (8,043)                     -
                              ------------         ----------         -----------        --------            -------------
         Total revenues            89,926             106,629             11,562          (8,437)                 199,680
                                  -------            -----------       ---------         ---------              --------

Costs and expenses:
     Restaurant operating expenses:
       Cost of food and paper
         products                 14,704             19,484                3,107                -                 37,295
       Payroll and other
         employee benefits        21,233             25,967                4,197                -                 51,397
Other operating costs             25,275             32,283                2,755                -                 60,313
     Depreciation and
        amortization               9,601              6,639                  491                -                 16,731
     General and administrative    8,598              7,912                  885             (394)                17,001
     Intercompany charges          8,043                  -                    -           (8,043)                     -
                                  -------           --------         ----------          ---------            --------------
       Total costs and expenses   87,454             92,285              11,435            (8,437)               182,737
                                  -------           ---------            -------         ----------           -----------

Operating income (loss) before
      minority interest             2,472              14,344                127              -                   16,943
Minority  interest                  -                   -                     66              -                       66
                               ----------         ----------          ---------            ----------            --------

Operating income (loss)             2,472             14,344                 193                 -                17,009

Other (expense) income:
     Interest expense             (16,107)              (440)              (898)              898                (16,547)
     Interest income                1,351                  -                  -              (898)                   453
     Equity in net income (loss)
      of unconsolidated affiliates    317              -                  -                 -                        317
                                      ---------  ------------       ------------     -------------              --------

Net other expense                 (14,439)              (440)               (898)                -               (15,777)

Income (loss) before income taxes (11,967)            13,904                (705)                -                 1,232
Income taxes (benefit)             (5,937)               556                 (28)                -                (5,409)
                                 ---------          ---------           ---------       ----------               --------

Net income (loss)                 ($6,030)           $13,348               ($677)       $       -                 $6,641
                                 =========           ========              ======      ==========             ==========









                                                                Pg. 19

                             SBARRO, INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements (continued)


8.       Guarantor and non-guarantor financial statements (continued):


                     Consolidating Statement of Income
                 For the twelve weeks ended July 15, 2001
                                (Unaudited)

                                                      Guarantor             Nonguarantor                 Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations         Total
                                    ------           ------------      ------------     ------------         -----
                                                                 (In thousands)
Revenues:
     Restaurant sales          $34,388             $40,822             $5,806                     -         $81,016
     Franchise related income    2,030                  -                  -                      -           2,030
     Real estate and other         790                 631                 -                      -           1,421
     Intercompany charges           -                2,538                 -                ($2,538)              -
                             ------------    ----------             ------------         ---------        -------------
         Total revenues         37,208              43,991              5,806               (2,538)          84,467
                             ----------             ----------        ---------             ---------      -----------

Costs and expenses:
     Restaurant operating expenses:
       Cost of food and paper
         products                6,375               8,615              1,589                     -          16,579
       Payroll and other
         employee benefits       8,607              11,811              1,902                     -          22,320
Other operating costs           11,921              13,321              2,190                     -          27,432
     Depreciation and
        amortization             3,900               3,166                311                     -           7,377
     General and administrative  3,309               4,436                380                     -           8,125
     Intercompany charges        2,538                   -                   -               (2,538)            -
                           -----------          -------------         ----------         ---------        --------------
       Total costs and expenses 36,650              41,349              6,372                (2,538)         81,833
                             ----------         ----------            --------           ----------       -------------

Operating income before
      minority interest            558               2,642               (566)                    -           2,634
Minority interest                   -                  -                  (10)                    -             (10)
                             ----------         ----------         ------------            -------------  -------------
Operating income                   558               2,642               (576)                    -           2,624

Other (expense) income:
     Interest expense           (6,894)              (343)               (394)                  394          (7,237)
     Interest income               495                  -                   -                  (394)            101
Equity in net income
 of unconsolidated affiliates      39                -                   -                     -                 39
                                   ----------    ------------        ------------    -------------      ---------------

Net other (expense) income     (6,360)              (343)               (394)                  -             (7,097)

(Loss) income before income taxes (5,802)          2,299                (970)                  -             (4,473)
Income taxes (benefit)                87              52                 (14)                  -                125
                                ---------         -----------           ---------      -----------           --------

Net (loss) income                ($5,889)         $2,247               ($956)       $          -            ($4,598)
                                =========         =======              ======          ==========           ========







                                                                Pg. 20

                               SBARRO, INC. AND SUBSIDIARIES
               Notes To Consolidated Financial Statements (continued)


8.       Guarantor and non-guarantor financial statements (continued):


                     Consolidating Statement of Income
                 For the twelve weeks ended July 16, 2000
                                (Unaudited)

                                                      Guarantor        Nonguarantor                                Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations                  Total
                                    ------           ------------      ------------     ------------                  -----
                                                                 (In thousands)
Revenues:
     Restaurant sales          $35,873             $42,332             $5,228                   -              $83,433
     Franchise related income    3,693                   -                  -                   -                3,693
     Real estate and other         479                 890                  -               ($187)               1,182
     Intercompany charges            -               3,463                  -              (3,463)                  -
                             ------------       -----------          ----------          --------         -------------
         Total revenues         40,045              46,685             5,228               (3,650)            88,308
                              ---------             ----------        ---------          ---------          --------

Costs and expenses:
     Restaurant operating expenses:
       Cost of food and paper
         products               6,448               8,535              1,412                    -              16,395
       Payroll and other
         employee benefits      9,265              10,630              2,028                    -              21,923
Other operating costs           9,888              15,786                892                    -              26,566
     Depreciation and
        amortization            4,134               2,857                216                    -               7,207
     General and administrative 4,157               3,090                527                 (187)              7,587
     Intercompany charges       3,463                   -                  -               (3,463)                  -
                           --------             -------------         ----------         ---------           --------------
      Total costs and expenses 37,355              40,898              5,075               (3,650)             79,678
                              --------          ----------           --------         ----------           ----------

Operating income before
      minority interest         2,690               5,787                153                    -              8,630
Minority  interest                  -                    -               (48)                    -               (48)
                               ----------          ----------         --------            ----------        ----------
Operating income                2,690               5,787                105                    -              8,582

Other (expense) income:
     Interest expense            (6,912)            (336)               (198)                  198             (7,248)
     Interest income                379                -                   -                  (198)               181
     Equity in net income of
      unconsolidated affiliates      82                -                   -                -                      82
                                   -----------   ------------        ------------    -------------          ------------

Net other (expense) income       (6,451)            (336)               (198)                -                (6,985)

Income (loss) before income taxes(3,761)           5,451                 (93)                -                 1,597
Income taxes (benefit)             (124)             278                  (4)                -                   150
                                  --------         -------            --------       ----------           --------

Net income (loss)               ($3,637)          $5,173                ($89)       $       -                 $1,447
                                ==========        =======               =====      ==========                 ======








                                                                Pg. 21



                            SBARRO, INC. AND SUBSIDIARIES
            Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):


                     Consolidating Statement of Cash Flows
                For the twenty-eight weeks ended July 15, 2001
                                 (Unaudited)


                                                      Guarantor          Nonguarantor                            Consolidated
Operating activities:               Parent           Subsidiaries      Subsidiaries     Eliminations               Total
---------------------               ------           ------------      ------------     ------------               -----
                                                            (In thousands)

Net income (loss)                 ($13,761)           $6,933            ($1,879)           $   -                 ($8,707)
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization   9,647              7,359               756                -                  17,762
     Provision for unit closings       261                  -                  -                -                    261
     Increase in deferred rent         390               (169)                 -                -                    221
     Minority interest                  -                   -                 2                 -                      2
     Equity in income of
      unconsolidated affiliates       (125)                 -                  -                -                   (125)
     Dividends received from
      unconsolidated affiliates       244                   -                  -                -                    244
     Changes in operating assets
      and liabilities:
      (Increase) decrease in receivables (690)            (94)               13                 -                   (771)
      Decrease (increase) in inventories  188             245                 1                  -                   434
(Increase) decrease in
        prepaid expenses            (4,113)            (1,309)               95                  -                (5,327)
Decrease (increase) in
        other assets                 3,060             (4,076)              124                 -                   (892)
(Decrease) increase in accounts
        payable and accrued expenses(8,232)             3,479               318                  -                (4,435)
     Increase in accrued interest
         payable                     1,247                 -                  -                -                   1,247
                                 ---------         ----------          ---------        ---------               ----------

Net cash (used in) provided by
    operating activities           (11,884)        12,368                   (570)              -                    (86)

Investing activities:
Purchases of property and equipment (3,787)           (4,807)             (2,816)               -                (11,410)
                                    -------           -------             -------       ---------                --------

Net cash used in investing activities(3,787)          (4,807)             (2,816)                 -              (11,410)
                                     -------          -------             -------         ---------              --------










                                                                Pg. 22

                          SBARRO, INC. AND SUBSIDIARIES
          Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):


                           Consolidating Statement of Cash Flows
                      For the twenty-eight weeks ended July 15, 2001
                                        (Unaudited)


                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
                                    ------           ------------      ------------     ------------               -----
                                                            (In thousands)
Financing activities:
Mortgage principal repayments           -                ($74)                 -                -                   ($74)
Loan to shareholders              ($3,932)                  -                  -                -                 (3,932)
Repayment of shareholders' loans      700                   -                  -                -                    700
Distributions to shareholders     (12,564)                  -                  -                -                (12,564)
Intercompany balances               4,475              (7,898)          $3,423                 -                     -
                             ------------              -------         ---------      -----------           ------------
Net cash (used in) provided
   by financing activities        (11,321)             (7,972)           3,423                 -                 (15,870)
                              ------------            --------         ---------     ------------                --------

(Decrease) increase in cash and
   cash equivalents               (26,990)               (411)              37                -                  (27,366)
Cash and cash equivalents
   at beginning of period          36,963               4,232            1,124                -                   42,319
                               ----------            --------           --------          -------              ---------
Cash and cash equivalents
   at end of period                $9,973              $3,819           $1,161          $      -                 $14,953
                                  =======             =======            =======         ========              ==========

Supplemental disclosure of cash flow information:
Cash paid during the period
   for income taxes                 $223                $447                 $7            $    -             $677
                                    =====               =====             ======           ======             ==========
Cash paid during the period
   for interest                  $14,050                $800              $    -           $    -          $14,850
                                 ========               =====             ======           ======          =============
























                                                                Pg. 23

                                SBARRO, INC. AND SUBSIDIARIES
                Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):


                     Consolidating Statement of Cash Flows
                For the twenty-eight weeks ended July 16, 2000
                                  (Unaudited)


                                                      Guarantor          Nonguarantor                            Consolidated
Operating activities:               Parent           Subsidiaries      Subsidiaries     Eliminations               Total
---------------------               ------           ------------      ------------     ------------               -----
                                                            (In thousands)

Net income (loss)                  ($6,030)             $13,348            ($677)               -                 $6,641
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization 10,380                 6,508              492                -                 17,380
     Change in deferred taxes due to
      Subchapter S conversion      (5,629)                  -                  -                -                 (5,629)
     Change in deferred rent          173                  (293)               -                   -                (120)
     Minority interest                   -                  -                (66)                 -                  (66)
     Equity in income of
      unconsolidated affiliates       (317)                 -                  -                -                   (317)
     Dividends received from
      unconsolidated affiliates        156                  -                  -                -                    156
     Changes in operating assets
      and liabilities:
      Increase in receivables       (1,800)                 160              (40)               -                 (1,680)
      Decrease (increase) in inventories 349                477              (33)                   -                793
      Decrease (increase)in prepaid
         expenses                   (1,173)              (1,971)            (118)                 -               (3,262)
      Increase (decrease) in
        other assets                (1,773)              (1,154)           1,183             $2,264                  520
      (Decrease) increase in accounts
        payable and accrued expenses(8,964)                 832              112                -                 (8,020)
      Increase in accrued interest
        payable                       2,260                 -                  -                -                  2,260
      (Decrease) increase in
        income taxes payable          (986)                 180               72                  -                 (734)
                                  ---------               -----            -----        -----------                -------
   Net cash (used in) provided by
     operating activities          (13,354)              18,087              925              2,264                7,922
                                   --------              ------              ---              -----                -----

Investing activities:
Purchases of property and equipment (3,296)            (5,810)            (5,438)               -               (14,544)
                                    -------            -------            -------      ----------               --------

Net cash used in investing activities(3,296)           (5,810)            (5,438)               -               (14,544)
                                     -------           -------            -------      ----------               --------








                                                                Pg. 24


                           SBARRO, INC. AND SUBSIDIARIES
           Notes To Consolidated Financial Statements (continued)

8.       Guarantor and non-guarantor financial statements (continued):


                     Consolidating Statement of Cash Flows
                For the twenty-eight weeks ended July 16, 2000


                                                      Guarantor          Nonguarantor                            Consolidated
                                    Parent           Subsidiaries      Subsidiaries     Eliminations               Total
                                    ------           ------------      ------------     ------------               -----
                                                            (In thousands)
Financing activities:
Mortgage principal repayments           -                 (29)                 -                -                    (29)
Proceeds from mortgage                  -              16,000                 -                -                  16,000
Cost of mortgage                        -                (387)                 -                -                   (387)
Loans to shareholders              (2,000)                  -                  -                -                 (2,000)
Distributions to shareholders     (21,581)                  -                  -                -                (21,581)
Intercompany balances              28,192             (28,977)            3,049            (2,264)                    -
                                ----------             --------          --------         --------           ------------
Net cash provided by (used in)
   financing activities             4,611             (13,393)            3,049            (2,264)                (7,997)
                             ------------            ---------         ---------           -------                -------

Decrease in cash and
   cash equivalents               (12,039)             (1,116)           (1,464)               -                 (14,619)
Cash and cash equivalents
   at beginning of year            27,853               4,391             1,510                 -                 33,754
                                ---------             -------           --------          -------               --------
Cash and cash equivalents
   at end of year                 $15,814              $3,275               $46          $      -                $19,135
                                 ========             =======              ====         ========             ==========

Supplemental disclosure of cash flow information:
Cash paid during the period
   for income taxes                $2,515                $409               $50            $    -                 $2,974
                                  =======               =====              ====           ======                =========
Cash paid during the period
   for interest                   $13,060                $440               $  -            $    -               $13,500
                                  ========               =====              =====           ======             ==========
























                                                                Pg. 25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:

                                                28 Weeks     28 Weeks       12 Weeks       12 Weeks                Ended
                                                                                                                   -----
Ended                                             Ended        Ended       Fiscal Year
                                                  07/15/01     07/16/00      07/15/01       07/16/00           2000    1999
  Opened during period                               3        5              2             -                    13      24
   Acquired from (sold to)
     franchisees during period-net                   -         -               -             -                   1      (1)
   Closed during period                            (29)       (8)            (15)            (4)               (16)    (9)
                                                   ----      ----           -----           ----            -------  -----
   Open at end of period                           610       633             610            633                636    638

Franchised restaurants:
   Opened during period                             13        17              5             11                 36      49
   Purchased from (sold to)
     Company during period-net                       -         -              -            -                   (1)      1
   Closed or terminated during period               (5)      (13)             (3)            (6)               (18)   (32)
                                                  -----      ----          ------         ------              -----  -----
   Open at end of period                           311       290             311            290                303     286

All restaurants:
   Opened during period                             16        22               7              11                 49      73
   Closed or terminated during period              (34)      (21)            (18)            (10)               (34)   (41)
                                                 ------     -----           -----        -------               -----  -----
   Open at end of period                           921       925             921             925                939    924

Kiosks (all franchised) open at
   end of period                                     5         5               5              5                 5       4


(1)      Excludes 35, 30, 33 and 26 new concept units as of July 15, 2001, July 16, 2000, fiscal 2000 and fiscal 1999, respectively.








                                                                Pg. 26

Our business is subject to seasonal fluctuations, and the effect of weather and economic conditions. Earnings have been highest in our fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. Historically, the fourth fiscal quarter normally has accounted for approximately 40% of annual operating net income before the effect of additional amortization associated with our going private transaction in September 1999 ("adjusted operating income") and has fluctuated due to the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter.

Our consolidated EBITDA for the twenty-eight weeks ended July 15, 2001 was $24.7 million, with an EBITDA margin of 12.5%, compared to $33.7 million and 16.9%, respectively, for the twenty-eight weeks ended July 16, 2000. Our consolidated EBITDA for the twelve weeks ended July 15, 2001 was $10.0 million and our EBITDA margin was 11.8%, compared to $15.8 million and 17.9%, respectively, for the twelve weeks ended July 16, 2000. EBITDA represents earnings before cumulative effect of change in accounting method, interest income, interest expense, equity in net income of unconsolidated affiliates, taxes, depreciation and amortization. EBITDA margin represents EBITDA divided by the total revenues. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Rather, EBITDA is presented because it is a widely accepted supplemental financial measure of operating performance, and we believe that it provides relevant and useful information about our operations. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

Restaurant sales from Sbarro-owned quick service units and consolidated joint venture units decreased $1.6 million or 0.9% to $188.7 million for the twenty-eight weeks ended July 15, 2001 from $190.4 million for the twenty-eight weeks ended July 16, 2000, while they decreased by $2.4 million or 2.9% to $81.0 million for the twelve weeks ended July 15, 2001 from $83.4 million in the twelve weeks ended July 16, 2000. Sales increases in consolidated joint venture units of $2.5 million were offset by a $4.1 million decline in sales from quick service units for the twenty-eight weeks ended July 15, 2001. For the twelve weeks ended July 15, 2001, the increase in consolidated joint venture sales of $0.6 million was offset by a $3.0 million decline in quick service unit sales. Comparable Sbarro quick service unit sales decreased 0.6% and 2.9% during the twenty-eight and twelve weeks ended in the second fiscal quarter of 2001, respectively, due to the decrease in mall traffic related to the general economic downturn in the United States. In late March 2001 and mid June 2001, we implemented priceincreases of 0.7% and 3.3%, respectively. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal year. Also, revenues from new quick service units did not offset the loss of revenues from quick service units closed since the beginning of fiscal 2000.Since that date through the end of the second quarter of 2001, we have closed 28 more units than we opened, including a high volume unit (closed in the second quarter of fiscal 2000 which was replaced in the second quarter of 2001). The units closed since the beginning of fiscal 2000 were generally low volume units which did not have a material impact on our results of operations.
                           Pg. 27

Excluding approximately $1.5 million of termination fees in the second quarter of fiscal 2000 related to our development agreement and the closing of all Sbarro locations in Japan and $0.3 million related to the termination of an area development agreement in Egypt recognized during the first quarter of fiscal 2001, franchise related income was unchanged for the twenty-eight weeks ended July 15, 2001 as compared to the twenty-eight weeks ended July 16, 2000 but decreased 6.8% to $2.0 million for the second quarter of fiscal 2001 as compared to the $2.2 million for the same quarter in fiscal 2000. The revenue changes resulted primarily from decreases in comparable location revenues, primarily from international locations offset in part (in the second quarter of 2001 and in full for the twenty-eight week period in 2001) by greater continuing royalties due to a higher number of franchise units in operation in the current fiscal year than in the comparable 2000 periods.

Real estate and other revenues increased 11.1% and 20.2% for the twenty-eight and twelve weeks ended July 15, 2001, respectively, from the same periods in fiscal 2000 due to the full year effect of leasing the Company's headquarters building to third parties and the effect of certain additional vendor rebates.

Cost of food and paper products as a percentage of restaurant sales increased to 20.4% for the twenty-eight weeks ended July 15, 2001 from 19.6% for the comparable 2000 fiscal period. Cost of food and paper products for the twelve weeks ended July 15, 2001 increased to 20.5% of restaurant sales from 19.7%. The increases during both 2001 periods were primarily due to higher average cheese prices and increased distribution fees. Cheese prices to date in the third quarter of fiscal 2001 have been higher than in the comparable period in fiscal 2000.

Payroll and other employee benefits increased to 27.9% in the twenty-eight weeks ended July 15, 2001 from 27.0% of restaurant sales in the twenty-eight weeks ended July 16, 2000. For the second quarter of fiscal 2001, these expenses increased to 27.6% from 26.3% of restaurant sales. These increases were primarily due to the continuing tight labor market, resulting in pressures on wages and salaries and associated increases in amounts paid for payroll taxes. We have recently seen an abatement of these pressures. In addition, we have taken steps to alleviate the increases experienced in light of the economic slowdown.

Other operating expenses increased to 33.7% of amortization and depreciation resulting from restaurant sales in the twenty-eight weeks ended July 15, 2001 from 31.7% in the twenty-eight weeks ended July 16, 2000 and to 33.9% from 31.8% of restaurant sales for the respective twelve week periods ended July 15, 2001 and July 16, 2000 primarily due to increases in rent, utilities and other occupancy related expenses.

Depreciation and amortization expense increased by $0.2 million for the first twenty-eight weeks and for the second quarter of fiscal 2001 over the similar periods in fiscal 2000. Amortization expense includes $2.9 and $1.7 million for the twenty-eight weeks of fiscal 2001 and 2000, respectively, and $4.0 and $2.4 million for the twelve weeks of the second quarter of fiscal 2001 and 2000, respectively, for the amortization of the excess of the purchase price of the cost of net

                                Pg. 28
assets acquired in connection with the completion of our going private transaction on September 28, 1999. The fiscal 2001 depreciation and amortization reflects the finalization of our allocation of the purchase price from the going private transaction during fiscal 2000 based on an evaluation of our net assets at September 29, 1999.

General and administrative expenses were $17.8 million, or 9.0% of total revenues, for the twenty-eight weeks ended July 15, 2001, compared to $17.0 million, or 8.5% of total revenues, for the twenty-eight weeks ended July 16, 2000 and $8.1 million, or 9.6% of total revenues for the twelve weeks ended July 15, 2001, compared to $7.6 million, or 8.6% of total revenues for the same twelve week period in fiscal 2000. The changes in general and administrative costs resulted from the reduction in the amount of overhead capitalized in connection with capital projects due to a reduced number of new unit openings and decreases in certain field management costs net of increases in other general and administrative costs. In addition, we recorded $1.3 million for certain quick service store closings and for the cost of converting our Umberto and Tony & Bruno locations to our Mama Sbarro concept.

Minority interest represents the share of the minority holders' interests in the combined operations or loss in each period of the fiscal years being reported of the joint ventures in which we have a majority interest.

Interest expense of $16.9 million and $16.5 million for the first twenty-eight weeks and $7.2 million for the second fiscal quarters of both fiscal 2001 and 2000 relates to the 11%, $255.0 million Senior Notes issued to finance our going private transaction, the 8.4%, $16.0 million mortgage loan on our corporate headquarters and line fees for unused borrowing capacity under our Credit Agreement. Of these amounts, $0.8 million in each first twenty-eight weeks and $0.4 million in each second fiscal quarters of 2001 and 2000, respectively, represented non-cash charges for the accretion of the original issue discount on our Senior Notes and the amortization of deferred financing costs on the Senior Notes, Credit Agreement and the mortgage loan. The increase in interest expense was due to the full period impact in fiscal 2001 of the mortgage loan, which was entered into in March 2000.

Interest income was approximately $0.5 million for the twenty-eight weeks of both fiscal 2001 and 2000 fiscal years. For the twelve weeks in fiscal years 2001 and 2000, interest income was $0.1 million and $0.2 million, respectively. Interest income in the second quarter of fiscal 2001 was affected by reduced availability of cash for investment and lower interest rates.

Equity in the net income of unconsolidated affiliates represents our share of earnings and losses in those new concepts in which the company has a 50% or less ownership interest.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income is paid by our shareholders rather than us. Our tax expense of $0.2 million and $0.3 million for the twenty-eight weeks and $0.1 million and $0.2 million for the twelve weeks ended July 15, 2001 and July 16, 2000, respectively, represents taxes owed to jurisdictions that do not

                                    Pg. 29
recognize S corporation status or that tax entities based on factors other than income. As required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", we recognized a $5.6 million credit associated with the reversal of our deferred tax liabilities upon conversion to S corporation status in the first quarter of fiscal 2000.

Liquidity and Capital Resources

We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in our joint ventures through cash generated from operations. At July 15, 2001, we had unrestricted cash and cash equivalents of $15.0 million and a working capital deficit of $7.7 million compared to unrestricted cash and cash equivalents of $19.2 million and a working capital deficit of $10.3 million at July 16, 2000. We have $26.6 million of undrawn availability under our Credit Agreement, net of outstanding letters of credit and guarantees of reimbursement obligations currently aggregating approximately $3.4 million.

Our operations generated minimal funds for the twenty-eight weeks ended July 15, 2001. During the twenty-eight weeks ended July 16, 2000, our operations generated $7.9 million. The $7.9 million decrease in cash generated was primarily due to a $9.0 million reduction in EBITDA and a $1.4 million increase in cash interest offset by a $2.3 million reduction in taxes paid as a result of our conversion to Subchapter S status on January 3, 2000 (a cash tax payment of $2.5 million in the first quarter of fiscal 2000 represented the payment of taxes accrued in 1999).

Net cash used in investing activities was for capital expenditures, including investments made by our consolidated joint ventures. Net cash used in investing activities declined from $14.5 million for the twenty-eight weeks ended July 16, 2000 to $11.4 million for the twenty-eight weeks ended July 15, 2001 primarily due to a decline in new unit openings.

Net cash used in financing activities was $15.9 million for the twenty-eight weeks ended July 15, 2001 compared to $8.0 million in the comparable 2000 period. Cash used in financing activities during the first twenty-eight weeks of fiscal 2001 resulted primarily from cash dividends of $5.0 million, Subchapter S Corporation tax distributions of $7.6 million and $3.2 million, net of repayments, of loans to our shareholders, all during the first fiscal quarter of 2001. Cash used in financing activities for the comparable period of 2000 resulted primarily from $18.0 million of cash dividends, $3.6 million of tax distribution to our shareholders and a $2.0 million loan to our Chairman and CEO offset by $15.6 million of net proceeds from a $16.0 million, 8.4% ten year loan secured by a mortgage on our corporate headquarters building. Tax distributions are made as a result of our election to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders. We make periodic tax distributions, as permitted under the Indenture under which our Senior Notes are issued and under our Credit Agreement, in amounts that are intended to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rated share

                                      Pg. 30
of our taxable income and that income was taxed at the highest applicable federal and New York state marginal income tax rates.

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

We do not have any principal repayment obligations under the Senior Notes or our Credit Agreement until September 2009 and September 2004, respectively. Our mortgage loan is payable in monthly installments of principal and interest of $0.1 million, with a final principal payment of $14.1 million due in 2010.

Forward Looking Statements

This report contains certain forward-looking statements about our financial condition, results of operations, future prospects and business. These statements appear in a number of places in this report and include statements regarding our intent, belief, expectation, strategies or projections at that time. These statements generally contain words such as "may", "should", "seeks", "believes", "expects", "intends", "plans", "estimates", "projects", "strategy" and similar expressions or the negative of those words.

Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to, general economic, weather and business conditions; the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms; changes in consumer tastes; changes in population and traffic patterns; our ability to continue to attract franchisees; the success of the our present, and any future, joint ventures and other expansion opportunities; the availability of food (particularly cheese and tomatoes) and paper products at current prices; our ability to pass along cost increases to our customers; no material increase occurring in the Federal minimum wage; the continuity of services of members of our senior management team; our ability to attract and retain competent restaurant and executive managerial personnel; competition; the level of, and our ability to comply with, government regulations; our ability to generate sufficient cash flow to make interest payments and principal under our Senior Notes and Credit Agreement; the effects which restrictions imposed on us under the Indenture under which the Senior Notes are issued and the Credit Agreement may have on our ability to operate our business; and our ability to repurchase Senior Notes to the extent required and make repayments under our Credit Agreement to the

                                          Pg. 31
extent required in the event we make certain asset sales or experience a change of control.

You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of the report. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report, other than as required by law. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

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










                                Pg. 32

                      PART II. OTHER INFORMATION


Item 5.           Other Information

On April 11, 2001, we announced that we had retained Banc of America Securities
(BOA) to assist us in exploring strategic options that could include a business alliance, the addition of financial partners or the sale of our Company. On July 12, 2001, we announced that we had completed our review of our strategic options and that we would continue operating under the ownership of the Sbarro family. There was no cost to us for BOA's assistance.

In personnel changes that are unrelated to our announcements, Robert G. Rooney, Senior Vice President and Chief Financial Officer, and Henry G. Ciocca, Vice
President and General Counsel, resigned effective June 30, 2001 and July 31, 2001, respectively. R. Mel Grillo was named Vice President and General Counsel.


























                          Pg. 33

                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SBARRO, INC.
                                        ---------------------------------------
                                         Registrant


Date:    August 28, 2001           By:    /s/ MARIO SBARRO
      ---------------------             -----------------------------------
                                        Mario Sbarro
                                        Chairman of the Board and President
                                        (Principal Executive Officer)


Date:    August 28, 2001           By:    /s/ STEVEN B. GRAHAM
      ---------------------             ------------------------------------
                                        Steven B. Graham
                                        Vice President and Controller (Principal
                                        Financial and Accounting Officer)










                                     Pg. 34