Form 10-Q
period 2001-10-07
SBARRO INC
filed 2001-11-21
CIK 766004

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended October 7, 2001           Commission File Number 333-90817



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



THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF NOVEMBER 19, 2001 WAS 7,064,328.


================================================================================

                                  SBARRO, INC.

                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION                                                                            PAGES
         ---------------------                                                                            -----

Consolidated Financial Statements:

         Balance Sheets - October 7, 2001 (unaudited) and December 31, 2000. . . . . . . . . . . . . . . .  3-4

         Statements of Operations (unaudited) - Forty Weeks and Twelve Weeks ended
            October 7, 2001 and October 8, 2000. . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . 5-6

         Statements of Cash Flows (unaudited) - Forty Weeks ended October 7, 2001 and
             October 8, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . 7-8

         Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 9-26

         Management's Discussion and Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27-34


PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35
            -----------------









                                      Pg. 2

                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           (In thousands except share data)
                                                           --------------------------------
                                                    October 7, 2001             December 31, 2000
                                                    ---------------             -----------------
                                                     (unaudited)
Current assets:
  Cash and cash equivalents                             $ 11,485                    $ 42,319
  Restricted cash for untendered shares (Note 3)              57                         153
  Receivables, net of allowance for doubtful
   accounts of $147 at October 7, 2001 and
   $211 at December 31, 2000:
    Franchisees                                            1,767                       1,350
    Other (Note 4)                                         2,793                       1,554
                                                        --------                    --------
                                                           4,560                       2,904

  Inventories                                              3,027                       3,531
  Loan receivable from shareholder (Note 2)                2,000                          --
  Prepaid expenses                                         7,312                         999
                                                        --------                    --------
    Total current assets                                  28,441                      49,906

Property and equipment, net                              144,830                     152,468

Intangible assets:
    Franchise system and trademarks, net                 197,099                     201,044
    Deferred financing costs and other, net               15,984                      16,635

Loans receivable from shareholders (Note 2)                3,232                       2,000

Other assets                                               7,613                       6,502
                                                        --------                    --------

                                                        $397,199                    $428,555
                                                        ========                    ========

                                   (continued)


                                      Pg. 3

                          SBARRO, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           (In thousands except share data)
                                                           --------------------------------
                                                    October 7, 2001             December 31, 2000
                                                    ---------------             -----------------
                                                     (unaudited)
Current liabilities:
  Amounts due for untendered shares (Note 3)            $      57                   $    153
  Accounts payable                                         10,662                     10,284
  Accrued expenses                                         18,073                     21,066
  Accrued interest payable (Note 5)                         1,948                      8,181
  Current portion of mortgage payable                         140                        130
                                                        ---------                   --------
    Total current liabilities                              30,880                     39,814

Deferred rent                                               8,499                      7,666

Long-term debt, net of original issue
  discount (Note 5)                                       267,653                    267,478

Contingencies (Note 8)                                         --                         --

Shareholders' equity:
  Preferred stock, $1 par value; authorized
   1,000,000 shares; none issued                               --                         --
  Common stock, $.01 par value; authorized
   40,000,000 shares; issued and outstanding
   7,064,328 shares at October 7, 2001 and
   December 31, 2000                                           71                         71
  Additional paid-in capital                                   10                         10
  Retained earnings                                        90,086                    113,516
                                                        ---------                   --------
                                                           90,167                    113,597
                                                        ---------                   --------

                                                        $ 397,199                  $ 428,555
                                                        =========                  =========

            See notes to unaudited consolidated financial statements



                                      Pg. 4

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                (In thousands)
                                                    -----------------------------------------
                                                           For the forty weeks ended:
                                                           --------------------------
                                                    October 7, 2001           October 8, 2000
                                                    -----------------------------------------
Revenues:
   Restaurant sales                                    $ 273,928                $ 278,121
   Franchise related income                                7,652                    8,803
   Real estate and other                                   4,407                    4,316
                                                       ---------                ---------
    Total revenues                                       285,987                  291,240
                                                       ---------                ---------

Costs and expenses:
   Restaurant operating expenses:
    Cost of food and paper products                       56,155                   54,731
    Payroll and other employee benefits                   75,868                   74,913
    Other operating costs                                 90,306                   86,362
   Depreciation and amortization                          24,094                   24,454
   General and administrative                             26,870                   24,212
                                                       ---------                ---------
    Total costs and expenses                             273,293                  264,672
                                                       ---------                ---------
Operating income before minority interest                 12,694                   26,568
Minority interest                                             26                       64
                                                       ---------                ---------
    Operating income                                      12,720                   26,632
                                                       ---------                ---------
Other income (expense):
    Interest expense (Note 5)                            (24,123)                 (23,777)
    Interest income                                          640                      728
    Equity in net income of
      unconsolidated affiliates                              185                      262
                                                       ---------                ---------
    Net other expense                                    (23,298)                 (22,787)
                                                       ---------                ---------

(Loss) income before income taxes (credit)               (10,578)                   3,845
Income taxes (credit) (Note 6)                               280                   (5,244)
                                                       ---------                ---------

Net (loss) income                                      $ (10,858)               $   9,089
                                                       =========                =========

            See notes to unaudited consolidated financial statements





                                      Pg. 5

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                 (In thousands)
                                                    -----------------------------------------
                                                            For the twelve weeks ended:
                                                    -----------------------------------------
                                                    October 7, 2001           October 8, 2000
                                                    -----------------------------------------
Revenues:
   Restaurant sales                                    $ 85,206                 $ 87,760
   Franchise related income                               2,430                    2,426
   Real estate and other                                  1,138                    1,374
                                                       --------                 --------
     Total revenues                                      88,774                   91,560
                                                       --------                 --------

   Restaurant operating expenses:
    Cost of food and paper products                      17,648                   17,436
    Payroll and other employee benefits                  23,237                   23,081
    Other operating costs                                26,754                   26,484
   Depreciation and amortization                          7,117                    7,723
   General and administrative                             9,086                    7,211
                                                       --------                 --------
    Total costs and expenses                             83,842                   81,935
                                                       --------                 --------
Operating income before minority interest                 4,932                    9,625
Minority interest                                            28                       (2)
                                                       --------                 --------
   Operating income                                       4,960                    9,623
                                                       --------                 --------

Other income (expense):
   Interest expense (Note 5)                             (7,238)                  (7,230)
   Interest income                                          147                      275
   Equity in net income (loss) of
     unconsolidated affiliates                               60                      (55)
                                                       --------                 --------
    Net other expense                                    (7,031)                  (7,010)
                                                       --------                 --------

(Loss) income before income taxes                        (2,071)                   2,613
Income taxes  (Note 6)                                       80                      165
                                                       --------                 --------

Net (loss) income                                      $ (2,151)                $  2,448
                                                       ========                 ========

            See notes to unaudited consolidated financial statements



                                      Pg. 6

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                  (In thousands)
                                                    -----------------------------------------
                                                            For the forty weeks ended:
                                                    -----------------------------------------
                                                    October 7, 2001           October 8, 2000
                                                    -----------------------------------------
Operating activities:
Net (loss) income                                      $(10,858)                $  9,089
Adjustments to reconcile net (loss) income to net
   Cash (used in) provided by operating activities:
    Depreciation and amortization                        25,211                   25,388
    Decrease in deferred taxes due to conversion
     to Subchapter S status                                  --                   (5,629)
    Provision for unit closings                           2,061                       --
    Deferred rent, net                                      607                      137
    Minority interest                                       (26)                     (64)
    Equity in net income of
     unconsolidated affiliates                             (185)                    (262)
    Dividends received from
     unconsolidated affiliate                               244                      156

Changes in operating assets and liabilities:
   Increase in receivables                               (1,657)                    (438)
   Decrease in inventories                                  504                      698
   Increase in prepaid expenses                          (6,313)                  (4,530)
   (Increase) decrease in other assets                   (1,140)                     543
   Decrease in accounts payable
    and accrued expenses                                 (2,703)                  (7,397)
   Decrease in accrued interest payable                  (6,223)                  (5,221)
   Decrease in income taxes payable                          --                     (734)
                                                       --------                 --------
 Net cash (used in) provided by operating
   activities                                              (478)                  11,736


                                   (continued)




                                      Pg. 7

                          SBARRO, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                                  (In thousands)
                                                    -----------------------------------------
                                                            For the forty weeks ended:
                                                    -----------------------------------------
                                                    October 7, 2001           October 8, 2000
                                                    -----------------------------------------
Investing activities:

Purchases of property and equipment                     (14,453)                 (19,265)
                                                       --------                 --------
    Net cash used in investing activities               (14,453)                 (19,265)
                                                       --------                 --------

Financing activities:

Mortgage principal repayments                              (107)                     (60)
Proceeds from mortgage                                      --                    16,000
Cost of mortgage                                            --                      (387)
Loans to shareholders                                    (3,932)                  (2,000)
Repayment of shareholder loans                              700                      --
Distributions to shareholders                           (12,564)                 (21,640)
                                                       --------                 --------
    Net cash used in financing activities               (15,903)                  (8,087)
                                                       --------                 --------

Decrease in cash and cash equivalents                   (30,834)                 (15,616)

Cash and cash equivalents at beginning of period         42,319                   33,754
                                                       --------                 --------

Cash and cash equivalents at end of period             $ 11,485                 $ 18,138
                                                       ========                 ========

Supplemental disclosure of cash flow
     information:

Cash paid during the period for income taxes           $    791                 $  3,713
                                                       ========                 ========

Cash paid during the period for interest               $ 29,241                 $ 27,885
                                                       ========                 ========


            See notes to unaudited consolidated financial statements



                                      Pg. 8

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of Sbarro's management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at October 7, 2001 and our consolidated results of operations for each of the forty and twelve weeks ended October 7, 2001 and October 8, 2000 and cash flows for the forty weeks in each of the respective periods have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         Certain items in the financial statements presented have been reclassified to conform to the fiscal 2001 presentation.

2.       RELATED PARTY TRANSACTIONS:

         (a) On March 13, 2000, we loaned $2.0 million to Mario Sbarro, an officer, director and principal shareholder, under a note payable on April 4, 2002 that bears interest at the rate of 6.46% per annum, payable annually. The loan was repaid with interest in November, 2001.

         (b) On January 2 and 3, 2001, we loaned $0.2 million to Mario Sbarro, $0.3 million to Joseph Sbarro and $0.2 million to Anthony Sbarro, officers, directors and principal shareholders, which loans were repaid with interest, on January 15, 2001.

         (c) On April 5, 2001, we loaned $3.23 million to certain of our officers, directors and principal shareholders, including: Mario Sbarro, $1.08 million, Joseph Sbarro, $1.24 million and Anthony Sbarro, $0.87 million, under notes that are payable on April 5, 2003 that bears interest at the rate of 4.63% per annum, payable annually.




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

4.       EFFECT OF EVENTS OF SEPTEMBER 11, 2001:

         As a result of the events of September 11, 2001, a Sbarro-owned location, as well as a franchise location, that had operated in the World Trade Center in New York City were destroyed. Although the Sbarro-owned location generated high sales revenues and operating income, the effect on the twelve and forty weeks ended October 7, 2001 was not material to consolidated results as a whole. In addition, in August 2001, a franchise location in Israel was destroyed. Such unit was reopened in September 2001. The franchise locations did not generate significant royalty revenues. In addition, a number of airports were closed due to the events of September 11 causing airport Sbarro-owned and franchise units to close and a number of downtown locations experienced reduced sales.

         We are fully insured for the cost of the assets destroyed at the Company location. The estimated amount of the expected recovery is included in accounts receivable as of October 7, 2001. In addition, we expect to recover lost income from our business interruption insurance coverage but, under applicable accounting principles, have not reflected any estimated recoveries in our financial statements.

5.       LONG-TERM DEBT:

         On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of the Sbarro's common stock) became the holders of 100% of our issued and outstanding common stock as a result of a "going private" merger. The cost of the merger, including fees and expenses, was funded through the use of substantially all of our then cash on hand and the placement of $255.0 million of 11.0% Senior Notes due September 15, 2009 sold at a price of 98.514% of par to yield 11.25% per annum. In April 2000, we exchanged these Senior Notes for




                                     Pg. 10

                          SBARRO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       LONG-TERM DEBT (CONTINUED):

         Senior Notes having the same terms, except that the new Senior Notes ("Senior Notes") were registered under the Securities Act of 1933. The old senior notes and the Senior Notes were issued under an Indenture dated September 28, 1999 (the "Indenture").

         We also entered into a five-year, $30.0 million unsecured senior revolving bank credit facility under a Credit Agreement dated as of September 23, 1999 (the "Credit Agreement"). The Credit Agreement provides an unsecured senior revolving credit facility which enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30.0 million, including a $10.0 million sublimit for standby letters of credit. No borrowings were outstanding under this credit facility as of October 7, 2001.

         Our payment obligations under the Senior Notes and the Credit Agreement are jointly, severally, unconditionally and irrevocably guaranteed by all of our current Restricted Subsidiaries (as defined) and are to be similarly guaranteed by our future Restricted Subsidiaries.

         In March 2000, one of our Restricted Subsidiaries obtained a $16.0 million, 8.4% loan secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million, with a final principal payment of $14.1 million due in March 2010.

         As of October 7, 2001, we were in compliance with the various covenants in the Indenture for the Senior Notes, the Credit Agreement and the Mortgage.

6.       INCOME TAXES:

         In March 2000, we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, and, where applicable and permitted, under similar state and local income tax provisions, beginning January 3, 2000. With certain limited exceptions, we no longer pay federal, state and local income taxes.

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

         For the forty weeks ended October 7, 2001, we made tax distributions of $7.6 million in accordance with the tax payment agreement as compared to $3.7 million of tax distributions for the forty weeks ended October 8, 2000. All distributions made in 2001 were for taxes payable on 2000 taxable income. No tax distributions have been made with respect to fiscal 2001.

         In accordance with SFAS No. 109 "Accounting for Income Taxes", we reversed our deferred tax accruals upon our conversion to S corporation status, which resulted in a credit to income taxes of $5.6 million, in the first quarter of fiscal 2000.

7.       COMPREHENSIVE INCOME:

         The Company's operations did not give rise to any items includible in comprehensive income which were not already included in our results of operations for either of the forty or twelve week periods ended October 7, 2001 and October 8, 2000.

8.       CONTINGENCIES:

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

                                     Pg. 12

                          SBARRO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.       CONTINGENCIES (CONTINUED):

         On November 17, 1999, an action entitled SHAN WANLI, BASEM TAWIL, ABDUL HAMID V. SBARRO, INC. was filed in the Superior Court of the State of Washington for King County. The plaintiffs alleged that they served as store managers, general managers, assistant managers or co-managers in our restaurants in the State of Washington at various times since November 17, 1996 and that, in connection with their employment, we violated the overtime pay provisions of the State of Washington's Minimum Wage Act by treating them as overtime exempt employees, breached alleged employment agreements and statutory provisions by failing to record and pay for hours worked at the contract rates and/or statutory minimum wage rates and failed to provide statutorily required meal breaks and rest periods. The plaintiffs represented substantially all of our restaurant managers employed for any period of time on or after November 9, 1996 in the State of Washington. The plaintiffs sought actual damages, exemplary damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts, and injunctive relief. A settlement agreement approved by the Court in February 2001 did not have a material impact upon our financial condition or results of operations.

         On December 20, 1999, Antonio Garcia and thirteen other current and former general managers of Sbarro restaurants in California amended a complaint filed in the Superior Court of California for Orange County. The amended complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiff's filed a motion to certify the lawsuit as a class action, but the motion was denied by the court. We believe that we have substantial defenses to the claims and are vigorously defending this action.

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

                                     Pg. 13

                          SBARRO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       RECENT ACCOUNTING PRONOUNCEMENTS:

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will adopt SFAS No. 142 effective December 31, 2001. The provisions of SFAS No. 142 that we will adopt effective January 1, 2002 will result in a reduction of approximately $5.4 million in annual amortization of intangible assets.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2001. We are currently evaluating the effect of adoption of SFAS No. 143 on our financial position and results of operations but do not expect its impact to be material.

         In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets". This statement supersedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. We are currently evaluating the impact of the adoption of SFAS 144 but do not expect its impact to be material.

10.      GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS:

         Certain subsidiaries have guaranteed amounts outstanding under the Senior Notes and Credit Agreement. Each of the guaranteeing subsidiaries is our direct or indirect wholly owned subsidiary and each has fully and unconditionally guaranteed the Senior Notes and the Credit Agreement on a joint and several basis.

                                     Pg. 14

                          SBARRO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.      GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

         The following condensed consolidating financial information presents:

         (1) Condensed consolidating balance sheets as of October 7, 2001 (unaudited) and December 31, 2000 and condensed consolidating statements of operations for the forty and twelve weeks ended October 7, 2001 and October 8, 2000 and condensed consolidating cash flows for the forty weeks ended October 7, 2001 and October 8, 2000 of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the non-guarantor subsidiaries as a group and (d) the Company on a consolidated basis, and

         (2) Elimination entries necessary to consolidate Sbarro, Inc., the parent, with the guarantor and nonguarantor subsidiaries. The principal elimination entries eliminate intercompany balances and transactions.

             Investments in subsidiaries are accounted for by the parent on the cost method.

                           CONSOLIDATING BALANCE SHEET
                              AS OF OCTOBER 7, 2001
                                   (UNAUDITED)

                                     ASSETS

                                                      Guarantor         Nonguarantor                            Consolidated
                                         Parent       Subsidiaries      Subsidiaries     Eliminations               Total
                                         ------       ------------      ------------     ------------               -----
                                                                  (In thousands)
Current assets:
   Cash and cash equivalents             $5,378          $4,624             $1,483                --              $11,485
   Restricted cash for untendered
       shares                                57              --                 --                --                   57
   Receivables                            3,927             546                 87                --                4,560
   Inventories                            1,193           1,455                379                --                3,027
   Loan receivable from shareholder       2,000              --                 --                --                2,000
   Prepaid expenses                       4,996           2,209                107                --                7,312
                                         ------         -------             ------           ---------         ----------
   Total current assets                  17,551           8,834              2,056                --               28,441

Intercompany receivables                 25,515         259,843                 --          (285,358)                  --

Investment in subsidiaries               65,469              --                 --           (65,469)                  --

Property and equipment, net              41,841          81,953             21,036                --              144,830

Intercompany  receivables - long term     3,900              --                 --            (3,900)                  --


Intangible assets, net                  212,742             341                 --                --              213,083

Loans receivable from shareholders        3,232              --                 --                --                3,232

Other assets                              7,882           2,927               (719)           (2,477)               7,613
                                         ------           -----              -----            -------              ------

                                      $ 378,132        $353,898            $22,373         $(357,204)            $397,199
                                      =========        ========           ========        =============         ===========

                                                                        Pg. 15

                          SBARRO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.      GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                           CONSOLIDATING BALANCE SHEET
                              AS OF OCTOBER 7, 2001
                                   (UNAUDITED)

                       LIABILITIES AND SHAREHOLDERS EQUITY

                                                      Guarantor         Nonguarantor                            Consolidated
                                         Parent       Subsidiaries      Subsidiaries     Eliminations               Total
                                         ------       ------------      ------------     ------------               -----
                                                                  (In thousands)
Current liabilities:

   Amounts due for untendered
       shares                            $   57              --                 --                                $    57
   Accounts payable and
       accrued expenses                  23,877          $2,315             $2,543                                 28,735
   Accrued interest payable               1,948              --                 --                                  1,948
   Current portion of
       mortgage payable                      --             140                 --                                    140
                                       ---------       --------            -------                                 ------

     Total current liabilities           25,882           2,455              2,543                                 30,880

Intercompany payables                   259,843              --             25,515         $(285,358)                  --

Deferred rent                             7,191              --              1,308                --                8,499

Long-term debt, net of original
   issue discount                       251,982          15,671                 --                --              267,653

Intercompany payables - long term            --           3,900                 --            (3,900)                  --

Shareholders' equity (deficit):
Common stock                                 71              --                 --                --                   71
Additional paid-in capital                   10          65,469              2,477           (67,946)                  10
Retained earnings (deficit)            (166,847)        266,403             (9,470)               --               90,086
                                       ---------       --------            -------       -----------               ------

                                       (166,766)        331,872             (6,993)          (67,946)              90,167
                                       ---------        -------             -------         --------               ------

                                       $378,132        $353,898            $22,373         $(357,204)            $397,199
                                       ========       ==========           =======        ===========            ========



                                     Pg. 16

                          SBARRO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.      GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2000
                                     ASSETS

                                                      Guarantor         Nonguarantor                            Consolidated
                                         Parent       Subsidiaries      Subsidiaries     Eliminations               Total
                                         ------       ------------      ------------     ------------               -----
                                                                  (In thousands)
Current assets:
   Cash and cash equivalents           $  36,963      $   4,232            $   1,124             --              $  42,319
   Restricted cash for untendered
     shares                                  153             --                   --             --                    153
   Receivables                             2,461            370                  103      ($   30)                   2,904

   Inventories                             1,459          1,763                  309             --                  3,531
   Prepaid expenses                          836            136                   27             --                    999
                                       ---------      ---------            ---------      ---------              ---------
     Total current assets                 41,872          6,501                1,563            (30)                49,906

Intercompany receivables                  20,318        195,470                   --       (215,788)                    --

Investment in subsidiaries                65,469             --                   --        (65,469)                    --

Property and equipment, net               45,486         88,026               18,956             --                152,468

Intercompany  receivables - long term      3,558             --                   --         (3,558)                    --

Intangible assets, net                   217,306            373                   --             --                217,679

Loan receivable from officer               2,000             --                   --             --                  2,000

Other assets                              10,788             52                 (534)        (3,804)                 6,502
                                       ---------      ---------            ---------      ---------              ---------
                                       $ 406,797      $ 290,422            $  19,985      ($288,649)             $ 428,555
                                       =========      =========            =========      =========              =========



                                     Pg. 17

                          SBARRO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.      GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2000
                       LIABILITIES AND SHAREHOLDERS EQUITY


                                                      Guarantor         Nonguarantor                            Consolidated
                                         Parent       Subsidiaries      Subsidiaries     Eliminations               Total
                                         ------       ------------      ------------     ------------               -----
                                                                  (In thousands)
Current liabilities:

Amounts due for
   untendered shares                   $     153             --                   --             --              $     153
Accounts payable and
   accrued expenses                       30,042      ($    959)           $   2,267             --                 31,350
Accrued interest payable                   8,181             --                   --             --                  8,181
Current portion of
   mortgage payable                           --             130                  --             --                    130
                                       ---------      ---------            ---------      ---------              ---------
     Total current liabilities            38,376           (829)               2,267             --                 39,814

Intercompany payables                    195,470             --               20,318      ($215,788)                    --

Deferred rent                              6,367             --                1,299             --                  7,666

Long-term debt, net of original
   issue discount                        251,689         15,789                   --             --                267,478

Intercompany payables - long term             --          3,558                   --         (3,558)                    --

Shareholders' equity (deficit):               --             --                   --             --
   Common stock                               71             --                   --             --                     71
   Additional paid-in capital                 10         65,469                2,507        (67,976)                    10
   Retained earnings (deficit)           (85,186)       206,435               (6,406)        (1,327)               113,516
                                       ---------      ---------            ---------      ---------              ---------

                                         (85,105)       271,904               (3,899)       (69,303)               113,597
                                       ---------      ---------            ---------      ---------              ---------

                                       $ 406,797      $ 290,422            $  19,985      ($288,649)             $ 428,555
                                       =========      =========            =========      =========              =========


                                     Pg. 18

                          SBARRO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.      GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                        CONSOLIDATING STATEMENT OF INCOME
                    FOR THE FORTY WEEKS ENDED OCTOBER 7, 2001
                                   (UNAUDITED)

                                                      Guarantor         Nonguarantor                            Consolidated
                                         Parent       Subsidiaries      Subsidiaries     Eliminations               Total
                                         ------       ------------      ------------     ------------               -----
                                                                  (In thousands)
Revenues:

     Restaurant sales                  $ 114,395      $ 139,009            $  20,524                             $ 273,928
     Franchise related income              7,652             --                   --                                 7,652
     Real estate and other                 2,070          2,337                   --                                 4,407
     Intercompany charges                     --          8,538                   --      $  (8,538)                    --
                                       ---------      ---------            ---------      ---------              ---------
       Total revenues                    124,117        149,884               20,524         (8,538)               285,987
                                       ---------      ---------            ---------      ---------              ---------

Costs and expenses:
     Restaurant operating expenses:
       Cost of food and paper
         products                         21,233         29,263                5,659             --                 56,155
       Payroll and other
         employee benefits                29,151         39,778                6,939             --                 75,868
       Other operating costs              37,482         45,634                7,190             --                 90,306
     Depreciation and
        amortization                      12,447         10,509                1,138             --                 24,094
     General and administrative           14,005         11,670                1,195             --                 26,870
     Intercompany charges                  8,538             --                   --         (8,538)                    --
                                       ---------      ---------            ---------      ---------              ---------

       Total costs and expenses          122,856        136,854               22,121         (8,538)               273,293
                                       ---------      ---------            ---------      ---------              ---------

Operating income before
      minority interest                    1,261         13,030               (1,597)            --                 12,694
Minority interest                             --             --                   26             --                     26
                                       ---------      ---------            ---------      ---------              ---------
Operating income                           1,261         13,030               (1,571)            --                 12,720

Other (expense) income:
     Interest expense                    (23,012)        (1,111)              (1,437)         1,437                (24,123)
     Interest income                       2,077             --                   --         (1,437)                   640
       Equity in net income
       of unconsolidated affiliates          185             --                   --             --                    185
                                       ---------      ---------            ---------      ---------              ---------

Net other expense                        (20,750)        (1,111)              (1,437)            --                (23,298)
                                       ---------      ---------            ---------      ---------              ---------

(Loss) income before income taxes        (19,489)        11,919               (3,008)            --                (10,578)
Income taxes (benefit)                        67            315                 (102)            --                    280
                                       ---------      ---------            ---------      ---------              ---------

Net (loss) income                      $ (19,556)     $  11,604            $  (2,906)     $      --              $ (10,858)
                                       =========      =========            =========      =========              =========

                                     Pg. 19

                          SBARRO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.      GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                        CONSOLIDATING STATEMENT OF INCOME
                    FOR THE FORTY WEEKS ENDED OCTOBER 8, 2000
                                   (UNAUDITED)

                                                      Guarantor         Nonguarantor                            Consolidated
                                         Parent       Subsidiaries      Subsidiaries     Eliminations               Total
                                         ------       ------------      ------------     ------------               -----
                                                                  (In thousands)
Revenues:

     Restaurant sales                  $ 119,790      $ 141,036            $  17,295             --              $ 278,121
     Franchise related income              8,803             --                   --             --                  8,803
     Real estate and other                 2,092          2,805                   --      ($    581)                 4,316
     Intercompany charges                     --         11,924                   --        (11,924)                    --
                                       ---------      ---------            ---------      ---------              ---------
       Total revenues                    130,685        155,765               17,295        (12,505)               291,240

Costs and expenses:
     Restaurant operating expenses:
       Cost of food and paper
         products                         21,428         28,595                4,708             --                 54,731
       Payroll and other
         employee benefits                28,876         40,146                5,891             --                 74,913
     Other operating costs                37,233         44,541                4,588             --                 86,362
     Depreciation and
        amortization                      14,115          9,583                  756             --                 24,454
     General and administrative           12,647         10,832                1,314           (581)                24,212
     Intercompany charges                 11,924             --                   --        (11,924)                    --
                                       ---------      ---------            ---------      ---------              ---------
       Total costs and expenses          126,223        133,697               17,257        (12,505)               264,672

Operating income before
      minority interest                    4,462         22,068                   38             --                 26,568
Minority interest                             --             --                   64             --                     64
                                       ---------      ---------            ---------      ---------              ---------
Operating income                           4,462         22,068                  102             --                 26,632

Other (expense) income:
     Interest expense                    (23,002)          (775)              (1,260)         1,260                (23,777)
     Interest income                       1,988             --                   --         (1,260)                   728
     Equity in net income
         of unconsolidated affiliates        262             --                   --             --                    262
                                       ---------      ---------            ---------      ---------              ---------

Net other expense                        (20,752)          (775)              (1,260)            --                (22,787)

Income (loss) before income taxes        (16,290)        21,293               (1,158)            --                  3,845
Income taxes (benefit)                    (6,023)           824                  (45)            --                 (5,244)
                                       ---------      ---------            ---------      ---------              ---------

Net income (loss)                      ($ 10,267)     $  20,469            ($  1,113)     $      --              $   9,089
                                       =========      =========            =========      =========              =========


                                     Pg. 20

                          SBARRO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.      GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                        CONSOLIDATING STATEMENT OF INCOME
                   FOR THE TWELVE WEEKS ENDED OCTOBER 7, 2001
                                   (UNAUDITED)

                                                      Guarantor         Nonguarantor                            Consolidated
                                         Parent       Subsidiaries      Subsidiaries     Eliminations               Total
                                         ------       ------------      ------------     ------------               -----
                                                                  (In thousands)
Revenues:

     Restaurant sales                  $ 35,145       $ 43,600             $  6,461             --              $ 85,206
     Franchise related income             2,430             --                   --             --                 2,430
     Real estate and other                  479            659                   --             --                 1,138
     Intercompany charges                    --          2,193                   --         (2,193)                   --
                                       --------       --------             --------       --------              --------
       Total revenues                    38,054         46,452                6,461         (2,193)               88,774
                                                                                                                --------

Costs and expenses:
     Restaurant operating expenses:
       Cost of food and paper
         products                         6,621          9,209                1,818             --                17,648
       Payroll and other
         employee benefits                8,659         12,351                2,227             --                23,237
       Other operating costs             10,514         14,173                2,067                               26,754
     Depreciation and
        amortization                      3,566          3,172                  379             --                 7,117
     General and administrative           6,119          2,456                  511             --                 9,086
     Intercompany charges                 2,193             --                   --         (2,193)                   --
                                       ---------      ---------            ---------      ---------              ---------
Total costs and expenses                 37,672         41,361                7,002         (2,193)               83,842

Operating income before
      minority interest                     382          5,091                 (541)            --                 4,932
                                       ---------      ---------            ---------      ---------              ---------
Minority interest                            --             --                   28             --                    28
                                       ---------      ---------            ---------      ---------              ---------

Operating income                            382          5,091                 (513)            --                 4,960
                                       ---------      ---------            ---------      ---------              ---------

Other (expense) income:
     Interest expense                    (6,927)          (311)                (572)           572                (7,238)
     Interest income                        719             --                   --           (572)                  147
         Equity in net income
       of unconsolidated affiliates          60             --                   --             --                    60
                                       ---------      ---------            ---------      ---------              ---------

Net other expense                        (6,148)          (311)                (572)            --                (7,031)
                                       ---------      ---------            ---------      ---------              ---------

(Loss) income before income taxes        (5,766)         4,780               (1,085)            --                (2,071)
Income taxes (benefit)                       29            109                  (58)            --                    80
                                       ---------      ---------            ---------      ---------              ---------

Net (loss) income                      $ (5,795)      $  4,671             $ (1,027)            --              $ (2,151)
                                       =========      =========            =========      =========              =========


                                     Pg. 21

                          SBARRO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.      GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                        CONSOLIDATING STATEMENT OF INCOME
                   FOR THE TWELVE WEEKS ENDED OCTOBER 8, 2000
                                   (UNAUDITED)

                                                      Guarantor         Nonguarantor                            Consolidated
                                         Parent       Subsidiaries      Subsidiaries     Eliminations               Total
                                         ------       ------------      ------------     ------------               -----
                                                                  (In thousands)
Revenues:

     Restaurant sales                  $ 37,620       $ 44,407             $  5,733                             $ 87,760
     Franchise related income             2,426             --                   --                                2,426
     Real estate and other                  713            848                   --       ($   187)                1,374
     Intercompany charges                    --          3,881                   --         (3,881)                   --
                                       ---------      ---------            ---------      ---------              ---------
       Total revenues                    40,759         49,136                5,733         (4,068)               91,560
                                       ---------      ---------            ---------      ---------              ---------

Costs and expenses:
     Restaurant operating expenses:
       Cost of food and paper
         products                         6,724          9,112                1,600             --                17,436
       Payroll and other
         employee benefits                7,208         14,179                1,694             --                23,081
Other operating costs                    12,392         12,258                1,834             --                26,484
     Depreciation and
        amortization                      4,515          2,943                  265             --                 7,723
     General and administrative           4,049          2,920                  429           (187)                7,211
     Intercompany charges                 3,881             --                   --         (3,881)                   --
                                       ---------      ---------            ---------      ---------              ---------
       Total costs and expenses          38,769         41,412                5,822         (4,068)               81,935
                                       ---------      ---------            ---------      ---------              ---------

Operating income before
      minority interest                   1,990          7,724                  (89)            --                 9,625
Minority interest                            --             --                   (2)            --                    (2)
                                       ---------      ---------            ---------      ---------              ---------
Operating income                          1,990          7,724                  (91)            --                 9,623

Other (expense) income:
     Interest expense                    (6,895)          (335)                (361)           361                (7,230)
     Interest income                        636             --                   --           (361)                  275
         Equity in net loss
       of unconsolidated affiliates         (55)            --                   --             --                   (55)
                                       ---------      ---------            ---------      ---------              ---------

Net other expense                        (6,314)          (335)                (361)            --                (7,010)

Income (loss) before income taxes        (4,324)         7,389                 (452)            --                 2,613
Income taxes (benefit)                      (85)           269                  (19)            --                   165
                                       ---------      ---------            ---------      ---------              ---------


Net income (loss)                      ($ 4,239)      $  7,120             ($   433)      $     --              $  2,448
                                       =========      =========            =========      =========              =========



                                     Pg. 22

                          SBARRO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.      GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                        CONSOLIDATING STATEMENT OF INCOME
                    FOR THE FORTY WEEKS ENDED OCTOBER 7, 2001
                                   (UNAUDITED)

                                                      Guarantor         Nonguarantor                            Consolidated
                                         Parent       Subsidiaries      Subsidiaries     Eliminations               Total
                                         ------       ------------      ------------     ------------               -----
                                                                  (In thousands)

Net income (loss)                       $(19,556)     $ 11,604             $ (2,906)             --             $(10,858)
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization           13,533        10,540                1,138              --               25,211
  Provision for unit closings              2,061            --                   --              --                2,061
  Increase (decrease) in deferred rent       833          (226)                  --              --                  607
  Minority interest                           --            --                  (26)             --                  (26)
  Equity in income of
   unconsolidated affiliates                (185)           --                   --              --                 (185)
  Dividends received from
   unconsolidated affiliates                 244            --                   --              --                  244
  Changes in operating assets
   and liabilities:
   (Increase) decrease in receivables     (1,495)         (176)                  14              --               (1,657)
Decrease (increase) in inventories           266           309                  (71)             --                  504
     Increase in prepaid expenses         (4,160)       (2,073)                 (80)             --               (6,313)
      Decrease (increase) in
        other assets                       2,830        (4,156)                 186              --               (1,140)
      (Decrease) increase in accounts
        payable and accrued expenses      (5,966)        3,263                   --              --               (2,703)
     Decrease in accrued interest
         payable                          (6,223)           --                   --              --               (6,223)
                                       ---------      ---------            ---------      ---------              ---------

Net cash (used in) provided by
    operating activities                 (17,818)       19,085               (1,745)             --                 (478)
                                       ---------      ---------            ---------      ---------              ---------

Investing activities:
Purchases of property and equipment       (2,099)       (9,036)              (3,318)             --              (14,453)
                                       ---------      ---------            ---------      ---------              ---------

Net cash used in investing activities     (2,099)       (9,036)              (3,318)             --              (14,453)
                                       =========      =========            =========      =========              =========


                                     Pg. 23

                          SBARRO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.      GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                        CONSOLIDATING STATEMENT OF INCOME
                    FOR THE FORTY WEEKS ENDED OCTOBER 7, 2001
                                   (UNAUDITED)

                                                      Guarantor         Nonguarantor                            Consolidated
                                         Parent       Subsidiaries      Subsidiaries     Eliminations               Total
                                         ------       ------------      ------------     ------------               -----
                                                                  (In thousands)

Financing activities:
Mortgage principal repayments                --           (107)                  --              --                  (107)
Loan to shareholders                     (3,232)            --                   --              --               (3,232)
Distributions to shareholders           (12,564)            --                   --              --               (12,564)
Intercompany balances                     4,128         (9,550)               5,422              --                    --
                                       ---------      ---------            ---------      ---------              ---------
Net cash (used in) provided
   by financing activities              (11,668)        (9,657)               5,422              --               (15,903)
                                       ---------      ---------            ---------      ---------              ---------

(Decrease) increase in cash and
   cash equivalents                     (31,585)           392                  359              --               (30,834)
Cash and cash equivalents
   at beginning of period                36,963          4,232                1,124              --                42,319
                                       ---------      ---------            ---------      ---------              ---------
Cash and cash equivalents
   at end of period                    $  5,378       $  4,624             $  1,483              --              $ 11,485
                                       ---------      ---------            ---------      ---------              ---------

Supplemental disclosure of cash
  flow information:
Cash paid during the period
   for income taxes                    $    321       $    463             $      7              --              $    791
                                       =========      =========            =========      =========              =========
Cash paid during the period
   for interest                        $ 28,111       $  1,130                   --              --              $ 29,241
                                       =========      =========            =========      =========              =========


                                     Pg. 24

                          SBARRO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.      GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                        CONSOLIDATING STATEMENT OF INCOME
                    FOR THE FORTY WEEKS ENDED OCTOBER 8, 2000
                                   (UNAUDITED)

                                                      Guarantor         Nonguarantor                            Consolidated
OPERATING ACTIVITIES:                    Parent       Subsidiaries      Subsidiaries     Eliminations               Total
                                         ------       ------------      ------------     ------------               -----
                                                                  (In thousands)

Net income (loss)                     ($ 9,707)       $ 19,909             ($ 1,112)             --              $  9,090
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
   Depreciation and amortization        15,002           9,601                  785              --                25,388
Change in deferred taxes due to
   Subchapter S conversion              (5,629)             --                   --              --                (5,629)
  Change in deferred rent                  532            (395)                  --              --                   137
  Minority interest                         --              --                   64              --                    64
  Equity in income of
   unconsolidated affiliates              (262)             --                   --              --                  (262)
  Dividends received from
   unconsolidated affiliates               156              --                   --              --                   156
  Changes in operating assets
   and liabilities:
   Decrease (increase) in receivables      810          (1,225)                 (23)             --                  (438)
   Decrease (increase) in inventories      331             456                  (89)             --                   698
   Increase in prepaid
         expenses                       (1,771)         (2,594)                (165)             --                (4,530)
(Increase) decrease in
        other assets                    (3,062)             85                3,392              --                   415
      (Decrease) increase in accounts
        payable and accrued expenses    (8,116)            226                  492              --                (7,398)
      Decrease in accrued interest
        payable                         (5,221)             --                   --              --                (5,221)
      (Decrease) increase in
        income taxes payable              (986)            180                   72              --                  (734)
                                       ---------      ---------            ---------      ---------              ---------
   Net cash (used in) provided by
     operating activities              (17,923)         26,243                3,416              --                11,736
                                       ---------      ---------            ---------      ---------              ---------

INVESTING ACTIVITIES:
Purchases of property and equipment     (4,705)         (7,270)              (7,290)             --               (19,265)
                                       ---------      ---------            ---------      ---------              ---------

Net cash used in investing activities   (4,705)         (7,270)              (7,290)             --               (19,265)
                                       ---------      ---------            ---------      ---------              ---------

                                     Pg. 25

                          SBARRO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.      GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                        CONSOLIDATING STATEMENT OF INCOME
                    FOR THE FORTY WEEKS ENDED OCTOBER 8, 2000
                                   (UNAUDITED)

                                                      Guarantor         Nonguarantor                         Consolidated
OPERATING ACTIVITIES:                    Parent       Subsidiaries      Subsidiaries     Eliminations            Total
                                         ------       ------------      ------------     ------------            -----
                                                                  (In thousands)
Financing activities:
Mortgage principal repayments                --               (60)               --                 --              (60)
Proceeds from mortgage                       --            16,000                --                 --           16,000
Cost of mortgage                             --              (387)               --                 --             (387)
Loans to shareholders                    (2,000)               --                --                 --           (2,000)
Distributions to shareholders           (21,640)               --                --                 --          (21,640)
Intercompany balances                    32,482           (35,436)            2,954                 --               --
                                       --------          --------          --------          ---------         --------
Net cash provided by (used in)
   financing activities                   8,842           (19,883)            2,954                 --           (8,087)
                                       --------          --------          --------          ---------         --------

Decrease in cash and
   cash equivalents                     (13,786)             (910)             (920)                --          (15,616)
Cash and cash equivalents
   at beginning of year                  27,853             4,391             1,510                 --           33,754
                                       --------          --------          --------          ---------         --------
Cash and cash equivalents
   at end of year                      $ 14,067          $  3,481          $    590          $      --         $ 18,138
                                       ========          ========          ========          =========         ========

Supplemental disclosure of
  cash flow information:
Cash paid during the period
   for income taxes                    $  3,110          $    557          $     46          $      --         $  3,713
                                       ========          ========          ========          =========         ========
Cash paid during the period
   for interest                        $ 27,110          $    775          $     --          $      --         $ 27,885
                                       ========          ========          ========          =========         ========


                                     Pg. 26

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:

                                                  40 Weeks     40 Weeks      12 Weeks       12 Weeks            Fiscal Year
                                                  Ended        Ended         Ended          Ended              ------------
                                                  10/07/01     10/08/00      10/07/01       10/08/00           2000    1999
                                                  --------     --------      --------       --------           ----    ----
Company-owned restaurants (1):
   Opened during period                               4        7              1                 2              13        24
   Acquired from (sold to)
     franchisees during period-net                  --        --               -                -               1        (1)
   Closed during period                            (36)      (11)             (7)              (3)            (16)       (9)
                                                   ----     -----            ----             ----           --------  -----
   Open at end of period                           604       634             604              634             636       638

Franchised restaurants:
   Opened during period                             22        28               9               11              36        49
   Purchased from (sold to)
     Company during period-net                      --         -              -                 -              (1)        1
   Closed or terminated during period              (12)      (15)             (7)              (2)            (18)      (32)
                                                 ------      ----          ------           ------           -----     -----
   Open at end of period                           313       299             313              299              303      286

All restaurants:
   Opened during period                             26        35              10               13               49        73
   Closed or terminated during period              (48)      (26)            (14)              (5)             (34)      (41)
                                                 ------     -----           -----           ------            ----      -----
   Open at end of period                           917       933             917              933              939       924

Kiosks (all franchised) open at
   end of period                                     5         5               5                5                5         4


(1) Excludes 36, 32, 33 and 26 new concept units open as of October 7, 2001, October 8, 2000, fiscal 2000 and fiscal 1999, respectively.








                                     Pg. 27

Our business is subject to seasonal fluctuations, and the effect of weather and economic conditions. Earnings have been highest in our fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. The fourth fiscal quarter historically has accounted for approximately 40% of annual operating net income before the effect of additional amortization associated with our going private transaction in September 1999 ("adjusted operating income") but has fluctuated due to the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter.

However, with the loss experienced during the forty week period ended October 7, 2001 and because we are unable to predict the effects that the weakened US economy and the events of September 11, 2001 will have on mall, airport and downtown traffic, principal markets for Sbarro restaurants, during the fourth quarter of fiscal 2001, this percentage will not be representative of the percentage of earnings that the fourth quarter of fiscal 2001 will contribute to full fiscal 2001 results.

One high volume Sbarro-owned quick service unit was destroyed in the September 11, 2001 attack on the World Trade Center in New York City. In addition, a number of airports were closed due to the events of September 11 causing airport Sbarro-owned and franchise units to close and a number of downtown locations experienced reduced sales. We have made claims under our business interruption insurance policies with respect thereto. However, under applicable accounting principles, the accompanying statement of operations does not give effect to any potential recoveries that may result therefrom.

Our consolidated EBITDA for the forty weeks ended October 7, 2001 was $36.8 million, with an EBITDA margin of 12.9%, compared to $51.0 million and 17.5%, respectively, for the forty weeks ended October 8, 2000. Our consolidated EBITDA for the twelve weeks ended October 7, 2001 was $12.0 million and our EBITDA margin was 13.6%, compared to $17.3 million and 18.9%, respectively, for the twelve weeks ended October 7, 2000. EBITDA represents earnings before cumulative effect of change in accounting method, interest income, interest expense, equity in net income of unconsolidated affiliates, taxes, depreciation and amortization. EBITDA margin represents EBITDA divided by the total revenues. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Rather, EBITDA is presented because it is a widely accepted supplemental financial measure of operating performance, and we believe that it provides relevant and useful information about our operations. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.



                                     Pg. 28

Restaurant sales from Sbarro-owned quick service units and consolidated joint venture units decreased $4.2 million or 1.5% to $273.9 million for the forty weeks ended October 7, 2001 from $278.1 million for the forty weeks ended October 8, 2000, while they decreased by $2.6 million or 2.9% to $85.2 million for the twelve weeks ended October 7, 2001 from $87.8 million in the twelve weeks ended October 8, 2000. Sales increases in consolidated joint venture units of $3.3 million were offset by a $7.5 million decline in sales from quick service units for the forty weeks ended October 7, 2001. For the twelve weeks ended October 7, 2001, the increase in consolidated joint venture sales of $0.7 million was offset by a $3.3 million decline in quick service unit sales. Sales at both Sbarro quick service and certain consolidated joint venture locations for the forty and twelve weeks ended October 7, 2001, which have been adversely impacted by the general economic downturn, were further affected by the events of September 11, 2001. From the beginning of fiscal 2000 through the end of the third quarter of 2001, we have closed 31 more units than we opened. Also, one high volume unit closed in the second quarter of fiscal 2000 was not replaced until the second quarter of 2001. The units closed and not replaced since the beginning of fiscal 2000, with the exception of the World Trade Center and the one high volume unit closed in fiscal 2000 and replaced in 2001, were generally low volume units which did not have a material impact on our results of operations. In addition, a number of airports were closed due to the events of September 11 causing airport Sbarro-owned and franchise units to close and a number of downtown locations experienced reduced sales. Revenues from new quick service units did not offset the loss of revenues from quick service units closed since the beginning of fiscal 2000.

Comparable Sbarro quick service unit sales decreased 1.3% and 2.7% during the forty and twelve weeks ended in the third fiscal quarter of 2001. Comparable Sbarro quick service unit sales levels for the third fiscal quarter and year to date, which, as noted above, had already been affected by the decrease in mall traffic related to the general economic downtown in the United States, were negatively affected after the tragedy of September 11. In late March 2001 and mid June 2001, we implemented price increases of 0.7% and 3.3%, respectively, which partially offset the reduction in traffic. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal year.

Excluding approximately $1.5 million of fees related to the termination of our development agreement and the closing of all Sbarro locations in Japan and $0.3 million related to the termination of an area development agreement in Egypt, before any locations had opened, recognized during the first quarter of fiscal 2001, franchise related income remained at $7.3 million for each of the forty week periods ended October 7, 2001 and October 8, 2000 and remained at $2.4 million for the third quarter of both fiscal 2001 and 2000. Greater royalties due to a higher number of franchise units in operation in the current fiscal year were offset by decreases in comparable location revenues, primarily from domestic locations. Franchises, both domestically and internationally, have been negatively affected by the events of September 11. The franchised locations that were in Israel (that was destroyed in August 2001 and closed for approximately one month) and the World Trade Center did not generate significant royalty revenues.



                                     Pg. 29

Real estate and other revenues increased 2.1% and decreased 17.2% for the forty and twelve weeks ended October 7, 2001, respectively, from the same periods in fiscal 2000 due to the full year effect of leasing the Company's headquarters building (which has been fully occupied since the end of the second quarter of fiscal 2000) to third parties offset in the twelve week period in fiscal 2001 by decreases in certain vendor rebates.

Cost of food and paper products as a percentage of restaurant sales increased to 20.5% for the forty weeks ended October 7, 2001 from 19.7% for the comparable 2000 fiscal period and to 20.7% of restaurant sales for the twelve weeks ended October 7, 2001 from 19.9% for the comparable period in fiscal 2000. The increases during both 2001 periods reported were primarily due to higher average cheese prices, increased distribution fees and the reduced level of sales. Cheese prices to date in the fourth quarter of fiscal 2001 have decreased to levels only slightly higher than those experienced at the comparable point in time in the fourth quarter of fiscal 2000.

Payroll and other employee benefits increased to 27.7% in the forty weeks ended October 7, 2001 from 26.9% of restaurant sales in the forty weeks ended October 8, 2000. For the third quarter of fiscal 2001, these expenses increased to 27.3% from 26.3% of restaurant sales in the same quarter of fiscal 2000. These increases were primarily due to the continuing tight labor market, resulting in pressures on wages and salaries and associated increases in amounts paid for payroll taxes and the reduced level of sales. During in the third quarter of fiscal 2001, we began to see an abatement of these pressures. In addition, we are taking steps to reduce payroll expenses in light of the economic slowdown.

Other operating expenses increased to 33.0% of restaurant sales in the forty weeks ended October 7, 2001 from 31.1% in the forty weeks ended October 8, 2000 and to 31.4% from 30.2% of restaurant sales for the twelve week period ended October 7, 2001 and October 8, 2000 primarily due to increases in rent, utilities and other occupancy related expenses and the reduced level of sales.

Depreciation and amortization expense decreased by $0.4 million for the first forty weeks and $0.6 million for the third quarter of fiscal 2001 over the similar periods in fiscal 2000. Amortization expense includes $4.0 and $5.8 million for the forty weeks of fiscal 2001 and 2000, respectively, and $1.2 and $1.7 million for the twelve weeks of the third quarter of fiscal 2001 and 2000, respectively, for the amortization of the excess of the purchase price of the cost of net assets acquired in connection with the completion of our going private transaction on September 28, 1999. Fiscal 2001 depreciation and amortization reflects the finalization of our allocation of the purchase price from the going private transaction during fiscal 2000 based on an evaluation of our net assets at September 28, 1999.

General and administrative expenses were $26.9 million, or 9.4% of total revenues, for the forty weeks ended October 7, 2001, compared to $24.2 million, or 8.3% of total revenues, for the forty weeks ended October 8, 2000 and $9.1 million, or 10.2% of total revenues for the twelve weeks ended October 7, 2001, compared to $7.2 million, or 7.9% of total revenues for the same twelve week period in fiscal 2000. General and administrative costs increased as a result of a reduction

                                     Pg. 30
in the amount of overhead capitalized in connection with capital projects due to a reduced number of new unit openings, and general cost increases partially offset by decreases in certain field management costs. Increases also resulted from a $2.8 million charge for certain quick service store closings and for the cost of converting our Umberto and Tony & Bruno locations to our Mama Sbarro concept, of which $1.3 million was recorded in the second quarter of fiscal 2001.

Minority interest represents the share of the minority holders' interests in the combined profits or losses in each period of the fiscal years being reported of the joint ventures in which we have a majority interest. We are assessing the various joint venture operations to which we are a party to determine whether we are obtaining an adequate return on investment with respect to each and are assessing various alternatives that we may have with respect to each.

Interest expense of $24.1 million and $23.8 million for the first forty weeks of fiscal 2001 and 2000, respectively, and $7.2 million for each of the third fiscal quarters of fiscal 2001 and 2000 relates to the 11%, $255.0 million Senior Notes issued to finance our going private transaction, the 8.4%, $16.0 million mortgage loan on our corporate headquarters and fees for unused borrowing capacity under our bank Credit Agreement. Of these amounts, $1.0 million in each first forty weeks and $0.3 million in each third fiscal quarters of 2001 and 2000, represented non-cash charges for the accretion of the original issue discount on our Senior Notes and the amortization of deferred financing costs on the Senior Notes, mortgage loan and Credit Agreement. The increase in interest expense in the forty week period of fiscal 2001 over the comparable fiscal 2000 period was due to the full period impact in fiscal 2001 of the mortgage loan, which was entered into in March 2000.

Interest income was approximately $0.6 million for the forty weeks of fiscal 2001 and $0.7 million for the same period in the 2000 fiscal year. For the twelve weeks in the third quarter of the 2001 and 2000 fiscal years, interest income was $0.1 million and $0.3 million, respectively. Interest income in fiscal 2001 was affected by reduced availability of cash for investment and lower interest rates.

Equity in the net income of unconsolidated affiliates represents our share of earnings and losses in those new concepts in which the company has a 50% or less ownership interest. As mentioned above, we are assessing the various joint venture operations to which we are a party to determine whether we are obtaining an adequate return on investment with respect to each, and are assessing various alternatives that we may have with respect to each.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income is paid by our shareholders rather than us. Our tax expense of $0.3 million and $0.4 million for the forty weeks and $0.1 million and $0.2 million for the twelve weeks ended October 7, 2001 and October 8, 2000, respectively, represents taxes owed to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income. As


                                     Pg. 31
required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", we recognized a $5.6 million credit associated with the reversal of our deferred tax liabilities upon conversion to S corporation status in the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in our joint ventures through cash generated from operations. At October 7, 2001, we had unrestricted cash and cash equivalents of $11.5 million and a working capital deficit of $2.4 million compared to unrestricted cash and cash equivalents of $18.1 million and working capital of $0.6 million at October 8, 2000. We have $26.6 million of undrawn availability under our Credit Agreement, net of outstanding letters of credit and guarantees of reimbursement obligations currently aggregating approximately $3.4 million.

Our operations used $0.5 million of cash for the forty weeks ended October 7, 2001. During the forty weeks ended October 8, 2000, our operations generated $11.7 million of cash. The $12.2 million difference was primarily due to a $14.3 million reduction in EBITDA and a $1.4 million increase in cash interest offset, in part, by a $2.9 million reduction in taxes paid as a result of our conversion to Subchapter S status on January 3, 2000 (the cash tax payment of $2.5 million in the first quarter of fiscal 2000 represented the payment of taxes accrued in
1999).

Net cash used in investing activities was for capital expenditures, including investments made by our consolidated joint ventures. Net cash used in investing activities declined from $19.3 million for the forty weeks ended October 8, 2000 to $14.5 million for the forty weeks ended October 7, 2001 primarily due to a decline in new unit openings.

Net cash used in financing activities was $15.9 million for the forty weeks ended October 7, 2001 compared to $8.1 million in the comparable 2000 period. Cash used in financing activities during the first forty weeks of fiscal 2001 resulted primarily from cash dividends of $5.0 million paid on April 6, 2001 (which was rescinded after the end of the third quarter and returned to equity), Subchapter S Corporation tax distributions of $7.6 million and $3.2 million, net of repayments, of loans to our shareholders, all during the first fiscal quarter of 2001. Cash used in financing activities for the first forty week period of 2000 resulted primarily from $18.0 million of cash dividends, $3.6 million of tax distribution to our shareholders and a $2.0 million loan to our Chairman and CEO offset, in part, by $15.6 million of net proceeds from a $16.0 million, 8.4% ten year loan secured by a mortgage on our corporate headquarters building. Tax distributions are made as a result of our election to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders. We make periodic tax distributions, as permitted under the Indenture under which our Senior Notes are issued and under our Credit Agreement, in amounts that are


                                     Pg. 32
intended to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income was their pro-rated share of our taxable income and that income was taxed at the highest applicable federal and New York state marginal income tax rates.

We incur annual cash interest expense of approximately $29.7 million under our Senior Notes and mortgage loan and may incur additional interest expense for borrowings under our Credit Agreement. In addition to debt service, we expect that our other liquidity needs will relate to capital expenditures, working capital, investments in joint ventures, distributions to shareholders as permitted under the Indenture under which the Senior Notes are issued and the Credit Agreement and general corporate purposes. We expect our primary sources of liquidity to meet these needs will be cash flow from operations and availability under our Credit Agreement. The Indenture under which our $255.0 million Senior Notes are issued and our bank Credit Agreement restrict our ability to incur debt (other than under our bank Credit Agreement) unless we meet a specified Consolidated Interest Coverage Ratio (as defined). In addition, our ability to make, among other things, investments in unrestricted subsidiaries (including the joint ventures in which we currently have an interest), and loans to third parties (including our shareholders) and to pay dividends (other than under a formula contained in a tax payment agreement which permits us to make periodic Subchapter S tax distributions, including estimated taxes, up to the formula determined amount) is limited to certain amounts and cannot be made unless another specified Consolidated Interest Coverage Ratio is met. Based upon our results of operations through the third quarter of fiscal 2001, we presently may not incur additional indebtedness (other than under our bank Credit Agreement).

We believe that aggregate restaurant capital expenditures and our investments in joint ventures during the next twelve months will be moderately lower than levels in the previous twelve months.

We do not have any principal repayment obligations under the Senior Notes or our Credit Agreement until September 2009 and September 2004, respectively. No amounts are outstanding under our Credit Agreement. Our mortgage loan is payable in monthly installments of principal and interest of $0.1 million, with a final principal payment of $14.1 million due in 2010.

FORWARD LOOKING STATEMENTS
--------------------------

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



                                     Pg. 33

Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to, in general, general economic, weather and business conditions; the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms; changes in consumer tastes; changes in population and traffic patterns, including the effects that the events of September 11, 2001 may have on mall, airport and downtown traffic, the principal markets for Sbarro restaurants; our ability to continue to attract franchisees; the success of our present, and any future, joint ventures and other expansion opportunities; the availability of food (particularly cheese and tomatoes) and paper products at current prices; our ability to pass along cost increases to our customers; no material increase occurring in the Federal minimum wage; the continuity of services of members of our senior management team; our ability to attract and retain competent restaurant and executive managerial personnel; competition; the level of, and our ability to comply with, government regulations; our ability to generate sufficient cash flow to make interest payments and principal under our Senior Notes and Credit Agreement; the effects which restrictions imposed on us under the Indenture under which the Senior Notes are issued and the Credit Agreement may have on our ability to operate our business; and our ability to repurchase Senior Notes to the extent required and make repayments under our Credit Agreement to the extent required in the event we make certain asset sales or experience a change of control.

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

Borrowings that we may make under our credit facility will be subject to fluctuations in interest rates. However, we do not expect to enter into any interest rate swaps or other instruments to hedge our borrowings under our credit facility.

We have not purchased future, forward, option or other instruments to hedge against fluctuations in the prices of the commodities we purchase. As a result, our future commodities purchases are subject to changes in the prices of such commodities.

                                     Pg. 34

All of our transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, reducing the risks attendant in changes in the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.


                           PART II. OTHER INFORMATION
                           --------------------------


                                 Not Applicable



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SBARRO, INC.
                                        --------------------------------------
                                        Registrant


Date:   November 19, 2001          By:  /s/ MARIO SBARRO
     ----------------------             ----------------------------------------
                                        Mario Sbarro
                                        Chairman of the Board and President
                                        (Principal Executive Officer)




Date:   November 19, 2001          By:  /s/ STEVEN B. GRAHAM
     ----------------------             ----------------------------------------
                                        Steven B. Graham
                                        Vice President and Controller (Principal
                                        Financial and Accounting Officer)





                                     Pg. 35