Form 10-Q/A
period 2001-12-01
SBARRO INC
filed 2001-12-05
CIK 766004

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A



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

                                     PART I
                             FINANCIAL INFORMATION


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








                                      Pg. 2

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



                                      Pg. 3

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



                                      Pg. 4

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

General and administrative expenses were $26.9 million, or 9.4% of total revenues, for the forty weeks ended October 7, 2001, compared to $24.2 million, or 8.3% of total revenues, for the forty weeks ended October 8, 2000 and $9.1 million, or 10.2% of total revenues for the twelve weeks ended October 7, 2001, compared to $7.2 million, or 7.9% of total revenues for the same twelve week period in fiscal 2000. General and administrative costs increased as a result of a reduction

                                      Pg. 5
in the amount of overhead capitalized in connection with capital projects due to a reduced number of new unit openings, and general cost increases partially offset by decreases in certain field management costs. Increases also resulted from a $2.8 million charge for certain quick service store closings and for the cost of converting our Umberto and Tony & Bruno locations to our Mama Sbarro concept, of which $1.3 million was recorded in the second quarter of fiscal 2001.

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

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income is paid by our shareholders rather than us. Our tax expense of $0.3 million and $0.4 million for the forty weeks and $0.1 million and $0.2 million for the twelve weeks ended October 7, 2001 and October 8, 2000, respectively, represents taxes owed to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income. As


                                      Pg. 6
required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", we recognized a $5.6 million credit associated with the reversal of our deferred tax liabilities upon conversion to S corporation status in the first quarter of fiscal 2000.

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


Net cash used in financing activities was $15.9 million for the forty weeks ended October 7, 2001 compared to $8.1 million in the comparable 2000 period. Cash used in financing activities during the first forty weeks of fiscal 2001 resulted primarily from cash dividends of $5.0 million paid on April 6, 2001, Subchapter S Corporation tax distributions of $7.6 million and $3.2 million, net of repayments, of loans to our shareholders, all during the first fiscal quarter of 2001. Cash used in financing activities for the first forty week period of 2000 resulted primarily from $18.0 million of cash dividends, $3.6 million of tax distribution to our shareholders and a $2.0 million loan to our Chairman and CEO offset, in part, by $15.6 million of net proceeds from a $16.0 million, 8.4% ten year loan secured by a mortgage on our corporate headquarters building. Tax distributions are made as a result of our election to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders. We make periodic tax distributions, as permitted under the Indenture under which our Senior Notes are issued and under our Credit Agreement, in amounts that are



                                      Pg. 7
intended to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income was their pro-rated share of our taxable income and that income was taxed at the highest applicable federal and New York state marginal income tax rates.

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



                                      Pg. 8

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


                                     Pg. 9

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



Date:   December 1, 2001           By:  /s/ Steven B. Graham
     ----------------------             ----------------------------------------
                                        Steven B. Graham
                                        Vice President and Controller (Principal
                                        Financial and Accounting Officer)





                                     Pg. 10