Form 10-K
period 2001-12-30
SBARRO INC
filed 2002-03-27
CIK 766004

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 30, 2001

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

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes X           No
                                             ---            ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

     The registrant's common stock is not publicly-held or publicly traded.

     The number of shares of Common Stock of the registrant outstanding as of March 15, 2002 was 7,064,328.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------

                                  SBARRO, INC.

     UNLESS THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES TO "WE," "US," "OUR," "SBARRO" OR THE "COMPANY" INCLUDE SBARRO, INC. AND OUR SUBSIDIARIES.

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements about our financial condition, results of operations, future prospects and business. These statements appear in a number of places in the report and include statements regarding our intent, belief, expectation, strategies or projections at that time. These statements generally contain words such as "may," "should," "seeks," "believes," "expects," "intends," "plans," "estimates," "projects," "strategy" and similar expressions or the negative of those words. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to:

o    general economic, weather and business conditions;
o the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;
o    changes in consumer tastes;
o changes in population and traffic patterns, including the effect that terrorist or other events may have on the willingness of consumers to frequent malls, airports or downtown areas which are the predominant areas in which our restaurants are located;
o    our ability to continue to attract franchisees;
o the success of our present, and any future, joint ventures and other expansion opportunities;
o the availability of food (particularly cheese and tomatoes) and paper products at current prices;
o    our ability to pass along cost increases to our customers;
o    no material increase occurring in the Federal minimum wage;
o    the continuity of services of members of our senior management team;
o our ability to attract and retain competent restaurant and executive managerial personnel;
o    competition;
o    the level of, and our ability to comply with, government regulations;
o our ability to generate sufficient cash flow to make interest payments and principal under our senior notes and credit agreement;
o the effects which restrictions imposed on us under the indenture for the senior notes and the credit agreement may have on our ability to operate our business; and
o our ability to repurchase senior notes to the extent required and make repayments under our credit agreement to the extent required in the event we make certain asset sales or experience a change of control.

     You are cautioned not to place undue reliance on these statements, which speak only as of the date of the report. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

     Sbarro, Inc., a New York corporation, was organized in 1977 and is the successor to a number of family food and restaurant businesses developed and operated by the Sbarro family. Today, we are a leading owner, operator and franchisor of quick-service restaurants, serving a wide variety of Italian specialty foods with 927 restaurants worldwide at December 30, 2001. In addition, since 1995, we have created, primarily through joint ventures, other restaurant concepts for the purpose of developing growth opportunities in addition to the Sbarro restaurants. We presently operate 35 other concept units through majority or minority owned joint ventures or wholly owned subsidiaries. (See "New Concept Development," below.)

     GOING PRIVATE TRANSACTION
     -------------------------

     On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of our common stock) became the holders of 100% of our issued and outstanding common stock as a result of a merger in which (i) a company owned by the members of the Sbarro family merged with and into us, (ii) our shareholders (other than the members of the Sbarro family and the company owned by them) received the right to receive $28.85 per share in cash in exchange for the approximately 13.5 million shares of our common stock not owned by the members of the Sbarro family, and (iii) all outstanding stock options, including stock options held by the members of the Sbarro family, were terminated in exchange for a cash payment equal to the number of shares subject to the options multiplied by the excess, if any, of $28.85 over the applicable option exercise price. The cost of the merger, including fees and expenses, was funded through the use of substantially all of the our cash then on hand and the placement of $255.0 million of 11.0% senior notes due September 15, 2009 sold at a price of 98.514% of par to yield 11.25% per annum. In April 2000, we exchanged these senior notes for Senior Notes having the same terms, except that the new Senior Notes (the "Senior Notes") were registered under the Securities Act of 1933. The old senior notes and the Senior Notes were issued under an Indenture dated September 28, 1999 (the "Indenture"). We also entered into a five year, $30.0 million unsecured senior revolving bank credit facility under a Credit Agreement dated as of September 23, 1999 (the "Credit Agreement"). The Credit Agreement provides an unsecured senior revolving credit facility which enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30.0 million, including a $10.0 million sublimit for standby letters of credit. Our payment obligations under the Senior Notes and the Credit Agreement are jointly, severally, unconditionally and irrevocably guaranteed by all of our current Restricted Subsidiaries (as defined in the Indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries. We have received a waiver of compliance for fiscal 2001 from certain ratios required to be maintained under the Credit Agreement and an amendment to certain ratios required to be maintained for fiscal 2002 and fiscal 2003. See "Selected Financial Data" included in Item 6 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report, "Financial Statements and Supplementary Data" included in Item 8 of the report and "Certain Relationships and Related Transactions" included in Item 13 of this report.

     GENERAL
     -------

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

     As of December 30, 2001, we operated 927 Sbarro quick service restaurants, consisting of 602 Company-owned and 325 franchised restaurants located in 47 States, the District of Columbia, the Commonwealth of Puerto Rico, certain United States territories and 25 countries throughout the world.

     In addition, since 1995, we have created and operated other casual and fine dining concepts for the purpose of developing growth opportunities in addition to our Sbarro restaurants. With our joint venture partners or in wholly owned subsidiaries, we currently operate 35 casual and fine dining restaurants featuring varying cuisines under other restaurant concepts.

     RESTAURANT EXPANSION
     --------------------

     We have grown from 103 Sbarro-owned or franchised quick service restaurants at the time of our initial public offering in 1985 to 927 as of December 30, 2001 excluding 37 new concept units. During 2001, 51 new Sbarro restaurants were opened, of which 9 were Company-owned and 42 were franchised. However, 43 Company-owned and 20 franchised Sbarro units were closed, resulting in the first decrease in our history in the number of units operated by us. In addition, we and the other concepts in which we participate opened four casual and fine dining units in 2001. (See "Other Concepts" below).

     The following table summarizes the number of Sbarro-owned and franchised quick service restaurants in operation during each of the years from 1997 through 2001:


                                                                                       Fiscal Year

                                                                   2001       2000        1999       1998       1997
                                                                   ----       ----        ----       ----       ----
Company-owned Sbarro restaurants:
Opened during period  (1)                                            9         13          24         25         28
(Sold to) acquired from franchisees
 during period                                                       -          1          (1)         1          4
Closed during period  (2)                                          (43)       (16)         (9)       (20)        (8)
                                                                   ---        ---         ---        ---        ---
Open at end of period (3)                                          602        636         638        624        618

Franchised Sbarro restaurants:
Opened during period                                                42         36          49         43         47
Acquired from (sold to) the Company
 during period                                                       -         (1)          1         (1)        (4)
Closed or terminated during period                                 (20)       (18)        (32)       (13)       (23)
                                                                   ---        ---         ---        ---        ---
Open at end of period                                              325        303         286        268        239

All Sbarro restaurants:
Opened during period (1)                                            49         49          73         68         75
Closed or terminated during period  (2)                            (62)       (34)        (41)       (33)       (31)
                                                                   ---        ---         ---        ---        ---
Open at end of period  (3)                                         927        939         924        892        857

Kiosks  (all franchised) open at end of year                         4          5           4          8          7


----------

(1) Excludes 4, 7, 7, 7 and 5 other concept units opened during the respective fiscal years.

(2) See Note (3) to "Selected Financial Data" in Item 6 of this Report for information with respect to charges in 2001, 1998 and 1997 relating to the closing and planned closing of certain Company-owned units.

(3) Excludes 37, 33, 26, 19 and 14 other concept units at the end of the respective fiscal years. Two of these units have been closed in fiscal 2002.

     TRADITIONAL QUICK SERVICE CONCEPT AND MENU
     ------------------------------------------

     Sbarro quick service restaurants are family oriented, offering quick, efficient, cafeteria and buffet style service designed to minimize customer waiting time and facilitate table turnover. The decor of a Sbarro restaurant incorporates a contemporary motif that blends with the characteristics of the surrounding area.

     As of December 30, 2001, there were 247 "in-line" Sbarro restaurants and 673 "food court" Sbarro quick service restaurants. In addition, franchisees operated seven freestanding Sbarro restaurants. "In-line" restaurants, which are self-contained restaurants, usually occupy between 1,500 and 3,000 square feet, contain the space and furniture to seat approximately 60 to 120 people and employ 10 to 40 persons, including part-time personnel. "Food court" restaurants are primarily located in areas of shopping malls designated exclusively for restaurant use and share a common dining area provided by the mall. These restaurants generally occupy between 500 and 1,000 square feet and contain only kitchen and service areas. They frequently have a more limited menu than an "in-line" restaurant and employ 6 to 30 persons, including part-time personnel.

     Sbarro restaurants are generally open seven days a week serving lunch, dinner and, in a limited number of locations, breakfast, with hours conforming to those of the major department stores or other large retailers in the mall or trade area in which they are located. Typically, mall restaurants are open to serve customers 10 to 12 hours a day, except on Sunday, when mall hours may be more limited. For Sbarro-owned restaurants open a full year, average sales in fiscal 2001 were $0.7 million for "in-line" restaurants and $0.5 million for "food court" restaurants.

     Sbarro restaurants feature a menu of popular Italian food, including pizza with a variety of toppings, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, cheesecake and other desserts. In addition to soft drinks, a limited number of the larger restaurants serve beer and wine.

     All of our entrees are prepared fresh daily in each restaurant according to special recipes developed by us. We place emphasis on serving generous portions of quality Italian-style food at attractive prices. Entree selections, excluding pizza, generally range in price from $2.79 to $7.99. We believe that pizza, which is sold predominantly by the slice, accounts for approximately 50% of Sbarro restaurant sales.

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

     RESTAURANT MANAGEMENT
     ---------------------

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

     FRANCHISE DEVELOPMENT
     ---------------------

     Growth in franchise operations occurs through the establishment of new Sbarro restaurants by new franchisees and existing franchisees who have multi-unit franchise agreements. We rely principally upon our reputation and the strength of our existing restaurants, as well as to participation in national franchise conventions, to attract new franchisees.

     As of December 30, 2001, we had 325 franchised Sbarro restaurants operated by 88 franchisees in 33 states of the United States as well as its territories and in 25 countries throughout the world. We are presently considering additional franchise opportunities in the United States and other countries. In certain instances, we have established franchise locations under territorial agreements in which we have granted, for specified time periods, exclusive rights to enter into franchise agreements for restaurant units in certain geographic areas (primarily foreign countries) or venues (primarily specified non-mall locations such as for certain toll roads or airports).

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

     We presently employ twelve management level individuals responsible for overseeing the operations of franchise units and for developing new units. These employees report to the President of our Franchising and Licensing Division.

     OTHER CONCEPTS
     --------------

     Since 1995, we have developed and established new restaurant concepts to provide growth opportunities that leverage our restaurant management and financial expertise. These concepts are operated either by us alone or through joint ventures with restaurateurs experienced in the particular food area. We are actively involved in the day-to-day operations of each venture. Our joint ventures and other wholly-owned concepts presently operate 35 restaurants. We intend to develop and expand the steakhouse joint venture locations. We are evaluating the continued development of the "Mama Sbarro" concept. We do not plan to open any additional restaurants for, and are evaluating the disposition of, the balance of the existing concepts. During fiscal 2001, we recorded charges to earnings of $10.6 million related to the impairment of property, equipment and other assets of certain of these concepts and the closing of two restaurants and certain conversion costs.

     The following is a summary of our existing internally operated and joint venture operated concepts:

     o We operate twelve moderately priced quick casual dining restaurants serving Italian food. The restaurants provide both quick-service and table service, with take-out service available, and generally cater to families. Prior to March 2001, when we acquired the ownership interest of our 20% partner in this venture in connection with the settlement of litigation against this partner, these locations were operated under either the "Umberto of New Hyde Park" or "Tony and Bruno's" names. Five of our six table service units currently operate under the name "Mama Sbarro." Our six quick service units operate in mall locations under the name "Umberto of New Hyde Park." During fiscal 2001, we determined that two proposed "Mama Sbarro" locations, with accumulated costs of approximately $1.1 million, would not be opened. These costs are included in the 2001 provision in our financial statements for restaurant closing costs. We recorded costs of approximately $0.2 million for the conversion of the "Umberto of New Hyde Park" and "Tony and Bruno" locations to "Mama Sbarro" units. In addition, the provision for asset impairment includes approximately $1.6 million in fiscal 2001 related to two "Mama Sbarro locations." We are planning to open additional table service non-mall sites of the Mama Sbarro concept in fiscal 2003.

     o We have a 40% interest in a joint venture that presently operates eight casual dining restaurants with a Rocky Mountain steakhouse motif under the name "Boulder Creek Steaks & Saloon." This venture also operates three fine dining steak restaurants under the names "Rothmann's Steakhouse" and "Burton & Doyle." We are planning to open additional sites of this concept.

     o We have a 70% interest in a joint venture formed to develop moderately priced, table service restaurants featuring an Italian Mediterranean menu. The venture presently operates one unit under the name "Salute" located in New York City. During 1997, this venture closed two restaurants, resulting in a $3.3 million before tax, or $2.0 million after tax, charge to our earnings. An additional $1.0 million charge to earnings before tax, or $0.6 million after tax, was recorded in 1999 when we subsequently agreed to absorb a portion of our joint venture partners' losses on these units upon their disposition. In early 2002, this venture closed another location with a minimal charge to earnings that was recorded in fiscal 2001.

     o We operate two moderately priced, table service restaurants featuring an Italian Mediterranean menu. One, which opened in the latter part of 2000 in Las Vegas, operates under the name "BICE Ristorante," and the other, which opened in mid-2001 in New York City, operates under the name "Medi." A third location, "Salute" (renamed from "The Grill on the Park") in New York City, which opened in late 2000, was closed in fiscal 2002. The provision for asset impairment and store closings includes approximately $7.7 million related to the BICE Las Vegas and Salute locations.

     o We have a 50% interest in a joint venture which, in June 1999, acquired two quick service Mexican style restaurants operating in strip centers under the names "Baja Grill" and "Waves."

     o We have a 25% interest in a joint venture formed in 1999 that has operated one seafood restaurant under the name "Vincent's Clam Bar."

     All of the other concept locations, except for four Umberto of New Hyde Park mall units and the BICE Ristorante restaurant in Las Vegas, are located in the New York City metropolitan area. We are continually evaluating the operating performance of these ventures to assess their continued feasibility and future growth potential. As noted above, we may seek to expand the "Mama Sbarro" and steakhouse concepts, but do not plan to open any additional restaurants for, and are evaluating the disposition of, the other existing concepts. There can be no assurance as to the performance of any of the other concept locations.

     All of our other concept locations presently operate through unrestricted subsidiaries which do not guarantee our Senior Notes and obligations under our Credit Agreement. As such, we have certain restrictions as to the financing we can provide to these new concepts and these entities are not subject to the restrictions contained in the Indenture and our Credit Agreement. Ventures in which we have a 50% or less interest are accounted for under the equity method of accounting.

     As of December 30, 2001, we had an aggregate investment in the form of advances to and property and equipment costs of these other concepts of approximately $30.0 million. The amount of our investment does not include guarantees of indebtedness, reimbursement obligations in respect of letters of credit in the aggregate amount of approximately $8.4 million and guarantees of certain real property lease obligations of these subsidiaries and other concepts in the approximate amount of $4.8 million. In addition, we have also sublet locations to, guaranteed all or portions of other concepts location leases and provided other credit enhancements for these joint ventures.

     EMPLOYEES
     ---------

     As of December 30, 2001, we employed approximately 6,600 persons, excluding employees of new concepts, of whom approximately 3,000 were full-time field and restaurant personnel, approximately 3,375 were part-time restaurant personnel and 225 were corporate administrative personnel. None of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory.

     COMPETITION
     -----------

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

     TRADEMARKS
     ----------

     Our Sbarro restaurants operate principally under the "Sbarro" and "Sbarro The Italian Eatery" trademarks. Our other concept locations operate under separate trademarks, including "Mama Sbarro" and "Boulder Creek." The trademarks are registered with the United States Patent and Trademark Office with no expiration date but must be renewed every ten years. Such registered service marks may continually be renewed for 10 year periods. We have also registered or filed applications to register "Sbarro" and "Sbarro The Italian Eatery" in several other countries. We believe that these marks continue to be materially important to our business. The joint ventures to which we are a party have also applied for United States trademarks covering trade names used by them.

     GOVERNMENTAL REGULATION
     -----------------------

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

     We are also subject to Federal Trade Commission (the "FTC") regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws require us to furnish to prospective franchisees a franchise offering circular containing prescribed information. We are currently registered to offer and sell franchises in six states and are currently exempt from the franchise registration requirements in five states based upon "large franchisor" exemptions, which are based upon our experience and meeting certain size tests, generally requiring a net worth of at least $5 to $15 million (depending on the state). The states in which we are registered, and a number of states in which we may franchise, require registration of a franchise offering circular or a filing with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time which provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise.

     Although alcoholic beverage sales are not emphasized in our Sbarro quick service restaurants, our new concepts serve alcoholic beverages and some of our larger restaurants serve beer and wine. Sales of beer and wine contributed less than 1% of our total revenues during fiscal 2001. We submitted timely applications where appropriate to amend our liquor license applications to reflect the going private transaction and have received approvals in all jurisdictions.

     We believe that we are in compliance in all material respects with the laws to which we are subject.

ITEM 2. PROPERTIES
        ----------

     All Sbarro restaurants are typically leased under ten-year leases that often do not include an option to renew the lease. We have historically been able to renew or extend leases on existing sites. As of December 30, 2001, we leased 595 restaurants, of which 23 were subleased to franchisees under terms which cover all of our obligations under the lease. The remaining franchisees directly lease their restaurant spaces. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts.

     Leases to which we were a party at December 30, 2001 have initial terms expiring as follows:


YEARS INITIAL LEASE                                   NUMBER OF SBARRO-       NUMBER OF FRANCHISED
TERMS EXPIRE                                          OWNED RESTAURANTS            RESTAURANTS
------------                                          -----------------            -----------
2002........................................                  42                        7
2003........................................                  62                        3
2004........................................                  49                        2
2005........................................                  62                        2
2006 .......................................                  46                        3
Thereafter..................................                 311                        6


     We own a four-story office building in Melville, New York having approximately 100,000 square feet and a cafeteria style restaurant operated by us. This building was purchased and renovated at a total cost of approximately $21.5 million. Approximately 73% of the rentable square feet is currently under lease to unaffiliated third parties. The remaining 27%, consisting of one floor of the building, is occupied by us as our principal executive offices. On March 3, 2000, we obtained a ten year, 8.4%, $16.0 million mortgage loan on this property.

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

     In addition, our other concepts own one facility and lease 35 facilities.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     Not applicable.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
        ---------------------------------------------------------------------

     As a result of the going private transaction in September 1999 our Common Stock is not publicly-held nor publicly traded. We currently have six shareholders of record. (See Item 12 "Security Ownership of Certain Beneficial Owners and Management.")

     During 2001 and 2000, we declared the following dividends to our shareholders as distributions pursuant to a Tax Payment Agreement with our shareholders to enable them to pay income taxes imposed upon them as a result of our election to be taxed under the provisions of Subchapter S of the Internal Revenue on their pro-rata share of our taxable income (see Item 13, "Certain Relationships and Related Transactions - Tax Payment Agreement) or as general dividends:

                            AMOUNT
     FISCAL 2001           PER SHARE         TOTAL              TYPE
     -----------           ---------         -----              ----

     January 15, 2001        $0.50        $3,560,613      Tax Distribution
     April 12, 2001           0.71         5,000,000      General Dividend
     April 15, 2001           0.57         4,003,154      Tax Distribution

     FISCAL 2000
     -----------

     March 15, 2000          $2.548      $18,000,000      General Dividend
     April 17, 2000           0.072          511,156      Tax Distribution
     June 13, 2000            0.457        3,229,743      Tax Distribution
     September 15, 2000       0.009           59,096      Tax Distribution
     December 15, 2000        0.046          327,870      General Dividend

All tax distributions paid in 2001 related to 2000 tax basis earnings. In addition, on January 15, 2002, we declared dividends to our shareholders of $0.44 per share (a total of $3,125,000) as a tax distribution.

     The Indenture under which our Senior Notes are issued and our Credit Agreement contain various covenants that may limit our ability to make "restricted payments" including, among other things, dividend payments (other than as distributions pursuant to the Tax Payment Agreement). Under the terms of the Indenture, we currently are not permitted to make "restricted payments" other than distributions pursuant to the Tax Payment Agreement. Our ability to make future dividend payments (in addition to distributions pursuant to the Tax Payment Agreement) and other restricted payments will depend upon our future profitability and having, at the time of declaration of the dividend, a consolidated interest ratio coverage (as defined in the Indenture), after giving pro forma effect to the restricted payments, for the four most recently ended fiscal quarters of at least 2.0 to 1.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

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


                                                                          FISCAL YEAR
                                                                    (DOLLARS IN THOUSANDS)

                                                  2001          2000         1999        1998(1)       1997
                                                  ----          ----         ----        -------       ----
SYSTEM-WIDE SALES (UNAUDITED)                   $ 570,609    $ 569,260    $ 543,219    $ 524,572    $ 473,716
                                                =========    =========    =========    =========    =========
INCOME STATEMENT DATA:
Revenues:
  Restaurant sales                              $ 372,673    $ 382,365    $ 375,514    $ 370,101    $ 344,190
  Franchise related income                         10,286       11,231        8,688        8,284        7,175
  Real estate and other                             5,756        5,812        5,495        3,402        1,764
                                                ---------    ---------    ---------    ---------    ---------
    Total revenues                                388,715      399,408      389,697      381,787      353,129

Costs and expenses:
  Restaurant operating expenses:
    Costs of food and paper products               74,614       74,405       75,956       78,603       70,994
    Payroll and other employee benefits           103,828      101,553       97,336       93,338       85,021
    Other operating costs                         116,581      114,122      108,599      102,927       94,468
  Depreciation and amortization (2)                30,375       29,039       25,712       22,784       24,357
  General and administrative costs                 29,472       30,882       28,854       23,999       21,241
  Provision for asset impairment, restaurant
    closings and other charges (3)(4)              18,224           --        1,013        2,515        3,300
  Terminated transaction costs (5)                     --           --           --          986           --
  Litigation settlement and related costs (6)          --           --           --        3,544           --
  Loss on land to be sold (7)                          --           --           --        1,075           --
                                                ---------    ---------    ---------    ---------    ---------
    Total costs and expenses                      373,094      350,001      337,470      329,771      299,381

Operating income before minority interest          15,621       49,407       52,227       52,016       53,748

Minority interest                                      (1)         (46)         266         (101)         208
                                                ---------    ---------    ---------    ---------    ---------

Operating income                                   15,620       49,361       52,493       51,915       53,956
                                                ---------    ---------    ---------    ---------    ---------
Other (expense) income:
  Interest expense                                (30,950)     (30,243)      (7,899)          --           --
  Interest income (8)                                 756          949        3,828        5,120        4,352
  Equity in net income (loss) of
    unconsolidated affiliates                         310          303          423         (296)        (111)
                                                ---------    ---------    ---------    ---------    ---------

    Net other (expense) income                    (29,884)     (28,991)      (3,648)       4,824        4,241
                                                ---------    ---------    ---------    ---------    ---------



(Loss) income before income taxes and
  cumulative effect of change in method of
  accounting for start-up costs                   (14,264)      20,370       48,845       56,739       58,197
Income taxes (credit) (9)                             325       (5,075)      19,322       21,547       22,115
                                                ---------    ---------    ---------    ---------    ---------
(Loss) income before cumulative effect of
  change in method of accounting for start-up
  costs                                           (14,589)      25,445       29,523       35,192       36,082
Cumulative effect of change in method of
accounting for start-up costs, net of income
taxes of $504                                          --           --           --         (858)          --
                                                ---------    --------     --------     --------     --------

Net (loss) income                               $ (14,589)   $ 25,445     $ 29,523     $ 34,334     $ 36,082
                                                =========    ========     ========     ========     ========


                                                  2001          2000         1999        1998(1)       1997
                                                  ----          ----         ----        -------       ----
                                                                    (DOLLARS IN THOUSANDS)
OTHER FINANCIAL AND RESTAURANT DATA:
Net cash provided by
  operating activities (10)                     $  34,812     $ 48,329     $  62,282    $  59,199    $  61,939
Net cash used in
  investing activities (10)                       (22,453)     (31,158)      (25,227)     (20,661)     (27,020)
Net cash used in
  financing activities (10)                       (17,726)      (8,606)     (158,356)      (3,377)     (20,012)

EBITDA (11)                                        46,306       78,703        78,628       74,403       78,202

EBITDA margin (11)                                   11.9%        19.7%         20.2%        19.5%        22.1%

Capital expenditures (12)                       $  22,528     $  31,193    $  25,282    $  28,213    $  29,758
Ratio of earnings to fixed charges (13)               0.7x          1.4x         2.6x         3.8x         4.1x

Number of restaurants at end of period:
  Company-owned (14)                                  602          636           638          624          618
  Franchised                                          325          303           286          268          239
                                                      ---          ---           ---          ---          ---
    Total number of restaurants                       927          939           924          892          857
                                                      ===          ===           ===          ===          ===


                                                  2001          2000         1999        1998(1)       1997
                                                  ----          ----         ----        -------       ----
                                                                   (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                                    $ 404,762    $ 428,555     $ 417,543    $ 308,251    $ 278,811
Working capital (deficiency)                        4,614       10,293        (1,935)     126,619       93,464

Total long-term obligations                       276,197      274,269       263,090       14,902       17,270
Shareholders' equity                               86,444      113,597       110,280      256,918      220,439


----------

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

(2) Includes amortization of the excess purchase price over the book value of assets acquired as a result of the 1999 going private transaction on September 28, 2000 of $5.4 million, $5.0 million and $2.0 million in fiscal 2001, 2000 and 1999, respectively. In fiscal 2000, we finalized our allocation of the purchase price from the going private transaction based on an evaluation of our net assets at September 29, 1999 resulting in lower annual amortization expense than originally estimated. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Our goodwill and intangible assets with indefinite lives aggregated $205.2 million, net of accumulated amortization, at December 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will adopt SFAS No. 142 effective for fiscal 2002. The Company's earnings were charged with $5.4 million, $5.0 million and $2.0 million in fiscal 2001, 2000 and 1999, respectively, for the amortization of goodwill and intangible assets with indefinite lives. Under SFAS No. 142, we will not incur similar charges commencing in fiscal 2002. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Our initial evaluations of impairment are expected to be completed by the end of the first quarter of fiscal 2002.

(3) Fiscal 2001 represents a provision for asset impairment ($5.5 million), restaurant closings ($11.7 million) and other charges ($1.0 million) relating to the Sbarro restaurants and other concept locations.

(4) Fiscal 1999, 1998 and 1997 represent provisions of (a) a special allocation of losses in fiscal 1999 which arose as a result of the final disposition of two joint venture unit closings recorded in 1997, (b) $2.5 million for the closing of 20 restaurants in fiscal 1998 and (c) $3.3 million for the closing of two joint venture units in fiscal 1997.

(5) Represents a charge for costs associated with the termination of a prior going private proposal by the Sbarro family.

(6)  Represents a charge in connection with the settlement of a lawsuit.

(7) Represents a write-down of the carrying cost on a parcel of undeveloped land that we own.

(8) We used substantially all of our available cash on September 28, 1999 in order to fund the going private transaction. We will not realize the level of interest income as we had prior thereto unless and until we rebuild our cash position.

(9) A credit of $5.6 million was recorded in 2000 to write-off deferred income taxes as a result of electing to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning in fiscal 2000. For a discussion of the distributions that we are permitted to make to our shareholders to pay taxes on our income, see "Certain Relationships and Related Transactions - Tax Payment Agreement" in Item 13 of this report.

(10) For a more detailed presentation of our cash flow data, see our audited consolidated financial statements and related notes included in Item 8 of this Report. In 2000, net cash provided by operating activities before the change in deferred taxes caused by the conversion to Subchapter S status and the change in accrued interest payable was $53.3 million. In 1999, net cash provided by operating activities before the change in accrued interest payable was $54.8 million.

(11) EBITDA represents earnings before cumulative effect of change in accounting method, interest income, interest expense, taxes, depreciation and amortization. EBITDA includes the effect of the unusual charges included in notes 3, 4, 5 and 6 above. EBITDA margin represents EBITDA divided by total revenues. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Rather, EBITDA is presented because it is a widely accepted supplemental financial measure, and we believe that it provides relevant and useful information. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

(12) The following amounts related to the construction of the building in which our headquarters are located, which opened in late 1998, are included as capital expenditures: $5.0 million in fiscal 1997, $4.8 million in fiscal 1998, $1.6 million in fiscal 1999 and $0.4 million in fiscal 2000.

(13) The ratio of earnings to fixed charges has been determined by dividing the total fixed charges into the sum of income before income taxes, cumulative effect of change in method of accounting for start-up costs, minority interests, equity in net income (loss) of unconsolidated affiliates and fixed charges. Fixed charges consist of interest expense and one-third of rental expense, which we deem to be a reasonable approximation of the interest factor of this expense.

(14) Excludes 37, 33, 26, 19 and 14 for other concept units that were open at the end of fiscal 2001, 2000, 1999, 1998 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other data and information appearing elsewhere in this report.

RESULTS OF OPERATIONS

     Our fiscal year ends on the Sunday nearest to December 31. Each of fiscal 2001, 2000 and 1999 consisted of 52 weeks. The going private transaction, including the purchase price allocation and certain other related transactions described in the notes to the consolidated financial statements, affect the comparability of the interest income, depreciation and amortization, interest expense and income tax line items in our consolidated statements of operations for fiscal 2000 as compared to fiscal 1999 discussed below. Our loss of $14.6 million in fiscal 2001 includes charges of $18.2 million for a provision for asset impairment, restaurant closings and other charges discussed below.

     One high volume Sbarro-owned quick service unit was destroyed in the September 11, 2001 attack on the World Trade Center in New York City. In addition, a number of airports were closed due to the events of September 11 causing airport Sbarro-owned and franchise units to close and a number of downtown locations experienced reduced sales. We have made claims under our business interruption insurance policies with respect thereto. We are fully insured for the cost of the assets destroyed at the Company location. The estimated amount of the expected recovery is included in accounts receivable as of December 30, 2001. In addition, we expect to recover lost income from our business interruption insurance coverage but, under applicable accounting principles, have not reflected any estimated recoveries in our financial statements.

FISCAL 2001 COMPARED TO FISCAL 2000

     Our consolidated EBITDA for the fiscal year ended December 30, 2001 (including the charges reflected above) was $46.3 million and our EBITDA margin was 11.9%, compared to $78.7 million and 19.7%, respectively, for the fiscal year ended December 31, 2000. EBITDA represents earnings before cumulative effect of change in accounting method, interest income, interest expense, taxes, depreciation and amortization. EBITDA margin represents EBITDA divided by total revenues. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Rather, EBITDA is presented because it is a widely accepted supplemental financial measure, and we believe that it provides relevant and useful information. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

     Restaurant sales from Sbarro-owned quick service units and consolidated other concept units decreased by $9.7 million, or 2.5%, to $372.7 million for fiscal 2001 from $382.4 million in fiscal 2000. Sales increases in consolidated other concept units of $4.0 million were offset by a $13.7 million decline in sales from quick service units. Sales at both Sbarro quick service and some of our consolidated other concept locations for fiscal 2001 have been adversely impacted by the general economic downturn and were further affected by the events of September 11, 2001. During fiscal 2001, we closed 34 more units than we opened which resulted in a net sales reduction of approximately $1.2 million. Revenues from new quick service units did not offset the loss of revenues from quick service units closed since the beginning of fiscal 2000. The units closed since the beginning of fiscal 2000, with the exception of our high volume owned unit destroyed in the collapse of the World Trade Center on September 11, 2001 and the one high volume unit closed in fiscal 2000 and replaced in fiscal 2001, were generally low volume units that did not have a material impact on our results of operations. Following the events of September 11, a number of airport and other, principally downtown, locations were closed for a period of time, and those locations, as well as a number of other downtown locations, experienced a prolonged period of reduced sales. These units had sales of $8.7 million for the period from September 11, 2001 through the end of fiscal 2001 compared to $11.2 million for the similar period in fiscal 2000.

     Comparable Sbarro quick service unit sales decreased 2.1% to $321.0 million in fiscal 2001. Comparable Sbarro quick service unit sales levels that, as noted above, had already been affected by the decrease in mall traffic related to the general economic downturn in the United States, were negatively affected after the tragedy of September 11. In late March 2001 and mid June 2001, we implemented price increases of 0.7% and 3.3%, respectively. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal year.

     Excluding approximately $0.3 million related to the termination of an area development agreement in Egypt recognized during fiscal 2001 and $1.5 million of termination fees related to our development agreement and the closing of all Sbarro locations in Japan recognized in fiscal 2000, franchise related income increased 2.8% to $10.0 million for the fiscal year ended December 30, 2001 from $9.7 million for the fiscal year ended December 31, 2000. The increase resulted from greater continuing royalties due to a higher number of franchise units in operation in the current fiscal year offset, in large part, by decreases in royalties from locations in operation during all of fiscal 2001 and 2000. Franchises, both domestically and internationally, were also affected by the general economy and the events of September 11.

     Real estate and other revenues decreased $56,000 for the fiscal year ended December 30, 2001 from fiscal 2000 primarily due to decreases in certain vendor rebates.

     Cost of food and paper products as a percentage of restaurant sales increased to 20.0% for fiscal 2001 from 19.5% in the 2000 fiscal year. The increase in fiscal 2001 relates primarily to higher average cheese prices ($2.7 million), increased distribution fees ($0.5 million) and the reduced level of sales. Cheese prices to date in fiscal 2002 are lower than those experienced at the comparable point in time in fiscal 2001 and significantly lower than the average price for all of fiscal 2001.

     Payroll and other benefits increased to 27.9% of restaurant sales for the year ended December 30, 2001 from 26.6% of restaurant sales for the year ended December 31, 2000. The increase was primarily due to the reduced level of sales and tight labor market that was experienced into the third quarter of fiscal 2001 that had increased wages and salaries and the associated amounts paid for payroll taxes. Since then, we have seen an abatement of these pressures as a result of the continuing economic slowdown. In addition, we took steps to reduce payroll expenses during late fiscal 2001 and have seen a reduction of those costs in the early part of fiscal 2002.

     Other operating expenses increased to 31.3% of restaurant sales for fiscal 2001 from 29.8% for fiscal 2000 primarily due to increases in rent, utilities and other occupancy related expenses and the reduced level of sales.

     During fiscal 2001, we recorded a provision for asset impairment, restaurant closings and other charges of $18.2 million. Of that provision, (a) $5.5 million was for property and equipment asset impairment, including $3.6 million related to our other concepts, (b) $11.7 million was for restaurant closings, including $6.7 million for our other concepts and $0.2 million for the cost of the conversion of our Umberto and Tony & Bruno locations to our Mama Sbarro concept and (c) $1.0 million was for other charges. In early 2002, we closed two of other concept locations for which amounts were included in the provision.

     Depreciation and amortization expense increased by $1.3 million for fiscal 2001 from fiscal 2000. Depreciation and amortization expense included $5.4 million and $5.0 million in fiscal 2001 and 2000, respectively, for the amortization of the excess of the purchase price over the cost of net assets acquired in connection with the completion of the going private transaction on September 28, 1999. The finalization of the purchase price allocation in fiscal 2000 resulted in a reduction of the originally estimated amounts in fiscal 2000 while fiscal 2001 represents a full year of such amortization. Under SFAS No. 142, "Goodwill and Other Intangible Assets," commencing in fiscal 2002 we will no longer amortize goodwill and intangible assets with indefinite lives (for which our earnings were charged $5.4 million and $5.0 million in fiscal 2001 and fiscal 2000, respectively) but instead we will review those assets annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. With respect to goodwill and intangible assets (trademarks and tradenames) acquired prior to July 1, 2001 ($205.2 million, net of accumulated amortization, at December 30, 2001), we will adopt SFAS 142 effective with fiscal 2002. Our initial evaluations of impairment are expected to be completed by the end of the first quarter of fiscal 2002. We do not believe an impairment, if any, will be material.

     General and administrative expenses were $29.5 million, or 7.6% of total revenues, for fiscal 2001 compared to $30.9 million, or 7.7% of total revenues, for fiscal 2000. General and administrative costs for fiscal 2001 reflect decreases in field management costs, a reduction in corporate staff costs due to a cost containment program which we implemented beginning in the fourth quarter of fiscal 2001 and lower costs related to litigation contingencies offset, in part, by a decrease in the amount of overhead capitalized in connection with capital projects due to the reduced number of new unit openings.

     Minority interest represents the share of the minority holders' interests in the combined operations or loss in each period of the fiscal years being reported of the joint ventures in which we have a majority interest. In early fiscal 2002, we closed one of the two locations which are included in the calculation of the minority interest with a minimal charge to earnings that was recorded in fiscal 2001.

     Interest expense of $31.0 million and $30.2 million for fiscal 2001 and 2000, respectively, relate to the 11%, $255.0 million Senior Notes issued to finance our going private transaction, the 8.4%, $16.0 million mortgage loan on our corporate headquarters and fees for the unused borrowing capacity under our Credit Agreement. Of these amounts, $1.5 million in each of 2001 and 2000 represented non-cash charges for the accretion of the original issue discount on our Senior Notes and the amortization of deferred financing costs on the Senior Notes, Credit Agreement and the mortgage loan. The increase in interest expense was due to the full period impact in fiscal 2001 of the mortgage loan, which was entered into in March 2000.

     Interest income was approximately $0.8 million for fiscal 2001 and $0.9 million for fiscal 2000. Interest income in fiscal 2001 was affected by reduced availability of cash for investment and lower interest rates.

     Equity in the net income of unconsolidated affiliates represents our share of earnings and losses in those new concepts in which the company has a 50% or less ownership interest. We have determined that we will continue to develop and expand the steakhouse joint venture locations but are evaluating the disposition of the other concepts in which we have a 50% or less ownership interest.

     We elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense of $0.3 million and $0.5 million for fiscal 2001 and 2000, respectively, represents taxes owed to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income. As required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," we recognized a $5.6 million credit associated with the reversal of our deferred tax liabilities upon our conversion to S corporation status in the first quarter of fiscal 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

     Our consolidated EBITDA for the fiscal year ended December 31, 2000 was $78.7 million and our EBITDA margin was 19.7%, compared to $78.6 million and 20.2%, respectively, for the fiscal year ended January 2, 2000.

     Restaurant sales from Sbarro-owned quick service units and consolidated new concept units increased by $6.9 million, or 1.8%, to $382.4 million for fiscal 2000 from $375.5 million in fiscal 1999. Sales from new concept units contributed $5.1 million of the increase in restaurant sales. However, the revenues from new quick service units did not offset the loss of revenues from closed quick service units as we closed two more units than we opened in 2000, including two high volume units (one of which is being replaced in fiscal 2001). No material price increases were implemented in fiscal 2000. Comparable Sbarro quick service unit sales increased 0.2% during fiscal 2000. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal year.

     Franchise related income increased 29.3% to $11.2 million for the fiscal year ended December 31, 2000 from $8.7 million for the fiscal year ended January 2, 2000. The increase resulted from greater continuing royalties due to a higher number of franchise units in operation, higher area development and higher initial franchise fees in fiscal 2000 than in fiscal 1999, particularly from international markets, and approximately $1.5 million recognized in fiscal 2000 related to the termination of our development agreement and the closing of all Sbarro locations in Japan. In fiscal 2000, we entered into area development agreements in specific domestic and international venues and markets with two major food service operators. To date, these arrangements have not produced expected revenues.

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

     Payroll and other employee benefits increased to 26.6% of restaurant sales for the year ended December 31 2000 from 25.9% of restaurant sales in the year ended January 2, 2000. This increase was primarily due to a tight labor market, resulting in pressures on wages and salaries and associated increases in amounts paid for payroll taxes.

     Other operating expenses increased to 29.8% for fiscal 2000 from 28.9% of restaurant sales for fiscal 1999 primarily due to increases in rent, utility and other occupancy related expenses.

     Depreciation and amortization expense increased by $3.3 million for fiscal 2000 over fiscal 1999. Depreciation and amortization expense included $4.8 and $2.0 million in fiscal 2000 and 1999, respectively, for amortization of the excess of the purchase price over the cost of net assets acquired in connection with the completion of the going private transaction on September 28, 1999 representing a full year in 2000 compared to three months in 1999. In fiscal 2000, we finalized our allocation of the purchase price from the going private transaction based on an evaluation of our net assets at September 29, 1999 resulting in lower annual amortization expense than originally estimated.

     General and administrative costs were $30.9 million, or 7.7% of total revenues, for fiscal 2000, compared to $28.9 million, or 7.4% of total revenues, for fiscal 1999. These increases were primarily due to higher payroll costs, costs incurred in expanding franchise and new concept operations and increases in various professional fees, including litigation expenses. These expenses include the cost of operating our corporate headquarters building.

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

     We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. As required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," we recognized a $5.6 million credit associated with the reversal of our deferred tax liabilities upon conversion to S corporation status in the first quarter of fiscal 2000. Under the provisions of Subchapter S, substantially all taxes on our income is now paid by our shareholders rather than us. Our tax expense for the fiscal 2000 included $0.5 million for taxes owed to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income.

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

SEASONALITY

     Our business is subject to seasonal fluctuations, and the effects of weather and economic conditions. Earnings have been highest in our fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. Historically, the fourth fiscal quarter had accounted for approximately 40% of annual operating net income before the effect of additional amortization associated with the going private transaction ("adjusted operating income") and fluctuates due to the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter. Adjusted operating income for the fourth quarter of 2001 and 2000 were approximately 24% and 40%, respectively, of adjusted operating income for the respective fiscal year. The lower percentage of adjusted operating income for the fourth quarter of fiscal 2001 reflect the adverse impact of the general economic downturn and the effect of the events of September 11, 2001

ACCOUNTING PERIOD

     Our fiscal year ends on the Sunday nearest to December 31. All reported fiscal years contained 52 weeks. Fiscal 2002 will also contain 52 weeks.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in our joint ventures through cash generated from operations. At December 30, 2001, we had unrestricted cash and cash equivalents of $37.0 million and working capital of $4.6 million compared to unrestricted cash and cash equivalents of $42.3 million and working capital of $10.3 million as of December 31, 2000.

     As part of the going private transaction, we sold $255.0 million of 11% Senior Notes (at a price of 98.514% of par to yield 11.25% per annum), the net proceeds of which, together with substantially all of our then existing cash, was used to finance the transaction, and entered into a $30.0 million Credit Agreement. At December 30, 2001 and March 15, 2002, we had $27.0 million and $27.3 million of undrawn availability under our Credit Agreement, net of outstanding letters of credit and guarantees of reimbursement obligations aggregating approximately $3.0 and $2.7 million, respectively. We were in compliance with the various covenants in the Indenture for the Senior Notes and the Mortgage as of December 30, 2001. We have received a waiver of compliance for fiscal 2001 from certain ratios required to be maintained under our credit agreement at year end and an amendment to certain annual ratios required for fiscal 2002 and fiscal 2003. As amended, the Credit Agreement requires that we maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (in each case with the guaranteeing subsidiaries) of at least 1.25 to 1.0 through December 28, 2002, 1.90 to 1.0 beginning December 29, 2002 and 2.0 to
1.0 beginning December 28, 2003. We are also required to maintain a ratio of consolidated senior debt to consolidated EBITDA (in each case with the guaranteeing subsidiaries) of 7.25 to 1 through December 28, 2002, 4.7 to 1.0 beginning December 29, 2002 and 4.5 to 1.0 beginning December 28, 2003. We anticipate being in compliance with the revised ratios.

     Net cash provided by operating activities was $34.8 million and $48.3 million for the fiscal years ended December 30, 2001 and December 31, 2000, respectively. The $13.5 million reduction was primarily due to a reduction in operating income, before the provision for asset impairment, restaurant closings and other charges, of $15.5 million. Net cash provided by operating activities before the change in accrued interest payable and the reversal of deferred tax liabilities in 2000 upon conversion to Subchapter S status was $53.5 million for fiscal 2000.

     Net cash used in investing activities primarily relates to capital expenditures, including investments made by our consolidated other concepts. Net cash used in investing activities was $22.5 million for 2001 compared to $31.2 million for 2000.

     Net cash used in financing activities was $17.7 million for the fiscal year ended December 30, 2001 compared to $8.6 million for the fiscal year ended December 31, 2000. Cash used in financing activities for fiscal 2001 resulted primarily from $12.6 million of distributions to shareholders, including tax distributions of $7.6 million (see below), $4.0 million of loans to our shareholders, net of $2.7 of repayments of certain loans, and the purchase of the 20% interest in the Umberto of New Hyde Park concept in settlement of litigation for $1.0 million. Cash used in financing activities for fiscal 2000 resulted primarily from $22.1 million of distributions to shareholders, including tax distributions of $3.8 million (see below), and a $2.0 million loan to our Chairman, President and CEO offset, in part, by $15.6 million of net proceeds from a $16.0 million 8.4% ten year loan secured by a mortgage on our corporate headquarters.

     In March 2000, we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders. We and our shareholders had a tax liability of approximately 46% of our taxable income in both 2001 and 2000. Despite our book loss, our shareholders are expected to have taxable income in fiscal 2001 resulting from differences in the book and tax treatments of the provision for asset impairment, the non-deductability of goodwill for tax purposes and significant differences in book and tax depreciation. The 46% tax rate is higher than our historical effective tax rate prior to 2000 due to (i) differences in tax rates between individual and corporate taxpayers, (ii) the timing differences previously accounted for as deferred taxes in our financial statements (which deferred taxes were eliminated upon our conversion to S corporation status) and
(iii) the effect of double taxation (once on us for our taxable income and once on our shareholders for dividends received from us) in those state and local jurisdictions that do not recognize S corporation status. The Indenture for the Senior Notes and the Credit Agreement permit us to make distributions to shareholders to provide funds to them for their payments of taxes on our earnings. We made tax distributions of $3.8 million in fiscal 2000, $7.6 million in fiscal 2001 (all for fiscal 2000) and $3.1 million in January 2002 related to 2001 tax basis earnings. We do not expect to make additional tax distributions in 2002 related to 2001 earnings.

     We incur annual cash interest expense of approximately $29.7 million under the Senior Notes and mortgage loan and may incur additional interest expense for borrowings under our Credit Agreement. In addition to debt service, we expect that our other liquidity needs will relate to capital expenditures, working capital, investments in other ventures, distributions to shareholders as permitted under the Indenture for the Senior Notes and the Credit Agreement and general corporate purposes. We believe that aggregate restaurant capital expenditures and our investments in joint ventures during the next twelve months will be significantly lower than levels in fiscal 2001 ($22.5 million) due to reduced levels of capital expenditures proposed for our consolidated other concepts. Unpaid capital expenditure commitments aggregated approximately $1.4 million at December 30, 2001.

     We expect our primary sources of liquidity to meet these needs will be cash flow from operations and availability under our Credit Agreement.

     Under the Indenture under which our Senior Notes are issued, there are various covenants that limit our ability to borrow funds in addition to lending arrangements that existed at the date of the going private transactions and replacements of those arrangements, to make "restricted payments" including, among other things, dividend payments (other than as distributions pursuant to the Tax Payment Agreement), and to make investments in, among other things, unrestricted subsidiaries. Among other covenants, the Indenture requires that, in order for us to borrow (except under specifically permitted arrangements, such as up to $75.0 million of revolving credit loans), our consolidated interest ratio coverage (as defined in the Indenture), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters must be at least 2.5 to 1. In order to make restricted payments, our ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment. As of December 30, 2001, that ratio was 2.03 to 1. As a result, we are not presently able to borrow funds other than specifically permitted indebtedness, including up to $75.0 million of revolving credit loans.

     Our contractual obligations with respect to both our and the other concepts (both those in which we have a majority or minority interest) are as follows:


                                                                           DUE BY PERIOD
                                                     ----------------------------------------------------------
                                                                                                     AFTER 5
CONTRACTUAL OBLIGATIONS                  TOTAL         1 YEAR       1 - 3 YEARS     4 - 5 YEARS       YEARS
-----------------------                  -----         ------       -----------     -----------       -----
                                                                           (IN MILLIONS)
Senior Notes (1)                       $   255.0     $     -0-     $      -0-       $      -0-      $    255.0
Mortgage Loan (2)                      $    15.8     $     0.1     $      0.3       $      0.3      $     15.2
Credit Agreement (3)                   $     -0-     $     -0-     $      -0-       $      -0-      $      -0-
Standby Letters of Credit (4)          $     3.0     $     -0-     $      -0-       $      0.1      $      2.9
Guarantees (5)                         $     7.0     $     2.0     $      0.1       $      -0-      $      4.9
Operating Leases (6)                   $   590.9     $     7.8     $    147.4       $    134.1      $    231.6


(1) There are no principal repayment obligations under the Senior Note until September 2009.
(2) Payable in monthly installments of principal and interest of $0.1 million. Table includes only principal portion of the installment payments.
(3) The Credit Agreement enables us to borrow, from time to time, up to $30.0 million, net of outstanding letters of credit issued pursuant to a $10.0 million subfacility therefor under the Credit Agreement. No repayments are required under the Credit Agreement until September 2004. There are currently no amounts outstanding under the Credit Agreement. However, of the $3.0 million of letters of credit reflected below, $2.7 million reduces our availability under such Credit Agreement.
(4) Represents our maximum reimbursement obligations to the issuer of the letter of credit in the event the letter of credit is drawn upon. The letters of credit generally are issued instead of cash security deposits under leases or to guarantee construction costs for Sbarro or other concept locations. With the exception of one standby letter of credit for one of our other concept locations that guarantees the payment of construction costs, all the standby letters of credit are annually renewable through the expiration of the related lease terms.
(5) Represents our portion of the borrowings of our steakhouse joint venture, in which we have a minority interest. Our obligation under the guaranty is several so that we are potentially responsible only for our share of the debt. Our potential share is shown in the above table.
(6) Includes operating leases subleased by us to franchisees and operating leases for which we guarantee the obligations for certain of our other concept locations.

     Except for the foregoing, we have no off-balance sheet contractual arrangements. We have no unconditional purchase obligations except that, at December 30, 2001, we were a party to contracts aggregating $7.0 million with respect to the construction of restaurants (of which approximately $1.4 million remained to be paid thereunder). Historically, we have not purchased or entered into interest rate swaps or future, forward, option or other instruments designed to hedge against changes in interest rates, the price of commodities we purchase or the value of foreign currencies.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 have, since July 1, 2001, applied to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will adopt SFAS No. 142 effective December 31, 2001. The provisions of SFAS No. 142 that we will adopt effective December 31, 2001 will result in a reduction of approximately $5.4 million in annual amortization of intangible assets. Our initial evaluations of impairment are expected to be completed by the end of the first quarter of fiscal 2002.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. We have adopted SFAS No. 143 in fiscal 2002. SFAS No. 143 is not expected to have a material effect on our operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement supersedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Infrequently Occurring Events and Transactions." This Statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The adoption of SFAS 144 is not expected to have a material impact as we will continue to assess impairment of the assets of our restaurants as we have in the past.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS
------------------------------------------

     Accounting policies whose application may have a significant effect on our reported results of operations and financial position and that can require judgments by management that can affect their application, include SFAS No. 5, "Accounting for Contingencies," and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 5 requires management judgments regarding the probability and estimated amount of possible future contingent liabilities, especially, in our case, legal matters. SFAS No. 121 requires judgments regarding future operating or disposition plans for marginally performing assets. The application of both of these policies has affected the amount and timing of charges to operating results that have been significant in recent years. In the past we have made, and we intend in the future to make, decisions regarding legal matters based on the status of the matter and our best estimate of the outcome (we expense defense costs as incurred) and regarding our long-lived assets based on our business judgment of when to close underperforming units. We will be required to periodically assess, under SFAS 142, "Goodwill and Other Intangible Assets," the impairment of goodwill and intangible asset acquired prior to July 1, 2001 ($205.2 million, net of accumulated amortization, at December 30, 2001). Our initial evaluations of impairment are expected to be completed by the end of the first quarter of fiscal 2002. Any such impairment would affect our earnings but, since any charge to earnings would be a non-cash charge, would not affect our cash flow. We do not believe an impairment, if any, will be material.

ITEM 7-A. QUALITATIVE AND QUANTITATIVE DISCLOSURES
          ----------------------------------------
          OF MARKET RISK
          --------------

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

     Future borrowings under our credit facility (none are currently outstanding) will be at rates that float with the market and, therefore, will be subject to fluctuations in interest rates. Our $255.0 Senior Notes bear a fixed interest rate of 11.0%. However, we do not expect to enter into any interest rate swaps or other instruments to hedge interest rates on borrowings under our credit facility for Senior Notes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

     To Sbarro, Inc.:


     We have audited the accompanying consolidated balance sheets of Sbarro, Inc. (a New York corporation) and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sbarro, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States.


                                        /s/ Arthur Andersen LLP

     New York, New York
     March 21, 2002

                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                    DECEMBER 30, 2001   DECEMBER 31, 2000
                                                                    -----------------   -----------------
                                                                       (IN THOUSANDS EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents                                              $ 36,952           $ 42,319
  Restricted cash for untendered shares (Note 2)                               45                153
  Receivables, net of allowance for doubtful accounts of                 $    175
    in 2001 and $211 in 2000
    Franchise                                                               2,162              1,350
    Other                                                                   2,797              1,554
                                                                         --------           --------
                                                                            4,959              2,904

  Inventories                                                               3,537              3,531
  Prepaid expenses                                                          1,242                999
                                                                         --------           --------
     Total current assets                                                  46,735             49,906

  Property and equipment, net (Note 5)                                    132,303            152,468

Intangible assets:
  Trademarks and tradenames, net
    (Notes 2 and 6)                                                       195,916            201,044
  Deferred financing costs and other,
    net (Notes 2 and 6)                                                    16,911             17,008

  Loans receivable from officers (Note 11)                                  6,032              2,000

  Other assets                                                              6,865              6,129
                                                                         --------           --------
                                                                         $404,762           $428,555
                                                                         ========           ========


                          SBARRO, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                    DECEMBER 30, 2001   DECEMBER 31, 2000
                                                                    -----------------   -----------------
                                                                       (IN THOUSANDS EXCEPT SHARE DATA)
Current liabilities:
  Amounts due for untendered shares (Note 2)                              $    45           $    153
  Accounts payable                                                          9,107             10,284
  Accrued expenses (Note 7)                                                24,648             20,865
  Accrued interest payable (Note 9)                                         8,181              8,181
  Current portion of mortgage payable (Note 9)                                140                130
                                                                          --------           --------
     Total current liabilities                                             42,121             39,613

Deferred rent                                                               8,479              7,867

Long-term debt, net of original issue
  discount  (Note 9)                                                      267,718            267,478

Commitments and contingencies (Note 10)

Shareholders' equity (Notes 2 and 13):
  Preferred stock, $1 par value; authorized 1,000,000 shares;
    none issued                                                                --                 --
  Common stock, $.01 par value; authorized 40,000,000 shares;
    issued and outstanding 7,064,328 shares at December 30,
    2001 and December 31, 2000                                                 71                 71
  Additional paid-in capital                                                   10                 10
  Retained earnings                                                         86,363            113,516
                                                                          --------           --------
                                                                            86,444            113,597
                                                                          --------           --------
                                                                          $404,762           $428,555
                                                                          ========           ========


                 See notes to consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            FOR THE FISCAL YEARS ENDED
                                                              --------------------------------------------------------
                                                                DEC. 30, 2001      DEC. 31, 2000      JAN. 2, 2000
                                                                -------------      -------------      ------------
                                                                                   (IN THOUSANDS)
Revenues:
  Restaurant sales                                                  $372,673           $382,365           $375,514
  Franchise related income                                            10,286             11,231              8,688
  Real estate and other                                                5,756              5,812              5,495
                                                                    --------           --------           --------
     Total revenues                                                  388,715            399,408            389,697

Costs and expenses:
  Restaurant operating expenses:
     Cost of food and paper products                                  74,614             74,405             75,956
     Payroll and other employee benefits                             103,828            101,553             97,336
     Other operating costs                                           116,581            114,122            108,599
  Depreciation and amortization                                       30,375             29,039             25,712
  General and administrative                                          29,472             30,882             28,854
  Provision for asset impairment, restaurant
     closings and other charges (Note 12)                             18,224                  -              1,013
                                                                    --------           --------           --------
        Total costs and expenses                                     373,094            350,001            337,470
                                                                    --------           --------           --------
Operating income before minority interest                             15,621             49,407             52,227
Minority interest                                                         (1)               (46)               266
                                                                    --------           --------           --------
  Operating income                                                    15,620             49,361             52,493
                                                                    --------           --------           --------
Other (expense) income:
  Interest expense (Note 9)                                          (30,950)           (30,243)            (7,899)
  Interest income                                                        756                949              3,828
  Equity in net income of
     unconsolidated affiliates                                           310                303                423
                                                                    --------           --------           --------
        Net other expense                                            (29,884)           (28,991)            (3,648)
                                                                    --------           --------           --------
(Loss) income before income taxes (credit)                           (14,264)            20,370             48,845
Income taxes (credit) (Note 8)                                           325             (5,075)            19,322
                                                                    --------           --------           --------
Net (loss) income                                                   $(14,589)           $25,445            $29,523
                                                                    ========            =======            =======


                 See notes to consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                        NUMBER OF                      ADDITIONAL
                                        SHARES OF                       PAID-IN        RETAINED
                                      COMMON STOCK        AMOUNT        CAPITAL        EARNINGS          TOTAL
                                      ------------        ------        -------        --------          -----
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at
  January 4, 1999                        20,531,643    $       205    $    34,587    $   222,125    $   256,917

Exercise of stock options                    17,337              -            426              -            426

Net income                                   29,523         29,523

Shares repurchased and
  retired in going private
  transaction (Note 2)                  (13,484,652)          (134)       (35,003)             -        (35,137)

Adjustment to original cost
  basis of continuing
  shareholders (Note 2)                           -              -              -       (141,449)      (141,449)
                                         ----------    -----------    -----------    -----------    -----------
Balance at
  January 2, 2000                         7,064,328             71             10        110,199        110,280

Net income                                   25,445         25,445

Distributions to
  shareholders                                    -              -              -        (22,128)       (22,128)
                                         ----------    -----------    -----------    -----------    -----------
Balance at
  December 31, 2000                       7,064,328             7l             10        113,516        113,597

Net loss                                    (14,589)       (14,589)

Distributions to
  shareholders                                    -              -              -        (12,564)       (12,564)
                                         ----------    -----------    -----------    -----------    -----------
Balance at
  December 30, 2001                       7,064,328    $        71    $        10    $    86,363    $    86,444
                                         ==========    ===========    ===========    ===========    ===========


                 See notes to consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            FOR THE FISCAL YEARS ENDED
                                                             ----------------------------------------------------------
                                                                   DECEMBER 30,       DECEMBER 31,         JANUARY 2,
                                                                       2001               2000                2000
                                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
Net (loss) income                                                   $(14,589)         $ 25,445            $ 29,523
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
    Depreciation and amortization                                     31,830            30,489              26,088
    Increase in deferred income taxes                                      -                 -                 710
    Increase (decrease) in deferred rent, net                            969               180                (107)
    Non-cash provision for asset impairment, restaurant
      closing and other charges                                       17,352                 -               1,013
    Minority interest                                                      1                46                (266)
    Equity in net income of unconsolidated affiliates                   (310)             (303)               (423)
    Dividends received from unconsolidated affiliates                    244               156                   -
Changes in operating assets and liabilities:
    (Increase) decrease in receivables                                  (553)             (132)                770
(Increase) decrease in inventories                                       (36)              186                (554)
(Increase) decrease in prepaid expenses                                 (424)              698                (408)
(Increase) decrease in other assets                                   (1,135)              304              (2,898)
Decrease (increase) in accounts payable and
accrued expenses                                                       1,463            (3,080)              2,762
    Decrease in income taxes payable                                       -              (732)             (1,408)
                                                                    --------          --------            --------
Net cash provided by operating activities
  before change in deferred taxes due to
  conversion to Subchapter S status and
  increase in accrued interest payable                                34,812            53,257              54,802
Change in deferred taxes due to conversion to
  Subchapter S status                                                      -            (5,629)                  -
Increase in accrued interest payable                                       -               701               7,480
                                                                    --------          --------            --------
Net cash provided by operating activities                             34,812            48,329              62,282
                                                                    ========          ========            ========


                                   (continued)

                          SBARRO, INC. AND SUBSIDIARIES


                                                                             FOR THE FISCAL YEARS ENDED
                                                                   DECEMBER 30,       DECEMBER 31,         JANUARY 2,
                                                                      2001               2000                2000
                                                                      ----               ----                ----
                                                                                    (IN THOUSANDS)
INVESTING ACTIVITIES:

Purchases of property and equipment                                  (22,528)            (31,193)           (25,282)
Proceeds from disposition of property and
  equipment                                                               75                  35                 55
                                                                     -------             -------            -------
  Net cash used in investing activities                              (22,453)            (31,158)           (25,227)
                                                                     -------             -------            -------
FINANCING ACTIVITIES:

Proceeds from mortgage                                                     -              16,000                  -
Mortgage principal repayments                                           (130)                (81)                 -
Cost of mortgage                                                           -                (397)                 -
Purchase of minority interest                                         (1,000)
Loans to shareholders                                                 (6,732)             (2,000)                 -
Repayment of shareholder loans                                         2,700                   -                  -
Proceeds from long-term debt                                               -                   -            251,211
Cost of merger and related financing                                       -                   -           (411,000)
Accrued and previously paid merger costs                                   -                   -              1,007
Proceeds from exercise of stock options                                    -                   -                426
Tax distributions                                                     (7,564)             (3,800)                 -
Dividends                                                             (5,000)            (18,328)                 -
                                                                     -------             -------            -------
  Net cash used in financing activities                              (17,726)             (8,606)          (158,356)
                                                                     -------             -------            -------
(Decrease) increase in cash and cash
  equivalents                                                         (5,367)              8,565           (121,301)
Cash and cash equivalents at                                          42,319              33,754            155,055
  beginning of year                                                  -------             -------            -------
Cash and cash equivalents at end of year                             $36,952             $42,319            $33,754
                                                                     =======             =======            =======


                 See notes to consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          BASIS OF FINANCIAL STATEMENT PRESENTATION:

          The consolidated financial statements include the accounts of Sbarro, Inc., its wholly owned subsidiaries and the accounts of its majority-owned joint ventures (together, "we," "our," "us," or "Sbarro"). All significant intercompany accounts and transactions have been eliminated. Minority interest includes the interests held by our partners in certain of our majority-owned joint ventures. The minority interests at the end of fiscal 2001 and 2000 were not material.

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

          INTANGIBLE ASSETS:

          Intangible assets consist of our trademarks and tradenames, goodwill and deferred financing costs. Trademark and tradename values as well as goodwill were determined based on a fair value allocation of the purchase price from the going private transaction (see Note 2) and are being amortized on a straight line basis over 40 years. There is additional goodwill relating to the purchase of the 20% minority interest in one of our other concepts in March 2001 in connection with the settlement of an action against such minority owner.

                          SBARRO, INC. AND SUBSIDIARIES

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          INTANGIBLE ASSETS (CONTINUED):

          In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 also requires that the amortization of goodwill (which resulted in a charge to earnings of $5.4 million in 2001) cease on December 31, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001 ($205.2 million, net of accumulated amortization, at December 30, 2001), we will adopt SFAS No. 142 effective with fiscal 2002. Our initial evaluations of impairment are expected to be completed by the end of the first quarter of fiscal 2002.

          Deferred financing costs were incurred as a result of the going private transaction (see Note 2) and the mortgage on the corporate headquarters building (see Note 9) and are being amortized as additional interest expense over the respective lives of the related debt instrument.

          ASSET RETIREMENT OBLIGATION:

          In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. We will adopt SFAS No. 143 in fiscal 2002. SFAS No. 143 is not expected to have a material effect on our operations.

          LONG-LIVED ASSETS:

          In connection with SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," impairment losses are recorded on long-lived assets on a restaurant by restaurant basis whenever impairment factors are determined to be present, the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets and events or changes in circumstances indicate that the carrying amount may not be recoverable. Additionally, the Company periodically reviews

                          SBARRO, INC. AND SUBSIDIARIES

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          LONG-LIVED ASSETS (CONTINUED):

          the values assigned to goodwill and other acquired intangibles which resulted from the going private and other transactions to determine if they have been permanently impaired by adverse conditions. In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement supersedes SFAS 121 and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The adoption of SFAS 144 is not expected to have a material impact as we will continue to assess impairment of the assets of our restaurants as we have in the past.

          EQUITY INVESTMENTS:

          The Company accounts for its investments in 50% or less owned joint ventures under the equity method of accounting. The equity in the net income (loss) of these unconsolidated affiliates and the related assets are included in other assets in the accompanying consolidated statements of operations.

          COMPREHENSIVE INCOME:

          We observe the provisions of Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on our net income or shareholders' equity. For all years presented, our operations did not give rise to items includible in comprehensive income which were not already included in net income. Therefore, our comprehensive income is the same as our net income for all periods presented.


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

                          SBARRO, INC. AND SUBSIDIARIES

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          DEFERRED RENT:

          The majority of our lease agreements provide for scheduled rent increases during the lease term. Provision has been made for the excess of operating lease rental expense over cash rentals paid, computed on a straight-line basis over the lease terms.

          INCOME TAXES:

          In March 2000, we elected to be taxed, beginning January 3, 2000, under the provisions of Subchapter S of the Internal Revenue Code of 1986, and, where applicable and permitted, under similar state and local income tax provisions. We no longer pay federal, and, with certain limited exceptions, state and local income taxes for periods for which we are treated as an S corporation. Rather, our shareholders include their pro-rata share of our taxable income on their individual income tax returns and thus are required to pay taxes on their respective share of our taxable income, whether or not it is distributed to them. We file a consolidated federal income tax return for informational purposes.

          Minority interest includes no provision or liability for income taxes as any tax liability related to their interest is the responsibility of the minority partners.

          In accordance with SFAS No. 109, "Accounting for Income Taxes," we reversed our net deferred taxes upon our conversion to S corporation status. This resulted in a credit to income taxes of $5.6 million in the first quarter of fiscal 2000.

          ACCOUNTING PERIOD:

          Our fiscal year ends on the Sunday nearest to December 31. All reported fiscal years contained 52 weeks.

          FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these items. The estimated fair value of the Senior Notes at December 30, 2001 was approximately $244,800. The carrying amount of the mortgage loan approximates fair value because the interest rate this instrument bears is equivalent to the current rates offered for debt of similar nature and maturity.

                          SBARRO, INC. AND SUBSIDIARIES

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

          The  Financial   Accounting  Standards  Board  issued  SFAS  No.  133,
          "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which is effective for fiscal years beginning after June 15, 2000. Presently, we do not use derivative instruments and therefore SFAS No. 133, while effective in fiscal 2001, is not currently applicable.

          SEGMENT REPORTING:

          We  have  no  material   reportable   segments  under  SFAS  No.  131,
          "Disclosure about Segments of an Enterprise and Related Information," other than our primary quick service restaurant business.

          DEFINED CONTRIBUTION PLAN:

          The Company maintains a 401(k) Plan ("Plan") for all qualified employees. The Plan provides for a 25% matching employer contribution of up to four percent of the employees' deferred savings (maximum contribution of 1% of an employee's deferred savings). The employer contributions vest over five years. The deferred amount cannot exceed fifteen percent of an individual participant's compensation in any calendar year. The Company's contribution to the Plan was $137,000, $163,000 and $147,000 in fiscal 2001, 2000 and 1999, respectively.

          RECLASSIFICATIONS:

          Certain  items  in  the  financial   statements  presented  have  been
          reclassified to conform to the fiscal 2001 presentation.

          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                           FOR THE FISCAL YEARS ENDED
                                ------------------------------------------------
                                DECEMBER 30,      DECEMBER 31,       JANUARY 2,
                                    2001              2000              2000
                                    ----              ----              ----
                                                 (IN THOUSANDS)
              Cash paid for:
              Income taxes           $  1,107         $  3,949          $20,129
                                     ========         ========          =======
              Interest               $ 29,491         $ 28,104          $    30
                                     ========         ========          ========

                          SBARRO, INC. AND SUBSIDIARIES

2.        GOING PRIVATE TRANSACTION:

          On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of the Sbarro's common stock) became the holders of 100% of our issued and outstanding common stock as a result of a "going private" merger. The cost of the merger, including fees and expenses, was funded through the use of substantially all of our then cash on hand and the placement of $255.0 million of 11.0% Senior Notes due September 15, 2009 sold at a price of 98.514% of par to yield 11.25% per annum. We also entered into an unsecured senior revolving bank credit facility under a Credit Agreement dated as of September 23, 1999 (the "Credit Agreement"). The Credit Agreement provides an unsecured senior revolving credit facility which enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30.0 million, including a $10.0 million sublimit for standby letters of credit.

          During the second quarter of fiscal 2001, the funds remaining for untendered shares that had been held by a third party paying agent were returned to us. We will hold such funds until the related shares are tendered or escheated to the appropriate jurisdiction. At December 30, 2001, there was $45,000 being held by us for such untendered shares that is shown as restricted cash and amounts due for untendered shares in the consolidated balance sheet.

          In accordance with Emerging Issues Task Force Issue 88-16, "Basis in Leveraged Buyout Transactions," the acquisition of all the outstanding shares of common stock not owned by the Sbarro family and all outstanding stock options was accounted for under the purchase method of accounting. As a result, the remaining shares of common stock owned by the Sbarro family are presented in shareholders' equity at their original basis in the accompanying consolidated balance sheet. During fiscal 2000, we finalized an allocation of the purchase price from the going private transaction based on an evaluation of the Company at September 29, 1999. As a result, property and equipment and intangible assets were increased by $7.0 million and $216.0 million, respectively, and annual depreciation and amortization expense was lower than originally estimated due to the allocation to assets with different remaining useful lives. This resulted in a $2.4 million education of depreciation and amortization in the fourth quarter of fiscal 2000 (see Notes 5 and 14).

          All stock option plans that were in effect as of the date of the going private transaction were terminated on September 29, 1999.

          Summarized below are our unaudited pro forma results of operations for our 1999 fiscal year ended January 2, 2000, as if the merger had taken place as of the beginning of that year.

                          SBARRO, INC. AND SUBSIDIARIES

2.        GOING PRIVATE TRANSACTION (CONTINUED):

          Adjustments have been made for the amortization of the excess of the purchase price over the cost basis of net assets acquired, interest expense, including interest on a $16.0 million bank mortgage loan issued subsequent to fiscal 1999 to one of our subsidiaries (Note 14) and related changes in income tax expense.

                                                   FOR THE FISCAL YEAR ENDED
                                                   -------------------------
                                                         JANUARY 2, 2000
                                                         ---------------
                                                          (IN THOUSANDS)
         Pro Forma:
                  Revenues                                  $389,697
                                                            ========
                  Net income                              $    6,662
                                                         ===========

          These pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the merger taken place at the beginning of the period presented or of results which may occur in the future.

3.        DESCRIPTION OF BUSINESS:

          We and our franchisees develop and operate family oriented cafeteria style Italian restaurants principally under the "Sbarro" and "Sbarro The Italian Eatery" names. The restaurants are located throughout the world, principally in shopping malls and other high traffic locations.

          Since 1995, we have developed and established other restaurant concepts to provide growth opportunities that leverage our restaurant management and financial expertise.

          The following sets forth the number of restaurants in operation as of:

                                  DECEMBER 30,      DECEMBER 31,     JANUARY 2,
                                      2001              2000            2000
                                      ----              ----            ----

             Sbarro-owned (a)          602               636             638
             Franchised                325               303             286
                                       ---               ---             ---
                                       927               939             924
                                       ===               ===             ===

          (a) Excludes 37, 33 and 26 other concept units as of the end of the respective fiscal years.

                          SBARRO, INC. AND SUBSIDIARIES

4.        EFFECT OF EVENTS OF SEPTEMBER 11, 2001:

          As a result of the events of September 11, 2001, a Sbarro-owned location, as well as a franchise location, that had operated in the World Trade Center in New York City were destroyed. Although the Sbarro-owned location generated high sales revenues and operating income, the effect on fiscal 2001 was not material to consolidated results as a whole. The franchise location did not generate significant royalty revenues. In addition, a number of airports were closed due to the events of September 11 causing airport Sbarro-owned and franchise units to close for periods of time and a number of downtown locations have experienced a prolonged period of reduced sales.

          We are fully insured for the cost of the assets destroyed at the Company location. The estimated amount of the expected recovery is included in accounts receivable as of December 30, 2001. In addition, we expect to recover lost income from our business interruption insurance coverage but, under applicable accounting principles, have not reflected any estimated recoveries in our financial statements.

5.        PROPERTY AND EQUIPMENT, NET:

                                                DECEMBER 30,       DECEMBER 31,
                                                    2001 (A)           2000
                                                    ----               ----
                                                           (IN THOUSANDS)
           Land and improvements                    $  3,781            $  3,781
           Leasehold improvements                    158,934             165,627
           Furniture, fixtures and equipment          72,186              78,237
           Construction-in-progress                      684                 717
                                                    --------            --------
                                                     235,585             248,362
           Less accumulated depreciation and         103,282              95,894
             amortization (b)                       --------            --------

                                                    $132,303            $152,468
                                                    ========            ========

          (a) During 2001, we recorded a charge of $5.1 million, of which $3.3 million was for our other concepts, relating to impairment losses on property and equipment. In addition, we recorded a provision for restaurant closings of approximately $10.8 million in connection with the closing of 43 Sbarro locations ($4.3 million) and three other concept locations ($6.5 million).

          (b) Depreciation and amortization of property and equipment was $24.9, $24.0 and $23.9 million in fiscal 2001, 2000 and 1999, respectively.

                          SBARRO, INC. AND SUBSIDIARIES

6.        ACQUIRED INTANGIBLE ASSETS:

                                              DECEMBER 30,       DECEMBER 31,
                                                 2001               2000
                                                 ----               ----
                                                      (IN THOUSANDS)
             Trademarks and tradenames          $207,590          $207,529
             Goodwill                              9,712             8,519
             Deferred financing costs             10,129            10,101
                                                --------          --------
                                                 227,431           226,149
             Less accumulated amortization        14,604             8,097
                                                --------          --------
                                                $212,827          $218,052
                                                ========          ========

          Amortization of the acquired intangible assets:

                                                FISCAL YEARS ENDED

                                    DECEMBER 30,     DECEMBER 31,     JANUARY 2,
                                       2001             2000             2000
                                       ----             ----             ----
                                                  (IN THOUSANDS)

Trademarks and tradenames               $5,189           $4,723        $2,000
Goodwill                                   244              265             -
Deferred financing costs and other       1,074            1,071           391
                                        ------          -------          ----
                                        $6,507           $6,059        $2,391
                                        ======           ======        ======


7.        ACCRUED EXPENSES:

                                                    DECEMBER 30,    DECEMBER 31,
                                                        2001            2000
                                                        ----            ----
                                                                  (IN THOUSANDS)

            Compensation                               $ 6,068           $ 5,265
            Payroll and sales taxes                      3,968             3,413
            Rent and related cost                        1,834             2,549
            Provision for restaurant closings            1,467                50
                (Notes 5 and 12)
            Other                                       11,311             9,588
                                                       -------           -------
                                                       $24,648           $20,865
                                                       =======           =======

                          SBARRO, INC. AND SUBSIDIARIES

8.        INCOME TAXES

          In March 2000, we elected to be taxed, beginning January 3, 2000, under the provisions of Subchapter S of the Internal Revenue Code of 1986, and, where applicable and permitted, under similar state and local income tax provisions. We no longer pay federal, and with certain limited exceptions, state and local income taxes for periods for which we are treated as an S corporation.

          Rather, our shareholders include their pro-rata share of our taxable income on their individual income tax returns and thus are required to pay taxes on their respective share of our taxable income, whether or not it is distributed to them.

          In connection with the going private transaction and the related financing, we have entered into a tax payment agreement with our shareholders. The tax payment agreement permits us to make periodic tax distributions to our shareholders in amounts that are intended to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and that income was taxed at the highest applicable federal and New York State marginal income tax rates. We may only make the tax distributions with respect to periods in which we are treated as an S corporation for income tax purposes. We made distributions to our shareholders in accordance with the tax payment agreement of $7.6 million in fiscal 2001 (all of which related to our fiscal 2000 earnings), $3.8 million in fiscal 2000 and $3.1 million in January 2002 related to our fiscal 2001 earnings. We estimate that no additional distributions will be made in 2002 related to 2001 earnings. Despite our book loss, our shareholders are expected to have taxable income in fiscal 2001 resulting from differences in the book and tax treatments of the provision for asset impairment, the non-deductability of goodwill for tax purposes and significant differences in book and tax depreciation.

          In accordance with SFAS No. 109, "Accounting for Income Taxes," we reversed our net deferred income taxes upon our conversion to S corporation status. This resulted in a credit to income taxes of $5.6 million in the first quarter of fiscal 2000.

          The provision for income taxes is composed of the following (payable by us to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income):

                          SBARRO, INC. AND SUBSIDIARIES

8.        INCOME TAXES (CONTINUED):

                                            FOR THE FISCAL YEARS ENDED
                                    DECEMBER 30,      DECEMBER 31,    JANUARY 2,
                                        2001              2000           2000
                                        ----              ----           ----
                                                    (IN THOUSANDS)
           Federal:
               Current                    $ -             $  -          $14,758
               Deferred                     -           (4,589)             557
                                       ------           -------          ------
                                            -           (4,589)          15,315
                                       ------           -------          ------
           State and local:
               Current                    325              554            3,854
               Deferred                    -            (1,040)             153
                                       ------           -------          ------
                                          325             (486)           4,007
                                       ------           -------          ------

                                         $325          $(5,075)         $19,322
                                         ====          ========         =======

          Our tax expense for fiscal 1999 (prior to our S corporation election) differed from "expected" tax expense (computed by applying the Federal corporate rate of 35% for the fiscal year ended January 2, 2000) as follows:

                                                                            FOR THE FISCAL YEAR ENDED
                                                                            -------------------------
                                                                                    JANUARY 2,
                                                                                       2000
                                                                                       ----
                                                                                 (IN THOUSANDS)
          Computed "expected" tax expense                                            $17,096
          Increase (reduction) in income
          taxes resulting from:
            State and local income taxes, net of federal income tax benefit            2,605
            Tax exempt interest income and dividends received deduction               (1,002)
            Amortization of excess purchase price over the cost
              of net assets acquired                                                     700
            Other, net                                                                   (77)
                                                                                     -------
                                                                                     $19,322
                                                                                     =======

          Deferred income taxes are provided for temporary differences between financial and tax reporting. These differences and the amount of the related deferred tax benefit are as follows (in thousands):

                                                     FOR THE FISCAL YEAR ENDED
                                                            JANUARY 2,
                                                               2000

             Depreciation and amortization                    $(408)
             Accrued expenses                                 2,706
             Other                                           (1,588)
                                                             ------
                                                              $ 710
                                                              =====

                          SBARRO, INC. AND SUBSIDIARIES

9.        LONG-TERM DEBT:

          (a) The merger (Note 2) was partially funded by the placement of $255.0 million of 11.0% Senior Notes due September 15, 2009.

          Interest on the Senior Notes is payable semi-annually on March 15 and September 15 of each year and commenced on March 15, 2000. Our payment obligations under the Senior Notes are jointly, severally, unconditionally and irrevocably guaranteed by all of Sbarro's current Restricted Subsidiaries (as defined in the Indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries. The Senior Notes and the subsidiary guarantees are senior unsecured obligations of Sbarro and the guaranteeing subsidiaries, respectively, ranking pari passu in right of payment to all of our and their respective present and future senior debt, including amounts outstanding under the bank credit agreement discussed below. The Indenture permits redemption of the Senior Notes at our option at varying redemption prices and requires us to offer to purchase Senior Notes in the event of a Change of Control and in connection with certain Asset Sales (each as defined). The Indenture contains various covenants on our part and on the part of the guaranteeing subsidiaries, including, but not limited to, restrictions on our payment of dividends, stock repurchases, certain investments and other restricted payments, the incurrence of indebtedness and liens on our assets, affiliate transactions, asset sales and mergers. We were in compliance with the various covenants contained in the Indenture as of December 30, 2001.

          The discount at which the Senior Notes were issued, an aggregate of approximately $3.8 million, is being accreted to the Senior Notes on a straight-line basis over the original ten year life of the Senior Notes. Accretion of the discount was $0.3 million in each of fiscal 2001 and 2000 and $0.1 million in fiscal 1999.

          (b) On September 23, 1999, we entered into a Bank Credit Agreement (the "Credit Agreement") which provides us with an unsecured senior revolving credit facility that enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30.0 million, including a $10.0 million sublimit for standby letters of credit. No amounts were outstanding under the credit facility as of December 30, 2001.

          At our option, the interest rates applicable to loans under the Credit Agreement will be at either (i) the bank's prime rate (4.75% at March 15, 2002) plus a margin ranging from zero to 0.75% (the margin at March 15, 2002 was 0.75%) or (ii) reserve adjusted LIBOR (1.90% at March 15, 2002) plus a margin ranging from 1.5% to 2.5% (the margin at March 15, 2002 was 2.5%). In each case, the margin depends upon the ratio of our senior debt (as defined) to our earnings before interest, taxes and depreciation and amortization ("EBITDA"). We have agreed to pay certain fees in connection with the Credit Agreement, including an unused commitment fee at a rate per year that will vary from 0.25% of the undrawn amount of the facility to 0.45% of the undrawn amount of the facility per year, depending upon the ratio of

                          SBARRO, INC. AND SUBSIDIARIES

9.        LONG-TERM DEBT (CONTINUED):

          our senior debt to EBITDA. The unused commitment fee at March 15, 2002 was 0.45% per year.

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

          The Credit Agreement contains various covenants on our part and on the part of the guaranteeing subsidiaries, including, but not limited to, restrictions on the payment of dividends and making stock repurchases, certain investments and other restricted payments, the incurrence of indebtedness, guarantees, other contingent obligations, liens on assets, affiliate transactions, asset sales and mergers, consolidations and acquisitions of stock or assets by us and our guaranteeing subsidiaries. The Credit Agreement also contains provisions which, under certain circumstances, prohibit redemptions or repurchases of the Senior Notes, including repurchases that might otherwise be required pursuant to the terms of the Indenture, and imposes certain conditions on our amending or supplementing the Indenture. In addition, we are required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (in each case with the guaranteeing subsidiaries) of at least 1.25 to 1.0 through December 28, 2002, 1.90 to 1.0 beginning December 29, 2002 and 2.0 to
          1.0 beginning December 28, 2003. We are also required to maintain a ratio of consolidated senior debt to consolidated EBITDA (in each case with the guaranteeing subsidiaries) of 7.25 to 1 through December 28, 2002, 4.7 to 1.0 beginning December 29, 2002 and 4.5 to 1.0 beginning December 28, 2003. We obtained a waiver of compliance for fiscal 2001 from the required ratios of consolidated senior debt to consolidated EBITDA and of consolidated EBITDA to consolidated interest as defined in the Credit Agreement.

          (c) In March 2000, one of our Restricted Subsidiaries obtained a $16.0 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The outstanding principal balance as of December 30, 2001 was $15.8 million. The mortgage agreement contains various covenants, including a requirement that the Restricted Subsidiary maintain a minimum ratio of EBITDA to annual and quarterly debt service of at least 1.2 to 1.0. The Restricted Subsidiary was in compliance with the various covenants contained in the mortgage agreement as of December 30, 2001.

                          SBARRO, INC. AND SUBSIDIARIES

9.        LONG-TERM DEBT (CONTINUED):

          Scheduled maturities of long-term debt are as follows (in thousands):

          Fiscal years ending:

              December 29, 2002                             $    140
              December 28, 2003                                  155
              January 2, 2005                                    168
              January 1, 2006                                    182
              December 31, 2006                                  197
              Later years                                    269,947
                                                            --------
                                                             270,789

              Less:
              Current maturities                                (140)
              Unaccreted original issue discount              (2,931)
                                                            --------
                                                            $267,718
                                                            ========

10.       COMMITMENTS AND CONTINGENCIES:

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

          Rental expense under operating leases, including common area charges, other expenses and additional amounts based on sales, were as follows:

                                                 FOR THE FISCAL YEARS ENDED
                                  ----------------------------------------------
                                  DECEMBER 30,       DECEMBER 31,     JANUARY 2,
                                     2001               2000             2000
                                     ----               ----             ----
                                                   (IN THOUSANDS)

         Minimum rentals             $52,856           $50,070           $47,627
         Common area charges          15,827            14,819            14,002
         Contingent rentals            4,511             4,827             4,567
                                     -------           -------           -------
                                     $73,194           $69,716           $66,196
                                     =======           =======           =======

                          SBARRO, INC. AND SUBSIDIARIES

10.       COMMITMENTS AND CONTINGENCIES (CONTINUED):

          COMMITMENTS (CONTINUED):

          Future minimum rental and other payments required under non-cancelable operating leases for our Sbarro restaurants and our other concept locations that were open on December 30, 2001 and the existing leased administrative and support function office (Note 11) are as follows (in thousands):

                  FISCAL YEARS ENDING:
                  --------------------
                  December 29, 2002                     $76,195
                  December 28, 2003                      73,117
                  January 2, 2005                        70,658
                  January 1, 2006                        67,311
                  December 31, 2006                      63,769
                  Later years                           226,762

         We are the principal lessee under operating leases for certain franchised restaurants which are subleased to the franchisee. Franchisees pay rent and related expenses directly to the landlord. Future minimum rental payments required under these non-cancelable operating leases for franchised restaurants that were open as of December 30, 2001 are as follows (in thousands):

                   FISCAL YEARS ENDING:
                   --------------------
                   December 29, 2002                     $1,383
                   December 28, 2003                      1,259
                   January 2, 2005                        1,114
                   January 1, 2006                          889
                   December 31, 2006                        855
                   Later years                            1,273

         As of March 1, 2002, future minimum rental payments required under non-cancelable operating leases for restaurants which had not as yet opened as of December 30, 2001 are as follows (in thousands):

                   FISCAL YEARS ENDING:
                   --------------------
                   December 29, 2002                       $248
                   December 28, 2003                        603
                   January 2, 2005                          615
                   January 1, 2006                          638
                   December 31, 2006                        639
                   Later years                           $3,620

                          SBARRO, INC. AND SUBSIDIARIES

10.       COMMITMENTS AND CONTINGENCIES (CONTINUED):

          COMMITMENTS (CONTINUED):

          We are a party to contracts aggregating $7.0 million with respect to the construction of restaurants. Payments of approximately $5.6 million have been made on those contracts as of December 30, 2001.

          As of March 15, 2002, there are $2.7 million of letters of credit outstanding for our benefit as well as for the benefit of our 100% owned other concepts. We have guaranteed up to $2.1 million of loans, $0.3 million of a mortgage, $0.3 million of letters of credit and a $4.6 million line of credit for certain of our minority owned ventures.

          CONTINGENCIES:

          On November 17, 1999, an action was instituted against us in which the plaintiffs allege that they served as store managers, general managers, assistant managers or co-managers in our restaurants in the State of Washington at various times since November 17, 1996 and that, in connection with their employment, we violated the overtime pay provisions of the State of Washington's Minimum Wage Act by treating them as overtime exempt employees, breached alleged employment agreements and statutory provisions by failing to record and pay for hours worked at the contract rates and/or statutory minimum wage rates and failed to provide statutorily required meal breaks and rest periods. The plaintiffs represented substantially all of our restaurant managers employed for any period of time on or after November 9, 1996 in the State of Washington. The settlement agreement approved by the court in February 2001 did not have a material impact upon either our financial condition or results of operations.

          On December 20, 1999, twelve current and former general managers of Sbarro restaurants in California amended a complaint against us filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the motion was denied by the court. We believe that we have substantial defenses to the claims and are vigorously defending this action.

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

                          SBARRO, INC. AND SUBSIDIARIES

10.       COMMITMENTS AND CONTINGENCIES (CONTINUED):

          CONTINGENCIES (CONTINUED):

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

11.       TRANSACTIONS WITH RELATED PARTIES:

          We are the sole tenant of an administrative office building in Commack, New York which is leased from a partnership owned by certain of our shareholders.

          For each of the 2001, 2000 and 1999 fiscal years, the annual rent paid pursuant to the sublease was $0.3 million. The annual rent payable pursuant to the sublease is $0.3 million each year for the remainder of the lease term which expires in 2011. In addition, we are obligated to pay real estate taxes, utilities, insurance and certain other expenses for the facility. We believe that our rent is comparable to the rent that would be charged by an unaffiliated third party.

          In April 2000, we loaned Mario Sbarro, our Chairman, President and Chief Executive Officer, $2.0 million, pursuant to a note due on April 4, 2002 bearing interest at 6.46%, payable annually. Such loan was prepaid November 19, 2001.

          On January 2 and 3, 2001, we loaned three executive officers and directors, Mario, Anthony and Joseph Sbarro, $200,000, $300,000 and $200,000, respectively, which loans were repaid on January 15, 2001 with interest at our bank's prime rate in effect during the time that the loans were outstanding.

          On April 5, 2001, we loaned $3.23 million to certain of our shareholders, including: Mario Sbarro, $1.08 million, Joseph Sbarro, $1.24 million and Anthony Sbarro, $0.87 million. The related notes are payable on April 5, 2003, and bear interest at the rate of 4.63%, payable annually.

                          SBARRO, INC. AND SUBSIDIARIES

11.       TRANSACTIONS WITH RELATED PARTIES (CONTINUED):

          On December 28, 2001, we loaned $2.8 million to our shareholders, including: Mario Sbarro, $0.60 million, Joseph Sbarro, $0.70 million and Anthony Sbarro, $0.49 million and the Trust of Carmela Sbarro, $0.99 million The related notes are payable on December 28, 2004, and bear interest at the rate of 2.48%, payable annually.

          A member of our Board of Directors acts as a consultant to us for which he received $0.3 million, $0.3 million, and $0.5 million in the 2001, 2000, and 1999 fiscal years, respectively.

          We and our other concepts have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro for which we and our other concepts paid, in the aggregate, $487,000, $547,000 and $397,000 in fiscal 2001, 2000 and 1999, respectively.

12.       PROVISION FOR ASSET IMPAIRMENT, RESTAURANT CLOSINGS AND OTHER CHARGES:

          During 2001, we recorded a provision for asset impairment, restaurant closings and other charges of $18.2 million. (See Note 5.)

          In connection with the final disposition of two joint venture unit closings recorded in fiscal 1997, we agreed to a special allocation of losses which resulted in an additional $1.0 million charge before tax, or $0.6 million after tax, to earnings in fiscal 1999.

13.       DIVIDENDS:

          During 2001, we made distributions to our shareholders totaling $12.6 million including $7.6 million for taxes. Distributions for taxes were made pursuant to the tax payment agreement described in Note 8. During 2000, we made distributions to our shareholders totaling $22.1 million, including $3.8 million for taxes. In January, 2002, we made a tax distribution of $3.1 million.

                          SBARRO, INC. AND SUBSIDIARIES

14.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                         FIRST             SECOND             THIRD       FOURTH
                                        QUARTER            QUARTER           QUARTER      QUARTER
                                        -------            -------           -------      -------
                                                                 (IN THOUSANDS)
           FISCAL YEAR 2001
           ----------------
           Revenues                    $112,746            $84,467            $88,774       $102,728
           Gross profit (a)              85,778             64,443             67,558         80,280
           Net loss (b)                  (4,109)            (4,598)            (2,151)        (2,731)
                                       ========            =======            =======       ========


           FISCAL YEAR 2000
           ----------------
           Revenues                    $111,369            $88,308            $91,560       $108,171
           Gross profit (a)              86,029             67,038             70,324         84,569
           Net income (b)                 5,194              1,447              2,448         16,356
                                       ========            =======            =======       ========

          (a) Gross profit represents the difference between restaurant sales and the cost of food and paper products.

          (b) See Note 12 for information regarding the provision for asset impairment, restaurant closings and other charges in 2001. See
               Note 8 regarding a $5.6 million credit to income tax expense upon conversion to an S Corporation in the first quarter of 2000. See
               Note 2 regarding a reduction of $2.4 million of depreciation and amortization recorded in the fourth quarter of 2000 upon finalization of the purchase price allocation from the going private transaction.

15.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS:

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

          The following condensed consolidating financial information presents:

          (1) Condensed consolidating balance sheets as of December 30, 2001 and December 31, 2000 and related statements of operations and cash flows for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000 of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) the Company on a consolidated basis.

                          SBARRO, INC. AND SUBSIDIARIES

15.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

          (2) Elimination entries necessary to consolidate Sbarro, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

          (3) Investments in subsidiaries are accounted for by the parent on the cost method.

          The principal elimination entries eliminate intercompany balances and transactions.

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                                         CONSOLIDATING BALANCE SHEET

                                           AS OF DECEMBER 30, 2001

                                                     ASSETS



                                                          GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Current assets:
   Cash and cash equivalents                  $29,673         $5,437           $1,842                         $36,952
   Restricted cash for untendered Shares           45              -                -                              45
   Receivables less allowance for
   Doubtful accounts of $175:
   Franchise                                    2,162              -                -                           2,162
   Other                                        2,069            613              115       $       -           2,797
                                             --------       --------          --------      ----------       --------
                                                4,231            613              115               -           4,959

   Inventories                                  1,413          1,771              353               -           3,537
   Prepaid expenses                             1,916           (530)            (144)              -           1,242
                                             --------       --------          --------      ----------       --------
     Total current assets                      37,278          7,291            2,166               -          46,735

Intercompany receivables                       12,079        281,438                -        (293,517)              -

Investment in subsidiaries                     65,469              -                -         (65,469)              -

Property and equipment, net                    46,554         73,659           12,090               -         132,303

Intercompany receivables - long term            3,900              -                -          (3,900)              -

Intangible assets:
   Trademarks and tradenames, net             195,916              -                -               -         195,916
   Deferred financing costs and                16,602            309                -               -          16,911
     other, net

   Loan receivable from officer                 6,032              -                -               -           6,032

   Other assets                                 8,065          1,852             (576)         (2,476)          6,865
                                             --------       --------          --------      ----------       --------
                                             $391,895       $364,549          $13,680       $(365,362)       $404,762
                                             ========       ========          ========      ==========       ========


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                                           CONSOLIDATING BALANCE SHEET

                                             AS OF DECEMBER 30, 2001

                                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                          GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Current liabilities:
   Amounts due for untendered shares         $     45                                                      $       45
   Accounts payable                             8,014         $   164     $      929                            9,107
   Accrued expenses                            19,392           1,824          3,432                           24,648
   Accrued interest payable                     8,181               -              -                            8,181
   Current portion of mortgage payable              -             140              -                -             140
                                          -----------          ------      ---------        ---------       ---------
     Total current liabilities                 35,632           2,128          4,361                -          42,121

Intercompany payables                         281,438               -         12,078        ($293,516)              -

Deferred rent                                   7,512               -            967                -           8,479

Long-term debt, net of
Original issue discount                       252,070          15,648              -                -         267,718

Intercompany payables - long term                   -           3,900              -           (3,900)              -

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; none
     issued                                         -               -              -                -               -
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               -              -                -              71
   Additional paid-in capital                      10          65,469          2,477          (67,946)             10
   Retained earnings (deficit)               (184,838)        277,404         (6,203)               -          86,363
                                            ----------      ---------      ----------      -----------     ----------

                                             (184,757)        342,873         (3,726)         (67,946)         86,444
                                            ----------      ---------      ----------      -----------     ----------

                                             $391,895        $364,549        $13,680        ($365,362)       $404,762
                                            =========       =========       ========        ==========       ========


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                                           CONSOLIDATING BALANCE SHEET

                                             AS OF DECEMBER 31, 2000

                                                     ASSETS


                                                          GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Current assets:
   Cash and cash equivalents                  $36,963          $4,232         $1,124                          $42,319
   Restricted cash for untendered
      shares                                      153               -              -                              153
   Receivables less allowance for
      doubtful accounts of $211:
   Franchise                                    1,350               -              -                            1,350
   Other                                        1,111             370            103             ($30)          1,554
                                             --------        --------       --------        ---------        --------
                                                2,461             370            103              (30)          2,904

   Inventories                                  1,459           1,763            309                -           3,531
   Prepaid expenses                               836             136             27                -             999
                                             --------        --------       --------        ---------        --------
     Total current assets                      41,872           6,501          1,563              (30)         49,906

Intercompany receivables                       20,318         195,470              -         (215,788)              -

Investment in subsidiaries                     65,469               -              -          (65,469)

Property and equipment, net                    45,486          88,026         18,956                -         152,468

Intercompany receivables - long term            3,558               -              -           (3,558)

Intangible assets:
   Trademarks and tradenames, net             201,044               -              -                -         201,044
   Deferred financing costs and other,
      net                                      16,262             373              -                -          16,635

   Loan receivable from officer                 2,000               -              -                -           2,000

   Other assets                                10,788              52           (534)          (3,804)          6,502
                                             --------        --------       --------        ---------        --------
                                             $406,797        $290,422       $ 19,985        ($288,649)       $428,555
                                             ========        ========       ========        ==========       ========


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                                           CONSOLIDATING BALANCE SHEET

                                             AS OF DECEMBER 31, 2000

                                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                          GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Current liabilities:
   Amounts due for untendered shares             $153                                                            $153
   Accounts payable                             9,593            $135           $556                           10,284
   Accrued expenses                            20,025          (1,094)         1,934                           20,865
   Accrued interest payable                     8,181               -              -                            8,181
   Current portion of
   Mortgage payable                                 -             130              -                -             130
                                             ---------      ---------       ---------        ---------       --------
     Total current liabilities                 37,952            (829)         2,490                -          39,613

Intercompany payables                         195,470               -         20,318        ($215,788)              -

Deferred rent                                   6,791               -          1,076                            7,867

Long-term debt, net of original issue
   discount                                   251,689          15,789              -                -         267,478

Intercompany payables - long term                   -           3,558              -           (3,558)              -

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; None
     issued                                         -               -              -                -               -
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               -              -                -              71
   Additional paid-in capital                      10          65,469          2,507          (67,976)             10
   Retained earnings (deficit)                (85,186)        206,435         (6,406)          (1,327)        113,516
                                             ---------      ---------       ---------        ---------       --------

                                              (85,105)        271,904         (3,899)         (69,303)        113,597
                                             --------        --------        -------        ---------        --------

                                             $406,797        $290,422        $19,985        ($288,649)       $428,555
                                             ========        ========        =======        ==========       ========


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                                                          GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Revenues:

   Restaurant sales                          $155,310        $189,731        $27,632                         $372,673
   Franchise related income                    10,286               -              -                           10,286
   Real estate and other                        3,078           3,548              -       $     (870)          5,756
   Intercompany charges                             -          13,020              -          (13,020)              -
                                             --------         -------       --------       ---------       ----------
       Total revenues                         168,674         206,299         27,632          (13,890)        388,715
                                             --------         -------       --------       ---------       ----------

Costs and expenses:
   Restaurant operating expenses:
     Cost of food and paper Products           27,900          39,173          7,541                -          74,614
     Payroll and other Employee
       benefits                                41,287          53,185          9,356                -         103,828
     Other operating costs                     46,619          60,197          9,765                -         116,581
     Depreciation and Amortization             16,025          12,844          1,506                -          30,375
     General and administrative                14,161          15,618            563             (870)         29,472
     Provision for asset impairment,
       restaurant closings and other
       charges (1)                             21,310                         (3,086)               -          18,224
     Intercompany charges                      13,020               -              -          (13,020)              -
                                             --------         -------       --------       ---------       ----------
       Total costs and expenses               180,322         181,017         25,645          (13,890)        373,094
                                             --------         -------       --------       ---------       ----------

   Operating income before minority
     interest                                 (11,648)         25,282          1,987                -          15,621
   Minority interest                                -               -             (1)               -              (1)
                                             --------         -------       --------       ---------       ----------
   Operating income                           (11,648)         25,282          1,986                 -         15,620

   Other (expense) income:
     Interest expense                         (29,581)         (1,369)        (1,903)           1,903         (30,950)
     Interest income                            2,659               -                -         (1,903)            756
     Equity in net income of
       unconsolidated affiliates                  310               -              -                 -            310
                                             --------         -------       --------       ---------       ----------

   Net other (expense) income                 (26,612)         (1,369)        (1,903)               -         (29,884)

   (Loss) income before income taxes          (38,260)         23,913             83                -         (14,264)
   Income taxes (benefit)                        (288)            586             27                -             325
                                              --------        -------        -------       ----------         -------

   Net (loss) income                         $(37,972)        $23,327       $     56       $        -      $  (14,589)
                                             =========        =======       ========       ==========      ===========

(1) Income included in Nonguarantor Subsidiaries for the provision for asset impairment, restaurant closings and other charges represents uncollectibility of amounts due to the Parent of $13.7 million, which is eliminated in consolidation.

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                                          GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Revenues:

   Restaurant sales                          $163,903       $194,797          $23,665                        $382,365
   Franchise related income                    11,231              -                -                          11,231
   Real estate and other                        3,161          3,490                -           ($839)          5,812
   Intercompany charges                             -         16,991                -         (16,991)              -
                                              -------        -------          -------       ----------       --------
       Total revenues                         178,295        215,278           23,665         (17,830)        399,408
                                              -------        -------          -------       ----------       --------

Costs and expenses:
   Restaurant operating expenses:
     Cost of food and paper products           28,760         39,186            6,459               -          74,405
     Payroll and other employee
       benefits                                39,571         53,671            8,311               -         101,553
     Other operating costs                     46,929         60,667            6,526               -         114,122
     Depreciation and amortization             14,894         13,112            1,033               -          29,039
     General and administrative                18,173         12,497            1,051            (839)         30,882
     Intercompany charges
                                               16,991                -              -         (16,991)              -
                                              -------        -------          -------       ----------       --------
       Total costs and expenses               165,318        179,133           23,380         (17,830)        350,001
                                              -------        -------          -------       ----------       --------

Operating income before minority
   interest                                    12,977         36,145              285               -          49,407
Minority interest                                   -              -              (46)              -             (46)
                                              -------        -------          -------       ----------       --------
Operating income                               12,977         36,145              239                -         49,361

Other (expense) income:
   Interest expense                           (29,244)          (999)          (1,612)          1,612         (30,243)
   Interest income                              2,561              -                  -        (1,612)            949
   Equity in net income of
     unconsolidated affiliates                    303              -                -                -            303
                                              -------        -------          -------       ----------       --------

Net other (expense) income                    (26,380)          (999)          (1,612)              -         (28,991)

Income (loss) before income taxes             (13,403)        35,146           (1,373)              -          20,370
Income taxes (benefit)                         (5,790)           743              (28)              -          (5,075)
                                              -------        -------          -------       ----------       --------

Net income (loss)                             $(7,613)       $34,403          $(1,345)      $       -         $25,445
                                              ========       =======          ========      ==========        =======


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2000

                                                          GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----
Revenues:

   Restaurant sales                          $162,770        $194,105        $18,639                         $375,514
   Franchise related income                     8,688               -              -                            8,688
   Real estate and other                        2,659           2,913            (77)                           5,495
   Intercompany charges                             -          19,864              -         $(19,864)              -
                                              -------         -------         ------          -------         -------
       Total revenues                         174,117         216,882         18,562          (19,864)        389,697
                                              -------         -------         ------          -------         -------

Costs and expenses:
   Restaurant operating expenses:
     Cost of food and paper products           30,297          40,871          4,788                -          75,956
Restaurant operating
     Payroll and other employee
       benefits                                42,844          48,509          5,983                -          97,336
     Other operating costs                     43,198          60,325          5,076                -         108,599
     Depreciation and amortization             12,210          12,703            799                -          25,712
     General and administrative                14,548          12,393          1,913                -          28,854
     Provision for asset impairment,
       restaurant closings and other
       charges                                      -               -          1,013                -           1,013
     Intercompany charges
                                               19,864                -             -          (19,864)              -
                                              -------         -------         ------          -------         -------
       Total costs and expenses               162,961         174,801         19,572          (19,864)        337,470
                                              -------         -------         ------          -------         -------

Operating income (loss) before
   minority interest                           11,156          42,081         (1,010)               -          52,227
Minority interest                                   -               -            266                -             266
                                              -------         -------         ------          -------         -------
Operating income (loss)                        11,156          42,081           (744)               -          52,493

Other (expense) income:
   Interest expense                            (7,899)              -           (997)             997          (7,899)
   Interest income                              4,825               -              -             (997)          3,828
   Equity in net income of
     unconsolidated affiliates                    423               -             -                 -            423
                                              -------         -------         ------          -------         -------
   Net other (expense) income                 ( 2,651)              -           (997)               -         (3,648)
                                              -------         -------         ------          -------         -------

Income (loss) before income taxes               8,505          42,081         (1,741)               -          48,845
Income taxes                                    3,365          16,646           (689)               -          19,322
                                              -------         -------         ------          -------         -------

Net income (loss)                              $5,140         $25,435        $(1,052)         $     -         $29,523
                                               ======         =======        =======          =======         =======


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                                                          GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----
Operating activities:
---------------------

Net income (loss)                          $  (37,972)       $23,327        $      56           $   -      $  (14,589)
Adjustments to reconcile net income to
   net cash provided by operating
   activities
     Depreciation and amortization             12,492         17,827            1,511               -          31,830
     Increase in deferred rent, net               720           (258)             507               -             969
     Non-cash provision for asset
       impairment, restaurant closings
       and other charges                       20,914              -           (3,562)              -          17,352
     Minority interest                              -              -                1               -               1
     Equity in income of
       unconsolidated affiliates                 (310)             -                -               -            (310)
     Dividends received from
       unconsolidated affiliates                  244              -                -               -             244
     Changes in operating assets and
       liabilities:
       Increase in receivables                   (298)          (243)             (12)              -            (553)
       Decrease (increase) in
         inventories                               16             (7)             (45)              -             (36)
       (Increase) decrease in
         prepaid expenses                      (1,202)           666              112               -            (424)
       (Increase) decrease in
         other assets                             340         (1,518)              43               -          (1,135)
       (Decrease) increase in accounts
         Payable and accrued expenses          (2,438)         3,438              463               -           1,463
                                               -------        -------          -------      ----------        --------
Net cash (used in) provided by
   operating activities                        (7,494)        43,232             (926)              -          34,812


Investing activities:
---------------------
Purchases of property and equipment            (9,651)        (7,947)          (4,930)              -         (22,528)
Proceeds from disposition of
Property and equipment                             75               -                -               -             75
                                               -------        -------          -------      ----------        --------
Net cash used in investing activities          (9,576)        (7,947)          (4,930)               -        (22,453)
                                               -------        -------          -------      ----------        --------


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                              CONSOLIDATING STATEMENT OF CASH FLOWS
                           FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001


                                                          GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Financing activities:
---------------------
Mortgage principal repayments                       -           (130)              -                -            (130)
Purchase of minority interest                  (1,000)             -               -                -          (1,000)
Loans to shareholders                          (6,732)             -               -                -          (6,732)
Repayment of shareholder loans                  2,700              -               -                -           2,700
Tax distributions                              (7,564)             -               -                -          (7,564)
Dividends                                      (5,000)             -               -                -          (5,000)
Intercompany balances                          27,377        (33,951)          6,574                -               -
                                             --------        --------         ------         --------        --------
Net cash used in financing activities           9,781        (34,081)          6,574                -        (17,726)
                                             --------        --------         ------         --------        --------


(Decrease) increase in cash and cash
   equivalents                                 (7,289)         1,204             718               -           (5,367)
Cash and cash equivalents at beginning
   of period                                   36,963          4,232           1,124               -           42,319
                                             --------         -------         ------        --------         --------

Cash and cash equivalents at end of
   period                                     $29,674         $5,436          $1,842        $      -          $36,952
                                              =======         ========        ======        ========          =======

Supplemental disclosure of cash flow
   information:

Cash paid during the period for income
   taxes                                       $  562           $628        $      7        $      -           $1,107
                                               ======           ====        ========        ========           ======

Cash paid during the period for
   interest                                   $28,159         $1,332       $      -         $       -         $29,491
                                              =======         ======       =========        =========         =======


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                                          GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Net income (loss)                             ($7,613)       $34,403          $(1,345)          $   -         $25,445
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Depreciation and amortization             17,324         12,131            1,034               -          30,489
     Increase in deferred rent, net               180              -                -               -             180
     Minority interest                              -              -               46               -              46
     Equity in income of
       unconsolidated affiliates                 (303)             -                -               -            (303)
     Dividends received from
       unconsolidated affiliates                  156              -                -               -             156
     Changes in operating assets and
       liabilities:
     Decrease (increase) in receivables           248           (354)             (26)              -            (132)
     Decrease (increase) in inventories           134            201             (149)              -             186
     Decrease (increase)in prepaid
       expenses                                 1,177           (513)              34               -             698
     (Increase) decrease in other
       assets                                  (9,441)           242            2,443           7,060             304
     (Decrease) increase in accounts
       payable and accrued expenses            (3,912)          (438)           1,270               -          (3,080)
     (Decrease) increase in income
       taxes payable                             (985)           180               73               -            (732)
                                               -------       --------         --------        --------        --------
Net cash (used in) provided by
   operating activities before change
   in accrued interest payable and
   effect of conversion to Subchapter
   S status                                    (3,035)        45,852            3,380           7,060          53,257

Change in deferred taxes due to
   Subchapter S conversion                     (5,629)             -                -               -          (5,629)
Increase in accrued interest payable              701              -                -               -             701
                                               -------       --------         --------        --------        --------
Net cash (used in) provided by
   operating activities                        (7,963)        45,852            3,380           7,060          48,329

Investing activities:
Purchases of property and equipment            (7,628)       (12,740)         (10,825)              -         (31,193)
Proceeds from disposition of property
   and equipment                                   35               -                -               -             35
                                               -------       --------         --------        --------        --------
Net cash used in investing activities          (7,593)       (12,740)         (10,825)               -        (31,158)
                                               -------       --------         --------        --------        --------


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                                          GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Financing activities:
---------------------
Proceeds from mortgage                              -         16,000                -               -          16,000
Mortgage principal repayments                       -            (81)               -               -             (81)
Cost of mortgage                                    -           (397)               -               -            (397)
Loan to officer                                (2,000)             -                -               -          (2,000)
Tax distributions                              (3,800)             -                -               -          (3,800)
Dividends                                     (18,328)             -                -               -         (18,328)
Intercompany balances                          48,793        (48,793)           7,060          (7,060)              -
                                             --------        --------         --------         -------       --------
Net cash (used in) provided by
   financing activities                        24,665        (33,271)           7,060          (7,060)         (8,606)
                                             --------        --------         --------         -------       --------

Increase (decrease) in cash and cash
   equivalents                                  9,109           (159)            (385)              -           8,565
Cash and cash equivalents at beginning
   of year                                     27,853          4,391            1,510               -          33,754
                                             --------        --------         --------         -------       --------
Cash and cash equivalents at end of
   year                                       $36,962         $4,232           $1,125          $     -        $42,319
                                              =======         ======           =======         =======        =======

Supplemental disclosure of cash flow
   information:
Cash paid during the period for income
   taxes                                       $3,240           $676              $33          $     -         $3,949
                                              =======         ======           =======         =======        =======
Cash paid during the period for
   interest                                   $27,152           $999           $    -          $     -        $28,151
                                              =======         ======           =======         =======        =======


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2000


                                                          GUARANTOR       NONGUARANTOR                    CONSOLIDATED
Operating activities:                       PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
---------------------                       ------       ------------     ------------    ------------       -----

Net income (loss)                              $5,140        $25,435          $(1,052)                        $29,523
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Depreciation and amortization             13,017         12,269              802                          26,088
     Increase in deferred income taxes            710              -                -                             710
     Decrease in deferred rent, net              (107)             -                -                            (107)
     Provision for asset impairment,
       restaurant closings and other
       charges                                  1,013              -                -                           1,013
     Minority  interest                             -              -             (266)                           (266)
     Equity in income of
       unconsolidated affiliates                 (423)             -                -                            (423)
     Changes in operating assets and
       liabilities:
     Decrease (increase) in receivables           772            (11)               9                             770
     (Increase) decrease  in
       inventories                               (247)          (309)               2                            (554)
     (Increase) decrease in prepaid
       expenses                                  (413)            73              (68)                           (408)
     (Increase) decrease in other
       assets                                  (6,629)           (17)             333          $3,415          (2,898)
     Increase (decrease) in accounts
       payable and accrued expenses             2,967           (594)             389               -           2,762
     (Decrease) increase  in income
       taxes payable                           (1,264)           (92)             (52)              -          (1,408)
                                             ---------     ----------       ----------       --------        ---------
Net cash provided by operating
   activities before change in accrued
   interest payable                            14,536         36,754               97           3,415          54,802

Increase in accrued interest payable            7,480              -                -               -           7,480
                                             ---------       --------          -------        --------        --------

Net cash provided by operating
   activities                                  22,016         36,754               97           3,415          62,282
                                             ---------       --------          -------        --------        --------

Investing activities:
Purchases of property and equipment            (8,877)       (13,750)          (2,655)              -         (25,282)
Proceeds from disposition of property
   and equipment                                   55               -                -               -             55
                                             ---------       --------          -------        --------        --------
Net cash used in investing activities          (8,822)       (13,750)          (2,655)               -        (25,227)
                                             ---------       --------          -------        --------        --------


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2000


                                                          GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Financing activities:
---------------------
Proceeds from long-term debt                  251,211              -                -               -         251,211
Cost of merger and related financing         (411,000)             -                -               -        (411,000)
Accrued and previously paid merger
    costs                                       1,007              -                -               -           1,007
Proceeds from exercise of stock options           426              -                -               -             426
Intercompany balances                          24,880        (24,880)           3,415          (3,415)               -
                                              -------         ------            -----          ------         -------
Net cash used in financing activities        (133,476)       (24,880)           3,415          (3,415)       (158,356)
                                              -------         ------            -----          ------         -------

(Decrease) increase in cash and cash
    equivalents                              (120,282)        (1,876)             857               -        (121,301)
Cash and cash equivalents at beginning
    of year                                   148,134          6,268              653               -         155,055
                                              -------         ------            -----          ------         -------
Cash and cash equivalents at end of
    period                                    $27,852         $4,392           $1,510          $    -         $33,754
                                              =======         ======            =====          ======         =======


Supplemental disclosure of cash flow
    information:
Cash paid during the period for income
    taxes                                     $17,540         $2,544            $  45          $    -         $20,129
                                              =======         ======            =====          ======         =======
Cash paid during the period for
    interest                                  $    30         $    -            $   -          $    -         $    30
                                              =======         ======            =====          ======         =======


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company and their ages at March 1, 2002 are:

     NAME                   AGE                     POSITION
     ----                   ---                     --------
     Mario Sbarro            60    Chairman of the Board, President, Chief
                                   Executive Officer and Director
     Anthony Sbarro          55    Vice Chairman of the Board, Treasurer and
                                     Director
     Joseph Sbarro           61    Senior Executive Vice President, Secretary
                                     and Director
     Carmela Sbarro          80    Vice President and Director
     Anthony J. Missano      43    President - Quick Service Division and
                                     Corporate Vice President
     Gennaro A. Sbarro       35    President - Franchising and Licensing
                                     Division and Corporate Vice President
     Gennaro J. Sbarro       39    President - Casual and Fine  Dining
                                     Division  and  Corporate Vice President
     Carmela N. Merendino    37    Vice President - Administration
     John Bernabeo           45    Vice President - Architecture and Engineering
     Steven B. Graham        48    Vice President and Controller
     Ashraf Kilada           38    Vice President - Risk Management and Benefits
     Harold L. Kestenbaum    52    Director
     Richard A. Mandell      59    Director
     Terry Vince             73    Director
     Bernard Zimmerman       69    Director

     MARIO SBARRO has been an officer, a director and a principal shareholder of Sbarro since its organization in 1977, serving as Chairman of our board of directors, President and Chief Executive Officer for more than the past five years.

     ANTHONY SBARRO has been an officer, a director and a principal shareholder of Sbarro since its organization in 1977, serving as Vice Chairman of our board of directors and Treasurer for more than the past five years.

     JOSEPH SBARRO has been an officer, a director and a principal shareholder of Sbarro since its organization in 1977, serving as Senior Executive Vice President and Secretary for more than the past five years.

     CARMELA SBARRO has been one of our Vice Presidents since March 1985. Mrs. Sbarro was a founder of Sbarro, together with her late husband, Gennaro Sbarro. Mrs. Sbarro devotes a substantial portion of her time to recipe and product development. Our board of directors elected Mrs. Sbarro as a director in January 1998. Mrs. Sbarro previously served as a director from March 1985 until December 1988, following which she was elected director emeritus until her reelection to our board of directors.

     ANTHONY J. MISSANO has been a Corporate Vice President for more than the past five years and was elected President of our Quick Service Division in January 2000.

     GENNARO A. SBARRO has been a Corporate Vice President for more than the past five years and was elected President of our Franchising and Licensing Division in January 2000.

     GENNARO J. SBARRO has been a Corporate Vice President for more than the past five years and was elected President of our Casual and Fine Dining Division in January 2000.

     CARMELA N. MERENDINO has been Vice President - Administration for more than the past five years.

     JOHN BERNABEO joined Sbarro in August 1992 and served in various capacities prior to his election as Vice President - Architecture and Engineering in May 1997.

     ASHRAF KILADA was elected Vice President - Risk Management and Benefits in March 2002. Mr. Kilada served as our director of Risk Management and Benefits for more than the past five years.

     STEVEN B. GRAHAM was elected Vice President in January 2000. Mr. Graham has served as our Controller for more than the past five years. Mr. Graham has been a certified public accountant in New York for over 20 years.

     HAROLD L. KESTENBAUM has been a practicing attorney in New York since 1976. He became a director of Sbarro in March 1985. Mr. Kestenbaum is also a director of RezConnect Technologies, Inc. and Uptown Restaurant Group, Inc.

     RICHARD A. MANDELL, a private investor and financial consultant, was a Managing Director of BlueStone Capital Partners, L.P., an investment banking firm, from February until April 1998 and Vice President - Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, from January 1996 until February 1998. From 1982 until June 1995, Mr. Mandell served as a Managing Director of Prudential Securities Incorporated, an investment banking firm. He became a director of Sbarro in March 1986. Mr. Mandell is also a director of MCM, Inc. and Woodworkers Warehouse, Inc.

     TERRY VINCE has been Chairman of the Board and President of Sovereign Hotels, Inc. a company that owns and manages hotels, since October 1990 and Chairman of the Board of Fame

Corp., a food service management company, since January 1994. Mr. Vince became a director of Sbarro in December 1988.

     BERNARD ZIMMERMAN has been President of Bernard Zimmerman & Co., Inc. since October 1972 and was Senior Vice President of The Zimmerman Group, Inc. from January 1991 to November 1996, two financial and management consulting firms. Mr. Zimmerman also served as President and a director of Beacon Hill Management, Inc., an advisor to Beacon Hill Mutual Fund, Inc., from December 1994 until October 1997. From September 1986 until September 1993, Mr. Zimmerman also served as Chairman and President of St. Lawrence Seaway Corp., an owner and manager of agricultural properties. Mr. Zimmerman has been a certified public accountant in New York for more than the past thirty-five years. He became a director of Sbarro in March 1985.

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

     During fiscal 2001, the Company's officers, directors and shareholders were not required to file reports under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation of our chief executive officer and other five most highly compensated persons who were serving as executive officers at the end of our 2001 fiscal year for services in all capacities to us and our subsidiaries during our 2001, 2000 and 1999 fiscal years:

                                                                                ANNUAL
NAME AND                                                                     COMPENSATION                   OTHER
PRINCIPAL POSITION                                          YEAR        SALARY          BONUS           COMPENSATION
------------------                                          ----        ------          -----           ------------

Mario Sbarro..........................................      2001      $700,000            --                  --
Chairman of the Board, President and                        2000       700,000       $ 300,000                --
      Chief Executive Officer                               1999       700,000         300,000         $2,221,987 (1)

Anthony Sbarro........................................      2001       300,000           --                  --
Vice Chairman of the Board and Treasurer                    2000       300,000         200,000               --
                                                            1999       300,000         200,000         $1,145,242 (1)

Joseph Sbarro.........................................      2001       300,000           --                  --
Senior Executive Vice President and                         2000       300,000         200,000               --
     Secretary                                              1999       300,000         200,000         $1,323,743 (1)

Anthony J. Missano....................................      2001       220,000           --                  --
Corporate Vice President and President - Quick              2000       200,000         150,000               --
     Service Division                                       1999       200,000         150,000           $348,000 (1)

Gennaro A. Sbarro.....................................      2001       220,000           --                  --
Corporate Vice President and President -                    2000       200,000         150,000               --
     Franchise and Licensing Division                       1999       200,000         150,000           $389,168 (1)

Gennaro J. Sbarro.....................................      2001       220,000           --                  --
Corporate Vice President and President -                    2000       200,000         150,000               --
     Casual and Fine Dining Division                        1999       200,000         150,000          $348,000 (1)
--------------------

(1) All option plans were terminated upon the completion of the going private transaction. All of the options held by each executive officer named in the Summary Compensation Table were terminated in the going private transaction in exchange for a cash payment equal to the number of shares subject to the options multiplied by the excess of $28.85 over the applicable option exercise price.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR.

     We did not grant any options to purchase our securities or any stock appreciation rights during fiscal 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END VALUES

     No  options  were  exercised   during  fiscal  2001  and  no  options  were
outstanding at the end of fiscal 2001.

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

     Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of $315,200 for services rendered during our 2001 fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Our board of directors does not presently have a Compensation Committee. Decisions regarding the compensation of executive officers are being made by the Executive Committee of the Board of Directors. Accordingly, Mario Sbarro, Anthony Sbarro and Joseph Sbarro, executive officers and directors, as well as Bernard Zimmerman, a director and a consultant to us, may participate in deliberations of our board concerning executive officer compensation.

     See Item 13, "Certain Relationships and Related Transactions" in this report, for information concerning related party transactions.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           -----------------------------------------------
           AND MANAGEMENT
           --------------

     The following table sets forth certain information regarding the ownership of shares of our common stock as of March 1, 2001 with respect to (1) holders known to us to beneficially own more than five percent of our outstanding common stock, (2) each of our directors, (3) our Chief Executive Officer and our five next most highly compensated executive officers and (4) all of our directors and executive officers as a group. We understand that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

                                                                SHARES BENEFICIALLY OWNED
BENEFICIAL OWNER                                                 NUMBER           PERCENT
----------------                                                 ------           -------
Mario Sbarro (1)........................................        1,524,730 (2)       21.6%
Anthony Sbarro (1)......................................        1,233,800           17.5%
Joseph Sbarro (1).......................................        1,756,022 (3)       24.9%
Trust of Carmela Sbarro (1).............................        2,497,884 (4)       35.4%
Harold L. Kestenbaum....................................               --            --
Richard A. Mandell......................................               --            --
Terry Vince.............................................               --            --
Bernard Zimmerman.......................................               --            --
Anthony J. Missano......................................           25,946 (5)        0.4%
Gennaro A. Sbarro.......................................               --            --
Gennaro J. Sbarro.......................................           25,946            0.4%
All directors and executive officers as a group
    (15 persons)........................................        7,064,328          100.0%

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

(4) The trust was created by Carmela Sbarro for her benefit and for the benefit of her descendants, including Mario, Joseph and Anthony Sbarro. The trustees of the trust are Franklin Montgomery, whose business address is 1270 Avenue of the Americas, New York, New York 10020, and Mario Sbarro. As trustees, Franklin Montgomery and Mario Sbarro may be deemed to be the beneficial owners of these shares with shared voting and dispositive power.

(5) Represents shares owned by Mr. Missano's wife. Mr. Missano disclaims beneficial ownership of these shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the caption "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in Item 11, "Executive Compensation," in this report for information concerning the participation of Messrs. Mario Sbarro, Anthony Sbarro and Joseph Sbarro in executive compensation determinations.

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

     We, our subsidiaries and the joint ventures in which we have an interest have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro for which they paid, in the aggregate, $487,825 during fiscal 2001. We believe that these services were provided on terms comparable to those that would have been available from unrelated third parties.

     During fiscal 2001, we paid cash dividends to our shareholders totaling $12.6 million including $7.6 million of distributions made pursuant to the tax payment agreement described below.

     On January 2 and 3, 2001, we loaned $200,000 to Mario Sbarro, $300,000 to Joseph Sbarro and $200,000 to Anthony Sbarro which loans were repaid on January 15, 2001 with interest at the prime rate at European American Bank (which has since been acquired by Citicorp) during the time that the loans were outstanding.

     On April 5, 2001, we loaned $3.23 million to certain of our shareholders, including: Mario Sbarro, $1.08 million, Joseph Sbarro, $1.24 million and Anthony Sbarro, $0.87 million. The related notes are payable on April 5, 2003, and bear interest at the rate of 4.63%, payable annually.

     On December 28, 2001, we loaned $2.8 million to our shareholders, including: Mario Sbarro, $0.60 million, Joseph Sbarro, $0.70 million and Anthony Sbarro, $0.49 million and the Trust of Carmela Sbarro, $0.99 million. The related notes are payable on December 28, 2004, and bear interest at the rate of 2.48%, payable annually.

     On January 15, 2002, we paid a cash dividend to our shareholders of $3.1 million as a distribution made pursuant to the tax payment agreement.

     A company owned by the daughter of Joseph Sbarro and companies owned by a son of Anthony Sbarro are parties to franchise agreements with us containing terms similar to those in agreements entered into by us with unrelated franchisees. Royalties under these agreements in fiscal 2001 were $44,000 (which, together with $40,000 of fiscal 2000 royalties, have not as yet been paid) and $88,008, respectively.

     Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of $315,200 for services during our 2001 fiscal year.

     In addition to the compensation of Mario, Anthony, Joseph, Gennaro A. and Gennaro J. Sbarro and Anthony J. Missano:

     o Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of Sbarro and serves as Vice President and a director, received $100,000 from us for services rendered during fiscal 2001; and

     o Carmela N. Merendino, a daughter of Mario Sbarro, who serves as Vice President - Administration, received $211,684 from us for services rendered during fiscal 2001.

     o Other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro who are our employees, earned an aggregate of $577,169 during fiscal 2001.

         Tax Payment Agreement

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

     We have entered into a tax payment agreement with our shareholders. The tax payment agreement permits us to make periodic tax distributions to our shareholders in amounts that are intended to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income was their pro-rata share of our taxable income and that income was taxed at the highest applicable federal and New York State marginal income tax rates. We may only make the tax distributions with respect to periods in which we are treated as an S corporation. We made distributions of $7.6 million in fiscal 2001, $3.8 million in fiscal 2000 and $3.1 million in January 2002 (with respect to fiscal 2001 taxes). We do not expect to make additional distributions in fiscal 2002 for fiscal 2001 earnings. Despite our book loss, our shareholders are expected to have taxable income in fiscal 2001 resulting from differences in the book and tax treatments of the provision for asset impairment, the non-deductability of goodwill for tax purposes and significant differences in book and tax depreciation.

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

                                     PART IV
                                     -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ----------------------------------------------------
           ON FORM 8-K
           -----------

(a)(1)     Consolidated Financial Statements

     The following consolidated financial statements of Sbarro, Inc. and the Report of Independent Auditors thereon are included in Item 8 above:

                                                                                           Page
                                                                                           ----

         Report of Independent Public Accountants                                            29

         Consolidated Balance Sheets at December 30, 2001 and
         December 31, 2000                                                              30 - 31

         Consolidated Statements of Operations for each of the fiscal years
         in the three-year period ended December 30, 2001                                    32

         Consolidated Statements of Shareholders' Equity for each of the fiscal
         years in the three-year period ended December 30, 2001                              33

         Consolidated Statements of Cash Flows for each of the fiscal years in the
         three-year period ended December 30, 2001                                      34 - 35

         Notes to Consolidated Financial Statements                                     36 - 68

(a)(2)     Financial Statement Schedules

     The following financial statement schedule is filed as a part of this Report on Page S-2: Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended December 30, 2001. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

(a)(3)     Exhibits

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

      *3.02 By-Laws of the Company, as amended. (Exhibit 3.1 to the Company's Registration Statement on Form S-4, File No. 333-90817)

      *4.01 Indenture dated as of September, 28, 1999 among the Company, the Restricted Subsidiaries of the Company named therein, as guarantors, and Firstar Bank, N.A., including the form of 11% Senior Notes of the Company to be issued upon consummation of the Exchange Offer and the form of Senior Guarantees of the Guarantors. (Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

      *4.02 Credit Agreement dated as of September 23, 1999 among the Company, European American Bank, as agent, and the Lenders party thereto (Exhibit 4.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

      *10.01(a)     Building  Lease  between  Sbarro  Enterprises,  L.P. and the
                    Company   (Exhibit  10.04  to  the  Company's   Registration
                    Statement on Form S-1, File No. 2-96807)

      *10.01(b)     Amendment dated May 4, 2000 to Building Lease between Sbarro
                    Enterprises,  L.P. and the Company, (Exhibit 10.01(b) to the
                    Company's  Annual  Report  on Form  10-K for the year  ended
                    December 30, 2001, File No. 333-90817)

      +*10.02 Form of Indemnification Agreement between the Company and each of its directors and officers. (Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-8881)

      *10.04 Tax Payment Agreement dated as of September 28, 1999 among the Company, Mario Sbarro, Joseph Sbarro, Joseph Sbarro
                    (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as Trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants (Exhibit 10.6 to the Company's Registration Statement on Form S-4, File No. 333-90817)

      12.01         Statement of computation of earnings to fixed charges

      *21.01 List of subsidiaries. (Exhibit 21.01 to the Company's Annual Report on Form 10-K for the year ended January 2, 2000, File No. 333-90817)

      99.01         Letter  dated  March  25,  2002  from  the  Company  to  the
                    Securities  and  Exchange  Commission  pursuant to Temporary
                    Note 3T of Article 3 of Regulation S-X regarding the audit of the Company's financial statements as at and for the year ended December 30, 2001 by Arthur Andersen LLP.

---------------------------
 * Incorporated by reference to the document indicated.
 + Management contract or compensatory plan.

(b)                 Reports on Form 8-K

     No Reports on form 8-K were filed by us during the fourth quarter of our fiscal year ended December 30, 2001.

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

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2002.

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

      SIGNATURE                         TITLE                           DATE
------------------------        ---------------------------       --------------


/s/ MARIO SBARRO                Chairman of the Board             March 25, 2002
------------------------        (Principal Executive Officer)
Mario Sbarro                    and Director



/s/ STEVEN B. GRAHAM            Vice President and                March 25, 2002
------------------------
Steven B. Graham                Controller (Principal
                                Accounting Officer)


/s/ JOSEPH SBARRO               Director                          March 25, 2002
------------------
Joseph Sbarro



/s/ ANTHONY SBARRO              Director                          March 25, 2002
------------------------
Anthony Sbarro


/s/ HAROLD L. KESTENBAUM        Director                          March 25, 2002
------------------------
Harold L. Kestenbaum

      SIGNATURE                         TITLE                           DATE
------------------------        ---------------------------       --------------


/s/  RICHARD A. MANDELL         Director                          March 25, 2002
------------------------
Richard A. Mandell



/s/ CARMELA SBARRO              Director                          March 25, 2002
------------------------
Carmela Sbarro


/s/ TERRY VINCE                 Director                          March 25, 2002
------------------------
Terry Vince


/s/ BERNARD ZIMMERMAN           Director                          March 25, 2002
------------------------
Bernard Zimmerman

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To Sbarro, Inc.:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Sbarro, Inc. and subsidiaries included in this filing and have issued our report thereon dated March 21, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                             /s/ Arthur Andersen LLP



New York, New York
March 21, 2002

SCHEDULE II

                          SBARRO, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                            FOR THE THREE YEARS ENDED

COLUMN A                             COLUMN B               COLUMN C                    COLUMN D           COLUMN E
--------                             --------               ---------                   --------           --------
                                                            ADDITIONS
                                                            ---------
                                     Balance           Charged         Charged to
                                        at                to              Other                           Balance at
                                     Beginning         Costs and        Accounts        Deductions           End of
Description                          of Period         Expenses         Describe        Describe           Period
-----------                          ---------         --------         ---------       ---------------     ------


December 30, 2001
-----------------

Allowance for doubtful
 accounts receivable                     $211            $   61                            ($97) (2)       $175
                                         ====            ======                            =====           ====

Provision for store closing               $50            $1,881                           ($464) (3)     $1,467
                                          ===            ======                           ======         ======



December 31, 2000
-----------------

Allowance for doubtful                                    ($120) (1)
 accounts receivable                     $419            $   60                            ($148) (2)      $211
                                         ====            ======                           ======           ====

Provision for store closing              $863            $   94                           ($907) (3)      $  50
                                         ====            ======                            =====          =====


January 2, 2000:
----------------

Allowance for doubtful
  accounts receivable                     $38              $381                                           $419
                                          ===              ====                                           ====

Provision for store closing              $105            $1,121                           ($363) (3)     $863
                                         ====            ======                           ======         ====


(1)    Collection of previously reserved receivables.
(2)    Write off of uncollectible accounts.
(3)    Payments to landlords and others for closed locations.

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NUMBER:                 DESCRIPTION
--------------                  -----------

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

      *3.02 By-Laws of the Company, as amended. (Exhibit 3.1 to the Company's Registration Statement on Form S-4, File No. 333-90817)

      *4.01 Indenture dated as of September, 28, 1999 among the Company, the Restricted Subsidiaries of the Company named therein, as guarantors, and Firstar Bank, N.A., including the form of 11% Senior Notes of the Company to be issued upon consummation of the Exchange Offer and the form of Senior Guarantees of the Guarantors. (Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

      *4.02 Credit Agreement dated as of September 23, 1999 among the Company, European American Bank, as agent, and the Lenders party thereto (Exhibit 4.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)


      *10.01(a)     Building  Lease  between  Sbarro  Enterprises,  L.P. and the
                    Company   (Exhibit  10.04  to  the  Company's   Registration
                    Statement on Form S-1, File No. 2-96807)

      *10.01(b)     Amendment dated May 4, 2000 to Building Lease between Sbarro
                    Enterprises,  L.P. and the Company, (Exhibit 10.01(b) to the
                    Company's  Annual  Report  on Form  10-K for the year  ended
                    December 30, 2001, File No. 333-90817)

      +*10.02 Form of Indemnification Agreement between the Company and each of its directors and officers. (Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-8881)

      *10.04 Tax Payment Agreement dated as of September 28, 1999 among the Company, Mario Sbarro, Joseph Sbarro, Joseph Sbarro
                    (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as Trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants (Exhibit 10.6 to the Company's Registration Statement on Form S-4, File No. 333-90817)

      12.01         Statement of computation of earnings to fixed charges

      *21.01 List of subsidiaries. (Exhibit 21.01 to the Company's Annual Report on Form 10-K for the year ended January 2, 2000, File No. 333-90817)

      99.01         Letter  dated  March  25,  2002  from  the  Company  to  the
                    Securities  and  Exchange  Commission  pursuant to Temporary
                    Note 3T of Article 3 of Regulation S-X regarding the audit of the Company's financial statements as at and for the year ended December 30, 2001 by Arthur Andersen LLP.

---------------------------
 * Incorporated by reference to the document indicated.
 + Management contract or compensatory plan.