Form 10-K/A
period 2001-12-30
SBARRO INC
filed 2002-03-28
CIK 766004

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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

     Our contractual obligations with respect to both our and the other concepts (both those in which we have a majority or minority interest), as of March 1, 2002, are as follows:


                                                                           DUE BY PERIOD
                                                     ----------------------------------------------------------
                                                       LESS
                                                       THAN                                          AFTER
CONTRACTUAL OBLIGATIONS                  TOTAL         1 YEAR       1 - 3 YEARS     4 - 5 YEARS      5 YEARS
-----------------------                  -----         ------       -----------     -----------      -------
                                                                           (IN MILLIONS)
Senior Notes (1)                       $   255.0     $     -0-     $      -0-       $      -0-      $    255.0
Mortgage Loan (2)                      $    15.8     $     0.1     $      0.3       $      0.3      $     15.2
Credit Agreement (3)                   $     -0-     $     -0-     $      -0-       $      -0-      $      -0-
Standby Letters of Credit (4)          $     3.0     $     -0-     $      -0-       $      0.1      $      2.9
Guarantees (5)                         $     7.0     $     2.0     $      0.1       $      -0-      $      4.9
Operating Leases (6)                   $   590.9     $    77.8     $    147.4       $    134.1      $    231.6


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

                                   SBARRO, INC.


                                   By: /s/ STEVEN B. GRAHAM
                                       -----------------------------------------
                                       Steven B. Graham, Vice President and
                                       Controller (Principal Accounting Officer)