Form 10-Q
period 2002-04-21
SBARRO INC
filed 2002-06-04
CIK 766004

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
---
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

FOR THE QUARTER ENDED APRIL 21, 2002            COMMISSION FILE NUMBER 333-90817

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

THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF MAY 31, 2002 WAS 7,064,328.

================================================================================

                                  SBARRO, INC.

                                 FORM 10-Q INDEX
                                 ---------------

PART I.     FINANCIAL INFORMATION                                          PAGES
            ---------------------                                          -----

Consolidated Financial Statements:

       Balance Sheets - April 21, 2002 (unaudited) and December 30, 2001.....3-4

       Statements of Operations (unaudited) - Sixteen Weeks
         ended April 21, 2002 and April 22, 2001...............................5

       Statements of Cash Flows (unaudited) - Sixteen Weeks ended
         April 21, 2002 and April 22, 2001...................................6-7

       Notes to Unaudited Consolidated Financial Statements -
         April 21, 2002.....................................................8-23

Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................24-31

Qualitative and Quantitative Disclosures of Market Risk ......................31

PART II.    OTHER INFORMATION ................................................32


                                      Pg. 2

PART 1 - FINANCIAL INFORMATION

                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                    (IN THOUSANDS EXCEPT SHARE DATA)
                                                                    --------------------------------
                                                                APRIL 21, 2002        DECEMBER 30, 2001
                                                                --------------        -----------------
                                                                 (UNAUDITED)
CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                                       $ 22,558                $ 36,952
   RESTRICTED CASH FOR UNTENDERED SHARES (NOTE 3)                        43                      45
   RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL
      ACCOUNTS OF $175:
      FRANCHISEE                                                      1,806                   2,162
      OTHER                                                           3,000                   2,797
                                                                   --------                --------
                                                                      4,806                   4,959

   INVENTORIES                                                        3,048                   3,537
   LOANS RECEIVABLE FROM SHAREHOLDERS (NOTE 8)                        3,232                      --
   PREPAID EXPENSES                                                   3,389                   1,242
                                                                   --------                --------
      TOTAL CURRENT ASSETS                                           37,076                  46,735

PROPERTY AND EQUIPMENT, NET                                         126,681                 132,303

INTANGIBLE ASSETS:
  TRADEMARKS AND TRADENAMES, NET (NOTE 2)                           195,916                 195,916
  GOODWILL, NET (NOTE 2)                                              9,204                   9,204
  DEFERRED FINANCING COSTS, NET                                       7,377                   7,707

LOANS RECEIVABLE FROM SHAREHOLDERS (NOTE 8)                           2,800                   6,032

OTHER ASSETS                                                          6,894                   6,865
                                                                   --------                --------
                                                                   $385,948                $404,762
                                                                   ========                ========


                                   (CONTINUED)


                                      PG. 3

                          SBARRO, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                        (IN THOUSANDS EXCEPT SHARE DATA)
                                                       -----------------------------------
                                                       APRIL 21, 2002    DECEMBER 30, 2001
                                                       --------------    -----------------
                                                        (UNAUDITED)
CURRENT LIABILITIES:
   AMOUNTS DUE FOR UNTENDERED SHARES                       $     43         $     45
   ACCOUNTS PAYABLE                                           8,372            9,107
   ACCRUED EXPENSES                                          17,268           24,648
   ACCRUED INTEREST PAYABLE (NOTE 5)                          2,787            8,181
   CURRENT PORTION OF MORTGAGE PAYABLE                          145              140
                                                           --------         --------
      TOTAL CURRENT LIABILITIES                              28,615           42,121

DEFERRED RENT                                                 8,652            8,479

LONG-TERM DEBT, NET OF ORIGINAL ISSUE
     DISCOUNT (NOTE 5)                                      267,783          267,718

CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY:
   PREFERRED STOCK, $1 PAR VALUE; AUTHORIZED
     1,000,000 SHARES; NONE ISSUED                               --               --
   COMMON STOCK, $.01 PAR VALUE; AUTHORIZED
     40,000,000 SHARES; ISSUED AND OUTSTANDING
     7,064,328 SHARES AT APRIL 21, 2002 AND
     DECEMBER 30, 2001                                           71               71
   ADDITIONAL PAID-IN CAPITAL                                    10               10
   RETAINED EARNINGS                                         80,817           86,363
                                                           --------         --------
                                                             80,898           86,444
                                                           --------         --------
                                                           $385,948         $404,762
                                                           ========         ========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                      PG. 4

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                              (IN THOUSANDS)
                                                    ----------------------------------
                                                        FOR THE SIXTEEN WEEKS ENDED:
                                                    ----------------------------------
                                                    APRIL 21, 2002     APRIL 22, 2001
                                                    --------------     ---------------
REVENUES:
   RESTAURANT SALES                                    $ 100,769         $ 107,706
   FRANCHISE RELATED INCOME                                2,743             3,192
   REAL ESTATE AND OTHER                                   1,694             1,848
                                                       ---------         ---------
    TOTAL REVENUES                                       105,206           112,746
                                                       ---------         ---------
COSTS AND EXPENSES:
   RESTAURANT OPERATING EXPENSES:
    COST OF FOOD AND PAPER PRODUCTS                       20,008            21,928
    PAYROLL AND OTHER EMPLOYEE BENEFITS                   28,489            30,311
    OTHER OPERATING COSTS                                 35,717            36,120
   DEPRECIATION AND AMORTIZATION (NOTE 2)                  6,824             9,600
   GENERAL AND ADMINISTRATIVE                              7,155             9,584
   PROVISION FOR RESTAURANT CLOSINGS                         124                75
                                                       ---------         ---------
    TOTAL COSTS AND EXPENSES                              98,317           107,618
                                                       ---------         ---------
OPERATING INCOME BEFORE MINORITY INTEREST                  6,889             5,128
MINORITY INTEREST                                            (19)                8
                                                       ---------         ---------
    OPERATING INCOME                                       6,870             5,136
                                                       ---------         ---------
OTHER INCOME (EXPENSE):
   INTEREST EXPENSE (NOTE 5)                              (9,574)           (9,648)
   INTEREST INCOME                                           154               392
   EQUITY IN NET INCOME OF
      UNCONSOLIDATED AFFILIATES                              261                86
                                                       ---------         ---------
    NET OTHER EXPENSE                                     (9,159)           (9,170)
                                                       ---------         ---------
LOSS BEFORE INCOME TAXES                                  (2,289)           (4,034)
INCOME TAXES (NOTE 6)                                        132                75
                                                       ---------         ---------
NET LOSS                                               $  (2,421)        $  (4,109)
                                                       =========         =========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                      PG. 5

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                              (IN THOUSANDS)
                                                    ----------------------------------
                                                        FOR THE SIXTEEN WEEKS ENDED:
                                                    ----------------------------------
                                                    APRIL 21, 2002     APRIL 22, 2001
                                                    --------------     ---------------
OPERATING ACTIVITIES:

NET LOSS                                               $ (2,421)         $ (4,109)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                         7,271            10,049
    INCREASE IN DEFERRED RENT, NET                          262               (94)
    MINORITY INTEREST                                        19                (8)
    EQUITY IN NET INCOME OF
      UNCONSOLIDATED AFFILIATE                             (261)              (86)
    DIVIDENDS RECEIVED FROM
      UNCONSOLIDATED AFFILIATE                              311               244

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    DECREASE (INCREASE) IN RECEIVABLES                      154              (244)
    DECREASE IN INVENTORIES                                 490               465
    INCREASE IN PREPAID EXPENSES                         (2,147)           (2,247)
    DECREASE IN OTHER ASSETS                                 --               285
    DECREASE IN ACCOUNTS PAYABLE
      AND ACCRUED EXPENSES                               (7,786)           (7,369)
    DECREASE IN ACCRUED INTEREST PAYABLE                 (5,394)           (5,298)
                                                       --------          --------
NET CASH USED IN OPERATING ACTIVITIES                    (9,502)           (8,412)


                                   (CONTINUED)


                                      PG. 6

                          SBARRO, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                              (IN THOUSANDS)
                                                    ----------------------------------
                                                        FOR THE SIXTEEN WEEKS ENDED:
                                                    ----------------------------------
                                                    APRIL 21, 2002     APRIL 22, 2001
                                                    --------------     ---------------
INVESTING ACTIVITIES:

PURCHASES OF PROPERTY AND EQUIPMENT                    $ (1,721)         $ (5,526)
                                                       --------          --------
  NET CASH USED IN INVESTING ACTIVITIES                  (1,721)           (5,526)
                                                       --------          --------

FINANCING ACTIVITIES:

MORTGAGE PRINCIPAL REPAYMENTS                               (46)              (42)
PURCHASE OF MINORITY INTEREST                                --            (1,000)
LOANS TO SHAREHOLDERS                                        --            (3,932)
REPAYMENT OF SHAREHOLDER LOANS                               --               700
TAX DISTRIBUTIONS RELATED TO THE PRIOR FISCAL
   YEAR                                                  (3,125)           (7,564)
DIVIDENDS                                                    --            (5,000)
                                                       --------          --------
   NET CASH USED IN FINANCING ACTIVITIES                 (3,171)          (16,838)
                                                       --------          --------

DECREASE IN CASH AND CASH EQUIVALENTS                   (14,394)          (30,776)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                36,952            42,319
                                                       --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 22,558          $ 11,543
                                                       ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR INCOME TAXES           $    340          $    523
                                                       ========          ========
CASH PAID DURING THE PERIOD FOR INTEREST               $ 14,497          $ 14,491
                                                       ========          ========



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                      PG. 7

                          SBARRO, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at April 21, 2002 and our consolidated results of operations and cash flows for the sixteen week periods ended April 21, 2002 and April 22, 2001 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

     Certain items in the financial statements presented have been reclassified to conform to the fiscal 2002 presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS:

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 became effective with respect to us with the beginning of fiscal 2002. SFAS No. 142 requires that the amortization of goodwill (which resulted in a charge to earnings of $1.7 million for the first sixteen weeks of the 2001 fiscal year) cease on December 31, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. We are currently in the process of completing our preliminary evaluations of goodwill and intangible assets (trademarks and tradenames) with indefinite lives acquired prior to July 1, 2001 ($205.2 million, net of accumulated amortization of $19.3 million, at April 21, 2002). We do not believe that the evaluations will have a material impact on our financial position and results of operations.


                                      Pg. 8

                          SBARRO, INC. AND SUBSIDIARIES

2.   RECENT ACCOUNTING PRONOUNCEMENTS:

     The effect of the adoption of SFAS No. 142 on the reported net loss for the prior period is as follows:


                                                                          Sixteen Weeks Ended
                                                                          -------------------
                                                                    April 21, 2002   April 22, 2001
                                                                    --------------   --------------
                                                                            (in thousands)
     Reported net loss                                                 $(2,421)         $(4,109)
     Add back: Amortization  of  goodwill  and  intangible  assets
     with indefinite lives                                                  --            1,671
                                                                       -------          -------

     Adjusted net loss                                                 $(2,421)         $(2,438)
                                                                       =======          =======


     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. SFAS No. 143 became effective with respect to us with the beginning of fiscal 2002 and is not expected to have a material effect on our operations.

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 became effective with respect to us with the beginning of fiscal 2002. The adoption of SFAS No. 144 has not had a material impact on our financial position and operating results. We will continue to assess impairment of the assets of our restaurants on a restaurant-by-restaurant basis.

3.   UNTENDERED SHARES:

     During the second quarter of fiscal 2001, the funds remaining for untendered shares that had been held by a third party paying agent were returned to us. We will hold such funds until the related shares are tendered or escheated to the appropriate jurisdiction. At April 21, 2002, there was $43,000 being held by us for such untendered shares that is shown as restricted cash and amounts due for untendered shares in the consolidated balance sheet.


                                      Pg. 9

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   EFFECT OF EVENTS OF SEPTEMBER 11, 2001:

     As a result of the events of September 11, 2001, a Sbarro-owned location, as well as a franchise location, that had operated in the World Trade Center in New York City were destroyed. Although the Sbarro-owned location generated high sales revenues and operating income, the effect on the results for the first quarter of fiscal 2002 was not material to consolidated results as a whole. The franchise location did not generate significant royalty revenues. In addition, a number of airports were closed due to the events of September 11 causing airport Sbarro-owned and franchise units to close for periods of time and those airport locations and a number of downtown locations have continued to experience a period of reduced sales through the first quarter of fiscal 2002.

     We are fully insured for the cost of the assets destroyed at the Company location. The estimated amount of the expected recovery is included in accounts receivable as of April 21, 2002. In addition, we expect to recover lost income from our business interruption insurance coverage but, under applicable accounting principles, we have not reflected any estimated recoveries in our financial statements. In May 2002, we received a $1.5 million advance against our claims.

5.   LONG-TERM DEBT:

     The cost of our "going private" merger in September 1999 was partially funded by the placement of $255.0 million of 11.0% Senior Notes due September 15, 2009.

     We also entered into a Credit Agreement that provides us with an unsecured senior revolving credit facility that enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30.0 million, including a $10.0 million sublimit for standby letters of credit. No borrowings were outstanding under this credit facility, but $1.9 million of standby letters of credit were outstanding, as of April 21, 2002. We obtained a waiver of compliance for fiscal 2001 from certain required ratios under the Credit Agreement and the ratios for fiscal 2002 and fiscal 2003 were revised.

     Each of our Restricted Subsidiaries (as defined in the Senior Note Indenture) and our current guaranteeing subsidiaries (as defined in the Credit Agreement) have agreed to, and future Restricted Subsidiaries and guaranteeing subsidiaries are to, jointly, severally, unconditionally and irrevocably guarantee our obligations under the Senior Note Indenture and Credit Agreement, respectively, on a joint and several basis.

     In March 2000, one of our Restricted Subsidiaries and guaranteeing subsidiaries obtained a $16.0 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million.


                                     Pg. 10

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   LONG-TERM DEBT (CONTINUED):

     We were in compliance with the various covenants in the Indenture for the Senior Notes, the Credit Agreement and the Mortgage as of April 21, 2002.

6.   INCOME TAXES:

     We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, and, where applicable and permitted, under similar state and local income tax provisions. Accordingly, we do not pay federal and, with certain limited exceptions, state and local income taxes for periods for which we are treated as an S corporation. Rather, our shareholders include their pro-rata share of our taxable income on their individual income tax returns and thus are required to pay taxes on their respective share of our taxable income, whether or not it is distributed to them.

     In connection with the going private transaction and the related financing, we entered into a tax payment agreement with our shareholders. The tax payment agreement permits us to make periodic tax distributions to our shareholders in amounts intended to approximate the income taxes, including estimated taxes, that would be payable by them if their only income were their pro-rata share of our taxable income and that income was taxed at the highest applicable federal and New York state marginal income tax rates. We may only make the tax distributions with respect to periods in which we are treated as an S corporation for income tax purposes.

     During the sixteen weeks ended April 21, 2002, we made tax distributions, based on our tax basis income for fiscal 2001, of $3.1 million compared to $7.6 million of tax distributions, based on our tax basis income for fiscal 2000, during the sixteen weeks ended April 22, 2001.

7.   COMPREHENSIVE INCOME:

     The Company's operations did not give rise to any items includible in comprehensive income that were not already included in net income for either of the sixteen week periods ended April 21, 2002 or April 22, 2001.

8.   RELATED PARTY TRANSACTIONS:

     On April 5, 2001, we loaned $3.23 million to certain of our shareholders, including: Mario Sbarro, $1.08 million; Joseph Sbarro, $1.24 million; and Anthony Sbarro, $0.87 million. The related notes are payable on April 5, 2003, and bear interest at the rate of 4.63% per annum, payable annually.

     On December 28, 2001, we loaned $2.8 million to our shareholders, including: Mario Sbarro, $0.60 million; Joseph Sbarro, $0.70 million; Anthony Sbarro, $0.49 million; and the Trust of


                                     Pg. 11

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   RELATED PARTY TRANSACTIONS:

     Carmela Sbarro, $0.99 million. The related notes are payable on December 28, 2004, and bear interest at the rate of 2.48% per annum, payable annually.

9.   CONTINGENCIES:

     On December 20, 1999, twelve current and former general managers of Sbarro restaurants in California amended a complaint against us filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the court denied the motion. We believe that we have substantial defenses to the claims and are vigorously defending this action.

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

     On March 22, 2002, five former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Los Angeles County. The complaint alleges that the plaintiffs were illegally required to perform labor services without proper premium overtime compensation from at least May of 1999. The plaintiffs are seeking actual damages, punitive damages and attorney's fees and costs, each in unspecified amounts. In addition, plaintiffs have requested class action status for all managerial employees who worked overtime and/or were not otherwise paid regular wages due and owing from May 1999 to present. We believe that we have substantial defenses to the claims and are vigorously defending this action.

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

     The following condensed consolidating financial information presents:

     (1) Condensed consolidating balance sheets as of April 21, 2002 (unaudited) and December 30, 2001 and statements of income and cash flows for the fiscal quarters ended April 21, 2002 (unaudited) and April 22, 2001 (unaudited) of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) the Company on a consolidated basis, and

     (2) Elimination entries necessary to consolidate Sbarro, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

     The principal elimination entries eliminate intercompany balances and transactions.

     Investments in subsidiaries are accounted for by the parent on the cost method.


                                     Pg. 13

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                           CONSOLIDATING BALANCE SHEET
                              AS OF APRIL 21, 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS


                                                         GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------      ------------     ------------    ------------       -----
Current assets:
  Cash and cash equivalents               $  16,930     $   4,064         $   1,564                       $  22,558
  Restricted cash for untendered shares          43            --                --                              43
  Receivables less allowance for
    doubtful accounts of $175:
    Franchise                                 1,806            --                --                           1,806
    Other                                     2,239           626               135                           3,000
                                          ---------     ---------         ---------                       ---------
                                              4,045           626               135                           4,806

  Inventories                                 1,167         1,586               295                           3,048
  Loans receivable from shareholders          3,232            --                --                           3,232
  Prepaid expenses                            2,671           623                95                           3,389
                                          ---------     ---------         ---------                       ---------
    Total current assets                     28,088         6,899             2,089                          37,076

Intercompany receivables                     12,733       288,723                --        $(301,456)            --

Investment in subsidiaries                   65,469            --                --          (65,469)            --

Property and equipment, net                  44,626        70,373            11,682               --        126,681

Intercompany receivables - long term          3,608            --                --           (3,608)            --

Intangible assets:
  Trademarks and tradenames, net            195,916            --                --               --        195,916
  Goodwill, net                               9,204            --                --               --          9,204
  Deferred financing costs, net               7,200           297                --             (120)         7,377

Loans receivable from shareholders            2,800            --                --               --          2,800

Other assets                                  8,225         1,642              (616)          (2,357)         6,894
                                          ---------     ---------         ---------        ---------      ---------

                                          $ 377,869     $ 367,934         $  13,155        $(373,010)     $ 385,948
                                          =========     =========         =========        =========      =========



                                     Pg. 14

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                           CONSOLIDATING BALANCE SHEET
                              AS OF APRIL 21, 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                       LIABILITIES AND SHAREHOLDERS EQUITY


                                                         GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------      ------------     ------------    ------------       -----
Current liabilities:
  Amounts due for untendered shares       $      43                                                       $      43
  Accounts payable                            7,461     $     161         $     750                           8,372
  Accrued expenses                           13,909           499             2,860                          17,268
  Accrued interest payable                    2,787            --                --                           2,787
  Current portion of mortgage payable            --           145                --                             145
                                          ---------     ---------         ---------                       ---------
    Total current liabilities                24,200           805             3,610                          28,615

Intercompany payables                       288,723            --            12,733        $(301,456)            --

Deferred rent                                 7,783            --               869               --          8,652

Long-term debt, net of
  original issue discount                   252,186        15,597                --               --        267,783

Intercompany payables - long term                --         3,608                --           (3,608)            --

Shareholders' equity (deficit):
  Preferred stock, $1 par value;
    authorized 1,000,000 shares; none
    issued                                       --            --                --               --             --
  Common stock, $.01 par value:
    authorized 40,000,000 shares;
    issued and outstanding 7,064,328
    shares                                       71            --                --               --             71
  Additional paid-in capital                     10        65,469             2,477          (67,946)            10
  Retained earnings (deficit)              (195,104)      282,455            (6,534)              --         80,817
                                          ---------     ---------         ---------        ---------      ---------

                                           (195,023)      347,924            (4,057)         (67,946)        80,898
                                          ---------     ---------         ---------        ---------      ---------

                                          $ 377,869     $ 367,934         $  13,155        $(373,010)     $ 385,948
                                          =========     =========         =========        =========      =========



                                     Pg. 15

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.      GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 30, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                     ASSETS


                                                         GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------      ------------     ------------    ------------       -----
Current assets:
  Cash and cash equivalents               $  29,673     $   5,437         $   1,842                       $  36,952
  Restricted cash for untendered shares          45            --                --                              45
  Receivables less allowance for
    doubtful accounts of $175:
    Franchise                                 2,162            --                --                           2,162
    Other                                     2,069           613               115                           2,797
                                          ---------     ---------         ---------                       ---------
                                              4,231           613               115                           4,959

  Inventories                                 1,413         1,771               353                           3,537
  Prepaid expenses                            1,916          (530)             (144)                          1,242
                                          ---------     ---------         ---------                       ---------
    Total current assets                     37,278         7,291             2,166                          46,735

Intercompany receivables                     12,079       281,438                --        $(293,517)            --

Investment in subsidiaries                   65,469            --                --          (65,469)            --

Property and equipment, net                  46,554        73,659            12,090               --        132,303

Intercompany receivables - long term          3,900            --                --           (3,900)            --

Intangible assets:
  Trademarks and tradenames, net            195,916            --                --               --        195,916
  Goodwill, net                               9,204            --                --               --          9,204
  Deferred financing costs, net               7,398           309                --               --          7,707

Loans receivable from shareholders            6,032            --                --               --          6,032

Other assets                                  8,065         1,852              (576)          (2,476)         6,865
                                          ---------     ---------         ---------        ---------      ---------
                                          $ 391,895     $ 364,549         $  13,680        $(365,362)     $ 404,762
                                          =========     =========         =========        =========      =========



                                     Pg. 16

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 30, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)
                       LIABILITIES AND SHAREHOLDERS EQUITY


                                                         GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------      ------------     ------------    ------------       -----
Current liabilities:
  Amounts due for untendered shares       $      45                                                       $      45
  Accounts payable                            8,014     $     164         $     929                           9,107
  Accrued expenses                           19,392         1,824             3,432                          24,648
  Accrued interest payable                    8,181            --                --                           8,181
  Current portion of mortgage payable            --           140                --                             140
                                          ---------     ---------         ---------                       ---------
    Total current liabilities                35,632         2,128             4,361                          42,121

Intercompany payables                       281,438            --            12,078        $(293,516)            --

Deferred rent                                 7,512            --               967               --          8,479

Long-term debt, net of
  original issue discount                   252,070        15,648                --               --        267,718

Intercompany payables - long term                --         3,900                --           (3,900)            --

Shareholders' equity (deficit):
  Preferred stock, $1 par value;
    authorized 1,000,000 shares; none
    issued                                       --            --                --               --             --
  Common stock, $.01 par value:
    authorized 40,000,000 shares;
    issued and outstanding 7,064,328
    shares                                       71            --                --               --             71
  Additional paid-in capital                     10        65,469             2,477          (67,946)            10
  Retained earnings (deficit)              (184,838)      277,404            (6,203)              --         86,363
                                          ---------     ---------         ---------        ---------      ---------

                                           (184,757)      342,873            (3,726)         (67,946)        86,444
                                          ---------     ---------         ---------        ---------      ---------

                                          $ 391,895     $ 364,549         $  13,680        $(365,362)     $ 404,762
                                          =========     =========         =========        =========      =========



                                     Pg. 17

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIXTEEN WEEKS ENDED APRIL 21, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------      ------------     ------------    ------------       -----

Revenues:
  Restaurant sales                        $  41,413     $  52,203         $   7,153                       $ 100,769
  Franchise related income                    2,743            --                --                           2,743
  Real estate and other                         809         1,161                --        $    (276)         1,694
  Intercompany charges                           --         4,050                --           (4,050)            --
                                          ---------     ---------         ---------        ---------      ---------
         Total revenues                      44,965        57,414             7,153           (4,326)       105,206
                                          ---------     ---------         ---------        ---------      ---------
Cost and expenses:
  Restaurant operating expenses:
       Cost of food and paper products        7,378        10,754             1,876               --         20,008
       Payroll and other employee
         benefits                            10,722        15,170             2,597               --         28,489
       Other operating costs                 14,781        18,417             2,519               --         35,717
  Depreciation and amortization               2,927         3,532               365               --          6,824
  General and administrative                  3,600         3,728               103             (276)         7,155
  Provision for restaurant closings             100            --                24               --            124
  Intercompany charges                        4,050            --                --           (4,050)            --
                                          ---------     ---------         ---------        ---------      ---------
       Total costs and expenses              43,558        51,601             7,484           (4,326)        98,317
                                          ---------     ---------         ---------        ---------      ---------

Operating income (loss) before minority
  interest                                    1,407         5,813              (331)              --          6,889
Minority interest                                --            --               (19)              --            (19)
                                          ---------     ---------         ---------        ---------      ---------
Operating income (loss)                       1,407         5,813              (350)              --          6,870
                                          ---------     ---------         ---------        ---------      ---------

Other (expense) income:
  Interest expense                           (9,121)         (453)               --               --         (9,574)
  Interest income                               154            --                --               --            154
  Equity in net income  of
    unconsolidated affiliates
                                                261            --                --               --            261
                                          ---------     ---------         ---------        ---------      ---------

Net other expense                            (8,706)         (453)               --               --         (9,159)
                                          ---------     ---------         ---------        ---------      ---------

Income (loss) before income taxes            (7,299)        5,360              (350)              --         (2,289)
Income taxes (benefit)                         (158)          309               (19)              --            132
                                          ---------     ---------         ---------        ---------      ---------

Net income (loss)                         $  (7,141)    $   5,051         $    (331)       $      --      $  (2,421)
                                          =========     =========         =========        =========      =========



                                     Pg. 18

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIXTEEN WEEKS ENDED APRIL 22, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------      ------------     ------------    ------------       -----
Revenues:
  Restaurant sales                        $  44,862     $  54,587             8,257                       $ 107,706
  Franchise related income                    3,192            --                --                           3,192
  Real estate and other                         802         1,046                --                           1,848
  Intercompany charges                           --         3,806                --        $  (3,806)            --
                                          ---------     ---------         ---------        ---------      ---------
         Total revenues                      48,856        59,439             8,257           (3,806)       112,746
                                          ---------     ---------         ---------        ---------      ---------

Cost and expenses:
  Restaurant operating expenses:
       Cost of food and paper products        8,237        11,439             2,252               --         21,928
       Payroll and other employee
         benefits                            11,886        15,615             2,810               --         30,311
       Other operating costs                 15,047        18,140             2,933               --         36,120
  Depreciation and amortization               4,981         4,171               448               --          9,600
  General and administrative                  4,502         4,778               304               --          9,584
  Provision for restaurant closings              75            --                --               --             75
  Intercompany charges                        3,806            --                --           (3,806)            --
                                          ---------     ---------         ---------        ---------      ---------
       Total costs and expenses              48,534        54,143             8,747           (3,806)       107,618
                                          ---------     ---------         ---------        ---------      ---------

Operating income (loss) before minority
  interest                                      322         5,296              (490)              --          5,128
Minority interest                                --            --                 8               --              8
                                          ---------     ---------         ---------        ---------      ---------
Operating income (loss)                         322         5,296              (482)              --          5,136
                                          ---------     ---------         ---------        ---------      ---------

Other (expense) income:
  Interest expense                           (9,190)         (458)             (470)             470         (9,648)
  Interest income                               862            --                --             (470)           392
  Equity in net income  of
    unconsolidated affiliates                    86            --                --               --             86
                                          ---------     ---------         ---------        ---------      ---------

Net other expense                            (8,242)         (458)             (470)              --         (9,170)
                                          ---------     ---------         ---------        ---------      ---------

Income (loss) before income taxes            (7,920)        4,838              (952)              --         (4,034)
Income taxes (benefit)                          (49)          154               (30)              --             75
                                          ---------     ---------         ---------        ---------      ---------

Net income (loss)                         $  (7,871)    $   4,684         $    (922)       $      --      $  (4,109)
                                          =========     =========         =========        =========      =========



                                     Pg. 19

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIXTEEN WEEKS ENDED APRIL 21, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         GUARANTOR       NONGUARANTOR                    CONSOLIDATED
OPERATING ACTIVITIES:                       PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
--------------------                        ------      ------------     ------------    ------------       -----
Net (loss) income                         $ (7,141)     $  5,051          $   (331)                       $ (2,421)
Adjustments to reconcile net (loss)
  income to net cash (used in) provided
  by operating activities:
    Depreciation and amortization            3,362         3,544               365                           7,271
    Increase in deferred rent, net             272           (54)               44                             262
    Minority interest                           --            --                19                              19
    Equity in income of
     unconsolidated affiliates                (261)           --                --                            (261)
    Dividends received from
     unconcolidated affiliates                 311            --                --                             311
    Changes in operating assets
     and liabilities:
     Decrease (increase) in receivables        187           (13)              (20)                            154
     Decrease in inventories                   246           186                58                             490
     Increase in prepaid assets               (755)       (1,153)             (239)                         (2,147)
     (Increase) decrease in other assets      (183)          264                39         $   (120)            --
     (Decrease) increase in accounts
       payable and accrued expenses         (5,854)       (1,162)             (890)             120         (7,786)
     Decrease in accrued interest
       payable                              (5,394)           --                --               --         (5,394)
                                          --------      --------          --------         --------       --------
Net cash (used in) provided by
  operating activities                     (15,210)        6,663              (955)              --         (9,502)

Investing activities:
---------------------

Purchases of property and equipment         (1,347)         (416)               42               --         (1,721)
                                          --------      --------          --------         --------       --------
Net cash (used in) provided by
     investing activities                   (1,347)         (416)               42               --         (1,721)



                                     Pg. 20

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIXTEEN WEEKS ENDED APRIL 21, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------      ------------     ------------    ------------       -----
Financing activities:
---------------------
Mortgage principal repayments                   --           (46)               --            --               (46)
Distributions to shareholders               (3,125)           --                --            --            (3,125)
Intercompany balances                        6,939        (7,574)              635            --                --
                                          --------      --------          --------       -------          --------
Net cash (used in) provided
  by financing activities                    3,814        (7,620)              635            --            (3,171)
                                          --------      --------          --------       -------          --------

Decrease in cash and
 cash equivalents                          (12,743)       (1,373)             (278)           --           (14,394)
Cash and cash equivalents at
 beginning of period                        29,673         5,437             1,842            --            36,952
                                          --------      --------          --------       -------          --------
Cash and cash equivalents at
 end of period                            $ 16,930      $  4,064          $  1,564            --          $ 22,558
                                          ========      ========          ========       =======          ========

Supplemental disclosure of cash flow
 information:
Cash paid during the period for
 income taxes                             $    233      $    107          $     --            --          $    340
                                          ========      ========          ========       =======          ========
Cash paid during the period for           $ 14,055      $    442          $     --            --          $ 14,497
                                          ========      ========          ========       =======          ========



                                     Pg. 21

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIXTEEN WEEKS ENDED APRIL 22, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         GUARANTOR       NONGUARANTOR                    CONSOLIDATED
OPERATING ACTIVITIES                        PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
--------------------                        ------      ------------     ------------    ------------       -----
Net (loss) income                         $ (7,871)     $  4,684          $   (922)                       $ (4,109)
Adjustments to reconcile net (loss)
  income to net cash (used in)
  provided  by operating activities:
  Depreciation and amortization              5,417         4,184               448                          10,049
  Increase in deferred rent, net                 6          (100)               --                             (94)
  Minority interest                             --            --                (8)                             (8)
  Equity in income of unconsolidated
   affiliates                                  (86)           --                --                             (86)
  Dividends received from
   unconsolidated affiliates                   244            --                --                             244
  Changes in operating assets and
   liabilities:
   (Increase) decrease in receivables         (504)          255                 5                            (244)
   Decrease in inventories                     199           235                31                             465
   (Increase) decrease in prepaid
   expenses                                 (1,577)         (672)                2                          (2,247)
   (Increase) decrease in other assets       1,594        (1,388)               79                             285
   (Decrease) increase in accounts
   payable and accrued expenses             (7,932)        1,169              (606)                         (7,369)
   Decrease in accrued interest payable     (5,298)           --                --                          (5,298)
                                          --------      --------          --------                        --------
Net cash (used in) provided by
 operating activities                      (15,808)        8,367              (971)                         (8,412)

Investing activities:
---------------------
Purchase of property and equipment          (1,954)       (2,627)             (945)                         (5,526)
                                          --------      --------          --------                        --------

Net cash used in investing activities       (1,954)       (2,627)             (945)                         (5,526)



                                     Pg. 22

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIXTEEN WEEKS ENDED APRIL 22, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                            PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------      ------------     ------------    ------------       -----
Financing activities:
Mortgage principal repayments                           $    (42)                                         $    (42)
Purchase of minority interest             $ (1,000)           --                                            (1,000)
Loan to shareholders                        (3,932)           --                                            (3,932)
Repayment to shareholder loans                 700            --                                               700
Distributions to shareholders              (12,564)           --                                           (12,564)
Intercompany balances                        3,843        (5,772)         $  1,929                              --
                                          --------      --------          --------                        --------
Net cash (used in) provided
  by financing activities                  (12,953)       (5,814)            1,929                         (16,838)
                                          --------      --------          --------                        --------

(Decrease) increase in cash and
  cash equivalents                         (30,715)          (74)               13                         (30,776)
Cash and cash equivalents at
  beginning of period                       36,962         4,232             1,125                          42,319
                                          --------      --------          --------                        --------
Cash and cash equivalents at
  end of period                           $  6,247      $  4,158          $  1,138                        $ 11,543
                                          ========      ========          ========                        ========

Supplemental disclosure of cash flow
  information:
Cash paid during the period for
  income taxes                            $    123      $    393          $      7                        $    523
                                          ========      ========          ========                        ========

Cash paid during the period for
  interest                                $ 14,033      $    458          $     --                        $ 14,491
                                          ========      ========          ========                        ========



                                     Pg. 23

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:


                                             16 WEEKS     16 WEEKS             FISCAL YEAR
                                              ENDED        ENDED           -------------------
                                             04/21/02     04/22/01         2001           2000
                                             --------     --------         ----           ----
Company-owned restaurants:
 Opened during period                           2              1              9             13
 Acquired from (sold to)
  franchisees during period-net                --             --             --              1
 Closed during period                         (11)           (14)           (43)           (16)
                                             ----           ----           ----           ----
 Open at end of period (1)                    593            623            602            636

Franchised restaurants:
 Opened during period                           7              8             42             36
 Purchased from (sold to)
  Company during period-net                    --             --             --             (1)
 Closed or terminated during period            (8)            (2)           (20)           (18)
                                             ----           ----           ----           ----
 Open at end of period                        324            309            325            303

All restaurants:
 Opened during period                           9              9             51             49
 Closed or terminated during period           (19)           (16)           (63)           (34)
                                             ----           ----           ----           ----
 Open at end of period (1)                    917            932            927            939

Kiosks (all franchised) open at
  end of period                                 4              5              4              5


----------
(1) Excludes 34, 34, 37 and 33 new concept units as of April 21, 2002, April 22, 2001, the end of fiscal 2001 and the end of fiscal 2000, respectively.


                                     Pg. 24

Our business is subject to seasonal fluctuations, the effect of weather and economic conditions and consumer confidence in shopping safety. Earnings have been highest in our fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. Historically, the fourth fiscal quarter has accounted for approximately 40% of annual operating net income before amortization of intangible assets. This percentage fluctuates due to the length of the holiday shopping period between Thanksgiving and New Year's Day, the number of weeks in our fourth quarter, weather and economic conditions.

Our consolidated EBITDA for the sixteen weeks ended April 21, 2002 was $14.0 million and our EBITDA margin was 13.3%, compared to $14.8 million and 13.1%, respectively, for the sixteen weeks ended April 22, 2001. EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA margin represents EBITDA divided by total revenues. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles ("GAAP") or as a measure of a company's profitability or liquidity. Rather, EBITDA is presented because it is a widely accepted supplemental financial measure, and we believe that it provides relevant and useful information. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

Restaurant sales from Sbarro-owned quick service units and consolidated other concept units decreased 6.4% to $100.8 million for the sixteen weeks ended April 21, 2002 from $107.7 million in the sixteen weeks ended April 22, 2001. The decrease in sales reflects $5.9 million of lower sales of Sbarro quick service units and $1.0 million of lower sales of consolidated other concept units. Of the decline in Sbarro quick service unit restaurant sales, approximately $4.1 million resulted from a 4.4% decrease in comparable unit sales to $89.6 million. We believe this decline was attributable to a reduction in shopping mall traffic related to the general economic downturn in the United States and the further impact of the events of September 11, 2001 offset, in part, by price increases of 0.7% and 3.3% implemented in late March 2001 and mid-June 2001, respectively. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal years. Since the end of the first quarter of fiscal 2001, we closed 34 more units than we opened (including nine more units closed than opened during the first quarter of fiscal 2002), causing the remaining $1.8 million net reduction in Sbarro quick service unit sales. The units closed since the beginning of fiscal 2001, with the exception of our high volume owned unit destroyed in the collapse of the World Trade Center on September 11, 2001, were generally low volume units that did not have a material impact on our results of operations. In addition, during the first quarter of fiscal 2002, we closed three consolidated other concept units, which resulted in a net sales reduction of $1.0 million from sales at those locations in the first quarter of fiscal 2001.

Excluding approximately $0.3 million related to the termination of an area development agreement for Egypt during the first quarter of fiscal 2001, franchise related income decreased


                                     Pg. 25

4.5% to $2.7 million for the sixteen weeks ended April 21, 2002 from $3.2 million in the sixteen-week period ended April 22, 2001. This decrease was caused by lower non-royalty generated revenues, principally from a reduction of income recognized from existing area development agreements in the first quarter of fiscal 2002 than in the first quarter of fiscal 2001, and a reduction in comparable unit sales at both domestic and international locations offset, in part, by continuing royalties from a greater number of new unit openings during the first quarter of 2002 than during the first quarter of 2001.

Real estate and other revenues decreased 8.3% in the first fiscal quarter of 2002 from the same period in fiscal 2001 due to decreases in certain vendor rebates.

Cost of food and paper products as a percentage of restaurant sales improved to 19.9% for the sixteen weeks ended April 21, 2002 from 20.3% for the comparable 2001 fiscal period primarily due to the benefit derived from closing locations in fiscal 2002 and 2001 that were not able to function as efficiently as our other quick service locations due to their low sales volume, partially offset by slightly higher cheese prices in fiscal 2002. Cheese prices to date in the second quarter of fiscal 2002 have been significantly lower than in the comparable period in fiscal 2001.

Payroll and other employee benefits decreased by $1.8 million but these expenses, as a percentage of restaurant sales, increased to 28.3% of restaurant sales in the sixteen weeks ended April 21, 2002 from 28.1% of restaurant sales in the sixteen weeks ended April 22, 2001. This dollar decrease was primarily due to the effect of steps taken to reduce payroll costs beginning in late fiscal 2001 and the benefit derived from closing the locations in fiscal 2002 and 2001 which were not able to function as efficiently as our other quick service locations due to their low sales volume. The percentage increase was due to the reduced level of sales.

Other operating expenses increased by $0.4 million and to 35.4% of restaurant sales in the sixteen weeks ended April 21, 2002 from 33.5% in the sixteen weeks ended April 22, 2001 primarily due to increases in rent and other occupancy related expenses primarily due to the renewal of existing leases at the end of their terms at higher rental rates, compounded, in the case of the percentage of restaurant sales, by the reduced level of sales.

During the first sixteen weeks of both fiscal 2002 and 2001, we recorded a provision for restaurant closings of $0.1 million. The provision in the first quarter of fiscal 2002 relates to costs that either were not included in the provision for asset impairment recorded in the fourth quarter of fiscal 2001 or which were not absorbed by amounts received from landlords in connection with such closings. Due to the seasonal nature of the Sbarro quick service locations, we generally measure asset impairment of our store locations after our full fiscal year results, unless impairment indications arise earlier.

Depreciation and amortization expense decreased by $2.8 million for the first quarter of fiscal 2002 from the same period in fiscal 2001. The reduction was due primarily to a $1.7 million reduction in amortization expense resulting from SFAS No. 142, "Goodwill and Other Intangible Assets" becoming applicable to the Company as of the beginning of fiscal 2002, as well as a $0.8


                                     Pg. 26
million reduction in depreciation and amortization related to locations that closed since the end of the first quarter of fiscal 2001. Under SFAS No. 142, we no longer amortize goodwill and intangible assets with indefinite lives, but rather review those assets annually for impairment (or more frequently if impairment indicators arise). Separate intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. We are currently in the process of completing our preliminary evaluations of goodwill and intangible assets (trademarks and tradenames) with indefinite lives acquired prior to July 1, 2001 ($205.2 million, net of accumulated amortization at April 21, 2002). We do not believe that the evaluations will have a material impact on our financial position and results of operations.

General and administrative expenses were $7.2 million, or 6.8% of total revenues, for the sixteen weeks ended April 21, 2002, compared to $9.6 million, or 8.5% of total revenues, for the sixteen weeks ended April 22, 2001. General and administrative costs for the first quarter of fiscal 2002 reflect decreases in field management costs and a reduction in corporate staff costs due to a cost containment program which we implemented beginning in the fourth quarter of fiscal 2001.

Minority interest represents the share of the minority holders' interests in the combined operations or loss in the first fiscal quarter of each fiscal year reported of the joint venture in which we have a majority interest. In early fiscal 2002, we closed one of the two locations owned by this joint venture. The closed unit had a nominal operating loss in the first quarter of fiscal 2002. The provision for the closing of this unit, which was not material, was made in the fourth quarter of fiscal 2001.

Interest expense of $9.6 million for the first fiscal quarter of both 2002 and 2001, relate to the 11%, $255.0 million Senior Notes issued to finance our going private transaction, the 8.4%, $16.0 million mortgage loan on our corporate headquarters in 2001 (the principal of which is being repaid at the rate of $0.1 million per quarter), and fees for unused borrowing capacity under our Credit Agreement. Of these amounts, $0.4 million in each of the first fiscal quarter of 2002 and 2001, respectively, represented non-cash charges for the accretion of the original issue discount on our Senior Notes and the amortization of deferred financing costs on the Senior Notes, Credit Agreement and the mortgage loan.

Interest income was approximately $0.2 million and $0.4 million for the first quarter of the 2002 and 2001 fiscal years, respectively. The reduction in interest income reflected the reduced availability of cash for investment and lower interest rates in effect during the first fiscal quarter of 2002.

Equity in the net income of unconsolidated affiliates represents our share of earnings and losses in those new concepts in which we have a 50% or less ownership interest. The increase of $0.2 million was primarily as a result of improved performance of our steakhouse joint venture. We have determined that we will continue to develop and expand the steakhouse joint venture locations but are evaluating the disposition of the other concepts in which we have a 50% or less ownership interest.


                                     Pg. 27

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions. Under the provisions of Subchapter S, substantially all taxes on our income is paid by our shareholders rather than us. Our tax expense for both the first quarter of fiscal 2002 and fiscal 2001 of approximately $0.1 million was for taxes owed to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in our joint ventures through cash generated from operations. At April 21, 2002, we had unrestricted cash and cash equivalents of $22.5 million and working capital of $8.5 million compared to unrestricted cash and cash equivalents of $11.5 and a working capital deficit of $5.1 million at April 22, 2001.

Net cash used in operating activities was $9.5 million for the sixteen weeks ended April 21, 2002 compared to $8.4 million used during the sixteen weeks ended April 22, 2001. The $1.1 million increase in cash used resulted primarily from a $0.8 million reduction in EBITDA and a $0.3 million increase in the amount of cash used to pay accounts payable and accrued expenses. Accounts payable and accrued expenses are traditionally highest at the end of each of the Company's fiscal years which occurs at the end of the peak holiday season.

Net cash used in investing activities has historically been primarily for capital expenditures, including investments made by our consolidated other concepts. Net cash used in investing activities declined from $5.5 million for the sixteen weeks ended April 22, 2001 to $1.8 million for the sixteen weeks ended April 21, 2002 primarily due to a decline in quick service new unit openings and renovation activity and a reduction in expenditures for consolidated other concept locations.

Net cash used in financing activities was $3.2 million for the sixteen weeks ended April 21, 2002 compared to net cash used of $16.8 million in the comparable 2001 period. The reduced amount of cash used in financing activities in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 was due to a $4.4 million reduction in tax distributions made under a tax payment agreement, the absence in the first quarter of fiscal 2002 of $3.2 million of loans (net of $0.7 million of loan repayments) and $5.0 million of dividends made to our shareholders in the first fiscal quarter of 2001 and the absence of the $1.0 million purchase price paid by us as part of the settlement of litigation in the first quarter of fiscal 2001 for the 20% interest in the Umberto of New Hyde Park concept that we did not own. The tax payment agreement was entered into in light of our election that our shareholders, rather than us, be taxed on our taxable income pursuant to Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local tax provisions. The tax payment agreement permits us to make periodic tax distributions to our shareholders in amounts intended to approximate the income taxes, including estimated taxes, that would be payable by them if their only income were their pro rata share of


                                     Pg. 28
our taxable income and that income was taxed at the highest applicable Federal and New York state marginal income tax rates.

We incur annual cash interest expense of approximately $29.7 million under our Senior Notes and mortgage loan and may incur additional interest expense for borrowings under our Credit Agreement. In addition to debt service, we expect that our other liquidity needs will relate to capital expenditures, working capital, investments in other ventures, distributions to shareholders as permitted under the Indenture for the Senior Notes and the Credit Agreement and general corporate purposes. We believe that aggregate restaurant capital expenditures and our investments in joint ventures during the next twelve months will be significantly lower than levels in fiscal 2001 due to reduced levels of capital expenditures planned for our consolidated other concepts.

We expect our primary sources of liquidity to meet these needs will be cash flow from operations. Also at May 28, 2002, we had $28.1 million of undrawn availability under our Credit Agreement, net of outstanding letters of credit and guarantees of reimbursement obligations aggregating approximately $1.9 million.

Our contractual obligations and other commercial commitments with respect to both our Sbarro quick service and the other concepts (both those in which we have a majority or minority interest) do not differ materially from the information disclosed in the Form 10-K for the 2001 fiscal year. Our bank credit agreement has been amended to (a) increase the required maximum ratio of Consolidated Senior Debt (as defined) at the end of a fiscal quarter to Consolidated EBITDA (as defined) for the four fiscal quarters then ended that we may have, and (b) decrease the required minimum ratio of Consolidated EBITDA (as defined) for the four quarters ended on the measurement date to Consolidated Interest Expense (as defined) for the four quarters ended on the measurement date that we may have.

CRITICAL ACCOUNTING POLICIES
----------------------------

The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if is important to our financial condition or results, and requires significant judgment and estimates on the part of management in its application. We believe that the following represent our critical accounting policies as contemplated by FRR 60.

SFAS No. 5, "Accounting for Contingencies," requires management judgments regarding the probability and estimated amount of possible future contingent liabilities, especially, in our case, legal matters. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires judgments regarding future operating or


                                     Pg. 29
disposition plans for marginally performing assets. The application of both of these policies has affected the amount and timing of charges to operating results that have been significant in recent years. In the past we have made, and we intend in the future to make, decisions regarding legal matters based on the status of the matter and our best estimate of the outcome (we expense defense costs as incurred). Our decisions regarding our long-lived assets are based on our business judgment of when underperforming units have become impaired.

We are required to periodically assess, under SFAS No. 142, "Goodwill and Other Intangible Assets," the impairment of goodwill and indefinite lived intangible asset acquired prior to July 1, 2001 ($205.1 million, net of accumulated amortization, at April 21, 2002). We are currently in the process of completing our preliminary evaluations of goodwill and intangible assets (trademarks and tradenames) with indefinite lives acquired prior to July 1, 2001 ($205.2 million, net of accumulated amortization at April 21, 2002). We do not believe that the evaluations will have a material impact on our financial position and results of operations. A charge for such impairment would affect our earnings but, since it would be a non-cash charge, would not affect our cash flow.

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

Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to:

o    general economic, weather and business conditions;
o the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;
o    changes in consumer tastes;
o changes in population and traffic patterns, including the effect that terrorist or other events may have on the willingness of consumers to frequent malls, airports or downtown areas which are the predominant areas in which our restaurants are located;
o    our ability to continue to attract franchisees;
o the success of the our present, and any future, joint ventures and other expansion opportunities;
o the availability of food (particularly cheese and tomatoes) and paper products at current prices;
o    our ability to pass along cost increases to our customers;
o    no material increase occurring in the Federal minimum wage;


                                     Pg. 30

o    the continuity of services of members of our senior management team;
o our ability to attract and retain competent restaurant and executive managerial personnel;
o    competition;
o    the level of, and our ability to comply with, government regulations;
o our ability to generate sufficient cash flow to make interest payments and principal under our senior notes and credit agreement;
o our ability to comply with covenants contained in the Indenture under which the Senior Notes are issued and in our bank credit agreement, and the effects which the restrictions imposed by those covenants may have on our ability to operate our business; and
o our ability to repurchase Senior Notes to the extent required and make repayments under our Credit Agreement to the extent required in the event we make certain asset sales or experience a change of control.

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

Future borrowings under our credit facility (none are currently outstanding) will be at rates that float with the market and, therefore, will be subject to fluctuations in interest rates. Our $255.0 Senior Notes bear a fixed interest rate of 11.0%. We do not expect to enter into any interest rate swaps or other instruments to hedge interest rates.

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


                                     Pg. 31

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

         No.               Description
         ---               -----------

         4.02 (a) Letter agreement dated March 18, 2002 with respect to the Credit Agreement dated as of September 23, 1999 between the Company and Citibank, N.A. as successor to European American Bank, as agent.

(b)  Reports on Form 8-K.

No Current Reports on Form 8-K were filed by the Company during the period covered by this Report. A Report on Form 8-K was filed by the Company dated (date of earliest event reported) May 22, 2002 reporting under Item 4, Changes in Registrants Certifying Accountant, and Item 7, Financial Statements and Exhibits. No financial statements were filed with that Report.


                                     Pg. 32

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SBARRO, INC.
                                  ----------------------------------------
                                  Registrant


Date: May 31, 2002          By:   /s/ MARIO SBARRO
     --------------               ----------------------------------------
                                  Mario Sbarro
                                  Chairman of the Board and President (Principal
                                  Executive Officer)


Date: May 31, 2002          By:   /s/ STEVEN B. GRAHAM
     --------------               ----------------------------------------
                                  Steven B. Graham
                                  Vice President and Controller (Principal
                                  Accounting Officer)


                                     Pg. 33

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number            Description
------            -----------

4.02 (a) Letter agreement dated March 18, 2002 with respect to the Credit Agreement dated as of September 23, 1999 between the Company and Citibank, N.A. as successor to European American Bank, as agent.


                                     Pg. 34