Form 10-Q
period 2002-07-14
SBARRO INC
filed 2002-08-23
CIK 766004

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

FOR THE QUARTER ENDED JULY 14, 2002             COMMISSION FILE NUMBER 333-90817


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

YES   X          NO
   ------          ------


THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF AUGUST 15, 2002 WAS 7,064,328.

================================================================================

                                  SBARRO, INC.

                                 FORM 10-Q INDEX
                                 ---------------


PART I.     FINANCIAL INFORMATION                                          PAGES
            ---------------------                                          -----

Consolidated Financial Statements:

     Balance Sheets - July 14, 2002 (unaudited) and December 30, 2001........3-4

     Statements of Operations (unaudited) - Twenty-Eight Weeks and Twelve
     Weeks ended July 14, 2002 and July 15, 2001.............................5-6

     Statements of Cash Flows (unaudited) - Twenty-Eight Weeks ended
     July 14, 2002 and July 15, 2001.........................................7-8

     Notes to Unaudited Consolidated Financial Statements - July 14, 2002...9-26

Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................27-36

Qualitative and Quantitative Disclosures of Market Risk.......................36

PART II.    OTHER INFORMATION.................................................37
            -----------------


                                     Pg. 2

Part 1 - Financial Information


                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               (IN THOUSANDS EXCEPT SHARE DATA)
                                              ----------------------------------
                                              JULY 14, 2002    DECEMBER 30, 2001
                                              -------------    -----------------
                                               (UNAUDITED)
CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                      $ 30,681          $ 36,952
   RESTRICTED CASH FOR UNTENDERED SHARES                21                45
   RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL
      ACCOUNTS OF $175 (NOTE 7):
      FRANCHISEE                                     2,259             2,162
      OTHER                                          1,797             2,797
                                                  --------          --------
                                                     4,056             4,959

   INVENTORIES                                       2,890             3,537
   LOANS RECEIVABLE FROM SHAREHOLDERS                3,232                --
   PREPAID EXPENSES                                  8,207             1,242
                                                  --------          --------
      TOTAL CURRENT ASSETS                          49,087            46,735

PROPERTY AND EQUIPMENT, NET                        123,543           132,303

INTANGIBLE ASSETS:
   TRADEMARKS AND TRADENAMES, NET (NOTE 2)         195,916           195,916
   GOODWILL, NET (NOTE 2)                            9,204             9,204
   DEFERRED FINANCING COSTS, NET                     7,129             7,707

LOANS RECEIVABLE FROM SHAREHOLDERS                   2,800             6,032

OTHER ASSETS                                         7,342             6,865
                                                  --------          --------
                                                  $395,021          $404,762
                                                  ========          ========

                                   (CONTINUED)


                                      Pg. 3

                          SBARRO, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                               (IN THOUSANDS EXCEPT SHARE DATA)
                                              ----------------------------------
                                              JULY 14, 2002    DECEMBER 30, 2001
                                              -------------    -----------------
                                               (UNAUDITED)
CURRENT LIABILITIES:
   AMOUNTS DUE FOR UNTENDERED SHARES              $     21          $     45
   ACCOUNTS PAYABLE                                 11,722             9,107
   ACCRUED EXPENSES                                 19,726            24,648
   ACCRUED INTEREST PAYABLE                          9,260             8,181
   CURRENT PORTION OF MORTGAGE PAYABLE                 149               140
                                                  --------          --------
      TOTAL CURRENT LIABILITIES                     40,878            42,121

DEFERRED RENT                                        8,750             8,479

LONG-TERM DEBT, NET OF ORIGINAL ISSUE
     DISCOUNT (NOTE 5)                             267,832           267,718

CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY:
   PREFERRED STOCK, $1 PAR VALUE; AUTHORIZED
     1,000,000 SHARES; NONE ISSUED                      --                --
   COMMON STOCK, $.01 PAR VALUE; AUTHORIZED
     40,000,000 SHARES; ISSUED AND OUTSTANDING
     7,064,328 SHARES AT JULY 14, 2002 AND
     DECEMBER 30, 2001                                  71                71
   ADDITIONAL PAID-IN CAPITAL                           10                10
   RETAINED EARNINGS                                77,480            86,363
                                                  --------          --------
                                                    77,561            86,444
                                                  --------          --------
                                                  $395,021          $404,762
                                                  ========          ========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                      Pg. 4

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                       (IN THOUSANDS)
                                              ---------------------------------
                                              FOR THE TWENTY-EIGHT WEEKS ENDED:
                                              ---------------------------------
                                              JULY 14, 2002     JULY 15, 2001
                                              -------------     -------------

REVENUES:
   RESTAURANT SALES                             $ 176,448          $ 188,722
   FRANCHISE RELATED INCOME                         5,075              5,222
   REAL ESTATE AND OTHER                            3,015              3,269
                                                ----------         ----------
    TOTAL REVENUES                                184,538            197,213
                                                ----------         ----------
COSTS AND EXPENSES:
   RESTAURANT OPERATING EXPENSES:
    COST OF FOOD AND PAPER PRODUCTS                34,854             38,507
    PAYROLL AND OTHER EMPLOYEE BENEFITS            50,056             52,631
    OTHER OPERATING COSTS                          62,377             63,552
   DEPRECIATION AND AMORTIZATION (NOTE 2)          11,912             16,977
   GENERAL AND ADMINISTRATIVE                      12,699             16,319
   PROVISION FOR RESTAURANT CLOSINGS (NOTE 4)       2,229              1,465
                                                ----------         ----------
    TOTAL COSTS AND EXPENSES                      174,127            189,451
                                                ----------         ----------
OPERATING INCOME BEFORE MINORITY INTEREST          10,411              7,762
MINORITY INTEREST                                     (33)                (2)
                                                ----------         ----------
    OPERATING INCOME                               10,378              7,760
                                                ----------         ----------
OTHER INCOME (EXPENSE):
    INTEREST EXPENSE                              (16,740)           (16,885)
    INTEREST INCOME                                   260                493
    EQUITY IN NET INCOME OF
       UNCONSOLIDATED AFFILIATES                      545                125
                                                ----------         ----------
    NET OTHER EXPENSE                             (15,935)           (16,267)
                                                ---------          ----------

LOSS BEFORE INCOME TAXES                           (5,557)            (8,507)
INCOME TAXES (NOTE 6)                                 201                200
                                                ----------         ----------
NET LOSS                                        $  (5,758)         $  (8,707)
                                                ==========         ==========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                      Pg. 5

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                           (IN THOUSANDS)
                                                  ------------------------------
                                                    FOR THE TWELVE WEEKS ENDED:
                                                  ------------------------------
                                                  JULY 14, 2002    JULY 15, 2001
REVENUES:
   RESTAURANT SALES                                  $ 75,679        $ 81,016
   FRANCHISE RELATED INCOME                             2,332           2,030
   REAL ESTATE AND OTHER                                1,321           1,421
                                                     --------        --------
    TOTAL REVENUES                                     79,332          84,467
                                                     --------        --------

COSTS AND EXPENSES:
   RESTAURANT OPERATING EXPENSES:
    COST OF FOOD AND PAPER PRODUCTS                    14,846          16,579
    PAYROLL AND OTHER EMPLOYEE BENEFITS                21,567          22,320
    OTHER OPERATING COSTS                              26,660          27,432
   DEPRECIATION AND AMORTIZATION (NOTE 2)               5,088           7,377
   GENERAL AND ADMINISTRATIVE                           5,544           6,735
   PROVISION FOR RESTAURANT CLOSINGS (NOTE 4)           2,105           1,390
                                                     ---------       ---------
    TOTAL COSTS AND EXPENSES                           75,810          81,833
                                                     ---------       ---------
OPERATING INCOME BEFORE MINORITY INTEREST               3,522           2,634
MINORITY INTEREST                                         (14)            (10)
                                                     ---------       ---------
    OPERATING INCOME                                    3,508           2,624
                                                     ---------       ---------
OTHER INCOME (EXPENSE):
   INTEREST EXPENSE                                    (7,166)         (7,237)
   INTEREST INCOME                                        106             101
   EQUITY IN NET INCOME OF
      UNCONSOLIDATED AFFILIATES                           284              39
                                                     ---------       ---------
    NET OTHER EXPENSE                                  (6,776)         (7,097)
                                                     ---------       ---------

LOSS BEFORE INCOME TAXES                               (3,268)         (4,473)
INCOME TAXES  (NOTE 6)                                     69             125
                                                     ---------       ---------

NET LOSS                                             $ (3,337)       $ (4,598)
                                                     =========       =========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                      Pg. 6

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                         (IN THOUSANDS)
                                               ---------------------------------
                                               FOR THE TWENTY-EIGHT WEEKS ENDED:
                                               ---------------------------------
                                                JULY 14, 2002      JULY 15, 2001

OPERATING ACTIVITIES:

NET LOSS                                          $ (5,758)          $ (8,707)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                   12,695             17,762
    PROVISION FOR RESTAURANT CLOSINGS                1,729              1,310
    INCREASE IN DEFERRED RENT, NET                     354                221
    MINORITY INTEREST                                   33                  2
    EQUITY IN NET INCOME OF
      UNCONSOLIDATED AFFILIATE                        (545)              (125)
    DIVIDENDS RECEIVED FROM
      UNCONSOLIDATED AFFILIATE                         311                244

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    DECREASE (INCREASE) IN RECEIVABLES                 903               (771)
    DECREASE IN INVENTORIES                            647                434
    INCREASE IN PREPAID EXPENSES                    (6,965)            (5,327)
    DECREASE IN OTHER ASSETS                          (150)              (892)
    DECREASE IN ACCOUNTS PAYABLE
      AND ACCRUED EXPENSES                          (3,345)            (4,365)
    INCREASE IN ACCRUED INTEREST PAYABLE             1,079              1,247
                                                  ---------          ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES              988              1,033


                                   (CONTINUED)


                                      Pg. 7

                          SBARRO, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                          (IN THOUSANDS)
                                               ---------------------------------
                                               FOR THE TWENTY-EIGHT WEEKS ENDED:
                                               ---------------------------------
                                                 JULY 14, 2002     JULY 15, 2001
                                                 -------------     -------------
INVESTING ACTIVITIES:

PURCHASES OF PROPERTY AND EQUIPMENT                 $ (4,053)        $(11,529)
                                                    ---------        ---------
  NET CASH USED IN INVESTING ACTIVITIES               (4,053)         (11,529)
                                                    ---------        ---------

FINANCING ACTIVITIES:

MORTGAGE PRINCIPAL REPAYMENTS                            (81)             (74)
PURCHASE OF MINORITY INTEREST IN JOINT VENTURE            --           (1,000)
LOANS TO SHAREHOLDERS                                     --           (3,932)
REPAYMENT OF SHAREHOLDER LOANS                            --              700
TAX DISTRIBUTIONS RELATED TO THE PRIOR FISCAL YEAR    (3,125)          (7,564)
DIVIDENDS                                                 --           (5,000)
                                                    ---------        ---------
  NET CASH USED IN FINANCING ACTIVITIES               (3,206)         (16,870)
                                                    ---------        ---------

DECREASE IN CASH AND CASH EQUIVALENTS                 (6,271)         (27,366)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      36,952           42,319
                                                    ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 30,681         $ 14,953
                                                    =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE PERIOD FOR INCOME TAXES        $    483         $    677
                                                    =========        =========
CASH PAID DURING THE PERIOD FOR INTEREST            $ 14,892         $ 14,850
                                                    =========        =========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                      Pg. 8

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at July 14, 2002 and our consolidated results of operations for each of the twenty-eight and twelve week periods ended July 14, 2002 and July 15, 2001 and cash flows for the twenty-eight weeks in each of the respective years have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

     Certain items in the financial statements presented have been reclassified to conform to the fiscal 2002 presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS:

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 became effective with respect to our Company with the beginning of fiscal 2002. SFAS No. 142 requires that the amortization of goodwill (which was $2.9 million and $1.3 million in the twenty-eight and twelve weeks ended July 15, 2001, respectively) cease on December 31, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. We have completed our initial impairment test on goodwill and intangible assets (trademarks and tradenames) with indefinite lives acquired prior to July 1, 2001 ($205.2 million, net of accumulated amortization of $19.3 million, at July 14,
     2002) and concluded that there had been no impairment at January 1, 2002.


                                      Pg. 9

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   RECENT ACCOUNTING PRONOUNCEMENTS:

     The effect of the adoption of SFAS No. 142 on the reported net loss for the prior period is as follows:


                                       Twenty-Eight Weeks Ended           Twelve Weeks Ended
                                    -----------------------------   -----------------------------
                                    July 14, 2002   July 15, 2001   July 14, 2002   July 15, 2001
                                    -------------   -------------   -------------   -------------
                                            (in thousands)                   (in thousands)
  Reported net loss                    $(5,758)        $(8,707)       $(3,337)         $(4,598)
  Add back:  Amortization of
  goodwill and intangible assets
  with indefinite lives                     --           2,926             --            1,255
                                       --------        --------       --------         --------

  Adjusted net loss                    $(5,758)        $(5,781)       $(3,337)         $(3,343)
                                       ========        ========       ========         ========


     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. SFAS No. 143 became effective with respect to us with the beginning of fiscal 2002 and has not had a material effect on our operations.

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement and contains other nonsubstantive corrections to authoritative accounting literature in SFAS No. 4, 44 and 64. The changes in SFAS 145 related to debt extinguishment will be effective for us beginning with our 2003 fiscal year and the other changes were effective for us beginning with transactions after


                                     Pg. 10

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

     May 15, 2002. Adoption of this standard has not had, and we do not expect that it will have, a material effect on our results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs (including our future accounting for restaurant closing costs) as well as the amount recognized. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

3.   EFFECT OF EVENTS OF SEPTEMBER 11, 2001:

     As a result of the events of September 11, 2001, a Sbarro-owned location, as well as a franchise location, that had operated in the World Trade Center in New York City were destroyed. Although the Sbarro-owned location generated high sales revenues and operating income, the effect on the results for the second quarter and year to date of fiscal 2002 was not material to consolidated results as a whole. The franchise location did not generate significant royalty revenues. In addition, a number of airports were closed due to the events of September 11 causing airport Sbarro-owned and franchise units to close for periods of time and those airport locations and a number of downtown locations have continued to experience a period of reduced sales through the second quarter of fiscal 2002.

     We reached an agreement in principal to settle our claim with our insurance company in late July 2002 for the reimbursement of the cost of the assets destroyed at the Sbarro-owned location, as well as for lost income under our business interruption insurance coverage, in the aggregate total amount of $9.65 million. The proceeds of the settlement, less the $1.5 million advance received in May 2002, is expected to be received in the third quarter of fiscal 2002. The estimated amount of the balance of the expected recovery for the cost of the assets destroyed is included in accounts receivable as of July 14, 2002. We will include the remainder, approximately $7.0 million, net of related expenses, of such settlement in our statement of operations upon its receipt which is expected to be the third quarter of fiscal 2002. Our understanding is subject to entering into a definitive settlement agreement. There can be no assurance that such agreement will be finalized.


                                     Pg. 11

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   PROVISION FOR RESTAURANT CLOSINGS:

     During the twenty-eight and twelve weeks ended July 14, 2002, we recorded a provision for restaurant closings of $2.2 million and $2.1 million, respectively. Of the provision, approximately $1.6 million was recorded in the twelve weeks ended July 14, 2002 for the net book value of the property and equipment and anticipated closing costs of approximately thirty low volume, unprofitable Sbarro quick service locations that we are planning to close in the third and fourth quarter of fiscal 2002 (seventeen of those units have been closed to date in the third quarter). The net book value of approximately one-half of the units to be closed was included in the provision for asset impairment recorded in fiscal 2001. The balance of the provision in both periods of fiscal 2002 relate to costs that either were not included in the provision for asset impairment recorded in the fourth quarter of fiscal 2001 or which were not absorbed by amounts received from landlords in connection with such closings.

5.   LONG-TERM DEBT:

     We were in compliance with the various covenants in the Indenture for our Senior Notes, our Bank Credit Agreement and our Mortgage as of July 14, 2002.

     Under the Indenture under which our Senior Notes are issued and our Bank Credit Agreement, there are various covenants that limit our ability to borrow funds in addition to lending arrangements that existed immediately after the date of the going private transaction in September 1999 and replacements of those arrangements, to make "restricted payments" including, among other things, dividend payments (other than as distributions pursuant to the Tax Payment Agreement), and to make investments in, among other things, unrestricted subsidiaries. Among other covenants, the Indenture requires that, in order for us to borrow (except under specifically permitted arrangements, such as up to $75.0 million of revolving credit loans), our consolidated interest ratio coverage (as defined), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters must be at least 2.5 to 1. In order to make restricted payments, our ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment. As of July 14, 2002, that ratio was 1.94 to 1. As a result, we are not presently able to borrow funds (other than specifically permitted indebtedness, including up to $75.0 million of revolving credit loans) or make restricted payments.

6.   INCOME TAXES:

     During the twenty-eight weeks ended July 14, 2002, we made tax distributions, based on our tax basis income for fiscal 2001, of $3.1 million compared to $7.6 million of tax distributions, based on our tax basis income for fiscal 2000, during the twenty-eight weeks ended July 15, 2001. There were no tax distributions during the second quarters of fiscal 2002 or fiscal 2001.


                                     Pg. 12

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   RELATED PARTY AND OTHER TRANSACTIONS:

     As of July 14, 2002, we sold the assets of a Sbarro-owned location that we intended to close to a corporation whose shareholder is the brother-in-law of Mario Sbarro for $88,900. The sales price resulted in a loss of approximately $64,000 that is included in the provision for restaurant closings in the statement of operations. At the same time, that corporation entered into a franchise agreement with us with an initial franchise fee, a continuing royalty percentage and other terms and conditions that are similar to most of our other franchisees. We received promissory notes for each of the purchase price and initial franchise fee that are payable over seven years and bears interest on the unpaid principal balance at 7% interest per annum.

     As of March 28, 2002, we sold, for nominal consideration, the assets of a Mama Sbarro location to an unrelated third party. The purchaser also entered into a joint venture agreement with Sbarro that provides for the quarterly distribution of a 50% profit participation, as defined, if any. Losses incurred in any year only offset income of the year of the loss. The location was closed for renovation for the majority of the second quarter and, as such, did not generate significant distributable net income. A second unit was sold to the same unrelated third party under similar terms and conditions, including the profit participation agreement, as of July 31, 2002. In addition, we are to lend up to $50,000 to the purchaser for the remodeling of the second location sold. Any loan is to be repaid monthly from the cash flow of the restaurant, together with interest at the Citibank prime rate (4.75% at July 14, 2002) plus 2%. In no event is the loan due later than August 2007. No amounts have been loaned to date. The net book value of both of these locations had been included in the provision for restaurant impairment recorded in fiscal 2001.

8.   CONTINGENCIES:

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

     On September 6, 2000, eight other current and former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Orange County alleging that the plaintiffs were improperly classified as exempt employees under California wage


                                     Pg. 13

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   CONTINGENCIES (CONTINUED):

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

     On March 22, 2002, five former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Los Angeles County. The complaint alleges that the plaintiffs were required to perform labor services without proper premium overtime compensation from at least May of 1999. The plaintiffs are seeking actual damages, punitive damages and attorney's fees and costs, each in unspecified amounts. In addition, plaintiffs have requested class action status for all managerial employees who worked overtime and/or were not otherwise paid regular wages due and owing from May 1999 to present. We believe that we have substantial defenses to the claims and are vigorously defending this action.

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

     The following condensed consolidating financial information presents:

     (1) Condensed consolidating balance sheets as of July 14, 2002 (unaudited) and December 30, 2001 and statements of income for the twenty-eight and twelve weeks ended July 14, 2002 (unaudited) and July 15, 2001 (unaudited) and cash flows for the twenty-eight weeks ended July 14, 2002 (unaudited) and July 15, 2001 (unaudited) of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) the Company on a consolidated basis, and

     (2) Elimination entries necessary to consolidate Sbarro, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

     The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the parent on the cost method.


                                     Pg. 14

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                           CONSOLIDATING BALANCE SHEET
                               AS OF JULY 14, 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS


                                                             GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                              PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              ------       ------------     ------------    ------------   ------------
Current assets:
  Cash and cash equivalents                 $  25,272       $   4,483       $     926                       $  30,681
  Restricted cash for untendered shares            21              --              --                              21
  Receivables less allowance for
    doubtful accounts of $175:
    Franchise                                   2,259              --              --                           2,259
    Other                                         675             962             160                           1,797
                                            ---------       ---------       ----------                      ---------
                                                2,934             962             160                           4,056

  Inventories                                   1,135           1,370             385                           2,890
  Loans receivable from shareholders            3,232              --              --                           3,232
  Prepaid expenses                              6,753           1,336             118                           8,207
                                            ---------       ---------       ----------                      ---------
    Total current assets                       39,347           8,151           1,589                          49,087

Intercompany receivables                       12,850         294,361              --        $(307,211)            --

Investment in subsidiaries                     65,469              --              --          (65,469)            --

Property and equipment, net                    45,290          66,720          11,533               --        123,543

Intercompany receivables - long term            3,608              --              --           (3,608)            --

Intangible assets:
    Trademarks and tradenames, net            195,916              --              --               --        195,916
    Goodwill, net                               9,324              --              --             (120)         9,204
    Deferred financing costs, net               6,841             288              --               --          7,129

Loans receivable from shareholders              2,800              --              --               --          2,800

Other assets                                    8,634           1,677            (612)          (2,357)         7,342
                                            ---------       ---------       ----------       ----------     ---------

                                            $ 390,079       $ 371,197       $  12,510        $(378,765)     $ 395,021
                                            =========       =========       ==========       ==========     =========



                                     Pg. 15

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                           CONSOLIDATING BALANCE SHEET
                               AS OF JULY 14, 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                       LIABILITIES AND SHAREHOLDERS EQUITY


                                                             GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                              PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              ------       ------------     ------------    ------------   ------------
Current liabilities:
   Amounts due for untendered shares        $      21                                                       $      21
   Accounts payable                            10,672        $     209        $     841                        11,722
   Accrued expenses                            18,223             (754)           2,257                        19,726
   Accrued interest payable                     9,260               --               --                         9,260
   Current portion of mortgage payable             --              149               --                           149
                                            ----------       ----------       ----------                    ---------
     Total current liabilities                 38,176             (396)           3,098                        40,878

Intercompany payables                         294,361               --           12,850        $(307,211)          --

Deferred rent                                   8,053               --              697               --        8,750

Long-term debt, net of
   original issue discount                    252,274           15,558               --               --      267,832

Intercompany payables - long term                  --            3,608               --           (3,608)          --

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; none
     issued                                        --               --               --               --           --
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               --               --               --           71
   Additional paid-in capital                      10           65,469            2,477          (67,946)          10
   Retained earnings (deficit)               (202,866)         286,958           (6,612)              --       77,480
                                            ----------       ----------       ----------       ----------   ---------

                                             (202,785)         352,427           (4,135)         (67,946)      77,561
                                            ----------       ----------       ----------       ----------   ---------

                                            $ 390,079        $ 371,197        $  12,510        $(378,765)   $ 395,021
                                            ==========       ==========       ==========       ==========   =========



                                     Pg. 16

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 30, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                     ASSETS


                                                             GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                              PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              ------       ------------     ------------    ------------   ------------
Current assets:
   Cash and cash equivalents                $  29,673       $   5,437        $   1,842                      $  36,952
   Restricted cash for untendered                  45              --               --                             45
     shares
   Receivables less allowance for
     doubtful accounts of $175:
     Franchise                                  2,162              --               --                          2,162
     Other                                      2,069             613              115                          2,797
                                            ---------        ---------        ---------                      --------
                                                4,231             613              115                          4,959

   Inventories                                  1,413           1,771              353                          3,537
   Prepaid expenses                             1,916            (530)            (144)                         1,242
                                            ---------        ---------        ---------                      --------
     Total current assets                      37,278           7,291            2,166                         46,735

Intercompany receivables                       12,079         281,438               --        $(293,517)           --

Investment in subsidiaries                     65,469              --               --          (65,469)           --

Property and equipment, net                    46,554          73,659           12,090               --       132,303

Intercompany receivables - long term            3,900              --               --           (3,900)           --

Intangible assets:
   Trademarks and tradenames, net             195,916              --               --               --       195,916
   Goodwill, net                                9,204              --               --               --         9,204
   Deferred financing costs, net                7,398             309               --               --         7,707

Loans receivable from shareholders              6,032              --               --               --         6,032

Other assets                                    8,065           1,852             (576)          (2,476)        6,865
                                            ---------       ----------       ----------       ----------    ---------
                                            $ 391,895       $ 364,549        $  13,680        $(365,362)    $ 404,762
                                            =========       ==========       ==========       ==========    =========



                                     Pg. 17

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 30, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)
                       LIABILITIES AND SHAREHOLDERS EQUITY


                                                             GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                              PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              ------       ------------     ------------    ------------   ------------

Current liabilities:
   Amounts due for untendered shares        $      45                                                       $      45
   Accounts payable                             8,014        $     164        $     929                         9,107
   Accrued expenses                            19,392            1,824            3,432                        24,648
   Accrued interest payable                     8,181               --               --                         8,181
   Current portion of mortgage payable             --              140               --                           140
                                             ---------        --------         ---------                    ---------
     Total current liabilities                 35,632            2,128            4,361                        42,121

Intercompany payables                         281,438               --           12,078        $(293,516)          --

Deferred rent                                   7,512               --              967               --        8,479

Long-term debt, net of
   original issue discount                    252,070           15,648               --               --      267,718

Intercompany payables - long term                  --            3,900               --           (3,900)          --

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; none
     issued                                        --               --               --               --           --
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               --               --               --           71
   Additional paid-in capital                      10           65,469            2,477          (67,946)          10
   Retained earnings (deficit)               (184,838)         277,404           (6,203)              --       86,363
                                            ----------       ---------        ----------       ----------   ---------

                                             (184,757)         342,873           (3,726)         (67,946)      86,444
                                            ----------       ---------        ----------       ----------   ---------

                                            $ 391,895        $ 364,549        $  13,680        $(365,362)   $ 404,762
                                            ==========       =========        ==========       ==========   =========



                                     Pg. 18

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                      CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE TWENTY-EIGHT WEEKS ENDED JULY 14, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                              PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              ------       ------------     ------------    ------------   ------------
Revenues:
   Restaurant sales                         $  72,797       $  90,905       $  12,746                       $ 176,448
   Franchise related income                     5,075              --              --                           5,075
   Real estate and other                        1,464           2,035              --       $    (484)          3,015
   Intercompany charges                            --           7,440              --          (7,440)             --
                                            ----------      ----------      ---------       ----------      ----------
         Total revenues                        79,336         100,380          12,746          (7,924)        184,538
                                            ----------      ----------      ---------       ----------      ----------

Cost and expenses:
   Restaurant operating expenses:
       Cost of food and paper products         12,828          18,686           3,340              --          34,854
       Payroll and other employee
         benefits                              20,091          25,315           4,650              --          50,056
       Other operating costs                   24,996          33,232           4,149              --          62,377
   Depreciation and amortization                5,117           6,157             638              --          11,912
   General and administrative                   6,697           6,285             201            (484)         12,699
   Provision for restaurant closings            2,070              --             159              --           2,229
   Intercompany charges                         7,440              --              --          (7,440)             --
                                            ----------      ----------      ----------      ----------      ----------
       Total costs and expenses                79,239          89,675          13,137          (7,924)        174,127
                                            ----------      ----------      ----------      ----------      ----------

Operating income (loss) before minority
   interest                                        97          10,705            (391)             --          10,411
Minority interest                                  --              --             (33)             --             (33)
                                            ----------      ----------      ----------      ----------      ----------
Operating income (loss)                            97          10,705            (424)             --          10,378
                                            ----------      ----------      ----------      ----------      ----------

Other (expense) income:
   Interest expense                           (15,948)           (792)             --              --         (16,740)
   Interest income                                260              --              --              --             260
   Equity in net income  of
     unconsolidated affiliates                    545              --              --              --             545
                                            ----------      ----------      ----------      ----------      ----------

Net other expense                             (15,143)           (792)             --              --         (15,935)
                                            ----------      ----------      ----------      ----------      ----------

Income (loss) before income taxes             (15,046)          9,913            (424)             --          (5,557)
Income taxes (benefit)                           (143)            359             (15)             --             201
                                            ----------      ----------      ----------      ----------      ----------

Net income (loss)                           $ (14,903)      $   9,554       $    (409)      $      --       $  (5,758)
                                            ==========      ==========      ==========      ==========      ==========



                                     Pg. 19

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE TWENTY-EIGHT WEEKS ENDED JULY 15, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                              PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              ------       ------------     ------------    ------------   ------------
Revenues:
   Restaurant sales                         $  79,250       $  95,409          14,063                       $ 188,722
   Franchise related income                     5,222              --              --                           5,222
   Real estate and other                        1,591           1,678              --                           3,269
   Intercompany charges
                                                   --           6,345              --       $  (6,345)              --
                                            ----------      ----------      ----------      ----------       ----------
         Total revenues                        86,063         103,432          14,063          (6,345)         197,213
                                            ----------      ----------      ----------      ----------       ----------

Cost and expenses:
   Restaurant operating expenses:
       Cost of food and paper products         14,612          20,054           3,841              --           38,507
       Payroll and other employee
         benefits                              20,492          27,427           4,712              --           52,631
       Other operating costs                   26,968          31,461           5,123              --           63,552
   Depreciation and amortization                8,881           7,337             759              --           16,977
   General and administrative                   6,671           9,214             434              --           16,319
   Provision for restaurant closings            1,215              --             250              --            1,465
   Intercompany charges                         6,345              --              --          (6,345)              --
                                            ----------      ----------      ----------      ----------       ----------
       Total costs and expenses                85,184          95,493          15,119          (6,345)         189,451
                                            ----------      ----------      ----------      ----------       ----------

Operating income (loss) before minority
   interest                                       879           7,939          (1,056)             --            7,762
Minority interest                                  --              --              (2)             --               (2)
                                            ----------      ----------      ----------      ----------       ----------
Operating income (loss)                           879           7,939          (1,058)             --            7,760
                                            ----------      ----------      ----------      ----------       ----------

Other (expense) income:
   Interest expense                           (16,085)           (800)           (865)            865          (16,885)
   Interest income                              1,358              --              --            (865)             493
   Equity in net income  of
     unconsolidated affiliates                    125              --              --              --              125
                                            ----------      ----------      ----------      ----------       ----------

Net other expense                             (14,602)           (800)           (865)             --          (16,267)
                                            ----------      ----------      ----------      ----------       ----------

Income (loss) before income taxes             (13,723)          7,139          (1,923)             --           (8,507)
Income taxes (benefit)                             38             206             (44)             --              200
                                            ----------      ----------      ----------      ----------       ----------

Net income (loss)                           $ (13,761)      $   6,933       $  (1,879)      $      --       $   (8,707)
                                            ==========      ==========      ==========      ==========       ==========



                                     Pg. 20

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE TWELVE WEEKS ENDED JULY 14, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                              PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              ------       ------------     ------------    ------------   ------------
Revenues:
   Restaurant sales                         $ 31,384        $ 38,702        $  5,593                        $ 75,679
   Franchise related income                    2,332              --              --                           2,332
   Real estate and other                         655             874              --        $   (208)          1,321
   Intercompany charges                           --           3,390              --          (3,390)             --
                                            ---------       ---------       ---------       ---------       ---------
         Total revenues                       34,371          42,966           5,593          (3,598)         79,332
                                            ---------       ---------       ---------       ---------       ---------

Cost and expenses:
   Restaurant operating expenses:
       Cost of food and paper products         5,450           7,932           1,464              --          14,846
       Payroll and other employee
         benefits                              9,369          10,145           2,053              --          21,567
       Other operating costs                  10,215          14,815           1,630              --          26,660
   Depreciation and amortization               2,190           2,625             273              --           5,088
   General and administrative                  3,097           2,557              98            (208)          5,544
   Provision for restaurant closings           1,970              --             135              --           2,105
   Intercompany charges                        3,390              --              --          (3,390)             --
                                            ---------       ---------       ---------       ---------       ---------
         Total costs and expenses             35,681          38,074           5,653          (3,578)         75,810
                                            ---------       ---------       ---------       ---------       ---------

Operating income (loss) before minority
   interest                                   (1,310)          4,892             (60)             --           3,522
Minority interest                                 --              --             (14)             --             (14)
                                            ---------       ---------       ---------       ---------       ---------
Operating income (loss)                       (1,310)          4,892             (74)             --           3,508
                                            ---------       ---------       ---------       ---------       ---------

Other (expense) income:
   Interest expense                           (6,827)           (339)             --              --          (7,166)
   Interest income                               106              --              --              --             106
   Equity in net income  of
     unconsolidated affiliates                   284              --              --              --             284
                                            ---------       ---------       ---------       ---------       ---------

Net other expense                             (6,437)           (339)             --              --          (6,776)
                                            ---------       ---------       ---------       ---------       ---------

Income (loss) before income taxes             (7,747)          4,553             (74)             --          (3,268)
Income taxes (benefit)                            15              50               4              --              69
                                            ---------       ---------       ---------       ---------       ---------

Net income (loss)                           $ (7,762)       $  4,503        $    (78)       $     --        $ (3,337)
                                            =========       =========       =========       =========       =========



                                     Pg. 21

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE TWELVE WEEKS ENDED JULY 15, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                              PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              ------       ------------     ------------    ------------   ------------
Revenues:
   Restaurant sales                         $ 34,388        $ 40,822        $  5,806                        $ 81,016
   Franchise related income                    2,030              --              --                           2,030
   Real estate and other                         790             631              --                           1,421
   Intercompany charges                           --           2,538              --        $ (2,538)             --
                                            ---------       ---------       ---------       ---------       ---------
         Total revenues                       37,208          43,991           5,806          (2,538)         84,467
                                            ---------       ---------       ---------       ---------       ---------

Cost and expenses:
   Restaurant operating expenses:
       Cost of food and paper products         6,375           8,615           1,589              --          16,579
       Payroll and other employee
         benefits                              8,607          11,811           1,902              --          22,320
       Other operating costs                  11,921          13,321           2,190              --          27,432
   Depreciation and amortization               3,900           3,166             311              --           7,377
   General and administrative                  2,169           4,436             130              --           6,735
   Provision for restaurant closings           1,140              --             250              --           1,390
   Intercompany charges                        2,538              --              --          (2,538)             --
                                            ---------       ---------       ---------       ---------       ---------
         Total costs and expenses             36,650          41,349           6,372          (2,538)         81,833
                                            ---------       ---------       ---------       ---------       ---------

Operating income (loss) before minority
   Interest                                      558           2,642            (566)             --           2,634
Minority interest                                 --              --             (10)             --             (10)
                                            ---------       ---------       ---------       ---------       ---------
Operating income (loss)                          558           2,642            (576)             --           2,624
                                            ---------       ---------       ---------       ---------       ---------

Other (expense) income:
   Interest expense                           (6,894)           (343)           (394)            394          (7,237)
   Interest income                               495              --              --            (394)            101
   Equity in net income  of
     unconsolidated affiliates                    39              --              --              --              39
                                            ---------       ---------       ---------       ---------       ---------

Net other expense                             (6,360)           (343)           (394)             --          (7,097)
                                            ---------       ---------       ---------       ---------       ---------

Income (loss) before income taxes             (5,802)          2,299            (970)             --          (4,473)
Income taxes (benefit)                            87              52             (14)             --             125
                                            ---------       ---------       ---------       ---------       ---------

Net income (loss)                           $ (5,889)       $  2,247        $   (956)       $     --        $ (4,598)
                                            =========       =========       =========       =========       =========



                                     Pg. 22

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE TWENTY-EIGHT WEEKS ENDED JULY 14, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             GUARANTOR      NONGUARANTOR                   CONSOLIDATED
OPERATING ACTIVITIES                          PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
--------------------                          ------       ------------     ------------    ------------   ------------
Net (loss) income                           $(14,903)       $  9,554        $   (409)                       $ (5,758)
Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
      Depreciation and amortization            5,879           6,178             638                          12,695
      Provision for restaurant closings        1,729              --              --                           1,729
      Increase in deferred rent, net             372             (88)             70                             354
      Minority interest                           --              --              33                              33
      Equity in income of
       unconsolidated affiliates                (545)             --              --                            (545)
    Dividends received from
     unconsolidated affiliates                   311              --              --                             311
    Changes in operating assets
     and liabilities:
     Decrease (increase) in receivables        1,298            (349)            (46)                            903
     Decrease (increase) in inventories          278             401             (32)                            647
     Increase in prepaid assets               (4,837)         (1,866)           (262)                         (6,965)
     (Increase) decrease in other
      assets                                    (327)            262              35        $   (120)           (150)
     (Decrease) increase in accounts
       payable and accrued expenses             (148)         (1,722)         (1,595)            120          (3,345)
     Increase in accrued interest
       payable
                                                                                                            --------
                                               1,079              --              --              --           1,079
                                            ---------       ---------       ---------       ---------       ---------

Net cash (used in) provided by
    operating activities                      (9,814)         12,370          (1,568)             --             988

Investing activities:
Purchases of property and equipment           (3,939)            (33)            (81)             --          (4,053)
                                            ---------       ---------       ---------       ---------       ---------

Net cash (used in) provided by
     investing activities                     (3,939)            (33)            (81)             --          (4,053)



                                     Pg. 23

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE TWENTY-EIGHT WEEKS ENDED JULY 14, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                              PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              ------       ------------     ------------    ------------   ------------
Financing activities:
---------------------
Mortgage principal repayments                     --             (81)             --                 --            (81)
Distributions to shareholders                 (3,125)             --              --                 --         (3,125)
Intercompany balances                         12,477         (13,210)            733                 --             --
                                            ---------       ---------       ---------       -----------       ---------
Net cash (used in) provided
   by financing activities                     9,352         (13,291)            733                 --         (3,206)
                                            ---------       ---------       ---------       -----------       ---------

Decrease in cash and
  cash equivalents                            (4,401)           (954)           (916)                --         (6,271)
Cash and cash equivalents at
  beginning of period                         29,673           5,437           1,842                 --         36,952
                                            ---------       ---------       ---------       -----------       ---------
Cash and cash equivalents at
  end of period                             $ 25,272        $  4,483        $    926        $        --       $ 30,681
                                            =========       =========       =========       ===========       =========

Supplemental disclosure of cash flow
  information:
Cash paid during the period for
  income taxes                              $    293        $    190        $     --        $        --       $    483
                                            =========       =========       =========       ===========       =========
Cash paid during the period for
  interest                                  $ 14,120        $    772        $     --        $        --       $ 14,892
                                            =========       =========       =========       ===========       =========



                                     Pg. 24

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE TWENTY-EIGHT WEEKS ENDED JULY 15, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             GUARANTOR      NONGUARANTOR                   CONSOLIDATED
OPERATING ACTIVITIES:                         PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
---------------------                         ------       ------------     ------------    ------------   ------------
Net (loss) income                           $(13,761)          $  6,933           $ (1,879)                 $ (8,707)
Adjustments to reconcile net (loss)
  income to net cash (used in)
  provided  by operating activities:
  Depreciation and amortization                9,647              7,359                756                    17,762
  Provision for unit closing                   1,061                249              1,310
  Increase in deferred rent, net                 390               (169)                --                       221
  Minority interest                               --                 --                  2                         2
  Equity in income of unconsolidated
    affiliates                                  (125)                --                 --                      (125)
  Dividends received from
    unconsolidated affiliates                    244                 --                 --                       244
  Changes in operating assets and
    liabilities:
    (Increase) decrease in receivables          (690)               (94)                13                      (771)
    Decrease in inventories                      188                245                  1                       434
    (Increase) decrease in prepaid
    expenses                                  (4,113)            (1,309)                95                    (5,327)
    Decrease (increase) in other assets        3,060             (4,076)               124                      (892)
    (Decrease) increase in accounts
    payable and accrued expenses              (8,032)             3,479                188                    (4,365)
    Increase in accrued interest
    payable                                    1,247                 --                 --                     1,247
                                            ---------          ---------          ---------                 ---------

Net cash (used in) provided by
  operating activities                       (10,884)            12,368               (451)                    1,033

Investing activities:
Purchase of property and equipment            (3,787)            (4,807)            (2,935)                  (11,529)
                                            ---------          ---------          ---------                 ---------

Net cash used in investing activities         (3,787)            (4,807)            (2,935)                  (11,529)



                                     Pg. 25

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE TWENTY-EIGHT WEEKS ENDED JULY 15, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                              PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              ------       ------------     ------------    ------------   ------------
Financing activities:
---------------------

Mortgage principal repayments                               $    (74)                                       $    (74)
Purchase of minority interest in
  joint venture                             $ (1,000)             --                                          (1,000)
Loan to shareholders                          (3,932)             --                                          (3,932)
Repayment to shareholder loans                   700              --                                             700
Distributions to shareholders                (12,564)             --                                         (12,564)
Intercompany balances                          4,475          (7,898)          $  3,423                           --
                                            ---------       ---------          --------                     ---------
Net cash (used in) provided
   by financing activities                   (12,321)         (7,972)             3,423                      (16,870)
                                            ---------       ---------          --------                     ---------

(Decrease) increase in cash and
  cash equivalents                           (26,990)           (411)                37                      (27,366)
Cash and cash equivalents at
  Beginning of period                         36,963           4,232              1,124                       42,319
                                            ---------       ---------          --------                     ---------
Cash and cash equivalents at
  end of period                             $  9,973        $  3,819           $  1,161                     $ 14,953
                                            =========       =========          =========                    =========

Supplemental disclosure of cash flow
  information:
Cash paid during the period for
  income taxes                              $    223        $    447           $      7                     $    677
                                            =========       =========          =========                    =========
Cash paid during the period for
  Interest                                  $ 14,050        $    800           $     --                     $ 14,850
                                            =========       =========          =========                    =========



                                     Pg. 26

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:


                                                           28 WEEKS ENDED          12 WEEKS ENDED              FISCAL YEAR
                                                       7/14/02     7/15/01      7/14/02       7/15/01       2001       2000
                                                       -------     -------      -------       -------       ----       ----
     Company-owned restaurants:
       Opened during period                                 3          3          1              2           9          13
       Acquired from (sold to) franchisees during
       period-net                                          (1)        --         (1)            --          --           1
       Closed during period (1)                           (19)       (29)        (8)           (15)        (43)        (16)
                                                         -----      -----      -----          -----       -----       -----
       Open at end of period (2)                          585        610        585            610         602         636

     Franchised restaurants:
       Opened during period                                15         13          8              5          42          36
       Purchased from (sold to) Company during
       period-net                                           1         --          1             --          --          (1)
       Closed or terminated during period                 (13)        (5)        (5)            (3)        (20)        (18)
                                                         -----      -----      -----          -----       -----       -----
       Open at end of period                              328        311        328            311         325         303

     All restaurants:
       Opened during period                                18         16          9              7          51          49
       Closed or terminated during period (1)             (31)       (34)       (13)           (18)        (63)        (34)
                                                         -----      -----      -----          -----       -----       -----
       Open at end of period (2)                          913        921        913            921         927         939

     Kiosks (all franchised) open at  end of
       period                                               5          5          5              5           4           5


----------

(1) In addition, we are planning to close approximately 30 low volume, unprofitable Sbarro locations in the third and fourth quarters of fiscal 2002 (seventeen of those units have been closed to date in the third quarter). See Note 4 of the "Notes to the Unaudited Consolidated Financial Statements" for information on the effect of the planned closings on our consolidated financial statements.
(2) Excludes 34, 35, 37 and 33 other concept units as of July 14, 2002, July 15, 2001, the end of fiscal 2001 and the end of fiscal 2000, respectively, one of which was closed in late July 2002 (see Note 7 of the "Notes to the Unaudited Consolidated Financial Statements").


                                     Pg. 27

Our business is subject to seasonal fluctuations, the effect of weather and economic conditions and consumer confidence in shopping safety. Earnings have been highest in our fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. Historically, the fourth fiscal quarter has accounted for approximately 40% of annual operating net income before amortization of intangible assets and any provision for restaurant closings or asset impairment. This percentage fluctuates due to the length of the holiday shopping period between Thanksgiving and New Year's Day, the number of weeks in our fourth quarter, weather and economic conditions and our results of operations in earlier quarters.

Our consolidated EBITDA for the twenty-eight weeks ended July 14, 2002 was $22.8 million and our EBITDA margin was 12.4%, compared to $24.9 million and 12.6%, respectively for the twenty-eight weeks ended July 15, 2001. Our consolidated EBITDA for the twelve weeks ended July 14, 2002 was $8.9 million and our EBITDA margin was 11.2%, compared to $10.0 million and 11.9%, respectively, for the twelve weeks ended July 15, 2001. EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA margin represents EBITDA divided by total revenues. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles ("GAAP") or as a measure of a company's profitability or liquidity. Rather, EBITDA is presented because it is a widely accepted supplemental financial measure, and we believe that it provides relevant and useful information. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

Restaurant sales from Sbarro-owned quick service units and consolidated other concept units decreased 6.5% to $176.4 million for the twenty-eight weeks ended July 14, 2002 from $188.7 million for the twenty-eight weeks ended July 15, 2001 and decreased 6.6% to $75.7 million for the twelve weeks ended July 14, 2002 from $81.0 million in the twelve weeks ended July 15, 2001. The decrease in sales for the twenty-eight weeks ended July 14, 2002 resulted from $11.1 million lower sales of Sbarro quick service units and $1.2 million lower sales of consolidated other concept units. Of the decline in Sbarro quick service unit restaurant sales for the twenty-eight weeks, approximately $7.3 million resulted from a 4.5% decrease in comparable unit sales to $156.0 million. The decrease in sales for the twelve weeks ended July 14, 2002 reflects $5.2 million lower sales of Sbarro quick service units and $0.1 million lower sales of consolidated other concept units. Of the decline in Sbarro quick service unit restaurant sales for the twelve weeks, approximately $3.5 million resulted from a 4.9% decrease in comparable unit sales to $67.0 million. We believe this decline was attributable to a reduction in shopping mall traffic related to the general economic downturn in the United States and the further impact of the events of September 11, 2001 offset, in part, by price increases of 0.7% and 3.3% implemented in late March 2001 and mid-June 2001, respectively. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal years. Since the end of the first quarter of fiscal 2001, we closed 38 more units than we opened, causing the remaining $3.8 million and $1.7 million net reduction in Sbarro quick service


                                     Pg. 28
unit sales for the twenty-eight weeks and twelve weeks, respectively, ended July 14, 2002. The units closed since the beginning of fiscal 2001, with the exception of our high volume owned unit destroyed in the collapse of the World Trade Center on September 11, 2001, were generally low volume, unprofitable, units that did not have a material impact on our results of operations. In addition, during the first quarter of fiscal 2002, we closed three consolidated other concept units, which resulted in a net sales reduction of $1.8 million and $0.8 million from sales at those locations for the twenty-eight and twelve weeks, respectively, of fiscal 2002.

Excluding approximately $0.3 million related to the termination of an area development agreement for Egypt during the first quarter of fiscal 2001, franchise related income increased 3.5% to $5.1 million from $4.9 million for the twenty eight weeks ended July 14, 2002 and increased 14.9% to $2.3 million for the twelve weeks ended July 14, 2002 from $2.0 million in the twelve week period ended July 15, 2001. The increases for both the twenty-eight and twelve weeks periods ended July 14, 2002 as compared to the same periods in fiscal 2001 were due to increases in both royalty and non-royalty revenues. The increase in non-royalty revenues was due to a slight increase in the number of unit openings in fiscal 2002, an increase in the average fee per unit and franchise transfer fees recorded in the second fiscal quarter of 2002, partially offset by a reduction in income recognized from existing area development agreements in both the twenty-eight and twelve week periods of fiscal 2002 than in both of the same periods of fiscal 2001. Royalty revenues from locations opened in fiscal 2002 and fiscal 2001 offset the reduction in royalty revenues from pre-existing units caused by to a reduction in comparable unit sales at both domestic and international locations.

Real estate and other revenues decreased 7.8% and 7.0% in the twenty-eight and twelve weeks of 2002, respectively, from the same periods in fiscal 2001 due to decreases in certain vendor rebates.

Cost of food and paper products as a percentage of restaurant sales improved to 19.8% for the twenty eight weeks ended July 14, 2002 from 20.4% for the comparable 2001 period and improved to 19.6% for the twelve weeks ended July 14, 2002 from 20.5% for the comparable 2001 fiscal period. The improvements were primarily due to the benefit derived from closing locations in fiscal 2002 and 2001 that were not able to function as efficiently as our other quick service locations due to their low sales volume and to the effect of lower average cheese prices in fiscal 2002. Cheese prices, which were, on average, slightly higher in first quarter of 2002, were significantly lower in the second quarter of 2002 than in the same period in 2001. The benefit from the decrease in cheese prices was $0.5 million and $0.6 million for the twenty-eight and twelve weeks of fiscal 2002 from the same periods in fiscal 2001. Cheese prices to date in the third quarter of fiscal 2002 continue to be significantly lower than in the comparable period in fiscal 2001.

Payroll and other employee benefits decreased by $2.6 million but increased to 28.4% from 27.9% as a percentage of restaurant sales for the twenty-eight weeks ended July 14, 2002 compared to the same period in fiscal 2001. For the twelve week period ended July 14, 2002,


                                     Pg. 29
these costs decreased by $0.8 million but increased to 28.5% from 27.6% as a percentage of restaurant sales as compared to the comparable twelve week period in fiscal 2001. The dollar decreases were primarily due to the effect of steps taken to reduce payroll costs beginning in late fiscal 2001 and the closing the locations in fiscal 2002 and 2001. The percentage increases were due to the reduced level of sales in each of the 2002 periods reported.

Other operating expenses decreased by $1.2 million, but increased to 35.4% of restaurant sales, in the twenty-eight weeks ended July 14, 2002 from 33.7% in the twenty-eight weeks ended July 15, 2001. These expenses decreased by $0.8 million, but increased to 35.2% of restaurant sales, in the twelve weeks ended July 14, 2002 from 33.9% in the twelve weeks ended July 15, 2001. The dollar decreases resulted from the fewer Sbarro-owned units operating in our system. The percentage increases in both periods of fiscal 2002 compared to the fiscal 2001 periods were due to higher rent and other occupancy related expenses resulting from the renewal of existing leases at the end of their terms at higher rental rates compounded by the reduced level of sales. In addition, we are experiencing increases in repair and maintenance costs compared to fiscal 2001, a portion of which relates to the cost of a number of nationwide maintenance contracts entered into in late fiscal 2001 or early fiscal 2002 for the repair of our property and equipment. Also, as the average age of our locations increase, overall repair and maintenance costs have been increasing.

Depreciation and amortization expense decreased by $5.1 million and $2.3 million for the twenty-eight and twelve weeks, respectively, of fiscal 2002 from the same periods in fiscal 2001. For the twenty-eight weeks of this fiscal year, the reduction was due primarily to a $2.9 million reduction in amortization expense resulting from SFAS No. 142, "Goodwill and Other Intangible Assets" becoming applicable to us as of the beginning of fiscal 2002, as well as a $1.2 million reduction in depreciation and amortization related to locations that closed since the end of the first quarter of fiscal 2001. For the twelve week period ended July 14, 2002, the reduction of amortization due to the applicability to us of SFAS 142 was $1.3 million and the reduction in depreciation and amortization related to closed locations was $0.4 million. The balance of the change in depreciation and amortization expense in each of the fiscal 2002 reported periods relates to locations that had been included in the provision for asset impairment in fiscal 2001 for which no depreciation was taken in fiscal 2002 and to decreases in depreciation and amortization for locations that became fully depreciated during either fiscal 2002 and 2001. Under SFAS No. 142, we no longer amortize goodwill and intangible assets with indefinite lives, but rather review those assets annually for impairment (or more frequently if impairment indicators arise). Separate intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. We have completed our evaluation of goodwill and intangible assets (trademarks and tradenames) with indefinite lives acquired prior to July 1, 2001 ($205.2 million, net of accumulated amortization at July 14, 2002). The evaluation did not have an impact on our financial position and results of operations.

General and administrative expenses were $12.7 million, or 6.9% of total revenues, for the twenty eight weeks ended July 14, 2002, compared to $16.3 million, or 8.3% of total revenues, for the twenty-eight weeks ended July 15, 2001. Those costs were $5.5 million, or 7.0% of total revenues,


                                     Pg. 30
for the twelve weeks ended July 14, 2002, compared to $6.7 million, or 8.0% of total revenues, for the twelve weeks ended July 15, 2001. General and administrative costs for both periods of fiscal 2002 reflect decreases in field management costs and a reduction in corporate staff costs due to a cost containment program which we implemented beginning in the fourth quarter of fiscal 2001.

During the twenty-eight weeks ended July 14, 2002, we recorded a provision for restaurant closings of $2.2 million. For the same twenty-eight weeks that ended on July 15 in fiscal 2001, we recorded a provision of $1.5 million. The provisions for the twelve weeks ended July 14, 2002 and July 15, 2001 were $2.1 million and $1.4 million, respectively. Of the provisions recorded in fiscal 2002, approximately $1.6 million was recorded in the twelve weeks ended July 14, 2002 for the net book value of the property and equipment and anticipated closing costs of approximately thirty low volume, unprofitable Sbarro quick service locations that we are planning to close in the third and fourth quarter of fiscal 2002 (seventeen of those units have been closed to date in the third quarter). The net book value of approximately one-half of the units to be closed was included in the provision for asset impairment recorded in fiscal 2001. The balance of the provisions recorded in both periods of 2002 relate to costs that either were not included in the provision for asset impairment recorded in the fourth quarter of fiscal 2001 or which were not absorbed by amounts received from landlords in connection with such closings. The $1.4 million provision recorded in the second quarter of fiscal 2001 related to certain quick service store closings and for the cost of converting our Umberto and Tony & Bruno locations to our Mama Sbarro concept. Due to the seasonal nature of the Sbarro quick service locations, we generally measure asset impairment of our store locations after our full fiscal year results, unless impairment indications arise earlier.

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

Interest expense of $16.7 million and $16.9 million for the twenty-eight weeks ended July 14, 2002 and July 15, 2001, respectively, and of $7.2 million for each of the second fiscal quarters of 2002 and 2001, relate to the 11%, $255.0 million Senior Notes issued to finance our going private transaction in September 1999, the 8.4%, $16.0 million mortgage loan on our corporate headquarters in 2001 (the principal of which is being repaid at the rate of $0.1 million per quarter), and fees for unused borrowing capacity under our Credit Agreement. Of these amounts, $0.7 million and $0.4 million in each of the twenty-eight weeks and twelve weeks ended July 14, 2002 and July 15, 2001, respectively, represented non-cash charges for the accretion of the original issue discount on our Senior Notes and the amortization of deferred financing costs on the Senior Notes, Credit Agreement and the Mortgage loan.

Interest income for the twenty-eight week period ended July 14, 2002 and July 15, 2001 was approximately $0.3 million and $0.5 million, respectively. Interest income was approximately $0.1 million for the second quarter of both the 2002 and 2001 fiscal years. The reduction in


                                     Pg. 31
interest income reflects the reduced availability of cash for investment and lower interest rates in effect during the first fiscal quarter of 2002 over 2001

Equity in the net income of unconsolidated affiliates represents our share of earnings and losses in those new concepts in which we have a 50% or less ownership interest. The increase of $0.4 million and $0.2 million during the twenty-eight and twelve weeks ended July 14, 2002 as compared to the same periods in fiscal 2001, was primarily a result of improved performance of our steakhouse joint venture. We have determined that we will continue to develop and expand the steakhouse joint venture locations but are evaluating the disposition of the other concepts in which we have a 50% or less ownership interest.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions. Under the provisions of Subchapter S, substantially all taxes on our income is paid by our shareholders rather than us. Our tax expense $0.2 million for both the twenty-eight week periods ended July 14, 2002 and July 15, 2001 and $0.1 million for both twelve week periods then ended was for taxes owed to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income.

We reached an agreement in principal to settle our claim with our insurance company in late July 2002 for the reimbursement of the cost of the assets destroyed at the Sbarro-owned World Trade Center location, arising out of the events of September 11, 2001, as well as for lost income under our business interruption insurance coverage. During the third quarter of fiscal 2002, we anticipate receiving the remaining tentative settlement of these insurance claims. As a result, upon receipt, we anticipate recognizing income, net of expenses, of approximately $7.0 million. Our understanding is subject to entering into a definitive settlement agreement. There can be no assurance that such agreement will be finalized.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in our joint ventures through cash generated from operations. At July 14, 2002, we had unrestricted cash and cash equivalents of $30.7 million and working capital of $8.2 million compared to unrestricted cash and cash equivalents of $15.0 and a working capital deficit of $7.7 million at July 15, 2001.

Net cash provided by operating activities was $1.0 million for both the twenty-eight weeks ended July 14, 2002 and the twenty-eight weeks ended July 15, 2001. The $2.1 million decrease in EBITDA and an increase in prepaid expenses of $1.6 million was offset by the $1.7 difference in the change in accounts receivable (primarily due to the receipt of $1.5 million advance for our insurance claim, that had been recognized as a receivable at the end of fiscal 2001, arising out of the events at the World Trade Center on September 11,
2001), a lower decrease in other assets of $0.7 million and a lower decrease of $1.0 million in the amount of accounts payable and accrued expenses. Accounts payable and accrued expenses are traditionally highest at the end of each of the Company's fiscal years which occurs at the end of the peak holiday season.


                                     Pg. 32

Net cash used in investing activities has historically been primarily for capital expenditures, including investments made by our consolidated other concepts. Net cash used in investing activities declined from $11.5 million for the twenty-eight weeks ended July 15, 2001 to $4.1 million for the twenty-eight weeks ended July 14, 2002 primarily due to a decline in quick service new unit openings and renovation activity and a reduction in expenditures for consolidated other concept locations. Investing activities in the twenty-eight and twelve weeks ended July 14, 2002 include $0.8 million paid as part of previously committed costs of $2.3 million relating to an upgrade of our computer systems.

Net cash used in financing activities was $3.2 million for the twenty-eight weeks ended July 14, 2002 compared to net cash used of $16.9 million in the comparable 2001 period. The reduced amount of cash used in financing activities in the twenty-eight weeks of fiscal 2002 compared to the twenty-eight weeks of fiscal 2001 was due to a $4.4 million reduction in tax distributions made under a tax payment agreement, the absence in fiscal 2002 of $3.2 million of loans (net of $0.7 million of loan repayments) and $5.0 million of dividends (made outside of the Tax Payment Agreement) made to our shareholders in the fiscal 2001 period and the absence of the $1.0 million purchase price paid by us as part of the settlement of litigation in the fiscal 2001 period for the 20% interest in the Umberto of New Hyde Park concept that we did not own.

We incur annual cash interest expense of approximately $29.7 million under our Senior Notes and mortgage loan and may incur additional interest expense for borrowings under our Credit Agreement. In addition to debt service, we expect that our other liquidity needs will relate to capital expenditures, working capital, investments in other ventures, distributions to shareholders to the extent permitted under the Indenture for the Senior Notes and the Bank Credit Agreement and general corporate purposes. We believe that aggregate restaurant capital expenditures and our investments in joint ventures during the next twelve months will be significantly lower than levels in fiscal 2001.

We expect our primary sources of liquidity to meet these needs will be cash flow from operations. The planned closing of approximately 30 Sbarro quick - service locations in the third and fourth quarter of fiscal 2002 is expected, after termination payments to landlords, to increase liquidity as these units were low volume, under performing units that had negative EBITDA. Also, at August 15, 2002, we had $28.1 million of undrawn availability under our Credit Agreement, net of outstanding letters of credit and guarantees of reimbursement obligations aggregating approximately $1.9 million.

Under the Indenture under which our Senior Notes are issued and the Bank Credit Agreement, there are various covenants that limit our ability to borrow funds in addition to lending arrangements that existed at the date of the going private transaction in September 1999 and replacements of those arrangements, to make "restricted payments" including, among other things, dividend payments (other than as distributions pursuant to the Tax Payment Agreement), and to make investments in, among other things, unrestricted subsidiaries. Among other covenants, the Indenture requires that, in order for us to borrow (except under specifically permitted arrangements, such as up to $75.0 million of revolving credit loans), our consolidated interest ratio coverage (as defined), after giving pro forma effect to the interest on the new


                                     Pg. 33
borrowing, for the four most recently ended fiscal quarters must be at least 2.5 to 1. In order to make restricted payments, our ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment. As of July 14, 2002, that ratio was 1.94 to 1. As a result, we are not presently able to borrow funds (other than specifically permitted indebtedness, including up to $75.0 million of revolving credit loans) or make restricted payments.

The Tax Payment Agreement was entered into in light of our election that our shareholders, rather than us, be taxed on our taxable income pursuant to Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local tax provisions. The tax payment agreement permits us to make periodic tax distributions to our shareholders in amounts intended to approximate the income taxes, including estimated taxes, that would be payable by them if their only income were their pro rata share of our taxable income and that income was taxed at the highest applicable Federal and New York state marginal income tax rates.

Our contractual obligations and other commercial commitments with respect to both our Sbarro quick service and the other concepts (both those in which we have a majority or minority interest) do not differ materially from the information disclosed in the Form 10-K for the 2001 fiscal year. Our Bank Credit Agreement had been amended in March 2002 to (a) increase the required maximum ratio of Consolidated Senior Debt (as defined) at the end of a fiscal quarter to Consolidated EBITDA (as defined) for the four fiscal quarters then ended that we may have, such ratios ranging from 7.25 to 1 through the third quarter of fiscal 2002 to 4.50 to 1 after the third quarter of fiscal 2003, and (b) to decrease the required minimum ratio of Consolidated EBITDA (as defined) for the four quarters ended on the measurement date to Consolidated Interest Expense (as defined) for the four quarters ended on the measurement date that we may have, such ratios ranging from 1.25 to 1 through the third quarter of fiscal 2002 to
2.00 to 1 after the third quarter of fiscal 2003.


CRITICAL ACCOUNTING POLICIES
----------------------------

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the twenty-eight weeks ended July 14, 2002, there were no material changes to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.


                                     Pg. 34

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


                                     Pg. 35

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

Future borrowings under our credit facility (none are currently outstanding) will be at rates that float with the market and, therefore, will be subject to fluctuations in interest rates. Our $255.0 Senior Notes bear a fixed interest rate of 11.0%. We are not a party to, and do not expect to enter into, any interest rate swaps or other instruments to hedge interest rates.

We have not, and do not expect to, purchase future, forward, option or other instruments to hedge against fluctuations in the prices of the commodities we purchase. As a result, our future commodities purchases are subject to changes in the prices of such commodities.

All of our transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, reducing the risks attendant in changes in the values of foreign currencies. As a result, we have not, and do not expect to, purchase future contracts, options or other instruments to hedge against changes in values of foreign currencies.


                                     Pg. 36

                           PART II. OTHER INFORMATION
                           --------------------------

                                 Not applicable


                                     Pg. 37

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SBARRO, INC.
                                          --------------------------------------
                                          Registrant


Date:  August 23, 2002            By:     /s/ MARIO SBARRO
       ---------------                    --------------------------------------
                                          Mario Sbarro
                                          Chairman of the Board and President
                                          (Principal Executive Officer)


Date:  August 23, 2002            By:     /s/ STEVEN B. GRAHAM
       ---------------                    --------------------------------------
                                          Steven B. Graham
                                          Vice President and Controller
                                          (Principal Accounting Officer)


                                     Pg. 38