Form 10-Q
period 2002-10-06
SBARRO INC
filed 2002-11-20
CIK 766004

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED OCTOBER 6, 2002          COMMISSION FILE NUMBER 333-90817



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

YES      X                 NO
    ----------                -----------


THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF NOVEMBER 14, 2002 WAS 7,064,328.


--------------------------------------------------------------------------------

                                  SBARRO, INC.

                                 FORM 10-Q INDEX



                                                                           PAGES
                                                                           -----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Consolidated Financial Statements:

         Balance Sheets - October 6, 2002 (unaudited) and
         December 30, 2001. . . . . . . . . . . . . . . . . . . . . . . . . .3-4

         Statements of Operations (unaudited) - Forty Weeks and Twelve
         Weeks ended October 6, 2002 and October 7, 2001 . . . . . . . . . . 5-6

         Statements of Cash Flows (unaudited) - Forty Weeks ended
         October 6, 2002 and October 7, 2001 . . . . . . . . . . . . . . . . 7-8

         Notes to Unaudited  Consolidated Financial Statements -
           October 6, 2002. . . . . . . . . . . . . . . . . . . . . . . . . 9-26

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . . . 27-36

Item 3.  Qualitative and Quantitative Disclosures of Market Risk . . . . . . .36

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . .37


PART II. OTHER INFORMATION
         -----------------

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 37






                                      Pg. 2

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL INFORMATION


                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                (IN THOUSANDS EXCEPT SHARE DATA)
                                                           ------------------------------------------
                                                           OCTOBER 6, 2002          DECEMBER 30, 2001
                                                           ---------------          -----------------
                                                             (UNAUDITED)
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                  $30,479                  $36,952
     RESTRICTED CASH FOR UNTENDERED SHARES                           21                       45
     RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL
         ACCOUNTS OF $175 (NOTE 7):
         FRANCHISE                                                2,495                    2,162
         OTHER                                                    1,584                    2,797
                                                               --------                 --------
                                                                  4,079                    4,959

     INVENTORIES                                                  2,796                    3,537
     LOANS RECEIVABLE FROM SHAREHOLDERS                           3,232                        -
     PREPAID EXPENSES                                             8,749                    1,242
                                                               --------                 --------
       TOTAL CURRENT ASSETS                                      49,356                   46,735

PROPERTY AND EQUIPMENT, NET                                     121,080                  132,303

INTANGIBLE ASSETS:
   TRADEMARKS AND TRADENAMES, NET (NOTE 2)                      195,916                  195,916
   GOODWILL, NET (NOTE 2)                                         9,204                    9,204
   DEFERRED FINANCING COSTS, NET                                  6,881                    7,707

LOANS RECEIVABLE FROM SHAREHOLDERS                                2,800                    6,032

OTHER ASSETS                                                      7,539                    6,865
                                                               --------                 --------
                                                               $392,776                 $404,762
                                                               ========                 ========


                                   (CONTINUED)

                                      PG. 3

                          SBARRO, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                               (IN THOUSANDS EXCEPT SHARE DATA)
                                                           -----------------------------------------
                                                           OCTOBER 6, 2002         DECEMBER 30, 2001
                                                           ---------------         -----------------
                                                            (UNAUDITED)
CURRENT LIABILITIES:
     AMOUNTS DUE FOR UNTENDERED SHARES                              $21                      $45
     ACCOUNTS PAYABLE                                            10,263                    9,107
     ACCRUED EXPENSES                                            17,681                   24,648
     ACCRUED INTEREST PAYABLE                                     1,708                    8,181
     CURRENT PORTION OF MORTGAGE PAYABLE                            152                      140
                                                               --------                 --------
         TOTAL CURRENT LIABILITIES                               29,825                   42,121

DEFERRED RENT                                                     8,864                    8,479

LONG-TERM DEBT, NET OF ORIGINAL ISSUE
         DISCOUNT (NOTE 5)                                      267,880                  267,718

CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY:
     PREFERRED STOCK, $1 PAR VALUE; AUTHORIZED
        1,000,000 SHARES; NONE ISSUED                                 -                        -
     COMMON STOCK, $.01 PAR VALUE; AUTHORIZED
        40,000,000 SHARES; ISSUED AND OUTSTANDING
        7,064,328 SHARES AT OCTOBER 6, 2002 AND
        DECEMBER 30, 2001                                            71                       71
     ADDITIONAL PAID-IN CAPITAL                                      10                       10
     RETAINED EARNINGS                                           86,126                   86,363
                                                               --------                 --------
                                                                 86,207                   86,444
                                                               --------                 --------
                                                               $392,776                 $404,762
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

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                               (IN THOUSANDS)
                                                                  -----------------------------------------
                                                                         FOR THE FORTY WEEKS ENDED:
                                                                  -----------------------------------------
                                                                  OCTOBER 6, 2002           OCTOBER 7, 2001
                                                                  ---------------           ---------------
REVENUES:
     RESTAURANT SALES                                                 $254,454                  $273,928
     FRANCHISE RELATED INCOME                                            7,636                     7,652
     REAL ESTATE AND OTHER                                               4,334                     4,407
                                                                      --------                  --------
       TOTAL REVENUES                                                  266,424                   285,987
                                                                      --------                  --------

COSTS AND EXPENSES:
     RESTAURANT OPERATING EXPENSES:
     COST OF FOOD AND PAPER PRODUCTS                                    49,864                    56,155
     PAYROLL AND OTHER EMPLOYEE BENEFITS                                71,867                    75,868
     OTHER OPERATING COSTS                                              89,152                    90,306
     DEPRECIATION AND AMORTIZATION (NOTE 2)                             15,784                    24,094
     GENERAL AND ADMINISTRATIVE                                         17,985                    24,053
     PROVISION FOR RESTAURANT CLOSINGS (NOTE 4)                          2,911                     2,817
                                                                      --------                  --------
       TOTAL COSTS AND EXPENSES                                        247,563                   273,293
                                                                      --------                  --------
OPERATING INCOME BEFORE MINORITY INTEREST                               18,861                    12,694
MINORITY INTEREST                                                          (36)                       26
                                                                      --------                  --------
     OPERATING INCOME                                                   18,825                    12,720
                                                                      --------                  --------

OTHER INCOME (EXPENSE):
     INTEREST EXPENSE                                                  (23,905)                  (24,123)
     INTEREST INCOME                                                       390                       640
     EQUITY IN NET INCOME OF
          UNCONSOLIDATED AFFILIATES                                        692                       185
     INSURANCE RECOVERY, NET (NOTE 3)                                    7,162                         -
                                                                      --------                  --------
       NET OTHER EXPENSE                                               (15,661)                  (23,298)
                                                                      --------                  --------

INCOME (LOSS) BEFORE INCOME TAXES                                        3,164                   (10,578)
INCOME TAXES  (NOTE 6)                                                     276                       280
                                                                      --------                  --------

NET INCOME (LOSS)                                                       $2,888                  $(10,858)
                                                                      ========                  ========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                      PG. 5

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                (IN THOUSANDS)
                                                                   ------------------------------------------
                                                                           FOR THE TWELVE WEEKS ENDED:
                                                                   ------------------------------------------
                                                                   OCTOBER 6, 2002            OCTOBER 7, 2001
                                                                   ---------------            ---------------
REVENUES:
     RESTAURANT SALES                                                 $ 78,006                   $85,206
     FRANCHISE RELATED INCOME                                            2,561                     2,430
     REAL ESTATE AND OTHER                                               1,319                     1,138
                                                                      --------                   -------
       TOTAL REVENUES                                                   81,886                    88,774
                                                                      --------                   -------

COSTS AND EXPENSES:
     RESTAURANT OPERATING EXPENSES:
      COST OF FOOD AND PAPER PRODUCTS                                   15,010                    17,648
      PAYROLL AND OTHER EMPLOYEE BENEFITS                               21,811                    23,237
      OTHER OPERATING COSTS                                             26,775                    26,754
     DEPRECIATION AND AMORTIZATION (NOTE 2)                              3,872                     7,117
     GENERAL AND ADMINISTRATIVE                                          5,286                     7,734
     PROVISION FOR RESTAURANT CLOSINGS (NOTE 4)                            682                     1,352
                                                                      --------                   -------
       TOTAL COSTS AND EXPENSES                                         73,436                    83,842
                                                                      --------                   -------
OPERATING INCOME BEFORE MINORITY INTEREST                                8,450                     4,932
MINORITY INTEREST                                                          ( 3)                       28
                                                                      --------                   -------
     OPERATING INCOME                                                    8,447                     4,960
                                                                      --------                   -------

OTHER INCOME (EXPENSE):
     INTEREST EXPENSE                                                   (7,165)                   (7,238)
     INTEREST INCOME                                                       130                       147
     EQUITY IN NET INCOME OF
       UNCONSOLIDATED AFFILIATES                                           147                        60
     INSURANCE RECOVERY, NET (NOTE 3)                                    7,162                         -
                                                                      --------                   -------
       NET OTHER INCOME (EXPENSE)                                          274                    (7,031)
                                                                      --------                   -------

INCOME (LOSS) BEFORE INCOME TAXES                                        8,721                    (2,071)
INCOME TAXES  (NOTE 6)                                                      75                        80
                                                                      --------                   -------

NET INCOME (LOSS)                                                       $8,646                   $(2,151)
                                                                      ========                   =======


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

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               (IN THOUSANDS)
                                                                   -----------------------------------------
                                                                           FOR THE FORTY WEEKS ENDED:
                                                                   -----------------------------------------
                                                                   OCTOBER 6, 2002           OCTOBER 7, 2001
                                                                   ---------------           ---------------
OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                        $2,888                  $(10,858)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                                     16,939                    25,211
       PROVISION FOR RESTAURANT CLOSINGS                                  2,046                     2,061
       INCREASE IN DEFERRED RENT, NET                                       403                       607
       MINORITY INTEREST                                                     36                       (26)
       EQUITY IN NET INCOME OF
         UNCONSOLIDATED AFFILIATES                                         (692)                     (185)
       DIVIDENDS RECEIVED FROM
         UNCONSOLIDATED AFFILIATE                                           311                       244

CHANGES IN OPERATING ASSETS AND LIABILITIES:
      DECREASE (INCREASE) IN RECEIVABLES                                    881                    (1,657)
      DECREASE IN INVENTORIES                                               741                       504
      INCREASE IN PREPAID EXPENSES                                       (7,507)                   (6,313)
      INCREASE IN OTHER ASSETS                                             (181)                     (140)
      DECREASE IN ACCOUNTS PAYABLE
         AND ACCRUED EXPENSES                                            (6,012)                   (2,703)
      DECREASE IN ACCRUED INTEREST PAYABLE                               (6,473)                   (6,223)
                                                                       --------                  ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 3,380                       522






                                   (CONTINUED)


                                      PG. 7

                          SBARRO, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                                               (IN THOUSANDS)
                                                                  ------------------------------------------
                                                                           FOR THE FORTY WEEKS ENDED:
                                                                  ------------------------------------------
                                                                  OCTOBER 6, 2002            OCTOBER 7, 2001
                                                                  ---------------            ---------------
INVESTING ACTIVITIES:

PURCHASES OF PROPERTY AND EQUIPMENT                                    $(6,611)                 $(14,453)
                                                                       -------                   -------
    NET CASH USED IN INVESTING ACTIVITIES                               (6,611)                  (14,453)
                                                                       -------                   -------

FINANCING ACTIVITIES:

MORTGAGE PRINCIPAL REPAYMENTS                                             (117)                     (107)
PURCHASE OF MINORITY INTEREST IN JOINT VENTURE                               -                    (1,000)
LOANS TO SHAREHOLDERS                                                        -                    (3,932)
REPAYMENT OF SHAREHOLDER LOANS                                               -                       700
TAX DISTRIBUTIONS RELATED TO THE PRIOR FISCAL   YEAR                    (3,125)                   (7,564)
DIVIDENDS                                                                    -                    (5,000)
                                                                       -------                   -------
    NET CASH USED IN FINANCING ACTIVITIES                               (3,242)                  (16,903)
                                                                       -------                   -------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (6,473)                  (30,834)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        36,952                    42,319
                                                                       -------                   -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $30,479                   $11,485
                                                                       =======                   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

CASH PAID DURING THE PERIOD FOR INCOME TAXES                              $626                      $791
                                                                       =======                   =======

CASH PAID DURING THE PERIOD FOR INTEREST                               $29,247                   $29,241
                                                                       =======                   =======


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                      PG. 8

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of our consolidated financial position at October 6, 2002 and our consolidated results of operations for each of the forty and twelve week periods ended October 6, 2002 and October 7, 2001 and cash flows for the forty weeks in each of the respective years have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

     Certain items in the financial statements presented have been reclassified to conform to the fiscal 2002 presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 became effective with respect to our Company with the beginning of fiscal 2002. SFAS No. 142 requires that the amortization of goodwill (which was $4.2 million and $1.3 million in the forty and twelve weeks ended October 7, 2001, respectively) cease on December 31, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. We have completed our initial impairment test on goodwill and intangible assets (trademarks and tradenames) with indefinite lives acquired prior to July 1, 2001 ($205.1 million, net of accumulated amortization of $19.3 million, at October 6, 2002) and concluded that there had been no impairment at January 1, 2002.





                                      Pg. 9

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   RECENT ACCOUNTING PRONOUNCEMENTS:

     The effect of the adoption of SFAS No. 142 on the reported net loss for the fiscal 2001 periods presented in this report is as follows:

                                                    Forty Weeks Ended                Twelve Weeks Ended
                                                    -----------------                ------------------
                                           Oct. 6, 2002        Oct. 7, 2001     Oct. 6, 2002      Oct. 7, 2001
                                           ------------        ------------     ------------      ------------
                                                      (in thousands)                     (in thousands)
     Reported net income (loss)            $2,888              $(10,858)        $8,646            $(2,151)
     Add back:  Amortization of
     goodwill and intangible assets
     with indefinite lives                      -                 4,177              -              1,246

     Adjusted net income (loss)            $2,888              $ (6,681)        $8,646              $(905)


     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. SFAS No. 143 became effective with respect to us with the beginning of fiscal 2002 and has not had a material effect on our financial position and operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 became effective with respect to us with the beginning of fiscal 2002. The adoption of SFAS No. 144 has not had a material impact on our financial position and operating results. We will continue to assess impairment of the assets of our restaurants on a restaurant-by-restaurant basis.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the prior requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement and contains other nonsubstantive corrections to


                                     Pg. 10

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

     authoritative accounting literature in SFAS No. 4, 44 and 64. The changes in SFAS 145 related to debt extinguishment will be effective for us beginning with our 2003 fiscal year and the other changes were effective for us beginning with transactions after May 15, 2002. Adoption of this standard has not had, and we do not expect that it will have, a material effect on our financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs (including our future accounting for restaurant closing costs) as well as the amount recognized. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 29, 2002.

3.   EFFECT OF EVENTS OF SEPTEMBER 11, 2001:

     As a result of the events of September 11, 2001, a Sbarro-owned location, as well as a franchise location, that had operated in the World Trade Center in New York City were destroyed. Although the Sbarro-owned location generated substantial sales revenues and operating income, the effect on the results for the third quarter and year to date of fiscal 2001 was not material to our consolidated results as a whole. The franchise location did not generate significant royalty revenues. In addition, a number of airports were closed due to the events of September 11 causing airport Sbarro-owned and franchise units to close for periods of time and those airport locations and a number of downtown locations have continued to experience a period of reduced sales through the third quarter of fiscal 2002.

     In September 2002, we reached an agreement to settle, for $9.65 million, our claim with our insurance company for the reimbursement of the depreciated cost of the assets destroyed at the Sbarro-owned location, as well as for lost income under our business interruption insurance coverage. The proceeds of the settlement, less the $1.5 million advance received in May 2002, was received in September 2002. Approximately $7.2 million, net of related expenses, of the settlement relates to reimbursement of lost income under our business interruption insurance coverage and is included in our statement of operations for the forty and twelve weeks ended October 6, 2002.



                                     Pg. 11

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   PROVISION FOR RESTAURANT CLOSINGS:

     During the forty and twelve weeks ended October 6, 2002, we recorded a provision for restaurant closings of $2.9 million and $0.7 million, respectively. Of the provision, approximately $1.6 million and $0.7 million were recorded in the second and third fiscal quarters of fiscal 2002, respectively, for the net book value of the property and equipment to be abandoned and anticipated closing costs of approximately thirty low volume, unprofitable Sbarro quick service locations that we planned to close in the third and fourth quarter of fiscal 2002 (twenty-five of those units have been closed to date). The net book value of approximately one-half of the units to be closed was included in the provision for asset impairment recorded in fiscal 2001. The balance of the provision in both periods of fiscal 2002 relate to costs that either were not included in the provision for asset impairment recorded in the fourth quarter of fiscal 2001 or which were not absorbed by amounts received from landlords in connection with such closings.

5.   LONG-TERM DEBT:

     We were in compliance with the various covenants in the indenture for our senior notes, our bank credit agreement and our mortgage as of October 6, 2002.

     We are subject to various covenants under the Indenture under which our senior notes are issued and under our bank credit agreement. One of the covenants limits our ability to borrow funds (except under specifically permitted arrangements, such as up to $75.0 million of revolving credit loans) unless our consolidated interest ratio coverage (as defined), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters is at least 2.5 to 1. Another covenant limits our ability to make "restricted payments," including, among other things, dividend payments (other than as distributions pursuant to the Tax Payment Agreement) and investments in, among other things, unrestricted subsidiaries, to specified amounts determined under a formula contained in the Indenture provided that that ratio is at least 2.0 to 1 after giving pro forma effect to the restricted payment. As of October 6, 2002, that ratio was 2.23 to 1. As a result, we are not presently able to borrow funds (other than specifically permitted indebtedness, including up to $75.0 million of revolving credit loans). Additionally, under the formula contained in the Indenture, we may not presently make restricted payments other than certain permitted investments.

6.   INCOME TAXES:

     During the first quarter of fiscal 2002, we made tax distributions, based on our tax basis income for fiscal 2001, of $3.1 million compared to $7.6 million of tax distributions, based on our tax basis income for fiscal 2000, during the first quarter of fiscal 2001. There were no tax distributions during the second or third quarters of either fiscal 2002 or fiscal 2001.


                                     Pg. 12

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   RELATED PARTY AND OTHER TRANSACTIONS:

     As of July 14, 2002, we sold the assets of a Sbarro-owned location that we intended to close to a corporation whose shareholder is the brother-in-law of our Chairman of the Board and President for fair value of $88,900. The sales price resulted in a loss of approximately $64,000 that is included in the provision for restaurant closings in the statement of operations. At the same time, that corporation entered into a franchise agreement with us with an initial franchise fee, a continuing royalty percentage and other terms and conditions that are similar to those in effect for most of our other new franchisees. We received promissory notes for each of the purchase price and initial franchise fee that are payable over seven years and bear interest on the unpaid principal balances at 7% interest per annum.

     As of March 28, 2002, we sold, for nominal consideration, the assets of a Mama Sbarro location to an unrelated third party. The purchaser also entered into a joint venture agreement with Sbarro that provides for the quarterly distribution to us of a 50% profit participation, as defined, if any. Losses incurred in any year only offset income of the year of the loss. The location was closed for renovation for the majority of the second quarter and, to date, has not generated distributable income. A second unit was sold to the same unrelated third party under similar terms and conditions, including the profit participation agreement, as of July 31, 2002. In addition, we are to lend up to $50,000 to the purchaser for the remodeling of the second location sold which is anticipated to re-open by the end of the 2002 fiscal year. Any loan is to be repaid monthly from the cash flow of the restaurant, together with interest at the Citibank prime rate (4.75% at October 6, 2002) plus 2% with a maturity date of August 2007. Approximately $19,000 has been advanced to date. The net book value of both of these locations had been included in the provision for restaurant impairment recorded in fiscal 2001.

8.   CONTINGENCIES:

     On December 20, 1999, fourteen current and former general managers of Sbarro restaurants in California amended a complaint against us filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the court denied the motion. We have separately settled with two of the managers for immaterial amounts.

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

     We believe that we have substantial defenses to the claims in each of the actions and are vigorously defending these actions.

     In addition, from time to time, we are a party to certain claims and legal proceedings in the ordinary course of business, none of which, in our opinion, would have a material adverse effect on our financial position or results of operations.

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS:

     Certain subsidiaries have guaranteed amounts outstanding under our senior notes and bank credit agreement. Each of the guaranteeing subsidiaries is our direct or indirect wholly owned subsidiary and each has fully and unconditionally guaranteed the senior notes and the credit agreement on a joint and several basis.

     The following condensed consolidating financial information presents:

     (1) Condensed consolidating balance sheets as of October 6, 2002 (unaudited) and December 30, 2001 and condensed consolidating statements of income for the forty and twelve weeks ended October 6, 2002 (unaudited) and October 7, 2001 (unaudited) and cash flows for the forty weeks ended October 6, 2002 (unaudited) and October 7, 2001 (unaudited) of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) the Company on a consolidated basis, and

     (2) Elimination entries necessary to consolidate Sbarro, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

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

                                     Pg. 14

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                           CONSOLIDATING BALANCE SHEET
                              AS OF OCTOBER 6, 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Current assets:
   Cash and cash equivalents                  $24,839         $4,823             $817                         $30,479
   Restricted cash for untendered                  21              -                -                              21
     shares
   Receivables less allowance for
     doubtful accounts of $175:
     Franchise                                  2,495              -                -                           2,495
     Other                                        382          1,038              164                           1,584
                                             --------       --------          -------                        --------
                                                2,877          1,038              164                           4,079

   Inventories                                  1,085          1,388              323                           2,796
   Loans receivable from shareholders           3,232              -                -                           3,232
   Prepaid expenses                             6,623          1,868              258                           8,749
                                             --------       --------          -------                        --------
     Total current assets                      38,677          9,117            1,562                          49,356

Intercompany receivables                       13,168        300,874                -       $(314,042)              -

Investment in subsidiaries                     65,469              -                -         (65,469)              -

Property and equipment, net                    44,253         65,609           11,218               -         121,080

Intercompany receivables - long term            3,608              -                -          (3,608)              -

Intangible assets:
   Trademarks and tradenames, net             195,916              -                -               -         195,916
   Goodwill, net                                9,324              -                -            (120)          9,204
   Deferred financing costs, net                6,601            280                -               -           6,881


Loans receivable from shareholders              2,800              -                -               -           2,800

Other assets                                    8,844          1,710             (658)         (2,357)          7,539
                                             --------       --------          -------       ---------        --------

                                             $388,660       $377,590          $12,122       $(385,596)       $392,776
                                             ========       ========          =======       =========        ========



                                     Pg. 15

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                           CONSOLIDATING BALANCE SHEET
                              AS OF OCTOBER 6, 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Current liabilities:
   Amounts due for untendered shares              $21                                                             $21
   Accounts payable                             9,691            $230           $342                           10,263
   Accrued expenses                            16,095            (784)         2,370                           17,681
   Accrued interest payable                     1,708               -              -                            1,708
   Current portion of mortgage payable              -             152              -                              152
                                             --------       --------          -------                        --------
     Total current liabilities                 27,515            (402)         2,712                           29,825

Intercompany payables                         300,874               -         13,168        $(314,042)              -

Deferred rent                                   8,209               -            655                -           8,864

Long-term debt, net of
   original issue discount                    252,361          15,519              -                -         267,880

Intercompany payables - long term                   -           3,608              -           (3,608)              -

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; none
     issued                                         -               -              -                -               -
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               -              -                -              71
   Additional paid-in capital                      10          65,469          2,477          (67,946)             10
   Retained earnings (deficit)               (200,380)        293,396         (6,890)               -         86,126
                                             --------         -------         ------          -------          ------

                                             (200,299)        358,865         (4,413)         (67,946)         86,207
                                             --------         -------         ------          -------          ------

                                             $388,660        $377,590        $12,122        $(385,596)       $392,776
                                             ========        ========        =======        =========        ========



                                     Pg. 16

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 30, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                     ASSETS



                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Current assets:
   Cash and cash equivalents                  $29,673         $5,437           $1,842                         $36,952
   Restricted cash for untendered                  45              -                -                              45
     shares
   Receivables less allowance for
     doubtful accounts of $175:
     Franchise                                  2,162              -                -                           2,162
     Other                                      2,069            613              115                           2,797
                                             --------       --------          -------                        --------
                                                4,231            613              115                           4,959

   Inventories                                  1,413          1,771              353                           3,537
   Prepaid expenses                             1,916           (530)            (144)                          1,242
                                             --------       --------          -------                        --------
     Total current assets                      37,278          7,291            2,166                          46,735

Intercompany receivables                       12,079        281,438                -       $(293,517)              -

Investment in subsidiaries                     65,469              -                -         (65,469)              -

Property and equipment, net                    46,554         73,659           12,090               -         132,303

Intercompany receivables - long term            3,900              -                -          (3,900)              -

Intangible assets:
   Trademarks and tradenames, net             195,916              -                -               -         195,916
   Goodwill, net                                9,204              -                -               -           9,204
   Deferred financing costs, net                7,398            309                -               -           7,707

Loans receivable from shareholders              6,032              -                -               -           6,032

Other assets                                    8,065          1,852             (576)         (2,476)          6,865
                                             --------       --------          -------       ---------        --------
                                             $391,895       $364,549          $13,680       $(365,362)       $404,762
                                             ========       ========          =======       =========        ========




                                     Pg. 17

                         SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 30, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Current liabilities:
   Amounts due for untendered shares              $45                                                             $45
   Accounts payable                             8,014            $164           $929                            9,107
   Accrued expenses                            19,392           1,824          3,432                           24,648
   Accrued interest payable                     8,181               -              -                            8,181
   Current portion of mortgage payable              -             140              -                              140
                                             --------       --------          -------                        --------
     Total current liabilities                 35,632           2,128          4,361                           42,121

Intercompany payables                         281,438               -         12,078        $(293,516)              -

Deferred rent                                   7,512               -            967                -           8,479

Long-term debt, net of
   original issue discount                    252,070          15,648              -                -         267,718

Intercompany payables - long term                   -           3,900              -           (3,900)              -

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; none
     issued                                         -               -              -                -               -
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               -              -                -              71
   Additional paid-in capital                      10          65,469          2,477          (67,946)             10
   Retained earnings (deficit)               (184,838)        277,404         (6,203)               -          86,363
                                             --------        --------        -------        ---------        --------

                                             (184,757)        342,873         (3,726)         (67,946)         86,444
                                             --------        --------        -------        ---------        --------

                                             $391,895        $364,549        $13,680        $(365,362)       $404,762
                                             ========        ========        =======        =========        ========




                                     Pg. 18

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FORTY WEEKS ENDED OCTOBER 6, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----
Revenues:
   Restaurant sales                          $106,043        $130,493        $17,918                         $254,454
   Franchise related income                     7,636               -              -                            7,636
   Real estate and other                        2,115           2,910              -            $(691)          4,334
   Intercompany charges                             -          11,091              -          (11,091)              -
                                             ---------        -------          -----       ----------          ------
         Total revenues                       115,794         144,494         17,918          (11,782)        266,424
                                             ---------        -------          -----       ----------          ------

Cost and expenses:
   Restaurant operating expenses:
       Cost of food and paper products         19,614          25,419          4,831                -          49,864
       Payroll and other employee
         benefits                              28,110          37,233          6,524                -          71,867
       Other operating costs                   37,388          45,970          5,794                -          89,152
   Depreciation and amortization                6,823           8,032            929                -          15,784
   General and administrative                   9,301           9,028            347             (691)         17,985
   Provision for restaurant closings            2,770               -            141                -           2,911
   Intercompany charges                        11,091               -              -          (11,091)               -
                                             ---------        -------          -----       ----------          ------
       Total costs and expenses               115,097         125,682         18,566          (11,782)        247,563
                                             ---------        -------          -----       ----------          ------

Operating income (loss) before minority
   interest                                       697          18,812           (648)               -          18,861
                                             ---------        -------          -----       ----------          ------
Minority interest                                   -                -           (36)               -             (36)
                                             ---------        -------          -----       ----------          ------
Operating income (loss)                           697          18,812           (684)               -          18,825

Other (expense) income:
   Interest expense                           (22,774)         (1,131)             -                -         (23,905)
   Interest income                                390               -              -                -             390
   Equity in net income  of
     unconsolidated affiliates
                                                  692               -              -                -             692
   Insurance recovery, net                      7,162               -              -                            7,162
                                             ---------        -------          -----       ----------          ------

Net other expense                             (14,530)         (1,131)             -                -         (15,661)
                                             ---------        -------          -----       ----------          ------

(Loss) income before income taxes             (13,833)         17,681           (684)               -           3,164
Income taxes (benefit)                         (1,352)          1,690            (62)               -             276
                                             ---------        -------          -----       ----------          ------

Net (loss) income                            $(12,481)        $15,991          $(622)      $        -          $2,888
                                             =========        =======          =====       ==========          =======




                                     Pg. 19

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FORTY WEEKS ENDED OCTOBER 7, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Revenues:
   Restaurant sales                          $114,395        $139,009        $20,524                         $273,928
   Franchise related income                     7,652               -              -                            7,652
   Real estate and other                        2,070           2,337              -                            4,407
   Intercompany charges                             -           8,538              -          $(8,538)              -
                                             --------         -------        -------      -----------        --------
         Total revenues                       124,117         149,884         20,524           (8,538)        285,987
                                             --------         -------        -------      -----------        --------

Cost and expenses:
   Restaurant operating expenses:
       Cost of food and paper products         21,233          29,263          5,659                -          56,155
       Payroll and other employee
         benefits                              29,151          39,778          6,939                -          75,868
       Other operating costs                   37,482          45,634          7,190                -          90,306
   Depreciation and amortization               12,447          10,509          1,138                -          24,094
   General and administrative                  11,582          11,670            801                -          24,053
   Provision for restaurant closings            2,423               -            394                -           2,817
   Intercompany charges
                                                8,538               -              -           (8,538)              -
                                             --------         -------        -------      -----------        --------
       Total costs and expenses               122,856         136,854         22,121           (8,538)        273,293
                                             --------         -------        -------      -----------        --------

Operating income (loss) before minority
   interest                                     1,261          13,030         (1,597)               -          12,694
Minority interest                                   -                -            26                -              26
                                             --------         -------        -------      -----------        --------
Operating income (loss)                         1,261          13,030         (1,571)               -          12,720
                                             --------         -------        -------      -----------        --------

Other (expense) income:
   Interest expense                           (23,012)         (1,111)        (1,437)           1,437         (24,123)
   Interest income                              2,077               -              -           (1,437)            640
   Equity in net income  of
     unconsolidated affiliates                    185               -               -               -             185
                                             --------         -------        -------      -----------        --------

 Net other expense                            (20,750)         (1,111)        (1,437)               -         (23,298)
                                             --------         -------        -------      -----------        --------

(Loss) income before income taxes             (19,489)         11,919         (3,008)               -         (10,578)
Income taxes (benefit)                             67             315           (102)               -             280
                                             --------         -------        -------      -----------        --------

Net (loss) income                            $(19,556)        $11,604        $(2,906)     $         -        $(10,858)
                                             ========         =======        =======      ===========        ========





                                     Pg. 20

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE TWELVE WEEKS ENDED OCTOBER 6, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----
Revenues:
   Restaurant sales                           $33,246         $39,588         $5,172                          $78,006
   Franchise related income                     2,561               -              -                            2,561
   Real estate and other                          651             875              -            $(207)          1,319
   Intercompany charges                             -           3,651              -           (3,651)              -
                                               ------          ------          -----       ----------          ------
         Total revenues                        36,458          44,114          5,172           (3,858)         81,886
                                               ------          ------          -----       ----------          ------

Cost and expenses:
   Restaurant operating expenses:
       Cost of food and paper products          6,786           6,733          1,491                -          15,010
       Payroll and other employee
         benefits                               8,018          11,919          1,874                -          21,811
       Other operating costs                   12,392          12,738          1,645                -          26,775
   Depreciation and amortization                1,706           1,875            291                -           3,872
   General and administrative                   2,604           2,742            147             (207)          5,286
   Provision for restaurant closings              700               -            (18)               -             682
   Intercompany charges                         3,651               -              -           (3,651)              -
                                               ------          ------          -----       ----------          ------
       Total costs and expenses                35,857          36,007          5,430           (3,858)         73,436
                                               ------          ------          -----       ----------          ------

Operating income (loss) before minority
   interest                                       601           8,107           (258)               -           8,450
Minority interest                                   -               -            (3)                -              (3)
                                               ------          ------          -----       ----------          ------
Operating income (loss)                           601           8,107           (261)               -           8,447
                                               ------          ------          -----       ----------          ------

Other (expense) income:
   Interest expense                            (6,827)           (338)             -                -          (7,165)
   Interest income                                130               -              -                -             130
   Equity in net income  of
     unconsolidated affiliates
                                                  147               -              -                -             147
    Insurance recovery, net                     7,162               -              -                -           7,162
                                               ------          ------          -----       ----------          ------

Net other income (expense)                        612            (338)             -                -             274
                                               ------          ------          -----       ----------          ------

Income before income taxes                      1,213           7,769           (261)               -           8,721
Income taxes (benefit)                         (1,209)          1,331            (47)               -              75
                                               ------          ------          -----       ----------          ------

Net income (loss)                              $2,422          $6,438          $(214)      $        -          $8,646
                                               ======          ======          =====       ==========          ======





                                     Pg. 21

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE TWELVE WEEKS ENDED OCTOBER 7, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----
Revenues:
   Restaurant sales                           $35,145         $43,600         $6,461                          $85,206
   Franchise related income                     2,430               -              -                            2,430
   Real estate and other                          479             659              -                            1,138
   Intercompany charges                               -         2,193              -          $(2,193)              -
                                              -------         -------         ------          --------        -------
         Total revenues                        38,054          46,452          6,461           (2,193)         88,774
                                              -------         -------         ------          --------        -------
Cost and expenses:
   Restaurant operating expenses:
       Cost of food and paper products          6,621           9,209          1,818                -          17,648
       Payroll and other employee
         benefits                               8,659          12,351          2,227                -          23,237
       Other operating costs                   10,514          14,173          2,067                -          26,754
   Depreciation and amortization                3,566           3,172            379                -           7,117
   General and administrative                   4,911           2,456            367                -           7,734
   Provision for restaurant closings            1,208               -            144                -           1,352
   Intercompany charges                         2,193               -              -           (2,193)              -
                                              -------         -------         ------          --------        -------
       Total costs and expenses                37,672          41,361          7,002           (2,193)         83,842
                                              -------         -------         ------          --------        -------

Operating income (loss) before minority
   Interest                                       382           5,091           (541)               -           4,932
Minority interest                                   -               -             28                -              28
                                              -------         -------         ------          --------        -------
Operating income (loss)                           382           5,091           (513)               -           4,960
                                              -------         -------         ------          --------        -------

Other (expense) income:
   Interest expense                            (6,927)           (311)          (572)             572          (7,238)
   Interest income                                719               -              -             (572)            147
   Equity in net income  of
     unconsolidated affiliates
                                                   60               -              -                -              60
                                              -------         -------         ------          --------        -------

Net other expense                              (6,148)           (311)          (572)               -          (7,031)
                                              -------         -------         ------          --------        -------

(Loss) income  before income taxes             (5,766)          4,780         (1,085)               -          (2,071)
Income taxes (benefit)                             29             109            (58)               -              80
                                              -------         -------         ------          --------        -------
Net (loss) income                             $(5,795)         $4,671        $(1,027)      $        -         $(2,151)
                                              =======          ======        ========      ===========        =======



                                     Pg. 22

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FORTY WEEKS ENDED OCTOBER 6, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
OPERATING ACTIVITIES:                        PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
---------------------                        ------      ------------    ------------     ------------       -----

Net (loss) income                            $(12,481)        $15,991          $(622)                          $2,888
Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization              7,816           8,194            929                           16,939
     Provision for restaurant closings          2,046               -              -                            2,046
     Increase in deferred rent, net               495            (120)            28                              403
     Minority interest                              -               -             36                               36
     Equity in income of
      unconsolidated affiliates                  (692)              -              -                             (692)
     Dividends received from
       unconcolidated affiliates                  311               -              -                              311
     Changes in operating assets
     and liabilities:
     Decrease (increase) in receivables         1,355            (425)           (49)                             881
     Decrease (increase) in inventories           328             383             30                              741
     Increase in prepaid assets                (4,707)         (2,398)          (402)                          (7,507)
     (Increase) decrease in other assets         (406)            262             83            $(120)           (181)
     (Decrease) increase in accounts
       payable and accrued expenses            (3,149)         (1,027)        (1,956)             120          (6,012)
     Decrease in accrued interest
       payable                                 (6,473)              -              -                -          (6,473)
                                              --------         -------        -------         --------         --------
Net cash (used in) provided by
    operating activities                      (15,557)         20,860         (1,923)               -           3,380
                                              --------         -------        -------         --------         --------

Investing activities:
---------------------
Purchases of property and equipment            (4,795)         (1,629)          (187)               -          (6,611)
                                              --------         -------        -------         --------         --------

Net cash used in investing activities          (4,795)         (1,629)          (187)               -          (6,611)
                                              --------         -------        -------         --------         --------




                                     Pg. 23

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE FORTY ENDED OCTOBER 6, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                           ------       ------------    ------------    ------------        -----
Financing activities:
---------------------
Mortgage principal repayments                      -           (117)              -                -           (117)
Distributions to shareholders                 (3,125)             -               -                -         (3,125)
Intercompany balances                         18,643        (19,728)          1,085                -              -
                                             -------         ------         -------          --------        -------
Net cash provided by
   (used in) financing activities             15,518        (19,845)          1,085                -         (3,242)
                                             -------         ------         -------          --------        -------

Decrease in cash and
  cash equivalents                            (4,834)          (614)         (1,025)               -         (6,473)
Cash and cash equivalents at
  beginning of period                         29,673          5,437           1,842                -         36,952
                                             -------         ------         -------          --------        -------
Cash and cash equivalents at
  end of period                              $24,839         $4,823            $817          $     -        $30,479
                                             =======         ======         =======          ========       =======

Supplemental disclosure of cash flow information:
Cash paid during the period for
  income taxes                                  $375           $250         $     1          $     -           $626
                                             =======         ======         =======          ========       =======
Cash paid during the period for              $28,145         $1,108         $29,247          $     -        $29,247
  interest                                   =======         ======         =======          ========       =======




                                     Pg. 24

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FORTY WEEKS ENDED OCTOBER 7, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         GUARANTOR      NONGUARANTOR                    CONSOLIDATED
OPERATING ACTIVITIES:                      PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
---------------------                      ------       ------------    ------------    ------------        -----

Net (loss) income                            $(19,556)       $11,604         $(2,906)                     $(10,858)
Adjustments to reconcile net (loss)
  income to net cash (used in)
  provided  by operating activities:
  Depreciation and amortization                13,533         10,540           1,138                        25,211
  Provision for restaurant closing              2,061              -               -                         2,061
  Increase in deferred rent, net                  833           (226)              -                           607
  Minority interest                                 -              -             (26)                          (26)
  Equity in income of unconsolidated
    affiliates                                   (185)             -               -                          (185)
  Dividends received from
    unconsolidated affiliates                     244              -               -                           244
  Changes in operating assets and
    liabilities:
    (Increase) decrease in receivables         (1,495)          (176)             14                        (1,657)
    Decrease (increase) in inventories            266            309             (71)                          504
    Increase in prepaid expenses               (4,160)        (2,073)            (80)                       (6,313)
    Decrease (increase) in other assets         3,830         (4,156)            186                          (140)
    (Decrease) increase in accounts
    payable and accrued expenses               (5,966)         3,263           -                            (2,703)
    Decrease in accrued interest payable       (6,223)             -               -                        (6,223)
                                             --------        -------         -------                      --------

Net cash (used in) provided by
  operating activities                        (16,818)        19,085          (1,745)                          522
                                             --------        -------         -------                      --------
Investing activities:
---------------------
Purchase of property and equipment             (2,099)        (9,036)         (3,318)                      (14,453)
                                             --------        -------         -------                      --------

Net cash used in investing activities          (2,099)        (9,036)         (3,318)                      (14,453)
                                             --------        -------         -------                      --------




                                     Pg. 25

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS (CONTINUED):


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FORTY WEEKS ENDED OCTOBER 7, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                             PARENT     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS        TOTAL
                                             ------     ------------     ------------    ------------        -----

Financing activities:
---------------------
Mortgage principal repayments                                  (107)                                           (107)
Purchase of minority interest in
  joint venture                              $(1,000)             -                                          (1,000)
Loans to shareholders, net                    (3,232)             -                                          (3,232)
Distributions to shareholders                (12,564)             -                                         (12,564)
Intercompany balances                          4,128         (9,550)          5,422                               -
                                             -------         ------           -----                         -------
Net cash (used in) provided
   by financing activities                   (12,668)        (9,657)          5,422                         (16,903)
                                             -------         ------           -----                         -------

(Decrease) increase in cash and
  cash equivalents                           (31,585)           392             359                         (30,834)
Cash and cash equivalents at
  Beginning of period                         36,963          4,232           1,124                          42,319
                                             -------         ------           -----                         -------
Cash and cash equivalents at
  end of period                               $5,378         $4,624          $1,483                         $11,485
                                             =======         ======           =====                         =======
Supplemental disclosure of cash flow
  information:
Cash paid during the period for
  income taxes                                  $321           $463           $   7                            $791
                                             =======         ======           =====                         =======
Cash paid during the period for
  Interest                                   $28,111         $1,130           $   -                         $29,241
                                             =======         ======           =====                         =======



                                     Pg. 26

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:

                                                         40 WEEKS ENDED             12 WEEKS ENDED            FISCAL YEAR
                                                       10/6/02     10/7/01      10/6/02       10/7/01       2001       2000
                                                       -------     -------      -------       -------       ----       ----
      Company-owned restaurants:
        Opened during period                               8           4            5            1            9         13
        Acquired from (sold to) franchisees during
        period-net                                        (4)          -           (3)           -            -          1
        Closed during period (1)                         (41)        (36)         (22)          (7)         (43)       (16)
                                                         ----        ----         ----         ----         ----       ----
        Open at end of period (2)                        585         604          585          604          602        636

      Franchised restaurants:
        Opened during period                              28          22           13            9           42         36
        Purchased from (sold to) Company during
        period-net                                         4           -            3            -            -         (1)
        Closed or terminated during period               (18)        (12)          (5)          (7)         (20)       (18)
                                                         ----        ----         ----         ----         ----       ----
        Open at end of period                            328         313          328          313          325        303

      All restaurants:
        Opened during period                              36          26           18           10           51         49
        Closed or terminated during period (1)           (31)        (48)         (13)         (14)         (63)       (34)
                                                         ----        ----         ----         ----         ----       ----
        Open at end of period (2)                        913         917          913          917          927        939

      Kiosks (all franchised) open at  end of
        period                                             4           5            4            5            4          5

--------------------------------
(1) In addition, we have closed five and are planning to close approximately an additional five low volume, unprofitable Sbarro locations in the fourth quarter of fiscal 2002. See Note 4 of the "Notes to the Unaudited Consolidated Financial Statements" for information on the effect of the planned closings on our consolidated financial statements.
(2) Excludes 35, 36, 37 and 33 other concept units as of October 6, 2002, October 7, 2001, the end of fiscal 2001 and the end of fiscal 2000, respectively (see Note 7 of the "Notes to the Unaudited Consolidated Financial Statements").


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

Our consolidated EBITDA for the forty weeks ended October 6, 2002 was $42.5 million and our EBITDA margin was 15.9%, compared to $37.0 million and 12.9%, respectively, for the forty weeks ended October 7, 2001. Our consolidated EBITDA for the twelve weeks ended October 6, 2002 was $19.6 million and our EBITDA margin was 24.0%, compared to $12.1 million and 13.7%, respectively, for the twelve weeks ended October 7, 2001. EBITDA for the forty and twelve weeks ended October 6, 2002 includes the insurance recovery of $7.2 million, net. Excluding this item, the EBIDTA for the forty and twelve weeks ended October 6, 2002 was $35.3 million and $12.5 million, respectively, and the EBITDA margins were 13.2% and 15.2%, respectively. EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA margin represents EBITDA divided by total revenues. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles ("GAAP") or as a measure of a company's profitability or liquidity. Rather, EBITDA is presented because it is a widely accepted supplemental financial measure, and we believe that it provides relevant and useful information. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

Restaurant sales decreased 7.1% to $254.5 million for the forty weeks ended October 6, 2002 from $273.9 million for the forty weeks ended October 7, 2001 and decreased 8.5% to $78.0 million for the twelve weeks ended October 6, 2002 from $85.2 million in the twelve weeks ended October 7, 2001. The decrease in sales for the forty weeks ended October 6, 2002 resulted from $17.0 million lower sales of Sbarro quick service units and $2.4 million lower sales of consolidated other concept units. Of the decline in Sbarro quick service unit restaurant sales for the forty weeks, approximately $11.3 million resulted from a 4.8% decrease in comparable unit sales to $222.4 million. The decrease in sales for the twelve weeks ended October 6, 2002 reflects $6.0 million lower sales of Sbarro quick service units and $1.2 million lower sales of consolidated other concept units. Of the decline in Sbarro quick service unit restaurant sales for the twelve weeks, approximately $4.3 million resulted from a 5.9% decrease in comparable unit sales to $69.0 million. We believe the decline in comparable restaurant sales in both reported fiscal 2002 periods was attributable to a reduction in shopping mall traffic related to the general economic downturn in the United States and the further impact of the events of September 11, 2001 offset, in part, by price increases of 0.7% and 3.3% implemented in late March 2001 and

                                     Pg. 28
mid-June 2001, respectively. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal years. Since the end of the first quarter of fiscal 2001, we closed 55 more units than we opened, causing the remaining $5.7 million and $1.7 million net reduction in Sbarro quick service unit sales for the forty weeks and twelve weeks, respectively, ended October 6, 2002. The units closed since the beginning of fiscal 2001, with the exception of our high volume owned unit destroyed in the collapse of the World Trade Center on September 11, 2001, were generally low volume, unprofitable, units that did not have a material impact on our results of operations. In addition, during fiscal 2002, we have closed four consolidated other concept units, which resulted in a reduction of $2.9 million and $1.1 million in net sales at those locations for the forty and twelve weeks, respectively, of fiscal 2002.

Excluding approximately $0.3 million related to the termination of an area development agreement for Egypt during the first quarter of fiscal 2001, franchise related income increased 4.1% to $7.6 million for the forty weeks ended October 6, 2002 from $7.3 million in the comparable fiscal 2001 period and 5.4% to $2.6 million for the twelve weeks ended October 7, 2002 from $2.4 million in the twelve week period ended October 7, 2001. The increases for both the forty and twelve week periods ended October 6, 2002 were due to increases in both royalty and non-royalty revenues. The increase in non-royalty revenues was due to an increase in the number of unit openings in fiscal 2002 and an increase in the average initial franchising fee per unit opened, resulting in an increase in total initial franchise fees, and franchise transfer fees in the second fiscal quarter of 2002, partially offset by a reduction in income recognized from existing area development agreements in both the forty and twelve week periods of fiscal 2002 than in both of the same periods of fiscal 2001. Continuing royalty revenues from new locations opened in fiscal 2002 and fiscal 2001 offset a reduction in royalty revenues from pre-existing units caused by a reduction in comparable unit sales at both domestic and international locations.

Real estate and other revenues decreased 1.6% and increased 15.9% in the forty and twelve weeks of 2002, respectively, from the same periods in fiscal 2001 due to changes in certain vendor rebates.

Cost of food and paper products as a percentage of restaurant sales improved to 19.6% for the forty weeks ended October 6, 2002 from 20.5% for the comparable 2001 period and improved to 19.2% for the twelve weeks ended October 6, 2002 from 20.7% for the comparable 2001 fiscal period. The improvements were primarily due to the benefit derived from closing locations in fiscal 2002 and 2001 that were not able to function as efficiently as our other quick service locations due to their low sales volume and to the effect of lower average cheese prices in fiscal 2002. Cheese prices, which were, on average, slightly higher in first quarter of 2002, were significantly lower in the second and third quarters of 2002, than in the comparable periods in 2001. The benefit from the decrease in cheese prices was $1.5 million and $0.9 million for the forty and twelve weeks of fiscal 2002 from the same periods in fiscal 2001. Cheese prices to date in the fourth quarter of fiscal 2002 continue to be significantly lower than in the comparable period in fiscal 2001.

Payroll and other employee benefits decreased by $4.0 million but increased to 28.2% from

                                     Pg. 29

27.7% as a percentage of restaurant sales for the forty weeks ended October 6, 2002 compared to the same period in fiscal 2001. For the twelve week period ended October 6, 2002, these costs decreased by $1.4 million but increased to 28.0% from 27.3% as a percentage of restaurant sales compared to the comparable twelve week period in fiscal 2001. The dollar decreases were primarily due to the effect of steps taken to reduce payroll costs beginning in late fiscal 2001 and the closing the locations in fiscal 2002 and 2001. The percentage increases were due to the reduced level of sales in each of the 2002 periods reported.

Other operating expenses decreased by $1.1 million, but increased to 35.0% of restaurant sales, in the forty weeks ended October 6, 2002 from 33.0% in the forty weeks ended October 7, 2001. These expenses, as a dollar amount, were flat, but increased to 34.3% of restaurant sales, in the twelve weeks ended October 6, 2002 from 31.4% in the twelve weeks ended October 7, 2001. The dollar decline the forty week period was due to the fewer Sbarro-owned units operating in our system. The percentage increases in both periods of fiscal 2002 compared to the fiscal 2001 periods were due to lower sales volume and the effects of higher rent and other occupancy related expenses resulting from the renewal of existing leases at the end of their terms at higher rental rates compounded by the reduced level of sales. In addition, we have been experiencing increases in repair and maintenance costs compared to fiscal 2001, a portion of which relates to the cost of a number of nationwide maintenance contracts entered into in late fiscal 2001 or early fiscal 2002 for the repair of our property and equipment. Also, as the average age of our locations increase, overall repair and maintenance costs have been increasing. These factors were offsetting factors against dollar savings effected from the closing of low volume units.

Depreciation and amortization expense decreased by $8.3 million and $3.2 million for the forty and twelve weeks, respectively, of fiscal 2002 from the same periods in fiscal 2001. For the forty weeks of this fiscal year, the reduction was due primarily to a $4.2 million reduction in amortization expense resulting from SFAS No. 142, "Goodwill and Other Intangible Assets" becoming applicable to us as of the beginning of fiscal 2002, as well as a $1.6 million reduction in depreciation and amortization related to locations that closed since the end of the first quarter of fiscal 2001. For the twelve week period ended October 6, 2002, the reduction of amortization due to the applicability to the use of SFAS 142 was $1.2 million and the reduction in depreciation and amortization related to closed locations was $0.2 million. The balance of the change in depreciation and amortization expense in each of the fiscal 2002 reported periods relates to locations that had been included in the provision for asset impairment in fiscal 2001 for which no depreciation was taken in fiscal 2002 and to decreases in depreciation and amortization for locations that became fully depreciated during either fiscal 2002 and 2001. Under SFAS No. 142, we no longer amortize goodwill and intangible assets with indefinite lives, but rather review those assets annually for impairment (or more frequently if impairment indicators arise). Separate intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. We have completed our evaluation of goodwill and intangible assets (trademarks and tradenames) with indefinite lives acquired prior to July 1, 2001 ($205.1 million, net of accumulated amortization of $19.3 million at October 6, 2002). The evaluation did not have an impact on our financial position and results of operations. Due to the seasonal nature of the Sbarro quick service locations, we generally measure asset impairment of our restaurant locations after our full fiscal year results, unless impairment indications arise earlier.

                                     Pg. 30

General and administrative expenses were $18.0 million, or 6.8% of total revenues, for the forty weeks ended October 6, 2002, compared to $24.1 million, or 8.4% of total revenues, for the forty weeks ended October 7, 2001. Those costs were $5.3 million, or 6.5% of total revenues, for the twelve weeks ended October 6, 2002, compared to $7.7 million, or 8.7% of total revenues, for the twelve weeks ended October 7, 2001. The reductions in general and administrative costs for both periods of fiscal 2002 reflect decreases in field management costs and a reduction in corporate staff costs due to a cost containment program which we implemented beginning in the fourth quarter of fiscal 2001.

During the forty weeks ended October 6, 2002, we recorded a provision for restaurant closings of $2.9 million. For the same forty weeks that ended on October 7 in fiscal 2001, we recorded a provision of $2.8 million. The provisions for the twelve weeks ended October 6, 2002 and October 7, 2001 were $0.7 million and $1.4 million, respectively. Of the provisions recorded in fiscal 2002, approximately $0.7 million was recorded in the third quarter (in addition to the $1.6 million recorded in the second quarter of fiscal 2002) for the net book value of the property and equipment to be abandoned at, and record the anticipated closing costs of, approximately thirty low volume, unprofitable Sbarro quick service locations that we have planned to close by the end of fiscal 2002 (twenty-five of those units have been closed to date). The net book value of approximately one-half of the units closed was included in the provision for asset impairment recorded in fiscal 2001. The balance of the provisions recorded in fiscal 2001 relate to costs that either were not included in the provision for asset impairment recorded in the fourth quarter of fiscal 2001 or which were not absorbed by amounts received from landlords in connection with such closings. The $1.4 million provision recorded in the third quarter of fiscal 2001 relates to the write off of the remaining book value of quick service store closings.

Minority interest represents the share of the minority holders' interests in the combined profit or loss reported for the applicable period of the joint venture in which we have a majority interest. In early fiscal 2002, we closed one of the two locations owned by this joint venture. The closed unit had a nominal operating loss in the first quarter of fiscal 2002. The provision for the closing of this unit, which was not material, was made in the fourth quarter of fiscal 2001.

Interest expense of $23.9 million and $24.1 million for the forty weeks ended October 6, 2002 and October 7, 2001, respectively, and of $7.2 million for each of the third fiscal quarters of 2002 and 2001, relate to the 11%, $255.0 million senior notes issued to finance our going private transaction in September 1999, the 8.4%, $16.0 million mortgage loan on our corporate headquarters entered into in the first quarter of 2001 (the principal of which is being repaid at the rate of $0.1 million per quarter), and fees for unused borrowing capacity under our credit agreement. Of these amounts, $1.1 million and $0.4 million in each of the forty weeks and twelve weeks ended October 6, 2002 and October 7, 2001, respectively, represented non-cash charges for the accretion of the original issue discount on our senior notes and the amortization of deferred financing costs on the senior notes, bank credit agreement and the mortgage loan.

Interest income for the forty week period ended October 6, 2002 and October 7, 2001 was approximately $0.4 million and $0.6 million, respectively.

                                     Pg. 31

Interest income was approximately $0.1 million for the third quarter of both the 2002 and 2001 fiscal years. Higher cash available for investment in each of the forty and twelve weeks in fiscal 2002 as compared to fiscal 2001 was offset by the lower interest rates in effect. The Indenture under which our senior notes are issued and our bank credit agreement limit the type of investments we may make.

Equity in the net income of unconsolidated affiliates represents our share of earnings and losses in those new concepts in which we have a 50% or less ownership interest. The increase of $0.5 million and $0.1 million during the forty and twelve weeks ended October 6, 2002 as compared to the same periods in fiscal 2001, was primarily a result of improved performance of our steakhouse joint venture. We have determined that we will continue to develop and expand the steakhouse joint venture locations but are evaluating the disposition of the other concepts in which we have a 50% or less ownership interest.

In September 2002, we reached an agreement to settle, for $9.65 million, our claim with our insurance company for the reimbursement of the expected cost of the assets destroyed at the Sbarro-owned World Trade Center location, depreciated for lost income under our business interruption insurance coverage. We received the remaining amount of such settlement, less the $1.5 million advance received in May 2002, in September 2002. Approximately $7.2 million, net of related expenses, of the settlement relates to reimbursement of lost income under our business interruption insurance coverage and is included in our statement of operations for the forty and twelve weeks ended October 6, 2002.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions. Under the provisions of Subchapter S, substantially all taxes on our income is paid by our shareholders rather than us. Our tax expense of $0.3 million for both the forty week periods ended October 6, 2002 and October 7, 2001 and $0.1 million for both twelve week periods then ended was for taxes owed to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in our joint ventures through cash generated from operations. At October 6, 2002, we had unrestricted cash and cash equivalents of $30.5 million and working capital of $19.5 million compared to unrestricted cash and cash equivalents of $11.5 and a working capital deficit of $2.4 million at October 7, 2001.

Net cash provided by operating activities was $3.4 million for the forty weeks ended October 6, 2002 and $0.5 million for the forty weeks ended October 7, 2001. The $5.5 million increase in EBITDA and $2.5 million difference in the change in accounts receivable (primarily due to the receipt during the second quarter of fiscal 2002 of the $1.5 million advance for our insurance claim related to the World Trade Center, that had been recognized as a receivable, and an increase in amounts owed by franchisees due to the higher number of locations open in fiscal

                                     Pg. 32

2002) was offset by an increase in prepaid expenses of $1.2 million and $3.3 million lower amount of accounts payable and accrued expenses in fiscal 2002 than at fiscal 2001 year-end. Accounts payable and accrued expenses at October 6, 2002 approximated those balances at October 7, 2001. Year-end accounts payable and accrued expenses are traditionally highest at the end of each of the Company's fiscal years which occurs at the end of the peak holiday season.

Net cash used in investing activities has historically been primarily for capital expenditures, including those made by our consolidated other concepts. Net cash used in investing activities declined from $14.5 million for the forty weeks ended October 7, 2001 to $6.6 million for the forty weeks ended October 6, 2002 primarily due to a decline in quick service new unit openings and renovation activity, a reduction in expenditures for consolidated other concept locations as the development of these concepts has slowed, and the impact of nationwide maintenance contracts we entered into during late fiscal 2001 and early fiscal 2002. Investing activities in the forty weeks ended October 6, 2002 include $1.3 million, paid as part of previously committed costs of $2.3 million relating to an upgrade of our computer systems.

Net cash used in financing activities was $3.2 million for the forty weeks ended October 6, 2002 compared to net cash used of $16.9 million in the comparable 2001 period. The reduction in amount of cash used was due to a $4.4 million reduction in tax distributions made under a tax payment agreement, the absence in fiscal 2002 of $3.2 million of loans (net of $0.7 million of loan repayments) and the absence of $5.0 million of dividends (outside of the Tax Payment Agreement) made to our shareholders in the fiscal 2001 period and the absence of the $1.0 million purchase price paid by us as part of the settlement of litigation in the fiscal 2001 period for the 20% interest in the Umberto of New Hyde Park concept that we did not own.

We incur annual cash interest expense of approximately $29.7 million under our senior notes and mortgage loan and may incur additional interest expense for borrowings under our bank credit agreement. In addition to debt service, we expect that our other liquidity needs will relate to capital expenditures, working capital, investments in joint ventures, distributions to shareholders to the extent permitted under the Indenture for the senior notes and the bank credit agreement and general corporate purposes. We believe that aggregate restaurant capital expenditures and our investments in joint ventures during fiscal 2002 will be significantly lower than levels in fiscal 2001 due to fewer scheduled store openings, lower renovation activity, lower expenditures for other concept locations and the maintenance contract referred to earlier.

We expect our primary sources of liquidity to meet our needs will be cash flow from operations. The closing of the Sbarro quick service locations through the end of fiscal 2002 is expected, after termination payments to landlords, to increase liquidity as these units were low volume, under performing units that had negative EBITDA. Also, at October 15, 2002, we had $28.1 million of undrawn availability under our bank credit agreement, net of outstanding letters of credit and guarantees of reimbursement obligations aggregating approximately $1.9 million.

We are subject to various covenants under the Indenture under which our senior notes are issued and under our bank credit agreement. One of the covenants limits our ability to borrow funds (except under specifically permitted

                                     Pg. 33
arrangements, such as up to $75.0 million of revolving credit loans) unless our consolidated interest ratio coverage (as defined), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters is at least 2.5 to 1. Another covenant limits our ability to make "restricted payments," including, among other things, dividend payments (other than as distributions pursuant to the Tax Payment Agreement) and investments in, among other things, unrestricted subsidiaries, to specified amounts determined under a formula contained in the Indenture provided that that ratio is at least
2.0 to 1 after giving pro forma effect to the restricted payment. As of October 6, 2002, that ratio was 2.23 to 1. As a result, we are not presently able to borrow funds (other than specifically permitted indebtedness, including up to $75.0 million of revolving credit loans). Additionally, under the formula contained in the Indenture, we may not presently make restricted payments other than certain permitted investments.


The Tax Payment Agreement was entered into as part of our election that our shareholders, rather than us, be taxed on our taxable income pursuant to Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local tax provisions. The Tax Payment Agreement permits us, regardless of whether we can make restricted payments, to make periodic tax distributions to our shareholders in amounts intended to approximate the income taxes, including estimated taxes, that would be payable by them if their only income were their pro rata share of our taxable income and that income was taxed at the highest applicable Federal and New York state marginal income tax rates.

Our contractual obligations and other commercial commitments with respect to both our Sbarro quick service and the other concepts (both those in which we have a majority or minority interest) do not differ materially from the information disclosed in the Form 10-K for the 2001 fiscal year. Our bank credit agreement was amended in March 2002 to (a) increase the required maximum ratio of Consolidated Senior Debt (as defined) at the end of a fiscal quarter to Consolidated EBITDA (as defined) for the four fiscal quarters then ended that we may have to ratios ranging from 7.25 to 1 through the third quarter of fiscal 2002 to 4.50 to 1 after the third quarter of fiscal 2003, and (b) to decrease the required minimum ratio of Consolidated EBITDA (as defined) for the four quarters ended on the measurement date to Consolidated Interest Expense (as defined) for the four quarters ended on the measurement date that we may have, to ratios ranging from 1.25 to 1 through the third quarter of fiscal 2002 to
2.00 to 1 after the third quarter of fiscal 2003.

CRITICAL ACCOUNTING POLICIES AND CONTRACTUAL OBLIGATIONS
---------------------------------------------------------

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the

                                     Pg. 34
forty weeks ended October 6, 2002, there were no material changes to the matters discussed under the headings "Critical Accounting Policies" and "Contractual Obligations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

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

Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to:

o    general economic, weather and business conditions;
o the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;
o    changes in consumer tastes;
o changes in population and traffic patterns, including the effect that terrorist or other events may have on the willingness of consumers to frequent malls, airports or downtown areas which are the predominant areas in which our restaurants are located;
o    our ability to continue to attract franchisees;
o the success of the our present, and any future, joint ventures and other expansion opportunities;
o the availability of food (particularly cheese and tomatoes) and paper products at current prices;
o    our ability to pass along cost increases to our customers;
o    no material increase occurring in the Federal minimum wage;
o    the continuity of services of members of our senior management team;
o our ability to attract and retain competent restaurant and executive managerial personnel;
o    competition;
o    the level of, and our ability to comply with, government regulations;
o our ability to generate sufficient cash flow to make interest payments and principal under our senior notes and bank credit agreement;
o our ability to comply with covenants contained in the Indenture under which the senior notes are issued and in our bank credit agreement, and the effects which the restrictions imposed by those covenants may have on our ability to operate our business; and
o our ability to repurchase senior notes to the extent required and make repayments under our bank credit agreement to the extent required in the event we make certain asset sales or experience a change of control.

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

Future borrowings under our bank credit agreement (none are currently outstanding) will be at rates that float with the market and, therefore, will be subject to fluctuations in interest rates. Our $255.0 Senior Notes bear a fixed interest rate of 11.0% per annum. We are not a party to, and do not expect to enter into, any interest rate swaps or other instruments to hedge interest rates.

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










                                     Pg. 36

ITEM 4.     CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report, an evaluation was carried out of the effectiveness of the design and operation of our "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-14 of the Securities Exchange Act of 1934 by our Chairman of the Board, President and principal executive officer and Vice President, Controller and principal accounting officer (the person performing the function of our principal financial officer). Based on that evaluation these officers concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to ensure that material information relating to us and our subsidiaries is made known to them.

(b)  Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the evaluation discussed above.


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

99.01     Certification  of Principal  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02 Certification of Vice President, Controller and Principal Accounting Officer, the person performing the function of our principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K:

          The only Report on Form 8-K filed by the Company during the quarter covered by this report was dated August 23, 2002 reporting under Item 7, Financial State-ments, Pro Forma Financial Information and Exhibits. No financial statements were filed with that report.



                                     Pg. 37

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SBARRO, INC.
                                  Registrant


Date:  November 18, 2002      By: /s/ MARIO SBARRO
                                  ----------------------------------------------
                                  Mario Sbarro
                                  Chairman of the Board and President (Principal Executive Officer)


Date:  November 18, 2002      By: /s/ STEVEN B. GRAHAM
                                  ----------------------------------------------
                                  Steven B. Graham
                                  Vice President and Controller (Principal
                                  Accounting Officer)

















                                     Pg. 38

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mario Sbarro, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Sbarro, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c)   presented  in  this  Quarterly   Report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;





                                     Pg. 39

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 18, 2002           /s/ MARIO SBARRO
                                  ----------------------------------------------
                                  Mario Sbarro,
                                  Chairman of the Board and President
                                  (Principal Executive Officer)















                                     Pg. 40

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven B. Graham, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Sbarro, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c)   presented  in  this  Quarterly   Report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;





                                     Pg. 41

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002           /s/ STEVEN B. GRAHAM__
                                  ----------------------------------------------
                                  Steven B. Graham,
                                  Vice President and Controller
                                  (Principal Accounting Officer and person
                                  performing the function of our
                                  principal financial officer)














                                     Pg. 42

                                  EXHIBIT INDEX


99.01     Certification  of Principal  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02 Certification of Vice President, Controller, Principal Accounting Officer, the person performing the function of our principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.















                                    Pg. 43