Form 10-Q/A
period 2002-04-21
SBARRO INC
filed 2002-11-21
CIK 766004

--------------------------------------------------------------------------------


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

YES     X                 NO
    --------                 --------



THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF NOVEMBER 14, 2002 WAS 7,064,328.

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Amendment is being filed solely to correct typographical errors in the "all restaurants" and "open at end of period" numbers in the October 6, 2002 columns in the following table on this page, and to correct a non-numerical spelling error.

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:


                                                         40 WEEKS ENDED             12 WEEKS ENDED            FISCAL YEAR
                                                       10/6/02     10/7/01      10/6/02       10/7/01       2001       2000
                                                       -------     -------      -------       -------       ====       ====
     Company-owned restaurants:
       Opened during period                               8           4            5             1            9          13
       Acquired from (sold to) franchisees during
       period-net                                        (4)         --           (3)           --           --           1
       Closed during period (1)                         (41)        (36)         (22)           (7)         (43)        (16)
                                                       ----        ----         ----          ----         ----        ----
       Open at end of period (2)                        565         604          565           604          602         636

     Franchised restaurants:
       Opened during period                              28          22           13             9           42          36
       Purchased from (sold to) Company during
       period-net                                         4          --            3            --           --          (1)
       Closed or terminated during period               (18)        (12)          (5)           (7)         (20)        (18)
                                                       ----        ----         ----          ----         ----        ----
       Open at end of period                            339         313          339           313          325         303

     All restaurants:
       Opened during period                              36          26           18            10           51          49
       Closed or terminated during period (1)           (59)        (48)         (27)          (14)         (63)        (34)
                                                       ----        ----         ----          ----         ----        ----
       Open at end of period (2)                        904         917          904           917          927         939

     Kiosks (all franchised) open at  end of
       period                                             4           5            4             5            4           5


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

Our consolidated EBITDA for the forty weeks ended October 6, 2002 was $42.5 million and our EBITDA margin was 15.9%, compared to $37.0 million and 12.9%, respectively, for the forty weeks ended October 7, 2001. Our consolidated EBITDA for the twelve weeks ended October 6, 2002 was $19.6 million and our EBITDA margin was 24.0%, compared to $12.1 million and 13.7%, respectively, for the twelve weeks ended October 7, 2001. EBITDA for the forty and twelve weeks ended October 6, 2002 includes the insurance recovery of $7.2 million, net. Excluding this item, the EBITDA for the forty and twelve weeks ended October 6, 2002 was $35.3 million and $12.5 million, respectively, and the EBITDA margins were 13.2% and 15.2%, respectively. EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA margin represents EBITDA divided by total revenues. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles ("GAAP") or as a measure of a company's profitability or liquidity. Rather, EBITDA is presented because it is a widely accepted supplemental financial measure, and we believe that it provides relevant and useful information. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

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

Payroll and other employee benefits decreased by $4.0 million but increased to 28.2% from 27.7% as a percentage of restaurant sales for the forty weeks ended October 6, 2002 compared to the same period in fiscal 2001. For the twelve week period ended October 6, 2002, these costs decreased by $1.4 million but increased to 28.0% from 27.3% as a percentage of restaurant sales compared to the comparable twelve week period in fiscal 2001. The dollar decreases were primarily due to the effect of steps taken to reduce payroll costs beginning in late fiscal 2001 and the closing the locations in fiscal 2002 and 2001. The percentage increases were due to the reduced level of sales in each of the 2002 periods reported.

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

In September 2002, we reached an agreement to settle, for $9.65 million, our claim with our insurance company for the reimbursement of the depreciated cost of the assets destroyed at the Sbarro-owned World Trade Center location, as well as for lost income under our business interruption insurance coverage. We received the remaining amount of such settlement, less the $1.5 million advance received in May 2002, in September 2002. Approximately $7.2 million, net of related expenses, of the settlement relates to reimbursement of lost income under our business interruption insurance coverage and is included in our statement of operations for the forty and twelve weeks ended October 6, 2002.

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

Net cash provided by operating activities was $3.4 million for the forty weeks ended October 6, 2002 and $0.5 million for the forty weeks ended October 7, 2001. The $5.5 million increase in EBITDA and $2.5 million difference in the change in accounts receivable (primarily due to the receipt during the second quarter of fiscal 2002 of the $1.5 million advance for our insurance claim related to the World Trade Center, that had been recognized as a receivable, and an increase in amounts owed by franchisees due to the higher number of locations open in fiscal 2002) was offset by an increase in prepaid expenses of $1.2 million and $3.3 million lower amount of accounts payable and accrued expenses in fiscal 2002 than at fiscal 2001 year-end. Accounts payable and accrued expenses at October 6, 2002 approximated those balances at October 7, 2001. Year-end accounts payable and accrued expenses are traditionally highest at the end of each of the Company's fiscal years which occurs at the end of the peak holiday season.

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

CRITICAL ACCOUNTING POLICIES AND CONTRACTUAL OBLIGATIONS
--------------------------------------------------------

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the forty weeks ended October 6, 2002, there were no material changes to the matters discussed under the headings "Critical Accounting Policies" and "Contractual Obligations" in
Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SBARRO, INC.
                                                  ---------------------------
                                                  Registrant


Date:    November 20, 2002          By:           /s/ Steven B. Graham
         ------------------                       --------------------------
                                                  Steven B. Graham
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

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

Date: November 20, 2002                     /s/ Mario Sbarro
                                            ------------------------------------
                                            Mario Sbarro,
                                            Chairman of the Board and President
                                            (Principal Executive Officer)

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

Date: November 20, 2002                    /s/ Steven B. Graham
                                           -------------------------------------
                                           Steven B. Graham,
                                           Vice President and Controller
                                           (Principal Accounting Officer and
                                           person performing the function of our
                                           principal financial officer)

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