Form 10-K
period 2002-12-29
SBARRO INC
filed 2003-03-31
CIK 766004

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|_| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 29, 2002

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission file number 333-90817

                                  SBARRO, INC.
             (Exact name of Registrant as specified in its charter)

          NEW YORK                                       11-2501939
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


401 BROADHOLLOW ROAD, MELVILLE, NEW YORK                               11747
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (631) 715-4100


        Securities registered pursuant to Section 12(b) of the Act: None


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.   Yes            No
                                              -----          ------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes           No   X
                                                -----        --------

     The registrant's common stock is not publicly-held or publicly traded.

     The number of shares of Common Stock of the registrant outstanding as of March 17, 2003 was 7,064,328.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
-------------------------------------------------------------------------------

                                  SBARRO, INC.

     UNLESS THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES TO "WE," "US," "OUR," "SBARRO" OR THE "COMPANY" INCLUDE SBARRO, INC. AND OUR SUBSIDIARIES.

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements about our financial condition, results of operations, future prospects and business. These statements appear in a number of places in the report and include statements regarding our intent, belief, expectation, strategies or projections at this time. These statements generally contain words such as "may," "should," "seeks," "believes," "in our opinion," "expects," "intends," "plans," "estimates," "projects," "strategy" and similar expressions or the negative of those words.

     Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to:

     o    general economic, inflation, weather and business conditions;
     o the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;
     o    changes in consumer tastes;
     o changes in population and traffic patterns, including the effects that military action and terrorism or other events may have on the willingness of consumers to frequent malls, airports or downtown areas which are the predominant areas in which our restaurants are located;
     o    our ability to continue to attract franchisees;
     o the success of our present, and any future, joint ventures and other expansion opportunities;
     o the availability of food (particularly cheese and tomatoes), beverage and paper products at current prices;
     o    our ability to pass along cost increases to our customers;
     o    no material increase occurring in the Federal minimum wage;
     o    the continuity of services of members of our senior management team;
     o our ability to attract and retain competent restaurant and executive managerial personnel;
     o    competition;
     o    the level of, and our ability to comply with, government regulations;
     o our ability to generate sufficient cash flow to make interest payments and principal under our senior notes and credit agreement;
     o our ability to comply with covenants contained in the indenture under which the senior notes are issued and in our bank credit agreement, and the effects which the restrictions imposed by those covenants may have on our ability to operate our business; and
     o our ability to repurchase senior notes to the extent required and make repayments under our credit agreement to the extent required in the event we make certain asset sales or experience a change of control.

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

                                     PART I

ITEM 1.  BUSINESS
-----------------

     Sbarro, Inc., a New York corporation, was organized in 1977 and is the successor to a number of family food and restaurant businesses developed and operated by the Sbarro family. Today, we are a leading owner, operator and franchisor of quick-service restaurants, serving a wide variety of Italian specialty foods with 911 company-owned and franchised restaurants worldwide at December 29, 2002. In addition, since 1995, we have created, primarily through joint ventures, other restaurant concepts for the purpose of developing growth opportunities in addition to the Sbarro restaurants. We presently operate 30 other concept units through majority or minority owned joint ventures or wholly owned subsidiaries. (See "Other Concepts," below.)

     GOING PRIVATE TRANSACTION
     -------------------------

     On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of our common stock) became the holders of 100% of our issued and outstanding common stock as a result of a merger in which (i) a company owned by the members of the Sbarro family merged with and into us, (ii) our shareholders (other than the members of the Sbarro family and the company owned by them) received the right to receive $28.85 per share in cash in exchange for the approximately 13.5 million shares of our common stock not owned by the members of the Sbarro family, and (iii) all outstanding stock options, including stock options held by the members of the Sbarro family, were terminated in exchange for a cash payment equal to the number of shares subject to the options multiplied by the excess, if any, of $28.85 over the applicable option exercise price. The cost of the merger, including fees and expenses, was funded through the use of substantially all of our cash then on hand and the placement of $255.0 million of 11.0% senior notes due September 15, 2009 sold at a price of 98.514% of par to yield 11.25% per annum. In April 2000, we exchanged these senior notes for new senior notes having the same terms, except that the new senior notes were registered under the Securities Act of 1933. Throughout this report we are referring to the new senior notes as the "senior notes." The old senior notes and the new senior notes were issued under an indenture dated September 28, 1999, which, throughout this report, we are referring to as the "indenture." Our payment obligations under the senior notes are jointly, severally, unconditionally and irrevocably guaranteed by all of our current restricted subsidiaries (as defined in the indenture) and is to be similarly guaranteed by our future restricted subsidiaries. See "Selected Financial Data" included in Item 6 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report, "Financial Statements and Supplementary Data" included in Item 8 of this report and "Security Ownership of Certain Beneficial Owners and Management" included in Item 12 of this report.

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

     Since our inception in 1959, we have focused on high customer traffic venues due to the large number of captive customers who base their eating decision primarily on impulse and convenience. We therefore do not have to incur the significant advertising and promotional expenditures that certain of our competitors incur to attract customers to their destination restaurants. These factors, combined with adherence to strict cost controls, provide us with high and stable operating margin percentages. Sbarro restaurants are primarily located in shopping malls, downtown locations and other high customer traffic venues, including toll roads, airports, sports arenas, hospitals, convention centers, university campuses and casinos. We believe that there may be opportunities to open similar Sbarro units in these and other venues.

     As of December 29, 2002, we operated 911 Sbarro quick service restaurants, consisting of 558 company-owned and 353 franchised restaurants located in 46 States, the District of Columbia, the Commonwealth of Puerto Rico, certain United States territories and 27 countries throughout the world.

     In addition, since 1995, we have created and operated other casual and fine dining concepts for the purpose of developing growth opportunities in addition to our Sbarro restaurants. With our joint venture partners or in wholly owned subsidiaries, we currently operate 30 casual and fine dining restaurants featuring varying cuisines under other restaurant concepts.

     RESTAURANT EXPANSION
     --------------------

     We grew from 103 Sbarro-owned or franchised quick service restaurants at the time of our initial public offering in 1985 to 939 at the end of fiscal
2000. However, since the end of fiscal 2000, while we have added 50 more franchised units than were closed, we have closed or sold to franchisees 78 more company-owned units than we opened, resulting in a net decrease of 28 Sbarro-owned or franchised quick service restaurants. As a result, the total number of company-owned and franchised units at December 29, 2002 was 911. During 2002, 55 new Sbarro restaurants were opened, of which 13 were company-owned and 42 were franchised. However, 51 company-owned and 20 franchised Sbarro units were closed, resulting in a decrease of 16 company-owned and franchised units at the end of fiscal 2002 than at the end of fiscal 2001. Six company-owned units were sold to franchisees. Therefore, at year-end we had 558 company-owned and 353 franchised Sbarro restaurants. In addition, during fiscal 2002, we and the joint ventures in which we participate opened 2 and closed 7 casual and fine dining units. As a result, the total number of casual and fine dining other concept units was 32 at December 29, 2002. (See "Other Concepts" below).

     The following table summarizes the number of Sbarro-owned and franchised quick service restaurants in operation during each of the years from 1998 through 2002:

                                                                                     Fiscal Year
                                                                         ------------------------------------
                                                                 2002        2001       2000       1999       1998
                                                                 ----        ----       ----       ----       ----
Company-owned Sbarro restaurants:
 Opened during period  (1)                                           13          9          13         24         25
 (Sold to) acquired from franchisees
   during period  (2)                                                (6)         -           1         (1)         1
 Closed during period  (2) (3)                                      (51)       (43)        (16)        (9)       (20)
                                                                    ----       ----        ----        ---       ----
 Open at end of period (2) (4)                                      558        602         636        638        624

Franchised Sbarro restaurants:
 Opened during period                                                42         42          36         49         43
 Acquired from (sold to) Sbarro
    during period                                                     6          -          (1)         1         (1)
 Closed or terminated during period                                 (20)       (20)        (18)       (32)       (13)
                                                                    ----       ----        ----       ----       ----
 Open at end of period                                              353        325         303        286        268

All Sbarro restaurants:
 Opened during period (1)                                            55         51          49         73         68
 Closed or terminated during period  (2) (3)                        (71)       (63)        (34)       (41)       (33)
                                                                    ----       ----        ----       ----       ----
 Open at end of period  (2) (4)                                     911        927         939        924        892

Kiosks  (all franchised) open at end of year                          3          4           5          4          8


(1) Excludes 2, 4, 7, 7 and 7 other concept units opened during fiscal 2002, 2001, 2000, 1999 and 1998, respectively.
(2) To date in fiscal 2003, we have closed 7 company-owned units and sold 2 company-owned Sbarro units to franchisees.
(3) See Notes (3) and (4) to "Selected Financial Data" in Item 6 of this report for information with respect to charges relating to the closing and planned closing of Company-owned units.
(4) Excludes 32, 37, 33, 26 and 19 other concept units at the end of fiscal 2002, 2001, 2000, 1999 and 1998, respectively. See Notes (3) and (4) to
     "Selected Financial Data" in Item 6 of this report for information with respect to charges relating to the closing of other concept locations.

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

     As of December 29, 2002, there were 243 "in-line" Sbarro restaurants and 661 "food court" Sbarro quick service restaurants. In addition, franchisees operated 7 freestanding Sbarro restaurants. "In-line" restaurants, which are self-contained restaurants, usually occupy between 1,500 and 3,000 square feet, contain the space and furniture to seat approximately 60 to 120 people and employ 10 to 40 persons, including part-time personnel. "Food court" restaurants are primarily located in areas of shopping malls designated exclusively for restaurant use and share a common dining area provided by the mall. These restaurants generally occupy between 500 and 1,000 square feet and contain only kitchen and service areas. They frequently have a more limited menu than an "in-line" restaurant and employ 6 to 30 persons, including part-time personnel.

     Sbarro restaurants are generally open seven days a week serving lunch, dinner and, in a limited number of locations, breakfast, with hours conforming to those of the major department stores or other large retailers in the mall or trade area in which they are located. Typically, mall restaurants are open to serve customers 10 to 12 hours a day, except on Sunday, when mall hours may be more limited. For Sbarro-owned restaurants open a full year, average sales in fiscal 2002 were $0.8 million for "in-line" restaurants and $0.5 million for "food court" restaurants.

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

     Substantially all of the food ingredients and related restaurant supplies used by the restaurants are purchased from a national independent wholesale food distributor which is required to adhere to established product specifications for all food products sold to our restaurants. Breads, pastries, produce, fresh dairy and certain meat products are purchased locally for each restaurant. Soft drink mixes are purchased from major beverage producers under national contracts. In early fiscal 2003, we replaced our national independent wholesale distributor, with which we did not have a contract, by entering into a contract with another national independent wholesale distributor due to the former distributor's bankruptcy. Our current contractual arrangement requires us to purchase 95% of all of our food ingredients that are not purchased locally and related restaurant supplies through the new distributor at product prices that are not materially different from those of our prior distributor. As the majority of the products used in our restaurants are proprietary and we are involved with negotiating their cost to the wholesaler, we do not believe that there will be a material impact on our cost of food and paper products from this new contractual arrangement. Should the need arise, we believe that there are other distributors who would be able to service our needs and that satisfactory alternative sources of supply are generally available for all items regularly used in our restaurants.

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

     FRANCHISE DEVELOPMENT
     ---------------------

     Growth in franchise operations occurs through the establishment of new Sbarro restaurants by new franchisees and existing franchisees who have multi-unit franchise agreements. We rely principally upon our reputation and the strength of our existing restaurants, as well as on participation in national franchise conventions, to attract new franchisees.

     As of December 29, 2002, we had 353 franchised Sbarro restaurants operated by 101 franchisees in 37 states of the United States as well as its territories and in 27 countries throughout the world. We are presently considering additional franchise opportunities in the United States and other countries. In certain instances, we have established franchise locations under territorial agreements in which we have granted, for specified time periods, exclusive rights to enter into franchise agreements for restaurant units in certain geographic areas (primarily foreign countries) or venues (primarily specified non-mall locations such as for certain toll roads or airports).

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

     OTHER CONCEPTS
     --------------

     Since 1995, we have developed and established new restaurant concepts to provide growth opportunities that leverage our restaurant management and financial expertise. These concepts are operated either by us alone or through joint ventures with restauranteurs experienced in the particular food area. We participate with our partners in overseeing the operations of each venture. Our joint ventures and other wholly-owned concepts presently operate 30 restaurants. We intend to continue to expand the steakhouse joint venture, but do not intend to expand our other joint venture operations. During fiscal 2002, we recorded charges to earnings of $4.7 million related to the closing of 7 other concept restaurants. Charges for the impairment of property, equipment and other assets of 5 of the locations closed in fiscal 2002 had been recorded in fiscal 2001. Additional closing costs of approximately $0.2 million were recorded for these restaurants in fiscal 2002.

     The following is a summary of our existing internally operated and joint venture operated concepts:

o We presently have a 100% interest in a venture that operates eight moderately priced quick casual dining restaurants serving Italian food, under the name "Mama Sbarro." The restaurants provide both quick-service and table service, with take-out service available, and generally cater to families. In March 2001, we acquired the 20% ownership interest in this concept and another concept discussed below from our then partner in connection with the settlement of litigation against this partner. At that time, the locations were operated under either the "Umberto of New Hyde Park" or "Tony and Bruno's" names. During fiscal 2002, we sold two Mama Sbarro locations to unaffiliated third parties after recording a provision for impairment of $1.6 million in fiscal 2001 with respect to these units. In February 2003, we sold two other Mama Sbarro locations to an unaffiliated third party for an aggregate of $0.8 million in cash and notes. We recorded a provision for impairment of $0.2 million related to these two locations in fiscal 2002. This provision approximates the estimated loss from the sale. There is a proposal for us to sell a 49% interest in the 8 remaining Mama Sbarro locations to a company owned by Gennaro J. Sbarro, who is a Corporate Vice President and President of our Casual and Fine Dining Division. Mr. Sbarro is a stockholder of Sbarro and the son of Joseph Sbarro, an officer, director and one of our principal stockholders. Mr. Sbarro will cease to be an officer and employee of Sbarro, Inc. should the transaction be finalized. The proposed sales price, which is to be paid in cash, is $1.3 million. We anticipate that the transaction will result in a loss of approximately $0.4 million that will be recorded in the first quarter of fiscal 2003. We do not presently plan to open additional Mama Sbarro restaurants in fiscal 2003.

o We operate five quick service units in mall locations under the name "Umberto of New Hyde Park" in which we own a 100% interest, having acquired the ownership interest of our former 20% partner as described above. We closed one "Umberto of New Hyde Park" location during fiscal 2002, recording a closing cost of approximately $0.1 million.

o We have a 40% interest in a joint venture that presently operates eight casual dining restaurants with a Rocky Mountain steakhouse motif under the name "Boulder Creek Steaks & Saloon." This venture also operates three fine dining steak restaurants, two of which are operated under the name "Rothmann's Steak House" and the other is operated under the name "Burton & Doyle." The joint venture is planning to open additional sites of each type of restaurant.

o We have a 70% interest in a joint venture that presently operates one moderately priced, table service restaurant featuring an Italian Mediterranean menu under the name "Salute" in New York City. In early 2002, this joint venture closed one of its two remaining locations with a minimal charge to earnings that was recorded in fiscal 2001.

o At the beginning of fiscal 2002, we had a 50% interest with the same joint venture partners in three moderately priced, table service restaurants that also featured an Italian-Mediterranean menu. All three locations were closed during fiscal 2002. A provision for asset impairment of $7.7 million had been recorded during fiscal 2001 for two of the locations. Additional losses of $0.3 million were recorded related to these locations in fiscal 2002. We recorded a loss on of the closing of the third restaurant in fiscal 2002 of approximately $4.1 million, for a total restaurant closing cost in fiscal 2002 of approximately $4.4 million for this venture.

o We have a 50% interest in a joint venture which, in June 1999, acquired two quick service Mexican style restaurants operating in strip centers under the names "Baja Grill" and "Waves."

o We have a 25% interest in a joint venture formed in 1999 that has operated one seafood restaurant under the name "Vincent's Clam Bar."

     All of the other concept locations, except for three Umberto of New Hyde Park mall units, are located in the New York City metropolitan area.

     All of our other concept locations presently operate through unrestricted subsidiaries which do not guarantee our senior notes or our obligations under our credit agreement. As such, we have certain restrictions as to the financing we can provide to these new concepts and these entities are not subject to the restrictions contained in the indenture under which our senior notes are issued and our credit agreement. Ventures in which we have a 50% or less interest are accounted for under the equity method of accounting.

     As of December 29, 2002, we had an aggregate investment, net of write-downs, impairment charges and losses on sales, in the form of advances to and property and equipment costs of these other concepts of approximately $11.7 million. The amount of our investment does not include guarantees of indebtedness and reimbursement obligations in respect of letters of credit in the aggregate amount of approximately $8.5 million (in addition to approximately $0.3 million of remaining letters of credit for locations that have closed, of which $0.1 million is being used for security under leases that have been sublet to the new owners and $0.2 million is being held by the landlord until the finalization of remaining lease issues) and guarantees of certain real property lease obligations of these subsidiaries and other concepts in the approximate amount of $4.1 million. In addition, our other concepts have potential obligations of $3.3 million for subleased real property for locations that have been sold to the purchasers of those locations.

     EMPLOYEES
     ---------

     As of December 29, 2002, we employed approximately 5,000 persons, excluding employees of other concepts, of whom approximately 2,750 were full-time field and restaurant personnel, approximately 2,040 were part-time restaurant personnel and 210 were corporate administrative personnel. None of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory.


     COMPETITION
     -----------

     The restaurant business is highly competitive. Many of our direct competitors operate within the pizza restaurant segment. We believe we compete on the basis of menu selection, price, service, location and food quality. Factors that affect our and our franchisees' business operations include changes in consumer tastes, national, regional and local economic conditions, population, traffic patterns, changes in discretionary spending priorities, demographic trends, military action, terrorism, consumer confidence in food wholesomeness, handling and safety, weather conditions, the type, number and location of competing restaurants and other factors. There is also active competition for management personnel and attractive commercial shopping mall, center city and other locations suitable for restaurants. We compete in each market in which we operate with locally-owned restaurants, as well as with national and regional restaurant chains. Factors such as inflation and increased food, beverage, labor, occupancy and other costs could also adversely affect us and others in the restaurant industry.

     Although we believe we are well positioned to compete in the quick-service Italian specialty food business because of our leading market position, focus, expertise and strong national brand name recognition, we could experience increased competition from existing or new companies and loss of market share, which could have an adverse effect on our operations.

     TRADEMARKS
     ----------

     Our Sbarro restaurants operate principally under the "Sbarro" and "Sbarro The Italian Eatery" trademarks. Our other concept locations operate under separate trademarks, including "Mama Sbarro" and "Boulder Creek." The trademarks are registered with the United States Patent and Trademark Office with no expiration date but must be renewed every ten years. Such registered service marks may continually be renewed for 10-year periods. We have also registered or filed applications to register "Sbarro" and "Sbarro The Italian Eatery" in several other countries. We believe that these marks continue to be materially important to our business. The joint ventures to which we are a party have also applied for United States trademarks covering trade names used by them.

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

     We are also subject to Federal Trade Commission regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws require us to furnish to prospective franchisees a franchise offering circular containing prescribed information. We are currently registered to offer and sell franchises, or are exempt from registering, in all states in which we operate that have registration requirements. The states in which we are registered, and a number of states in which we may franchise, require
registration  of  a  franchise   offering   circular  or  a  filing  with  state
authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time which provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise.

     Although alcoholic beverage sales are not emphasized in our Sbarro quick service restaurants, our new concepts serve alcoholic beverages and some of our larger restaurants serve beer and wine. Sales of beer and wine have historically contributed less than 1% of total revenues of Sbarro quick service restaurants. We submitted timely applications where appropriate to amend our liquor license applications to reflect the going private transaction and have received approvals in all jurisdictions.

     We believe that we are in compliance in all material respects with the laws to which we are subject.

ITEM 2.  PROPERTIES
-------------------

     All Sbarro restaurants are typically leased under ten-year leases that often do not include an option to renew the lease. We have historically been able to renew or extend leases on existing sites. As of December 29, 2002, we leased 585 restaurants, of which 27 were subleased to franchisees under terms which cover all of our obligations under the leases. The remaining franchisees directly lease their restaurant spaces. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses. Some leases provide either exclusively, or in combination with base rent, for contingent rents generally ranging from 8% to 10% of net restaurant sales, usually in excess of stipulated amounts.

Leases to which we were a party at December 29, 2002 have initial terms expiring as follows:

YEARS INITIAL LEASE                NUMBER OF SBARRO-       NUMBER OF FRANCHISED
TERMS EXPIRE                       OWNED RESTAURANTS            RESTAURANTS
------------                       -----------------            -----------
2003...........................            71 (1)                    3
2004...........................            46                        2
2005...........................            54                        4
2006 ..........................            51                        4
2007...........................            54                        3
Thereafter.....................           282                       11

(1) Includes 18 restaurants under month-to-month tenancies and 16 restaurants as to which we pay only contingent rent based on the level of net restaurant sales, the leases for which are generally for one year periods.

     We own a four-story office building in Melville, New York having approximately 100,000 square feet and a cafeteria style restaurant operated by us. This building was purchased and renovated at a total cost of approximately $21.5 million. Approximately 73% of the rentable square feet is currently under lease to unaffiliated third parties. The remaining 27%, consisting of one floor of the building, is occupied by us as our principal executive offices. On March 3, 2000, we obtained a ten-year, 8.4%, $16.0 million mortgage loan on this property.

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

     In addition, our other concepts own one facility and lease 29 facilities.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     On December 20, 1999, Antonio Garcia and thirteen other current and former general managers of Sbarro restaurants in California amended a complaint filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. The plaintiffs filed a motion to certify the lawsuit as a class action, but the motion was denied by the court.

     On September 6, 2000, Manuel Jimenez and seven other current and former general managers of Sbarro restaurants in California filed a complaint against Sbarro in the Superior Court of California for Orange County alleging that the plaintiffs were improperly classified as exempt employees under California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. We have separately settled with two of the managers for immaterial amounts. The plaintiffs are represented by the same counsel who is representing the plaintiffs in the Garcia case.

     On March 22, 2002, five former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Los Angeles County. The complaint alleges that the plaintiffs were required to perform labor services without proper premium overtime compensation from at least May 1999. The plaintiffs are seeking actual damages, punitive damages and attorney's fees and costs, each in unspecified amounts. In addition, plaintiffs have requested class action status for all managerial employees who worked overtime and/or were not otherwise paid regular wages due and owing from May 1999 to present.

     We believe that we have substantial defenses to the claims in each of the actions and are vigorously defending these actions.

     In addition, from time to time, we are a party to certain claims and legal proceedings in the ordinary course of business, none of which, in our opinion, will have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not applicable.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
-------  -------------------------------------
         AND RELATED SHAREHOLDER MATTERS
         -------------------------------

     As a result of the going private transaction in September 1999, our common stock is not publicly-held nor publicly traded. We currently have eight shareholders of record. (See Item 12 "Security Ownership of Certain Beneficial Owners and Management.")

     During 2002 and 2001, we declared the following dividends to our shareholders. Tax distributions are pursuant to a tax payment agreement with our shareholders to enable them to pay income taxes imposed upon them as a result of our election to be taxed under the provisions of Subchapter S of the Internal Revenue on their pro-rata share of our taxable income (see Item 13, "Certain Relationships and Related Transactions - Tax Payment Agreement).

                         AMOUNT
                        PER SHARE           TOTAL               TYPE
                        ---------           -----               ----
     FISCAL 2002
     -----------
     January 15, 2002      $0.44           $3,125,000      Tax Distribution

     FISCAL 2001
     -----------
     January 15, 2001      $0.50           $3,560,613      Tax Distribution
     April 12, 2001         0.71            5,000,000      General Dividend
     April 15, 2001         0.57            4,003,154      Tax Distribution

The tax distribution paid in 2002 related to 2001 taxable earnings. In addition, on January 21, 2003, we declared dividends to our shareholders of $0.16 per share (a total of $1,100,061) as a tax distribution.

The indenture under which our senior notes are issued and our credit agreement contain various covenants that may limit our ability to make "restricted payments," including, among other things, dividend payments (other than as distributions pursuant to the tax payment agreement). Under the terms of the indenture, we currently are not permitted to make "restricted payments" other than distributions pursuant to the tax payment agreement. Our ability to make future dividend payments (other than distributions pursuant to the tax payment agreement) and other restricted payments will depend upon our future profitability and certain other factors. At the time of declaration of the dividend, we must have a consolidated interest ratio coverage (as defined in the indenture), after giving pro forma effect to the restricted payments, for the four most recently ended fiscal quarters of at least 2.0 to 1. For the four fiscal quarters ended December 29, 2002, our consolidated interest coverage ratio was 1.90 to 1. In any event, restricted payments are limited in dollar amount pursuant to a formula contained in the indenture and credit agreement. We refer to the amount that is available for us to make dividends and other restricted payments as the "restricted payment availability." We cannot make restricted payments until we increase the restricted payment availability subsequent to December 29, 2002 by approximately $7.2 million, and then only to the extent of any excess over that amount.

We do not have any equity compensation plans, contracts or arrangements for employees or non-employees.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report and our consolidated financial statements and the related notes included in Item 8 of this report. Our fiscal 2002 consolidated financial statements have been audited and reported on by BDO Seidman, LLP, independent certified public accountants, and our consolidated statements for years prior to fiscal 2002 were audited and reported on by Arthur Andersen LLP, independent public accountants. The audit report covering our financial statements as of and for the fiscal years ended December 30, 2001 and December 31, 2000 has not been reissued by Arthur Andersen LLP in connection with this filing.


                                                                                        FISCAL YEAR
                                                                                        -----------
                                                                                  (DOLLARS IN THOUSANDS)

                                                            2002           2001          2000         1999        1998(1)
                                                            ----           ----          ----         ----        -------

  SYSTEM-WIDE SALES (UNAUDITED)                           $550,279       $570,609      $569,260      $543,219     $524,572
                                                          ========       ========      ========      ========     ========

  INCOME STATEMENT DATA:
  Revenues:
     Restaurant sales                                     $345,206       $372,673      $382,365      $375,514     $370,101
     Franchise related income                               10,070         10,286        11,231         8,688        8,284
     Real estate and other                                   5,104          5,756         5,812         5,495        3,402
                                                          --------      ---------     ---------      --------     --------
       Total revenues                                      360,380        388,715       399,408       389,697      381,787

  Costs and expenses:
     Restaurant operating expenses:
       Costs of food and paper products                     67,593         74,614        74,405        75,956       78,603
        Payroll and other employee benefits                 96,288        103,828       101,553        97,336       93,338
        Other operating costs                              114,892        116,581       114,122       108,599      102,927
     Depreciation and amortization (2)                      20,683         30,375        29,039        25,712       22,784
     General and administrative costs                       23,960         29,472        30,882        28,854       23,999
     Asset impairment, restaurant
       closings and other charges (3)(4)                     9,196         18,224            --         1,013        2,515
     Terminated transaction costs (5)                           --             --            --            --          986
     Litigation settlement and related costs (6)                --             --            --            --        3,544
     Loss on land to be sold (7)                                --             --            --            --        1,075
                                                        ----------      ---------     ---------    ----------     --------
           Total costs and expenses                        332,612        373,094       350,001       337,470      329,771

   Operating income before minority interest                27,768         15,621        49,407        52,227       52,016


   Minority interest                                           (52)            (1)          (46)          266         (101)
                                                        -----------    -----------          ----   ----------         -----

  Operating income                                          27,716         15,620        49,361        52,493       51,915
                                                            ------         ------    ----------     ---------     --------

  Other (expense) income:
      Interest expense                                     (30,959)       (30,950)      (30,243)       (7,899)          --
      Interest income (8)                                      528            756           949         3,828        5,120
      Equity in net income (loss) of
           unconsolidated affiliates                           668            310           303           423         (296)
     Insurance recovery, net (9)                             7,162             --            --            --           --
                                                          --------        -------       -------       -------      -------

            Net other (expense) income                     (22,601)       (29,884)      (28,991)       (3,648)       4,824
                                                           --------       --------      --------       -------       -----



                                                                                        FISCAL YEAR
                                                                                        -----------
                                                                                  (DOLLARS IN THOUSANDS)

                                                            2002           2001          2000         1999        1998(1)
                                                            ----           ----          ----         ----        -------

  Income (loss) before income taxes (credit ) and
     cumulative effect of change in method of
     accounting for start-up costs                           5,115        (14,264)       20,370        48,845       56,739

  Income taxes (credit) (10)                                   334            325        (5,075)       19,322       21,547
                                                          --------         ------        -------       ------     --------
  Income (loss) before cumulative effect of
    change in method of accounting for start-up
    costs                                                    4,781        (14,589)       25,445        29,523       35,192
  Cumulative effect of change in method of accounting
  for start-up costs, net of income taxes of $504               --             --            --            --         (858)
                                                            ------         ------        ------        ------    ---------

  Net income (loss)                                         $4,781       $(14,589)      $25,445      $ 29,523     $ 34,334
                                                            ======       =========      =======      ========     ========

  OTHER FINANCIAL AND RESTAURANT DATA:
   Net cash provided by
     operating activities (11)                             $32,453        $34,812       $48,329       $62,282      $59,199
   Net cash used in
     investing activities (11)                             (10,988)       (22,453)      (31,158)      (25,227)     (20,661)
  Net cash used in
    financing activities (11)                               (3,267)       (17,726)       (8,606)     (158,356)      (3,377)
  EBITDA (12)                                              $56,229        $46,305       $78,703       $78,628      $74,403

  Capital expenditures (13)                                $10,988        $22,528       $31,193       $25,282      $28,213

   Number of restaurants at end   of period:
    Company-owned (14)                                         558            602           636           638          624
    Franchised                                                 353            325           303           286          268
                                                               ---            ---           ---    ----------      -------
       Total number of restaurants                             911            927           939           924          892
                                                               ===            ===           ===    ==========      =======

  BALANCE SHEET DATA (AT END OF PERIOD):
  Total assets                                            $404,773       $404,762      $428,555      $417,543     $308,251
  Working capital (deficiency)                              27,095          4,614        10,293        (1,935)     126,619
  Total long-term obligations                              276,415        276,197       274,269       263,090       14,902
  Shareholders' equity                                      88,100         86,444       113,597       110,280      256,918

----------------

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

(2) Includes amortization of the excess purchase price over the book value of assets acquired as a result of our going private transaction on September 28, 1999 of $5.4 million, $5.0 million and $2.0 million in fiscal 2001, 2000 and 1999, respectively. In fiscal 2000, we finalized our allocation of the purchase price from the going private transaction based on an evaluation of our net assets at September 28, 1999, resulting in lower annual amortization expense than originally estimated. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which became effective as to us with the beginning of fiscal 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Accordingly, we incurred no amortization of goodwill or of intangible assets with indefinite lives in fiscal 2002. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Our goodwill and intangible assets with indefinite lives, which aggregated $205.1 million, net of accumulated amortization, at December 29, 2002, is tested annually for impairment. Our testing for impairment concluded that there is no impairment at the end of fiscal 2002.

(3) Fiscal 2002 represents a provision for the impairment of assets of $0.4 million and restaurant closings of $8.8 million relating to Sbarro restaurant and other concept locations. Fiscal 2001 represents provisions for asset impairment of $5.5 million, restaurant closings of $11.7 million and other charges of $1.0 million relating to Sbarro restaurants and other concept locations.

(4) Fiscal 1999 and 1998 represent provisions of a special allocation of losses of $1.0 million in fiscal 1999 which arose as a result of the final disposition of two other concept unit closings recorded in 1997 and $2.5 million for the closing of 20 restaurants in fiscal 1998, respectively.

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

(9) Represents the portion, net of related expenses, of the settlement of our insurance claim for reimbursement of lost income under our business interruption insurance arising out of the events of September 11, 2001.

(10) A credit of $5.6 million was recorded in 2000 to write-off deferred income taxes as a result of electing to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax laws beginning in fiscal 2000. For a discussion of the distributions that we are permitted to make to our shareholders to pay taxes on our income, see "Certain Relationships and Related Transactions - Tax Payment Agreement" in Item 13 of this report.

(11) For a more detailed presentation of our cash flow data, see our audited consolidated financial statements and related notes included in Item 8 of this report. In 2000, net cash provided by operating activities before a change in deferred taxes caused by the conversion to Subchapter S status and a change in accrued interest payable was $53.3 million. In 1999, net cash provided by operating activities before the change in accrued interest payable was $54.8 million.

(12) EBITDA represents earnings before cumulative effect of change in accounting method, interest income, interest expense, taxes, depreciation and amortization. EBITDA includes the effect of the unusual charges included in notes 3, 4, 5 and 6 above and the insurance recovery described in note 9 above. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our senior notes in that EBITDA is one of the factors in the calculation of our compliance with the ratios in the indenture under which our senior notes are issued and bank credit agreement and to determine the commitment fee we pay on the unused portion of our credit facility. We also internally use EBITDA to determine whether to continue or close restaurant units since it provides us with a measurement of whether we our receiving an adequate cash return on our cash investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities. The following table reconciles EBITDA to our net income which we believe is the most direct comparable financial measure to EBITDA, for each of the periods presented (in thousands):

                                                                            FISCAL YEAR
                                                                            -----------
                                                    2002          2001          2000           1999          1998
                                                    ----          ----          ----           ----          ----

EBITDA                                              $56,229       $46,305        $78,703       $78,628       $74,403
Interest expense                                    (30,959)      (30,950)       (30,243)       (7,899)           --
Interest income                                         528           756            949         3,828         5,120
Income (taxes) credit                                  (334)         (325)         5,075       (19,322)      (21,547)
Depreciation and amortization                       (20,683)      (30,375)       (29,039)      (25,712)      (22,784)
Cumulative effect of change in accounting                --             --            --            --          (858)
                                                     ------      ---------       -------       -------       -------
Net income (loss)                                    $4,781      ($14,589)       $25,445       $29,523       $34,334
                                                     ======      =========       =======       =======       =======

(13) The following amounts related to the construction of the building in which our headquarters are located, which opened in late 1998, are included as capital expenditures: $0.4 million in fiscal 2000, $1.6 million in fiscal 1999 and $4.8 million in fiscal 1998.

(14) Excludes 32, 37, 33, 26 and 19 for other concept units that were open at the end of fiscal 2002, 2001, 2000, 1999 and 1998, respectively.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   -------------------------------------------------
          CONDITION   AND RESULTS OF OPERATIONS
          ---------   -------------------------

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other data and information appearing elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

     Our fiscal year ends on the Sunday nearest to December 31. Each of fiscal 2002, 2001 and 2000 consisted of 52 weeks. Our net income of $4.8 million in fiscal 2002 is after charges of $9.2 million for a provision for asset impairment and restaurant closings. Net income included income of approximately $7.2 million, net of expenses, from the settlement of our insurance claim for the reimbursement of lost income under our business interruption insurance arising out of the events of September 11, 2001. Our loss of $14.6 million in fiscal 2001 includes charges of $18.2 million for a provision for asset impairment, restaurant closings and other charges discussed below.

FISCAL 2002 COMPARED TO FISCAL 2001:
------------------------------------

     Restaurant sales from Sbarro-owned quick service units and consolidated other concept units decreased by $27.5 million, or 7.4%, to $345.2 million for fiscal 2002 from $372.7 million in fiscal 2001. This was comprised of sales decreases of $22.9 million in our quick service units and $4.6 million in consolidated  other  concept  units.  Sales at both Sbarro quick service and our consolidated other concept locations for fiscal 2002 have continued to be adversely impacted by the reduction in shopping mall traffic related to the general economic downturn in the United States and the continuing impact of the events of September 11, 2001. During fiscal 2002, we closed or sold to franchisees 44 more company-owned quick service units than we opened which resulted in a net sales reduction of approximately $5.6 million. In addition, quick service sales in fiscal 2002 compared to fiscal 2001 decreased by approximately $3.2 million from the 34 locations that were closed during 2001 (including our high volume owned unit destroyed in the collapse of the World Trade Center on September 11, 2001), net of locations opened. The units closed since the beginning of fiscal 2001, with the exception of the World Trade Center unit, were generally low volume units that did not have a material impact on our profitability. Comparable Sbarro quick service unit sales decreased by $15.1 million, or 4.8%, to $299.5 million in fiscal 2002. The remainder of the sales difference to 2001 is comprised of sales differences between 2002 and 2001 at locations that were not open for a full year in either 2002 or 2001 due to their being remodeled or relocated. In late March 2001 and mid June 2001, we implemented price increases of 0.7% and 3.3%, respectively. Comparable consolidated other concept sales decreased $1.2 million, or 8%, to $14.1 million in fiscal 2002. Comparable restaurant sales are comprised of sales at locations that were open during the entire current and prior fiscal year. In addition, during fiscal 2002, we closed 7 consolidated other concept units that resulted in a reduction in sales of approximately $3.4 million from fiscal 2001.

     Franchise related income was relatively unchanged for the fiscal year ended December 29, 2002, excluding approximately $0.3 million related to the termination of an area development agreement in Egypt recognized during fiscal 2001. Continuing royalty revenues from new locations opened in fiscal 2002 and fiscal 2001 partially offset a reduction in royalty revenues from pre-existing units caused by a reduction in comparable unit sales at both domestic and international locations. This increase was offset, however, by a reduction in income recognized from existing area development agreements in fiscal 2002 compared to fiscal 2001.

     Real estate and other revenues decreased $0.6 million for the fiscal year ended December 29, 2002 from fiscal 2001 primarily due to decreases in certain vendor rebates resulting principally from decreases in the purchasing volumes caused by decreased sales.

     Cost of food and paper products as a percentage of restaurant sales decreased to 19.6% for fiscal 2002 from 20.0% in the 2001 fiscal year. The improvement was primarily due to both the benefit derived from closing locations in fiscal 2002 and 2001 that were not able to function as efficiently as our other quick service locations due to their low sales volume and a $1.7 million benefit in fiscal 2002 from lower average cheese prices that prevailed in fiscal 2001. Cheese prices to date in fiscal 2003 are lower than those experienced during the same period in fiscal 2002 and lower than the average cost per pound during the 2002 fiscal year. In early fiscal 2003, we replaced our national independent wholesale distributor with another national independent wholesale distributor due to the bankruptcy of our then national wholesale food distributor. As the majority of the products used in our restaurants are proprietary and we are involved in negotiating their cost to the wholesaler, we do not believe there will be a material impact on the cost of food and paper products from this new arrangement.

     Payroll and other benefits decreased approximately $7.5 million in fiscal 2002 but remained at 27.9% of restaurant sales in both fiscal 2002 and fiscal 2001. The dollar decrease was primarily due to the effect of steps taken to reduce payroll costs beginning in late fiscal 2001 and the closing of locations in fiscal 2002 and 2001. The decrease in the dollar amount of expenditures for payroll and other benefits did not produce a change in these costs as a percentage of sales due to the reduced level of sales in fiscal 2002.

     Other operating expenses decreased by approximately $1.7 million but increased to 33.3% of restaurant sales for fiscal 2002 from 31.3% for fiscal 2001. The dollar decline was due to fewer Sbarro and consolidated other concept locations in operation during fiscal 2002. The percentage increase in fiscal 2002 was due to lower sales volume and the effects of higher rent and other occupancy related expenses resulting from the renewal of existing leases at the end of their terms at higher rental rates, compounded by the reduced level of sales. In addition, we are experiencing increases in repair and maintenance costs compared to fiscal 2001, a portion of which relates to the cost of a number of nationwide maintenance contracts entered into in late fiscal 2001 or early fiscal 2002 for the repair of our property and equipment, which, as discussed below in " -- Liquidity and Capital Resources," has been a factor in reducing the amount of our capital expenditures. In addition, as the average age of our locations increase, overall repair and maintenance costs have been increasing. These aspects were offsetting factors against dollar savings effected from the closing of low volume units.

     Depreciation and amortization expense decreased by $9.7 million for fiscal 2002 from fiscal 2001. As a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," in fiscal 2002, we no longer amortized goodwill and intangible assets with indefinite lives. In fiscal 2001, our earnings were charged $5.4 million for amortization of goodwill and intangible assets with indefinite lives. In addition, there was a reduction of $2.3 million in depreciation and amortization related to locations that closed in fiscal 2001 and fiscal 2002. The balance of the change in depreciation and amortization expense in fiscal 2002 relates to locations that had been included in the provision for asset impairment in fiscal 2001 for which no depreciation was taken in fiscal 2002 and to decreases in depreciation and amortization for locations that became fully depreciated during either fiscal 2002 or 2001.

     General and administrative expenses were $24.0 million, or 6.6% of total revenues, for fiscal 2002 compared to $29.5 million, or 7.6% of total revenues, for fiscal 2001. General and administrative costs for fiscal 2002 reflect decreases in field management costs and a reduction in corporate staff costs due to a cost containment program which we implemented beginning in the fourth quarter of fiscal 2001.

     During fiscal 2002, we recorded a provision for asset impairment, restaurant closings and other charges of $9.2 million. Of the provision, $8.7 million was for restaurant closings, including $4.7 million for the closing or sale of 7 of our other concept restaurants, and $0.5 million was for the impairment of property and equipment.

     Under SFAS No. 142, commencing in fiscal 2002, we no longer amortize goodwill and intangible assets with indefinite lives (for which our earnings were charged $5.4 million and $5.0 million in fiscal 2001 and fiscal 2000, respectively) but instead we review those assets annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The testing, as of the end of fiscal 2002, of goodwill and intangible assets with indefinite lives (trademarks) acquired prior to July 1, 2001 ($205.1 million, net of accumulated amortization, at December 29, 2002) for impairment by an independent valuation firm engaged to assist us in the determination of impairment resulted in no reduction to our carrying value of intangible assets with indefinite lives at December 29, 2002. The valuation firm used the capitalization of earnings and the guideline company valuation methods in determining the fair value of these assets.

     Minority interest represents the share of the minority holders' interests in the earnings or loss of a joint venture in which we have a majority interest. In early fiscal 2002, we closed one of the two locations operated by this joint venture with an insignificant charge to earnings that was recorded in fiscal 2001.

     Interest expense of $31.0 million in both fiscal 2002 and 2001 relate to the 11%, $255.0 million senior notes issued to finance our going private transaction ($28.1 million), the 8.4%, $16.0 million mortgage loan on our corporate headquarters ($1.3 million) and fees for the unused borrowing capacity under our credit agreement ($0.1 million). In addition, interest expense includes $1.5 million in each of 2002 and 2001, which represents non-cash charges for the accretion of the original issue discount on our senior notes and the amortization of deferred financing costs on the senior notes, credit agreement and the mortgage loan.

     Interest income was approximately $0.5 million in fiscal 2002 and $0.8 million in fiscal 2001. Higher cash available for investment in fiscal 2002 than in fiscal 2001 was offset by the lower prevailing interest rates in effect. The indenture under which our senior notes are issued and our credit agreement limit the types of investments which we may make.

     Equity in the net income of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concepts in which we have a 50% or less ownership interest. The increase in our share of the equity in the net income of unconsolidated affiliates of $0.4 million in fiscal 2002 over fiscal 2001 was primarily as a result of the improved performance of our steakhouse joint venture. We have determined that we will continue to develop and expand the steakhouse joint venture, but do not intend to expand our other joint venture operations.

     In September 2002, we reached an agreement to settle, for $9.65 million, our claim against our insurance company for the reimbursement of the depreciated cost of the assets destroyed at the Sbarro-owned World Trade Center location, as well as for lost income under our business interruption insurance coverage, resulting from the events of September 11, 2001. In September 2002, we received the amount of the settlement, less an advance of $1.5 million that was received in May 2002 against our claim for property damage at our World Trade Center location. Approximately $7.2 million, net of related expenses, from the settlement relates to reimbursement of lost income under our business interruption insurance coverage and is included in our results of operations fiscal 2002.

     We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense of $0.3 for both fiscal 2002 and 2001 represents taxes owed to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income.

FISCAL 2001 COMPARED TO FISCAL 2000
-----------------------------------

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

     Excluding approximately $0.3 million related to the termination of an area development agreement in Egypt recognized during fiscal 2001 and $1.5 million of termination fees related to our development agreement and the closing of all Sbarro locations in Japan recognized in fiscal 2000, franchise related income increased 2.8% to $10.0 million for the fiscal year ended December 30, 2001 from $9.7 million for the fiscal year ended December 31, 2000. The increase resulted from greater continuing royalties due to a higher number of franchise units in operation in fiscal 2001 offset, in large part, by decreases in royalties from locations in operation during all of fiscal 2001 and 2000. Franchises, both domestically and internationally, were also affected by the general economy and the events of September 11, 2001.

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

     Payroll and other benefits increased to 27.9% of restaurant sales for the year ended December 30, 2001 from 26.6% of restaurant sales for the year ended December 31, 2000. The increase was primarily due to the reduced level of sales and tight labor market that was experienced into the third quarter of fiscal 2001 that had increased wages and salaries and the associated amounts paid for payroll taxes. For the balance of the year there was an abatement of these pressures as a result of the continuing economic slowdown. In addition, we took steps to reduce payroll expenses during late fiscal 2001.

     Other operating expenses increased to 31.3% of restaurant sales for fiscal 2001 from 29.8% for fiscal 2000 primarily due to increases in rent, utilities and other occupancy related expenses and the reduced level of sales.

     During fiscal 2001, we recorded a provision for asset impairment, restaurant closings and other charges of $18.2 million. Of that provision, (a) $5.5 million was for property and equipment asset impairment, including $3.0 million related to our other concepts, (b) $11.7 million was for restaurant closings, including $6.7 million for our other concepts and $0.2 million for the cost of the conversion of our Umberto and Tony & Bruno locations to the Mama Sbarro concept and (c) $1.0 million was for other charges. In early 2002, we closed two of other concept locations for which amounts were included in the provision.

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

     Minority interest represents the share of the minority holders' interests in the earnings or loss in each period of the fiscal years being reported of the joint ventures in which we have a majority interest. In early fiscal 2002, we closed one of the two locations which are included in the calculation of the minority interest with a minimal charge to earnings that was recorded in fiscal 2001.

     Interest expense of $31.0 million and $30.2 million for fiscal 2001 and 2000, respectively, relate to the 11%, $255.0 million senior notes issued to finance our going private transaction ($28.1 and $27.6 million, respectively, inclusive in fiscal 2000 of a correction of the prior year expense of $0.5 million), the 8.4%, $16.0 million mortgage loan on our corporate headquarters ($1.3 and $1.0 million, respectively) and fees for the unused borrowing capacity under our credit agreement ($0.1 million). In addition, interest expense includes $1.5 million in each of 2001 and 2000, which represents non-cash charges for the accretion of the original issue discount on our senior notes and the amortization of deferred financing costs on the senior notes, credit agreement and the mortgage loan. The increase in interest expense was due to the full period impact in fiscal 2001 of the mortgage loan, which was entered into in March 2000.

     Interest income was approximately $0.8 million for fiscal 2001 and $0.9 million for fiscal 2000. Interest income in fiscal 2001 was affected by reduced availability of cash for investment and lower prevailing interest rates.

     Equity in the net income of unconsolidated affiliates represents our share of earnings and losses in those new concepts in which the company has a 50% or less ownership interest.

     We elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense of $0.3 million and $0.5 million for fiscal 2001 and 2000, respectively, represents taxes owed to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income. As required by SFAS No. 109, "Accounting for Income Taxes," we recognized a $5.6 million credit associated with the reversal of our deferred tax liabilities upon our conversion to S corporation status in the first quarter of fiscal 2000.

IMPACT OF INFLATION AND OTHER FACTORS
-------------------------------------

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

SEASONALITY
-----------

     Our business is subject to seasonal fluctuations, and the effects of weather and economic conditions. Earnings have been highest in our fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season but fluctuates due to the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter. In recent years, our fourth quarter income has fluctuated significantly due to a number of other factors, including the adverse effect of the general economic downturn, the continuing effect of the events of September 11, 2001 and significant year end adjustments relating to asset impairment and store closing costs. Due to the seasonality of our business, until after our fourth quarter is completed, we are not able to perform the annual test for impairment on our goodwill and intangible assets with indefinite lives acquired prior to July 1, 2001 required by SFAS No. 142 and fully evaluate the impairment of long-lived assets as required by SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Any required adjustments are recorded at that time unless impairment factors are present earlier. See Note 14 of the notes to consolidated financial statements in Item 8 of this report for further information regarding our quarterly financial information.

ACCOUNTING PERIOD
-----------------

     Our fiscal year ends on the Sunday nearest to December 31. All reported fiscal years contained 52 weeks. Fiscal 2003 will also contain 52 weeks.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in our joint ventures through cash generated from operations. At December 29, 2002, we had unrestricted cash and cash equivalents of $55.2 million and working capital of $27.1 million compared to unrestricted cash and cash equivalents of $37.0 million and working capital of $4.6 million as of December 30, 2001.

     Net cash provided by operating activities was $32.5 million and $34.8 million for the fiscal years ended December 29, 2002 and December 30, 2001, respectively. The $2.3 million reduction was primarily due to a $2.2 million reduction in accounts receivable resulting principally from the payment of our claim for property damage at the World Trade Center offset by a $4.1 million decrease in accounts payable and accrued expenses that reflect the reduction in our number of stores and employees.

     Net cash used in investing activities has historically been primarily for capital expenditures, including those made by our consolidated other concepts. Net cash used in investing activities declined to $11.0 million in 2002 from $22.5 million in 2001 primarily due to a decline in quick service new unit openings and renovation activity, a reduction in expenditures for consolidated other concept locations as the development of these concepts slowed, and the impact of the nationwide maintenance contracts we entered into in late fiscal 2001 and early fiscal 2002. Investing activities for fiscal 2002 include $1.9 million of the approximately $2.4 million committed relating to an upgrade of our computer systems.

     Net cash used in financing activities was $3.3 million for the fiscal year ended December 29, 2002 compared to $17.7 million for the fiscal year ended December 30, 2001. Cash used in financing activities for fiscal 2002 resulted primarily from $3.1 million of tax distributions to shareholders (see below). Cash used in financing activities for fiscal 2001 resulted primarily from $12.6 million of distributions to shareholders, including tax distributions of $7.6 million (see below), and $4.0 million of loans to our shareholders, net of $2.7 of repayments of certain loans, and the purchase of the 20% interest in the Umberto of New Hyde Park concept in settlement of litigation for $1.0 million.

     In March 2000, we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders. The indenture for the senior notes and the credit agreement permit us to make distributions to shareholders to provide funds to them for their payments of taxes on our earnings under a formula contained in a tax payment agreement between us and our shareholders. The tax payment agreement permits us to make periodic distributions to our shareholders in amounts that are intended to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata shares of our taxable income and such income were taxed at the highest applicable federal and New York State marginal income tax rates. We and our shareholders had a tax liability of approximately 46% of our taxable income in both 2002 and 2001. There are differences in the book and tax treatments of the provision for asset impairment and the non-deductibility of goodwill (amortization of goodwill is not deductible for tax purposes but was an expense for financial reporting purposes in fiscal 2001), and there are significant differences in book and tax depreciation. The 46% tax rate is higher than our historical effective tax rate prior to 2000 due to (a) differences in tax rates between individual and corporate taxpayers, (b) the timing differences previously accounted for as deferred taxes in our financial statements (which deferred taxes were eliminated upon our conversion to S corporation status) and
(c) the effect of double taxation (once on us for our taxable income and once on our shareholders for dividends received from us) in those state and local jurisdictions that do not recognize S corporation status. We made tax distributions of $3.1 million in fiscal 2002 related to 2001 taxable earnings, $7.6 million in fiscal 2001 related to fiscal 2000 taxable earnings and $1.1 million in January 2003 related to 2002 taxable earnings. We do not expect to make additional tax distributions in 2003 related to 2002 earnings.

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

     At March 15, 2003 and December 29, 2002 and December 30, 2001, we had $28.1 million, $28.1 million and $27.0 million of undrawn availability under our credit agreement, net of outstanding letters of credit and guarantees of reimbursement obligations aggregating approximately $1.9 million, $1.9 million and $3.0 million, respectively. We have received a waiver of compliance for fiscal 2002 from certain ratios required to be maintained under our credit agreement at year end and an amendment to certain annual ratios for fiscal 2003. As amended, the credit agreement requires that we maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (in each case with the guaranteeing subsidiaries) of at least 1.4 to 1.0 beginning December 30, 2002 and 1.5 to 1.0 beginning December 28, 2003. We are also required to maintain a maximum ratio of consolidated senior debt to consolidated EBITDA (in each case with the guaranteeing subsidiaries) of 6.5 to 1.0 beginning December 30, 2002 and 6.0 to
1.0 beginning December 28, 2003. We were in compliance with all covenants in the indenture for the senior notes and the mortgage as of December 29, 2002.

     Under the indenture under which our senior notes are issued, there are various covenants that limit our ability to borrow funds in addition to lending arrangements that existed at the date of the going private transactions and replacements of those arrangements, to make "restricted payments" including, among other things, dividend payments (other than as distributions pursuant to the tax payment agreement), and to make investments in, among other things, unrestricted subsidiaries. Among other covenants, the indenture requires that, in order for us to borrow (except under specifically permitted arrangements, such as up to $75.0 million of revolving credit loans), our consolidated interest ratio coverage (as defined in the Indenture), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters must be at least 2.5 to 1. As of December 29, 2002, that ratio was 1.90 to 1. As a result, we are not presently able to borrow funds except for the specifically permitted indebtedness, such as up to $75.0 million of revolving credit loans. In order to make restricted payments, that ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture and credit agreement. We refer to the amount that is available for us to make dividends and other restricted payments as the "restricted payment availability." We cannot make restricted payments until we increase the restricted payment availability by approximately $7.2 million, and then only to the extent of any excess over that amount.

     In addition to debt service, we expect that our other liquidity needs will relate to capital expenditures, working capital, investments in other ventures, distributions to shareholders as permitted under the indenture for the senior notes and the credit agreement and general corporate purposes. We believe that aggregate restaurant capital expenditures and our investments in joint ventures during the next twelve months will approximate the fiscal 2002 level of $11.0 million. Unpaid capital expenditure commitments aggregated approximately $0.9 million at December 29, 2002. In addition, we have committed additional expenditures of $0.5 million for the upgrade of our computer system.

     We expect our primary sources of liquidity to meet these needs will be cash flow from operations. We do not presently expect to borrow under our credit agreement in fiscal 2003.

OFF-BALANCE SHEET ARRANGEMENTS

     We and our unconsolidated subsidiaries (those that are included in our income statement caption "Equity in net income (loss) of unconsolidated affiliates)" have contractual obligations that contingently require payments under a line of credit, standby letters of credit and a mortgage loan of our steakhouse joint venture and a bank loan of our quick service Mexican-style restaurant concept. In addition, Sbarro has a contractual obligation under the operating lease for the Vincent's Clam Bar location.

     Our obligations under the guarantees for the line of credit, standby letter and a mortgage loan of our steakhouse joint venture (our 40% interest in the joint venture's results of operations are included in our equity in the net income of unconsolidated affiliates in our income statement) are several and, as a result, cover only our share of that debt. Our guarantees are used to facilitate the continuing borrowing by the steakhouse joint venture and are in place should the venture be unable to repay the amounts owed under the line of credit and mortgage loan and should the standby letter of credit be drawn upon and the venture not have funds available for such drawing. For fiscal 2002, we included $0.7 million of our share of this venture's net income in our income statement and received $0.3 million of distributions during the year. As of December 29, 2002, the amount of the guarantees for this joint venture was approximately $6.2 million. Our guarantees, should the line of credit be fully utilized, would increase to $7.8 million.

     Our obligation under the bank loan to our quick service Mexican-style restaurant, (our 50% interest in the joint venture's results of operations are included in our equity in the net income of unconsolidated affiliates in our income statement), is up to the outstanding amount of the loan. Our guarantee was established at the inception of the borrowing by the venture to facilitate its borrowing and is required to be in place until the loan is repaid. For fiscal 2002, this venture had a minimal loss that was included in our income statement. There were no distributions from this joint venture during fiscal 2002. As of December 29, 2002, the amount of our guarantee for this joint venture was $1.9 million.

     Sbarro's contractual obligation under the operating lease for the Vincent's Clam Bar location (our 25% interest in the joint venture's results of operations are included in our equity in the net income of unconsolidated affiliates in our income statement) includes base rent plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rentals based on sales amounts in excess of stipulated amounts. As of December 29, 2002, our obligation for base rent under this operating lease through the expiration of the lease term in 2011 was approximately $1.4 million.

CONTRACTUAL OBLIGATIONS
-----------------------

         Our contractual obligations with respect to both our and the other concepts (both those in which we have a majority or minority interest) are as follows:

                                                                 PAYMENTS DUE BY PERIOD
                                                                 ----------------------
                                                                                                      MORE THAN 5
                                                     LESS THAN                                        -----------
                                       TOTAL         1 YEAR        1 - 3 YEARS      4 - 5 YEARS       YEARS
                                       -----         ------        -----------      -----------       -----
                                                                      (IN MILLIONS)
Long-Term Debt Obligations
     Senior notes (1)                   $ 255.0        $- 0 -          $ - 0 -         $ - 0 -         $ 255.0
     Mortgage Loan (2)                  $  15.7        $  0.1          $   0.3         $   0.3         $  15.0
     Credit agreement (3)               $ - 0 -        $- 0 -          $ - 0 -         $ - 0 -         $ - 0 -
Standby Letters of Credit (4)           $   2.7        $- 0 -          $   0.1         $   0.1         $   2.5
Capitalized Lease Obligations           $ - 0 -        $- 0 -          $ - 0 -         $ - 0 -         $ - 0 -
Operating Leases (5)                    $ 508.5        $ 73.9          $ 140.7         $ 125.1         $ 168.8
Purchase obligations (6)                $   1.4        $  1.4          $ - 0 -         $ - 0 -         $ - 0 -
Other Long-Term Liabilities
     Reflected on Balance Sheet         $ - 0 -        $- 0 -          $ - 0 -         $ - 0 -         $ - 0 -
Total                                   $ 783.3        $ 75.4          $ 141.1         $ 125.5         $ 441.3

(1) There are no principal repayment obligations under the senior notes until September 2009, when the entire principal balance becomes payable.
(2) Payable in monthly installments of principal and interest of $0.1 million. Table includes only principal portion of the installment payments.
(3) The credit agreement enables us to borrow, from time to time, up to $30.0 million, less outstanding letters of credit issued pursuant to a $10.0 million subfacility. No repayments are required under the credit agreement until September 2004, when the entire principal balance becomes payable. There are currently no amounts outstanding under the credit agreement. However, of the $2.7 million of letters of credit reflected below, $1.9 million reduces our availability under the credit agreement.
(4) Represents our maximum reimbursement obligations to the issuer of the letter of credit in the event the letter of credit is drawn upon. The letters of credit generally are issued instead of cash security deposits under operating leases or to guarantee construction costs for Sbarro or other concept locations. Of the outstanding standby letters of credit, approximately $0.1 million are for locations that have been subleased to the buyers of two of our other concept locations (one of which was sold in 2003 and, upon replacement of the security, we expect to be relieved of our security obligation under the related lease and this letter of credit) and approximately $0.2 million is for another concept location that was closed in 2002 that, upon finalization of remaining lease issues, is expected to be cancelled. All the standby letters of credit are annually renewable through the expiration of the related lease terms. If not renewed, the beneficiary may draw upon the letter of credit as long as the underlying obligation remains outstanding.
(5) Represents base rent under operating leases which we either sublease to, or guarantee the obligations of, franchisees or certain of our other concepts. Excludes real estate taxes, utilities, insurance, common area charges and other expenses that are not fixed and contingent rent obligations which vary with the level of net restaurant sales. Also excludes leases that are under month-to-month tenancies.

(6) Represents commitments for capital expenditures, including for the construction of restaurants and upgrading of our computer system, for which we are contractually committed. Excludes potential purchases under our contractual arrangement with our national independent wholesale distributor that commenced in February 2003 that requires us, for the next five years, subject to various causes for termination, to purchase 95% of most all our food ingredients and related restaurant supplies from them. The agreement does not, however, require us to purchase any specific fixed or minimum quantities. Among the factors that will effect the dollar amount of purchases we make under the contract are:

          o    Number of Sbarro locations open during the term of the contract
          o    Level of sales made at Sbarro locations
          o    Market price of mozzarella cheese and other commodity items
          o    Price of diesel fuel
          o    Mix of products sold by Sbarro locations

     Historically, we have not purchased or entered into interest rate swaps of future, forward, option or other instruments designed to hedge against changes in interest rates, the price of commodities we purchase or the value of foreign currencies.

RELATED PARTY TRANSACTIONS
--------------------------

     We are the sole tenant of an administrative office building, which is leased from Sbarro Enterprises, L.P. The annual rent payable pursuant to the sublease is $0.3 million each year for the remainder of the lease term, which expires in 2011. In addition, we are obligated to pay real estate taxes, utilities, insurance and certain other expenses for the facility. We have been advised by a real estate broker that the rent is comparable to the rent that would be charged by an unaffiliated third party. The limited partners of Sbarro Enterprises, L.P. are Mario, Joseph, Anthony and Carmela Sbarro.

     We, our subsidiaries and our other concepts, in which we have an interest, have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro for which they paid, in the aggregate, $422,057 during fiscal 2002. Based on our experience with non-affiliated printers that provide similar services to us, we believe the services have been provided on terms comparable to those available from unrelated third parties.

     During fiscal 2002, we paid cash dividends to our shareholders totaling $3.1 million in the form of distributions made pursuant to the tax payment agreement described above. On January 21, 2003, we paid a cash dividend to our shareholders of $1.1 million as a distribution made pursuant to the tax payment agreement.

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

     Companies owned by a son of Anthony Sbarro paid royalties to us under franchise agreements containing terms similar to those in agreements entered into by us with unrelated franchisees. Royalties paid under these agreements in fiscal 2002 were $91,551. A company owned by the daughter of Joseph Sbarro is indebted to us for royalties for 2001 and 2000 in the approximate amount of $90,000. No royalties were recorded relating to this franchisee in fiscal 2002. The related franchise agreement contains terms similar to those in agreements entered into by us with unrelated franchisees.

     As of July 14, 2002, we sold the assets of a Sbarro-owned location that we intended to close to a corporation whose shareholder is the brother-in-law of our Chairman of the Board and President for $88,900. The sales price resulted in a loss of approximately $64,000 that is included in the provision for restaurant closings in the statement of operations. At the same time, that corporation entered into a franchise agreement containing terms similar to those in agreements entered into by us with unrelated franchisees. We received promissory notes for each of the purchase price and initial franchise fee that are payable over seven years and bear interest on the unpaid principal balances at 7% interest per annum. In addition, we subleased this location to that franchisee. Payments under the sublease are being made directly to the landlord by the franchisee. Interest income received relating to the promissory notes was $2,850 in fiscal 2002. Royalties paid under this arrangement in fiscal 2002 were $6,723. Future minimum rental payments under the lease for this location over the term of the lease, which expires in 2010, are approximately $0.6 million.

     On March 3, 2003, a company in which Gennaro J. Sbarro, who is a Corporate Vice President and President of our Casual and Fine Dining Division, has a 50% interest, entered into a franchise agreement with us for a new location. The terms of the franchise agreement are similar to those in agreements entered into by us with unrelated franchisees. The lease for the location was entered into in September 2002 by one of our subsidiaries. Subsequent to that date, we determined that the economics of the location would be better suited for a franchise operator. Payments under the sublease will be made directly to the landlord by the franchisee. Future minimum rental payments under the lease for this location over the term of the lease, which expires in 2018, are approximately $2.6 million. The location is expected to open in the second quarter of fiscal 2003.

     Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of $315,200 for services during our 2002 fiscal year. Mr. Zimmerman is a member of Board of Directors. We have been advised by Mr. Zimmerman that these fees were charged on a basis similar to those that Bernard Zimmerman & Company, Inc. charges to unrelated clients.

     Harold Kestenbaum, P.C., of which Harold Kestenbaum is the shareholder, has been assisting one of our other concepts in the preparation of its initial Uniform Franchise Offering Circular, for which the fee was $20,000. Mr.
Kestenbaum is a member of our Board of Directors. We have been advised by Mr. Kestenbaum that these fees were charged on a basis similar to those that Harold Kestenbaum, P.C. charges to unrelated clients.

     In addition to the compensation of Mario, Anthony, Joseph, Gennaro A. and Gennaro J. Sbarro and Anthony J. Missano:

     o Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of Sbarro and serves as Vice President and a director, received $100,000 from us for services rendered during fiscal 2002; and

     o Carmela N. Merendino, a daughter of Mario Sbarro, who serves as Vice President - Administration, received $131,288 from us for services rendered during fiscal 2002.

     o Other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro who are our employees, earned an aggregate of $538,856 during fiscal 2002.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the prior requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement and contains other nonsubstantive corrections to authoritative accounting literature in SFAS No. 4, 44 and 64. The changes in SFAS No. 145 related to debt extinguishment will be effective for us beginning with our 2003 fiscal year and the other changes were effective for us beginning with transactions after May 15, 2002. Adoption of this standard has not had, and we do not expect that it will have, a material effect on our financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs (including our future accounting for restaurant closing costs) as well as the amount recognized. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 29, 2002 and do not anticipate that it will have a material effect of our financial position or results of operations.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which addresses the accounting for and disclosure by guarantors regarding obligations relating to the issuance of certain guarantees. FIN No. 45 requires that, at the inception of a guarantee, for all guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken be recorded. No revision of or restatement of accounting for guarantees issued or modified prior to December 31, 2002 is allowed. The disclosure requirements of FIN No. 45 are effective with our 2002 financial statements. As described in Note 10 to the consolidated financial statements in Item 8 of this report, we have provided certain guarantees that would require recognition upon issuance or modification under the provisions of FIN No. 45. While the nature of our business will likely result in the issuance of certain guarantees in the future, we do not anticipate that FIN No. 45 will have a material impact on our financial position or results of operations.

     In November 2002, the EITF reached a consensus on Issue 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," addressing the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the price of the vendor's products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor's product or service. If one of these conditions is met, the cash consideration should be characterized as revenues or a reduction of the related costs, as applicable, in the income statement of the customer. The consensus reached also concludes that rebates or refunds based on the customer achieving a specified level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund provided the amounts are probable and reasonably estimatable. This standard is effective for arrangements entered into after December 31, 2002. Our current accounting policy for the accounting for vendor rebates complies with the consensus reached in the EITF.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS
------------------------------------------

     Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. Accounting policies whose application may have a significant effect on our reported results of operations and financial position and that can require judgments by management that can affect their application, include:

     o SFAS No. 5, "Accounting for Contingencies." Pursuant to SFAS No. 5, in the past we have made, and we intend in the future to make, decisions regarding the accounting for legal matters based on the status of the matter and our best estimate of the outcome (we expense defense costs as incurred). This requires management judgments regarding the probability and estimated amount of possible future contingent liabilities, especially, in our case, legal matters. However, especially if a matter goes to a jury trial, our estimate could be off since our estimates are based, in large part, on our experience in settling matters.

     o SFAS No. 142, "Goodwill and Other Intangible Assets," requires us to periodically assess the impairment of goodwill and intangible asset acquired prior to July 1, 2001 ($205.1 million, net of accumulated amortization, at December 29, 2002). As discussed under " -- Results of Operations" above, the annual test for impairment on our goodwill and intangible assets with indefinite lives acquired prior to July 1, 2001 required by SFAS No. 142 concluded that there was no impairment in the carrying value of such assets as of December 29, 2002. The independent firm we engaged to assist us in the determination of impairment, used the capitalization of earnings and the guideline company valuation methods in determining the fair value of our goodwill and intangible assets with indefinite lives.

     o SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires judgments regarding future operating or disposition plans for marginally performing assets. The application of both of these policies has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate our long-lived assets for impairment at the individual restaurant level on an annual basis, or whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable, including our business judgment of when to close underperforming units. These impairment evaluations require an estimation of cash flows over the remaining life of the related restaurant lease, which is generally up to 10 years. Our estimates are based on average cash flows from recent operations of the restaurants and, unless specific circumstances about the location warrant, do not include unsupportable sales growth and margin improvement assumptions. Should the carrying amount not be deemed to be recoverable, we write the assets down to their fair value.

     o SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs, supersedes previous accounting guidance, principally EITF No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs (including our future accounting for restaurant closing costs) as well as the amount recognized.

ITEM 7-A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK
---------  -------------------------------------------------------

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

     Future borrowings under our credit facility (none are currently outstanding) will be at rates that float with the market and, therefore, will be subject to fluctuations in interest rates. Our $255.0 Senior notes bear a fixed interest rate of 11.0%. We are not a party to, and do not expect to enter into any, interest rate swaps or other instruments to hedge interest rates.

     We have not and do not expect to, purchase future, forward, option or other instruments to hedge against fluctuations in the prices of the commodities we purchase. As a result, our future commodities purchases are subject to changes in the prices of such commodities.

     All of our transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, reducing the risks in the changes of the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------




     Board of Directors
     Sbarro, Inc.
     Melville, New York


     We have audited the accompanying consolidated balance sheet of Sbarro, Inc. (a New York corporation) and subsidiaries as of December 29, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements as of December 30, 2001, and for each of the two years in the period ended December 30, 2001, prior to the adjustments discussed in Note 1, were audited by auditors who have ceased operations. Those auditors expressed an unqualified opinion of those financial statements in their report dated March 21, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sbarro, Inc. and subsidiaries as of December 29, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets upon the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" in 2002.

     As discussed above, the consolidated financial statements of Sbarro, Inc. and subsidiaries as of December 30, 2001, and for the two years in the period ended December 30, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by SFAS No.
     142. We performed the following audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000. We agreed the net income (loss) as previously reported and the adjustments to reported net income (loss) representing amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized, as a result of initially applying SFAS No. 142, to the Company's underlying records obtained from management, and (ii) tested the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss). In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.



     /s/ BDO Seidman, LLP


     New York, New York
     March 14, 2003,
     except for Note 9, as to
     which the date is March 28, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------




     To Sbarro, Inc.:


     We have audited the accompanying consolidated balance sheets of Sbarro, Inc. (a New York corporation) and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sbarro, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States.


                                                      /s/ Arthur Andersen LLP

     New York, New York
     March 21, 2002

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing on Form 10-K for the fiscal year ended December 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                       DECEMBER 29, 2002         DECEMBER 30, 2001
                                                                       -----------------         -----------------
                                                                                     (IN THOUSANDS)
Current assets:
   Cash and cash equivalents                                                 $55,150                    $36,952
   Restricted cash for untendered shares                                          21                         45
   Receivables, net of allowance for doubtful accounts of $491 in 2002 and $175 in 2001
     Franchise                                                                 2,059                      2,162
     Other                                                                     1,244                      2,797
                                                                         -----------               ------------
                                                                               3,303                      4,959

   Inventories                                                                 3,285                      3,537
   Prepaid expenses                                                            2,362                      1,242
   Current portion of loans receivable from officers                           3,232                          -
                                                                         -----------               ------------
       Total current assets                                                   67,353                     46,735

   Property and equipment, net                                               115,081                    132,303

Intangible assets:
   Trademarks, net                                                           195,916                    195,916
   Goodwill, net                                                               9,204                      9,204
   Deferred financing costs and other, net                                     6,632                      7,707

   Loans receivable from officers, less current portion                        2,800                      6,032

   Other assets                                                                7,787                      6,865
                                                                         -----------               ------------
                                                                            $404,773                   $404,762
                                                                         ===========               ============

                 See notes to consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                       DECEMBER 29, 2002         DECEMBER 30, 2001
                                                                            (IN THOUSANDS EXCEPT SHARE DATA)

Current liabilities:
    Amounts due for untendered shares                                        $      21                  $      45
    Accounts payable                                                            10,279                      9,107
    Accrued expenses                                                            21,623                     24,648
    Accrued interest payable                                                     8,181                      8,181
    Current portion of mortgage payable                                            154                        140
                                                                             ---------                  ---------
         Total current liabilities                                              40,258                     42,121
                                                                             ---------                  ---------

Deferred rent                                                                    8,474                      8,479
                                                                             ---------                  ---------

Long-term debt, net of original issue discount                                 267,941                    267,718
                                                                             ---------                  ---------

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $1 par value; authorized 1,000,000 shares;
      none issued                                                                    -                          -
    Common stock, $.01 par value; authorized 40,000,000 shares;
      issued and outstanding 7,064,328 shares at December 29,
      2002 and December 30, 2001                                                    71                         71
    Additional paid-in capital                                                      10                         10
    Retained earnings                                                           88,019                     86,363
                                                                             ---------                  ---------
                                                                                88,100                     86,444
                                                                             ---------                  ---------

                                                                              $404,773                   $404,762
                                                                             =========                  =========


                See notes to consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            FOR THE FISCAL YEARS ENDED
                                                              --------------------------------------------------------
                                                                DEC. 29, 2002      DEC. 30, 2001      DEC. 31, 2000
                                                                -------------      -------------      -------------
                                                                                  (IN THOUSANDS)
Revenues:
    Restaurant sales                                                  $345,206           $372,673           $382,365
    Franchise related income                                            10,070             10,286             11,231
    Real estate and other                                                5,104              5,756              5,812
                                                                     ----------          ---------           --------
       Total revenues                                                  360,380            388,715            399,408
                                                                     ----------          ---------           --------

Costs and expenses:
    Restaurant operating expenses:
       Cost of food and paper products                                  67,593             74,614             74,405
       Payroll and other employee benefits                              96,288            103,828            101,553
       Other operating costs                                           114,892            116,581            114,122
     Depreciation and amortization                                      20,683             30,375             29,039
     General and administrative                                         23,960             29,472             30,882
     Asset impairment, restaurant closings and other charges             9,196             18,224                  -
                                                                     ----------          ---------           --------
         Total costs and expenses                                      332,612            373,094            350,001
                                                                     ----------          ---------           --------
Operating income before minority interest                               27,768             15,621             49,407
Minority interest                                                          (52)                (1)               (46)
                                                                     ----------          ---------           --------
    Operating income                                                    27,716             15,620             49,361
                                                                     ----------          ---------           --------

Other (expense) income:
     Interest expense                                                  (30,959)           (30,950)           (30,243)
     Interest income                                                       528                756                949
     Equity in net income of
         unconsolidated affiliates                                         668                310                303
     Insurance recovery, net                                             7,162                  -                  -
                                                                     ----------          ---------           --------
       Net other expense                                               (22,601)           (29,884)           (28,991)
                                                                     ----------          ---------           --------

Income (loss) before income taxes (credit)                               5,115            (14,264)            20,370
Income taxes (credit)                                                      334                325             (5,075)
                                                                     ----------          ---------           --------
Net income (loss)                                                       $4,781           $(14,589)           $25,445
                                                                     ==========          =========           ========


                 See notes to consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                       NUMBER OF                           ADDITIONAL
                                       SHARES OF                           PAID-IN          RETAINED
                                      COMMON STOCK        AMOUNT           CAPITAL          EARNINGS          TOTAL
                                      ------------        ------           -------          --------          -----
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)

Balance at
   January 3, 2000                      7,064,328              $71              $10         $110,199        $110,280

Net income                                      -                -                -           25,445          25,445

Distributions to shareholders                   -                -                -          (22,128)        (22,128)
                                        ---------         --------         --------          --------        --------

Balance at
   December 31, 2000                    7,064,328                7l              10          113,516         113,597

Net loss                                        -                -                -          (14,589)        (14,589)

Distributions to shareholders                   -                -                -          (12,564)        (12,564)
                                        ---------         --------         --------          --------        --------

Balance at
   December 30, 2001                    7,064,328               71               10           86,363          86,444

Net income                                      -                -                -            4,781           4,781
                                                -                -                -

Distribution to
   shareholders                                 -                -                -           (3,125)         (3,125)
                                        ---------         --------         --------          --------        --------

Balance at
   December 29, 2002                    7,064,328              $71              $10          $88,019         $88,100
                                        =========              ===              ===          =======         =======


                See notes to consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE FISCAL YEARS ENDED
                                                            ----------------------------------------------------------
                                                               DECEMBER 29,       DECEMBER 30,        DECEMBER 31,
                                                                   2002               2001                2000
                                                                   ----               ----                ----
                                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)                                                     $4,781            $(14,589)           $25,445
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
     Depreciation and amortization                                    22,137              31,830             30,489
     Increase in deferred rent, net                                      212                 969                180
     Asset impairment, restaurant closing and
       other charges                                                   7,922              17,352                  -
     Minority interest                                                    52                   1                 46
     Equity in net income of unconsolidated
       affiliates                                                       (668)               (310)              (303)
     Dividends received from unconsolidated
       affiliates                                                        311                 244                156
Changes in operating assets and liabilities:
     Decrease (increase) in receivables                                1,658                (553)              (132)
     Decrease (increase) in inventories                                  252                 (36)               186
     (Increase) decrease in prepaid expenses                          (1,121)               (424)               698
     (Increase) decrease in other assets                                (429)             (1,135)               304
     (Increase) decrease in accounts payable
       and accrued expenses                                           (2,654)              1,463             (3,080)
     Decrease in income taxes payable                                      -                   -               (732)
                                                                      ------              ------             -------
Net cash provided by operating  activities
  before change in deferred taxes due to
  conversion to Subchapter S status and
  increase in accrued interest payable                                32,453              34,812             53,257
Change in deferred taxes due to conversion to
  Subchapter S status                                                      -                   -             (5,629)
Increase in accrued interest payable                                       -                   -                701
                                                                      ------              ------             ------
Net cash provided by operating activities                             32,453              34,812             48,329
                                                                      ======              ------             ------


                                   (continued)

                          SBARRO, INC. AND SUBSIDIARIES

                                                                           FOR THE FISCAL YEARS ENDED
                                                               DECEMBER 29,       DECEMBER 30,        DECEMBER 31,
                                                                   2002               2001                2000
                                                                   ----               ----                ----
                                                                                 (IN THOUSANDS)
INVESTING ACTIVITIES:

Purchases of property and equipment                                  (10,988)            (22,528)           (31,193)
Proceeds from disposition of property and equipment                        -                  75                 35
                                                                     --------            -------             ------
   Net cash used in investing activities                             (10,988)            (22,453)           (31,158)
                                                                     --------            -------             ------

FINANCING ACTIVITIES:

Mortgage principal repayments                                           (142)               (130)               (81)
Proceeds from mortgage                                                     -                   -             16,000
Cost of mortgage                                                           -                   -               (397)
Purchase of minority interest                                              -              (1,000)
Loans to shareholders                                                      -              (6,732)            (2,000)
Repayment of shareholder loans                                             -               2,700                  -
Tax distributions                                                     (3,125)             (7,564)            (3,800)
Dividends                                                                  -              (5,000)           (18,328)
                                                                     --------            -------             ------
   Net cash used in financing activities                              (3,267)            (17,726)            (8,606)
                                                                     --------            -------             ------

Increase (decrease) in cash and cash equivalents                      18,198              (5,367)             8,565
Cash and cash equivalents at
   beginning of year                                                  36,952              42,319             33,754
                                                                     --------            -------             ------
Cash and cash equivalents at end of year                             $55,150             $36,952            $42,319
                                                                     =======             =======            =======


                 See notes to consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF FINANCIAL STATEMENT PRESENTATION:

         The consolidated financial statements include the accounts of Sbarro, Inc., its wholly owned subsidiaries and the accounts of its majority-owned joint ventures (together, "we," "our," "us," or "Sbarro"). All significant intercompany accounts and transactions have been eliminated. Minority interest includes the interests held by our partners in certain of our majority-owned joint ventures. The minority interests at the end of fiscal 2002 and 2001 were not material.

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

         PROPERTY AND EQUIPMENT:

         Property and equipment are stated at cost with depreciation provided using the straight-line method over the following estimated useful lives: leasehold improvements - the lesser of the useful lives of the assets or lease terms, including option periods, and furniture, fixtures and equipment - three to ten years.

         INTANGIBLE ASSETS:

         Intangible assets consist of our trademarks, goodwill and deferred financing costs. Trademarks and tradenames values as well as goodwill were determined based on a fair value allocation of the purchase price from the going private transaction (see Note 2).

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Deferred financing costs were incurred as a result of the going private transaction (see Note 2) and the mortgage on the corporate headquarters building (see Note 8) and are being amortized as additional interest expense over the respective remaining lives of the related debt instruments which range from 1 1/2 years to 7 years.

         TRADEMARKS AND GOODWILL:

         Effective July 1, 2001, we adopted certain provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and effective January 1, 2002, we adopted the full provisions of SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill. SFAS No 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. As a result of adopting SFAS No. 142 we ceased the amortization of trademarks and goodwill beginning January 1, 2002. Prior to the adoption of SFAS No. 142 we amortized our trademarks and goodwill on a straight-line basis over 40 years.

         SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. The first step of this test, used to identify impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. The second step (if necessary) measures the amount of the impairment. Using the guidance in SFAS No. 142, we have determined that Sbarro as a whole is the reporting unit for purposes of evaluating goodwill for impairment. Our annual impairment test indicated that the fair value of the reporting unit exceeded the reporting unit's carrying amount. Accordingly, the second step of the goodwill impairment test was not necessary. We performed a separate impairment test on the trademarks based on the discounted cash flows method. The fair value of the trademarks exceeded the carrying value.
         We have noted no subsequent indicators that would require testing trademarks and goodwill for impairment.

         There were no changes in the carrying amount of the trademarks or goodwill for the years ended December 29, 2002 and December 30, 2001. Supplemental comparative disclosure as if the change had been retroactively applied, is as follows (in thousands).

                          SBARRO, INC. AND SUBSIDIARIES

                                                       Dec. 29, 2002       Dec. 30. 2001    Dec. 31, 2000
                                                       -------------       -------------    -------------
                                                                            (in thousands)

         Reported net income (loss)                    $4,781              $(14,589)        $25,445
         Add back:  Amortization of
         goodwill and intangible assets
         with indefinite lives                              -                 5,433           4,988
                                                       ------              ---------        -------

         Adjusted net income (loss)                    $4,781               $(9,156)        $30,433
                                                       ======               ========        =======

         ASSET RETIREMENT OBLIGATIONS:

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. SFAS No. 143 became effective with respect to us with the beginning of fiscal 2002 and has not had a material effect on our financial position or operating results.

         LONG-LIVED ASSETS:

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 became effective with respect to us with the beginning of fiscal 2002 and has not had a material impact on our financial position or operating results. Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value.

         ACCOUNTING FOR VENDOR REBATES:

         In November 2002 the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration

                          SBARRO, INC. AND SUBSIDIARIES

         Received from a Vendor", addressing the accounting of cash consideration received by a customer from a vendor including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor's products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor's product or service. If one of those conditions is met, the cash consideration should be characterized as revenues or a reduction of such costs as applicable in the income statement of the customer. The consensus reached also concludes that rebates or refunds based on the customer achieving a specified level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund provided from amounts are probable and reasonably estimable. This standard is effective for arrangements entered into after December 31, 2002.

         Our current accounting policy, which conforms to the provisions of EITF No. 02-16, is to account for vendor rebates related to the usage of the products for which rebates are received in Company-owned Sbarro locations as a reduction of the cost of food and paper products as shown in our income statements. The rebates are recognized as earned based on our usage of the related products. We also receive consideration from manufacturers for the usage of the same raw materials by our franchisees. Such rebate amounts are included in the caption "Real estate and other" in our statements of income.

         EQUITY INVESTMENTS:

         We account for our investments in 50% or less owned joint ventures under the equity method of accounting. The equity in the net income
         (loss) of these unconsolidated affiliates and the related assets are included in other assets in the accompanying consolidated statements of income.

         COMPREHENSIVE INCOME:

         We observe the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on our net income or shareholders' equity. Comprehensive income includes charges and credits to equity that are not the result of transactions with the shareholders. For all years presented, our operations did not give rise to items includible in comprehensive income which were not already included in net income. Therefore, our comprehensive income is the same as our net income for all periods presented.

                          SBARRO, INC. AND SUBSIDIARIES

         FRANCHISE RELATED INCOME:

         Initial franchise fees are recorded as income as restaurants are opened by the franchisee and we have performed substantially all required services. Development fees are recognized over the number of restaurant openings covered under each development agreement, with any remaining balance recognized at the end of the term of the agreement. Royalty and other fees from franchisees are accrued as earned.

         We monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Included in general and administrative expenses are provisions for uncollectible franchise receivables of $0.3 million, $.006 million and a net recovery of $.006 million in 2002, 2001 and 2000, respectively.

         DEFERRED RENT:

         The majority of our lease agreements provide for scheduled rent increases during the lease term. Provision has been made for the excess of operating lease rental expense over cash rentals paid, computed on a straight-line basis over the lease terms.

         INCOME TAXES:

         In March 2000, we elected to be taxed, beginning January 3, 2000, under the provisions of Subchapter S of the Internal Revenue Code of 1986, and, where applicable and permitted, under similar state and local income tax provisions. We no longer pay federal or, with certain limited exceptions, state and local income taxes for periods for which we are treated as an S corporation. Rather, our shareholders include their pro-rata share of our taxable income on their individual income tax returns and thus are required to pay taxes on their respective share of our taxable income, whether or not it is distributed to them. We file a consolidated federal income tax return for informational purposes.

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

                          SBARRO, INC. AND SUBSIDIARIES

         ACCOUNTING PERIOD:

         Our fiscal year ends on the Sunday nearest to December 31. All reported fiscal years contained 52 weeks.

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these items. The estimated fair value of the senior notes at December 29, 2002 was approximately $235.9 million. The carrying amount of the mortgage loan approximates fair value because the interest rate this instrument bears is reasonably equivalent to the current rates offered for debt of similar nature and maturity.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

         The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which is effective for fiscal years beginning after June 15, 2000. Presently, we do not use derivative instruments and therefore SFAS No. 133, which became effective in fiscal 2001, is not currently applicable.

         SEGMENT REPORTING:

         We have no material reportable segments under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," other than our primary quick service restaurant business.

         DEFINED CONTRIBUTION PLAN:

         We have a 401(k) Plan ("Plan") for all qualified employees. The Plan provides for a 25% matching employer contribution of up to 4% of the employees' deferred savings (maximum contribution of 1% of an employee's deferred savings). The employer contributions vest over five years. The employee's deferred savings cannot exceed 15% of an individual participant's compensation in any calendar year. Our contribution to the Plan was $36,000, $137,000 and $163,000 in fiscal 2002, 2001 and 2000, respectively. The contribution was lower in fiscal 2002 as our matching contribution was suspended for the first half of the year.

         NEW ACCOUNTING PRONOUNCEMENTS:

         In April 2002 the FASB issued SFAS No. 145. "Rescission of FASB Statements No. 4, 44 and 64. Amendment of FASB Statement No. 13 and Technical Corrections." This statement eliminates the prior requirement that gains and losses on debt extinguishment

                          SBARRO, INC. AND SUBSIDIARIES
         must be classified as extraordinary items in the income statement and contains other nonsubstantive corrections to authoritative accounting literature in SFAS No. 4, 44 and 64. The changes in SFAS No. 145 related to debt extinguishment will be effective for us beginning with our 2003 fiscal year and the other changes were effective for us beginning with transactions after May 15, 2002. Adoption of this standard has not had and we do not expect it to have a material effect on our financial position and results of operations.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance principally EITF Issue No. 94-3 "Liability for Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment for an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs (including our future accounting for restaurant closing costs) as well as the amount recognized. We have adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 29, 2002. We do not anticipate that the adoption of SFAS No. 146 will have a material effect on our financial position or results of operations.

         In November 2002, the FASB issued FIN No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees including Indirect Guarantees of Indebtedness of Others which addresses the accounting for and disclosure by guarantors regarding obligations relating to the issuance of certain guarantees. FIN No. 45 requires that at the inception of a guarantee for all guarantees issued or modified after December 31, 1992, a liability for the fair value of the obligation undertaken be recorded. No revision of or restatement of accounting for guarantees issued or modified prior to December 31, 2002 is allowed. The disclosure requirements of FIN No. 45 are effective with our 2002 financial statements. As described in Note 10 we have provided certain guarantees that would require recognition upon issuance or modification under the provisions of FIN No. 45. While the nature of our business will likely result in the issuance of certain guarantees in the future, we do not anticipate that FIN No. 45 will have a material impact on our financial position or results of operations.

                          SBARRO, INC. AND SUBSIDIARIES

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                FOR THE FISCAL YEARS ENDED
                                 -----------------------------------------------
                                 DECEMBER 29,       DECEMBER 30,   DECEMBER 31,
                                    2002               2001             2000
                                    ----               ----             ----
                                                  (IN THOUSANDS)
          Cash paid for:
          Income taxes             $   796           $ 1,107           $ 3,949
                                   =======           =======           =======

          Interest                 $29,498           $29,491           $28,104
                                   =======           =======           =======

         RECLASSIFICATIONS:

         Certain  items  in  the  financial   statements   presented  have  been
         reclassified to conform to the fiscal 2002 presentation.

2.       GOING PRIVATE TRANSACTION:

         On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of the Sbarro's common stock) became the holders of 100% of our issued and outstanding common stock as a result of a "going private" merger. (Note 9)

         During the second quarter of fiscal 2001, the funds remaining for untendered shares that had been held by a third party paying agent were returned to us. We will hold such funds until the related shares are tendered or escheated to the appropriate jurisdiction. At December 29, 2002, there was $21,000 being held by us for such untendered shares that is shown as restricted cash and amounts due for untendered shares in the consolidated balance sheet.

         In accordance with EITF Issue No. 88-16, "Basis in Leveraged Buyout Transactions," the acquisition of all the outstanding shares of common stock not owned by the Sbarro family and all outstanding stock options was accounted for under the purchase method of accounting. As a result, the remaining shares of common stock owned by the Sbarro family are presented in shareholders' equity at their original basis in the accompanying consolidated balance sheet. During fiscal 2000, we finalized an allocation of the purchase price from the going private transaction based on an evaluation of Sbarro at September 29, 1999. As a result, property and equipment and intangible assets were increased by $7.0 million and $216.0 million, respectively, and annual depreciation and amortization expense was lower than originally estimated due to the allocation to assets with different remaining useful lives. This resulted in a $2.4 million reduction in depreciation and amortization in the fourth quarter of fiscal 2000 (see Notes 4 and 13). In accordance with SFAS No. 142, we have not amortized any of the intangible assets with indefinite lives after fiscal 2001.

                          SBARRO, INC. AND SUBSIDIARIES

3.       DESCRIPTION OF BUSINESS:

         We and our franchisees develop and operate family oriented cafeteria-style Italian restaurants principally under the "Sbarro" and "Sbarro The Italian Eatery" names. The restaurants are located throughout the world, principally in shopping malls and other high traffic locations.

         Since 1995, we have developed and established other restaurant concepts in seeking to provide growth opportunities that leverage our restaurant management and financial expertise.

         The following sets forth the number of Sbarro restaurants in operation as of:

                                 DECEMBER 29,    DECEMBER 30,    DECEMBER 31,
                                     2002            2001            2000
                                     ----            ----            ----

              Sbarro-owned (a)        558             602             636
              Franchised              353             325             303
                                      ---             ---             ---
                                      911             927             939
                                      ===             ===             ===

         (a) Excludes 32, 37 and 33 other concept units as of the end of the respective fiscal years.

4.       EFFECT OF EVENTS OF SEPTEMBER 11, 2001:

         As a result of the events of September 11, 2001, a Sbarro-owned location, as well as a franchise location, that had operated in the
         World  Trade  Center  in New York  City were  destroyed.  Although  the
         Sbarro-owned location generated substantial sales revenues and operating income, the effect on our consolidated results for fiscal 2001 was not material to our consolidated results as a whole. The franchise location did not generate significant royalty revenues. In addition, a number of airports were temporarily closed due to the events of September 11 causing airport Sbarro-owned and franchise units to close for periods of time. Due to the continuing effect of the events of September 11th, compounded by the effect of the economic slowdown in the United States, those airport locations and a number of downtown locations continued to experience a period of reduced sales throughout fiscal 2002.

                  In September 2002, we reached an agreement to settle, for $9.65 million, our claim with our insurance company for the reimbursement of the depreciated cost of the assets destroyed at the Sbarro-owned location, as well as for lost income under our business interruption insurance coverage. The proceeds of the settlement, less the $1.5 million advance received in May 2002, was received in September 2002. Approximately $7.2 million, net of related expenses, of the settlement relates to reimbursement of lost income under our business interruption insurance coverage and is included in our results of operations for fiscal 2002.

                          SBARRO, INC. AND SUBSIDIARIES

5.       PROPERTY AND EQUIPMENT, NET:

                                                  DECEMBER 29,     DECEMBER 30,
                                                    2002 (A)        2001 (B)

                                                      (IN THOUSANDS)
            Land and improvements                  $ 3,781           $ 3,781
            Leasehold improvements                 155,359           158,934
            Furniture, fixtures and equipment       71,757            72,186
            Construction-in-progress                     -               684
                                                   -------           -------
                                                   230,897           235,585
            Less accumulated depreciation and      115,816           103,282
                                                   -------           -------
               amortization (c)
                                                  $115,081          $132,303
                                                  ========          ========

          (a) During 2002, we recorded a charge of $0.5 million reing to impairment losses on property and equipment, of which $0.2 million was for other concept locations. In addition, we recorded a provision for restaurant closings of approximately $8.7 million in connection with the closing of 57 Sbarro locations ($4.0 million) and 7 other concept locations ($4.7 million) during fiscal 2002.
          (b) During 2001, we recorded a charge of $5.1 million, of which $3.3 million was for our other concepts, relating to impairment losses on property and equipment. In addition, we recorded a provision for restaurant closings of approximately $10.8 million in connection with the closing of 43 Sbarro locations ($4.3 million) and 3 other concept locations ($6.5 million) during fiscal 2001.
          (c) Depreciation and amortization of property and equipment was $20.7 million, $24.9 million and $24.0 million in fiscal 2002, 2001 and 2000, respectively.

6.       ACQUIRED INTANGIBLE ASSETS:

                                                  DECEMBER 29,      DECEMBER 30,
                                                      2002            2001
                                                      ----            ----
                                                     (IN THOUSANDS)
            Trademarks                             $207,590         $207,590
            Goodwill                                  9,712            9,712
            Deferred financing costs                 10,129           10,129
                                                     ------           ------
                                                    227,431          227,431
            Less accumulated amortization            15,679           14,604
                                                   --------         --------
                                                   $211,752         $212,827
                                                   ========         ========

                          SBARRO, INC. AND SUBSIDIARIES

         Amortization expense of the acquired intangible assets for each of the 2002, 2001 and 2000 fiscal years was as follows:

                                              FOR THE FISCAL YEARS ENDED
                                              --------------------------

                                DECEMBER 29,      DECEMBER 30,    DECEMBER 31,
                                    2002              2001            2000
                                    ----              ----            ----
                                                (IN THOUSANDS)

Trademarks (a)                       $    -           $5,189          $4,723
Goodwill (a)                              -              244             265
Deferred financing costs (b)          1,074            1,074           1,071
                                     ------           ------          ------
                                     $1,074           $6,507          $6,059
                                     ======           ======          ======

(a) Under SFAS No. 142, as of December 31, 2001, trademarks and goodwill are no longer amortized.

(b) Amortization of deferred financing costs for the next five years will be as follows:

        FISCAL YEARS ENDING:
        --------------------
        December 28, 2003                               $1,074
        January 2, 2005                                  1,038
        January 1, 2006                                    962
        December 31, 2006                                  962
        December 30, 2007                                  962
        Later years                                      1,634
                                                        ------
                                                        $6,632

7.       ACCRUED EXPENSES:
                                                 DECEMBER 29,       DECEMBER 30,
                                                     2002               2001
                                                     ----               ----
                                                          (IN THOUSANDS)

           Compensation                              $5,502            $6,068
           Payroll and sales taxes                    3,047             3,968
           Rent and related cost                      1,896             1,834
           Provision for restaurant closings          1,452             1,467
               (Notes 5 and 12)
           Other                                      9,726            11,311
                                                    -------           -------
                                                    $21,623           $24,648
                                                    =======           =======

                          SBARRO, INC. AND SUBSIDIARIES

8.       INCOME TAXES:

         In March 2000, we elected to be taxed, beginning January 3, 2000, under the provisions of Subchapter S of the Internal Revenue Code of 1986, and, where applicable and permitted, under similar state and local income tax provisions. We no longer pay federal or, with certain limited exceptions, state and local income taxes for periods for which we are treated as an S corporation.

         Rather, our shareholders include their pro-rata share of our taxable income on their individual income tax returns and thus are required to pay taxes on their respective share of our taxable income, whether or not it is distributed to them.

         In connection with the going private transaction and the related financing, we have entered into a tax payment agreement with our shareholders. The tax payment agreement permits us to make periodic tax distributions to our shareholders in amounts that are intended to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and that income was taxed at the highest applicable federal and New York State marginal income tax rates. We may only make the tax distributions with respect to periods in which we are treated as an S corporation for income tax purposes. We made distributions to our shareholders, in accordance with the tax payment agreement of $3.1 million in fiscal 2002 related to our fiscal 2001 earnings, $7.6 million in fiscal 2001 related to our fiscal 2000 earnings, and $1.1 million in January 2003 related to our fiscal 2002 earnings. Our shareholders are expected to have taxable income that is significantly higher than our book income in fiscal 2002 and despite our book loss in fiscal 2001 resulting from differences in the book and tax treatments of the provision for asset impairment, the non-deductability of goodwill in 2001 for tax purposes and significant differences in book and tax depreciation. However, we estimate that no additional distributions will be made in 2003 related to 2002 earnings.

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

         The provision for income taxes is composed of the following (payable by us to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income):

                          SBARRO, INC. AND SUBSIDIARIES

                                          FOR THE FISCAL YEARS ENDED
                                DECEMBER 29,       DECEMBER 30,     DECEMBER 31,
                                    2002               2001             2000
                                    ----               ----             ----
                                                 (IN THOUSANDS)
            Federal:
                Current              $ -               $ -              $  -
                Deferred               -                 -            (4,589)
                                    ----              ----            -------
                                       -                 -            (4,589)
                                    ----              ----            -------
            State and local:
                Current              334               325               554
                Deferred              -                  -            (1,040)
                                    ----              ----            -------
                                     334               325              (486)
                                    ----              ----            -------
                                    $334              $325           $(5,075)
                                    ====              ====           ========

9.       LONG-TERM DEBT:

         INDENTURE:

         The merger (Note 2) was partially funded by the placement of $255.0 million of 11.0% senior notes due September 15, 2009.

         Interest on the senior notes is payable semi-annually on March 15 and September 15 of each year and commenced on March 15, 2000. Our payment obligations under the senior notes are jointly, severally, unconditionally and irrevocably guaranteed by all of Sbarro's current Restricted Subsidiaries (as defined in the indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries. The senior notes and the subsidiary guarantees are senior unsecured obligations of Sbarro and the guaranteeing subsidiaries, respectively, ranking pari passu in right of payment to all of our and their respective present and future senior debt, including amounts outstanding under the bank credit agreement discussed below. The indenture permits redemption of the senior notes at our option at varying redemption prices and requires us to offer to purchase senior notes in the event of a Change of Control and in connection with certain Asset Sales (each as defined). The indenture contains various covenants, including, but not limited to, restrictions on the payment of dividends, stock repurchases, certain investments and other restricted payments, the incurrence of indebtedness and liens on our assets, affiliate transactions, asset sales and mergers by us and the guaranteeing subsidiaries. We were in compliance with the various covenants contained in the indenture as of December 29, 2002.

         The discount at which the senior notes were issued, an aggregate of approximately $3.8 million, is being accreted to the senior notes on a straight-line basis over the original ten year life of the senior notes. Accretion of the discount was $0.3 million in each of fiscal 2002, 2001 and 2000.

         CREDIT AGREEMENT:

         On September 23, 1999, we entered into a bank credit agreement (the "credit agreement") which provides us with an unsecured senior revolving credit facility that enables us to borrow, on a revolving basis from time to time during its five-year term, up to $30.0 million, including a $10.0 million sublimit for standby letters of credit. No amounts were outstanding under the credit facility as of December 29, 2002.

         At our option, the interest rates applicable to loans under the credit agreement will be at either (i) the bank's prime rate (4.25% at March 14, 2003) plus a margin ranging from zero to 0.75% (the margin at February 21, 2003 was 0.75%) or (ii) reserve adjusted LIBOR (3.59% at February 21, 2003) plus a margin ranging from 1.5% to 2.5% (the margin at March 17, 2003 was 2.25%). In each case, the margin depends upon the ratio of our senior debt (as defined) to our earnings before interest, taxes and depreciation and amortization ("EBITDA"). We have agreed to pay certain fees in connection with the credit agreement, including an unused commitment fee at a rate per year that will vary from 0.25% of the undrawn amount of the facility to 0.45% of the undrawn amount of the facility per year, depending upon the ratio of our senior debt to EBITDA. The unused commitment fee at March 14, 2003 was 0.45% per year.

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

         The credit agreement contains various covenants on our part and on the part of the guaranteeing subsidiaries, including, but not limited to, restrictions on the payment of dividends and making stock repurchases, certain investments and other restricted payments, the incurrence of indebtedness, guarantees, other contingent obligations, liens on assets, affiliate transactions, asset sales and mergers, consolidations and acquisitions of stock or assets by us and our guaranteeing subsidiaries. The credit agreement also contains provisions which, under certain circumstances, prohibit redemptions or repurchases of the senior notes, including repurchases that might otherwise be required pursuant to the terms of the indenture, and imposes certain conditions on our amending or supplementing the indenture. We have received a waiver of compliance for fiscal 2002 for certain ratios required to be maintained under our credit agreement at year end and an amendment to certain annual ratios for fiscal 2003. As amended, the credit agreement requires that we maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (in each case with the guaranteeing subsidiaries) of at least 1.4 to 1.0 beginning December 30, 2002 and
         1.5 to 1.0 beginning December 28, 2003. We are also required to maintain a maximum ratio of consolidated senior debt to consolidated EBITDA (in each case with the

                          SBARRO, INC. AND SUBSIDIARIES
         guaranteeing subsidiaries) of 6.5 to 1.0 beginning December 30, 2002 and 6.0 to 1.0 beginning December 28, 2003.

         MORTGAGE:

         In March 2000, one of our Restricted Subsidiaries obtained a $16.0 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The outstanding principal balance as of December 29, 2002 was $15.7 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual and quarterly debt service of at least 1.2 to 1.0. The subsidiary was in compliance with the various covenants contained in the mortgage agreement as of December 29, 2002.

         MATURITIES OF LONG-TERM DEBT:

         Scheduled maturities of long-term debt are as follows (in thousands):

         FISCAL YEARS ENDING:
         December 28, 2003                                   $  154
         January 2, 2005                                        168
         January 1, 2006                                        182
         December 31, 2006                                      197
         December 30, 2007                                      215
         Later years                                        269,731
                                                            -------
                                                            270,647
         Less:
         Current maturities                                    (154)
         Unaccreted original issue discount                  (2,552)
                                                            --------
                                                            $267,941
                                                            ========

10.      COMMITMENTS AND CONTINGENCIES:

         LEASES:

         All of our restaurants are in leased facilities. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts.

                          SBARRO, INC. AND SUBSIDIARIES

         Rental expense under operating leases, including common area charges, other expenses and additional amounts based on sales, were as follows:

                                            FOR THE FISCAL YEARS ENDED
                                            --------------------------

                                  DECEMBER 29,     DECEMBER 30,     DECEMBER 31,
                                          2002             2001             2000
                                  ------------     ------------     ------------
                                                  (IN THOUSANDS)

         Minimum rentals              $51,975         $52,856          $50,070
         Common area charges           15,246          15,827           14,819
         Contingent rentals             3,760           4,511            4,827
                                        -----           -----            -----
                                      $70,981         $73,194          $69,716
                                      =======         =======          =======

         Future minimum rental and other payments required under non-cancelable operating leases for our Sbarro restaurants and our other concept locations that were open on December 29, 2002 and the existing leased administrative and support function office (Note 11) are as follows (in thousands):

               FISCAL YEARS ENDING:
               --------------------
               December 28, 2003                             $ 71,243
               January 2, 2005                                 69,229
               January 1, 2006                                 66,532
               December 31, 2006                               62,576
               December 30, 2007                               58,264
               Later years                                    160,303
                                                              -------
                                                             $488,147
                                                             ========

         We are the principal lessee under certain operating leases for four other concept locations that have been sold and sublet to unaffiliated third parties. Future minimum rental payments required under these non
         - cancelable operating leases as of December 29, 2002 are as follows (in thousands):

                FISCAL YEARS ENDING:
                --------------------
                December 28, 2003                              $  292
                January 2, 2005                                   221
                January 1, 2006                                   233
                December 31, 2006                                 238
                December 30, 2007                                 238
                Later years                                     2,036
                                                               ------
                                                               $3,258
                                                               ======

                          SBARRO, INC. AND SUBSIDIARIES

         We are the principal lessee under operating leases for certain franchised restaurants which are subleased to franchisees. Franchisees pay rent and related expenses directly to the landlord. Future minimum rental payments required under these non-cancelable operating leases for franchised restaurants that were open as of December 29, 2002 are as follows (in thousands):

                 FISCAL YEARS ENDING:
                 --------------------
                 December 28, 2003                              $1,871
                 January 2, 2005                                 1,699
                 January 1, 2006                                 1,415
                 December 31, 2006                               1,350
                 December 30, 2007                               1,038
                 Later years                                     1,912
                                                                ------
                                                                $9,285
                                                                ======

         We are the principal lessee under an operating lease for a franchised restaurant that was sold and franchised to a related party (see note
         11) that is subleased to the franchisee. The franchisee pays rent and related expenses directly to the landlord. Future minimum rental payments required under this non-cancelable operating lease are as follows (in thousands):

                FISCAL YEARS ENDING:
                --------------------
                December 28, 2003                                $ 80
                January 2, 2005                                    84
                January 1, 2006                                    85
                December 31, 2006                                  85
                December 30, 2007                                  85
                Later years                                       191
                                                                  ---
                                                                 $610
                                                                 ====

         As of March 14, 2003, future minimum rental payments required under a non-cancelable operating lease for restaurants that had not as yet opened as of December 29, 2002 are as follows (in thousands):

                FISCAL YEARS ENDING:
                --------------------
                December 28, 2003                              $  397
                January 2, 2005                                   450
                January 1, 2006                                   450
                December 31, 2006                                 458
                December 30, 2007                                 460
                Later years                                     2,357
                                                                -----
                                                               $4,572
                                                               ======

         As of March 14, 2003, future minimum rental payments required under a non-cancelable operating lease for a restaurant that has been franchised to a related party (see note 11) and which had not as yet opened as of December 29, 2002 in which we are the principal lessee are as follows (in thousands):

                FISCAL YEARS ENDING:
                --------------------
                December 28, 2003                              $   53
                January 2, 2005                                   159
                January 1, 2006                                   159
                December 31, 2006                                 160
                December 30, 2007                                 160
                Later years                                     1,951
                                                               ------
                                                               $2,642
                                                               ======

         CONSTRUCTION AND COMPUTER SYSTEM:

         We are a party to contracts aggregating $1.4 million with respect to the construction of restaurants. Payments of approximately $0.5 million have been made on those contracts as of December 29, 2002. In addition, we have committed to spend an additional $0.5 million relating to an upgrade of our computer systems for a total project cost of $2.4 million.

         PURCHASE COMMITMENT:

         We have a contractual arrangement with a national independent wholesale distributor that commenced in February 2003 and that requires us, for the next five years, subject to early termination for certain specified causes to purchase 95% of most all our food ingredients and related restaurant supplies from them. The agreement does not, however, require us to purchase any specific fixed quantities. Among the factors that will effect the dollar amount of purchases we make under the contract are:

         o    Number of Sbarro locations open during the term of the contract
         o    Level of sales made at Sbarro locations
         o    Market price of mozzarella cheese and other commodity items
         o    Price of diesel fuel o Mix of products sold by Sbarro locations

         LETTERS OF CREDIT:

         There are $2.7 million of letters of credit outstanding for our benefit, as well as for the benefit of our 100% owned other concepts, that have been issued instead of cash security deposits under operating leases. Of the outstanding standby letters of credit, approximately $0.1 million are for locations that have been subleased to the buyers of two of our other concept

                          SBARRO, INC. AND SUBSIDIARIES
         locations (one of which was sold in 2003) and approximately $0.2 million is for an other concept location that was closed in 2002 that, upon finalization of remaining lease issues, will be cancelled.

         GUARANTEE ARRANGEMENTS PERTAINING TO THE OTHER CONCEPTS:

         We are a party to various financial guarantees to a bank for two of our other concepts. We are jointly liable, along with our partner, for a loan owed by one of our other concepts. Our liabilities under the line of credit, mortgage loans and $0.1 million of letters of credit is limited to our minority ownership percentage. The balance of the letters of credit of $0.6 million is jointly and severally guaranteed by each of the partners in the other concept. To varying degrees, these guarantees involve elements of performance and credit risk. The possibility of our having to honor our contingencies is largely dependent upon future operations of the other concepts. We would record a liability if events occurred that make payment under the guarantees probable.

         The details of our guarantees as of December 29, 2002 and their terms are as follows:

         TYPE OF GUARANTEE         AMOUNT (1)          TERM
         -----------------         ----------          ----

         Loan                      $1.9 million        November 1, 2007
         Mortgage loan              0.3 million        June 30, 2008
         Letters of credit          1.0 million        Varying through May 2021
         Line of credit             5.2 million        December 31, 2008

         (1) Amount represents our current maximum exposure under existing borrowings and letters of credit. Our exposure under the line of credit could increase to $7.7 million if the full amount of the line of credit was utilized.

         LITIGATION:

         On December 20, 1999, fourteen current and former general managers of Sbarro restaurants in California amended a complaint against us filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorneys' fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the motion was denied by the court.

         On September 6, 2000, eight other current and former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Orange County alleging that the plaintiffs were improperly classified as exempt employees under

                          SBARRO, INC. AND SUBSIDIARIES

         California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorneys' fees, each in unspecified amounts. Plaintiffs are represented by the same counsel who is representing the plaintiffs in the case discussed in the preceding paragraph. We have separately settled with two of the managers for unmaterial amounts.

         On March 22, 2002, five former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Los Angeles County. The complaint alleges that the plaintiffs were required to perform labor services without proper premium overtime compensation from at least May of 1999. The plaintiffs are seeking actual damages, punitive damages and attorneys' fees and costs, each in unspecified amounts. In addition, plaintiffs have requested class action status for all managerial employees who worked overtime and/or were not otherwise paid regular wages due and owing from May 1999 to present.

         We believe that we have substantial defenses in each of the actions and are vigorously defending these actions.

         In addition to the above complaints, from time to time, we are a party to certain claims and legal proceedings in the ordinary course of business. In our opinion, the results of the complaints and other claims and legal proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

11.      TRANSACTIONS WITH RELATED PARTIES:

         We are the sole tenant of an administrative office building in Commack, New York which is leased from a partnership owned by certain of our shareholders. For each of the 2002, 2001 and 2000 fiscal years, the annual rent paid pursuant to the sublease was $0.3 million. The annual rent payable pursuant to the sublease is $0.3 million each year for the remainder of the lease term which expires in 2011. In addition, we are obligated to pay real estate taxes, utilities, insurance and certain other expenses for the facility. We have been advised by a real estate broker that our rent is comparable to the rent that would be charged by an unaffiliated third party.

         In April 2000, we loaned our Mario Sbarro, our Chairman, President and Chief Executive Officer, $2.0 million, pursuant to a note due on April 4, 2002 bearing interest at 6.46%, payable annually. The loan was prepaid, with interest to the date of repayment, in November 19, 2001.

         On January 2 and 3, 2001, we loaned three executive officers and directors, Mario, Anthony and Joseph Sbarro, $200,000, $300,000 and $200,000, respectively. The loans were repaid

                          SBARRO, INC. AND SUBSIDIARIES
         on January 15, 2001 with interest at our bank's prime rate in effect during the time that the loans were outstanding.

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

         A member of our Board of Directors acts as a consultant to us for which he received $0.3 million in each of the 2002, 2001, and 2000 fiscal years, respectively.

         A member of our Board of Directors assisted one of our other concepts in the preparation of its initial Uniform Franchise Offering Circular in fiscal 2002 for which the fee was $20,000.

         We and our other concepts have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro for which we and our other concepts paid, in the aggregate, $422,000, $487,000 and $547,000 in fiscal 2002, 2001 and 2000, respectively.

         Companies owned by a son of Anthony Sbarro are parties to franchise agreements with us containing terms similar to those in agreements entered into by us with unrelated franchises. Royalties under these agreements in fiscal 2002 were $91,551. A company owned by the daughter of Joseph Sbarro are indebted to us for royalties for 2001 and 200 in the approximate amount of $90,000. No royalties were recorded relating to this franchise in fiscal 2002.

         As of July 14, 2002, we sold the assets of a Sbarro-owned location that we intended to close to a corporation whose shareholder is the brother-in-law of our Chairman of the Board and President for $88,900. The sales price resulted in a loss of approximately $64,000 that is included in the provision for restaurant closings in the statement of operations. At the same time, that corporation entered into a franchise agreement containing terms similar to those in agreements entered into by us with unrelated franchisees. We received promissory notes for each of the purchase price and initial franchise fee that are payable over seven years and bear interest on the unpaid principal balances at 7% interest per annum. In addition, we subleased the lease for this location to that franchisee. Payments under the sublease are being made directly to the landlord by the franchisee. Interest income received relating to the promissory notes was $2,850 in fiscal 2002. Royalties paid under this arrangement in fiscal 2002 were

                          SBARRO, INC. AND SUBSIDIARIES

         $6,723. Future minimum rental payments under the lease for this location over the term of the lease, which expires in 2010, are approximately $0.6 million.

         On March 3, 2003, a company in which Gennaro J. Sbarro, who is a Corporate Vice President and President of our Casual and Fine Dining Division, has a 50% interest, entered into a franchise agreement with us for a new location. The terms of the franchise agreement are similar to those in agreements entered into by us with unrelated franchisees. The lease for the location was entered into in September 2002 by one of our subsidiaries. Subsequent to that date, we determined that the economics of the location would be better suited for a franchise operator. Payments under the sublease will be made directly to the landlord by the franchisee. Future minimum rental payments under the lease for this location over the term of the lease, which expires in 2018, are approximately $2.6 million. The location is expected to open in the second quarter of fiscal 2003.

12.      PROVISION FOR ASSET IMPAIRMENT, RESTAURANT CLOSINGS AND OTHER CHARGES:

         During 2002, we recorded an $9.2 million provision for impairment of property and equipment (based on the remaining net book value of property and equipment) and for lease termination costs associated with restaurant closings (see Note 5).

         During 2001, we recorded a provision for impairment of property and equipment (based on the remaining net book value of property and equipment) and for lease termination costs associated with restaurant closings and for other charges of $18.2 million (see Note 5).

13.      DIVIDENDS:

         During 2002, we made a distribution to our shareholders for taxes totaling $3.1 million.

         During 2001, we made distributions to our shareholders totaling $12.6 million, including $7.6 million for taxes.

         In January, 2003, we made a tax distribution of $1.1 million.

         Distributions for taxes were made pursuant to the tax payment agreement described in Note 8.

14.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                         FIRST         SECOND             THIRD         FOURTH
                                        QUARTER        QUARTER           QUARTER      QUARTER
                                                                (IN THOUSANDS)

         FISCAL YEAR 2002
         ----------------
         Revenues                      $105,206        $79,332            $81,886        $93,956
         Gross profit (a)                80,761         60,833             62,996         73,023
         Net income (loss)(b)            (2,421)        (3,337)             8,646          1,893

                          SBARRO, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FISCAL YEAR 2001
         ----------------
         Revenues                      $112,746        $84,467            $88,774       $102,728
         Gross profit (a)                85,778         64,437             67,558         80,286
         Net loss (b)                    (4,109)        (4,598)            (2,151)        (3,731)

          (a) Gross profit represents the difference between restaurant sales and the cost of food and paper products.

          (b) See Note 12 for information regarding the provision for asset impairment of property and equipment, restaurant closings and other charges in 2002 and 2001. See Note 4 for information regarding an insurance recovery in the third quarter of fiscal 2002.

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

         The following condensed consolidating financial information presents:

          (1) Condensed consolidating balance sheets as of December 29, 2002 and December 30, 2001 and related statements of income and cash flows for the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

          (2) Elimination entries necessary to consolidate Sbarro, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

         The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the parent on the cost method.

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 29, 2002

                                     ASSETS

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Current assets:
   Cash and cash equivalents                  $47,636          $6,539           $975                          $55,150
   Restricted cash for untendered
      shares                                       21               -              -                               21
   Receivables less allowance for
      doubtful accounts of $491:
      Franchise                                 2,059                              -                            2,059
      Other                                        69           1,088             87                            1,244
                                             --------        --------         -------                        --------
                                                2,128           1,088             87                            3,303

   Inventories                                  1,417           1,725            143                            3,285
   Prepaid expenses                             2,677            (342)            27                            2,362
   Current portion of loans receivable
      from officers                             3,232               -              -                            3,232
                                             --------        --------         -------                        --------
     Total current assets                      57,111           9,010          1,232                           67,353

Intercompany receivables                        5,197         313,877              -        $(319,074)              -

Investment in subsidiaries                     65,469               -              -          (65,469)              -

Property and equipment, net                    42,762          65,726          6,593                -         115,081

Intercompany receivables - long term            3,308               -              -           (3,308)              -

Intangible assets:
   Trademarks, net                            195,916               -              -                -         195,916
   Goodwill, net                                9,324               -              -             (120)          9,204
   Deferred financing costs, net                6,361             271              -                -           6,632

   Loans receivable from officers,
      less current portion                      2,800               -              -                -           2,800

   Other assets                                 8,742           1,705           (303)          (2,357)          7,787
                                             --------        --------         -------          -------       --------
                                             $396,990        $390,589         $7,522        $(390,328)       $404,773
                                             ========        ========         ======        ==========       ========

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 29, 2002

                       LIABILITIES AND SHAREHOLDERS EQUITY



                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Current liabilities:
   Amounts due for untendered shares              $21                                                             $21
   Accounts payable                             9,503            $212           $564                           10,279
   Accrued expenses                            17,887           1,560          2,176                           21,623
   Accrued interest payable                     8,181               -              -                            8,181
   Current portion of
      mortgage payable                              -             154              -                              154
                                             ---------      ---------         -------                         -------
     Total current liabilities                 35,592           1,926          2,740                           40,258
                                             ---------      ---------         -------                         -------

Intercompany payables                         313,877             293          5,197        $(319,074)              -
                                             ---------      ---------         -------        --------         -------

Deferred rent

                                                7,793               -            681                -           8,474
                                             ---------      ---------         -------        --------         -------

Long-term debt, net of original issue
   discount                                   252,449          15,492              -                  -       267,941
                                             ---------      ---------         -------        --------         -------

Intercompany payables - long term                    -          3,308              -           (3,308)              -
                                             ---------      ---------         -------        --------         -------

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; None
     issued                                         -               -              -                -               -
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               -              -                -              71
   Additional paid-in capital                      10          65,469          2,477          (67,946)             10
   Retained earnings (deficit)               (212,802)        304,394         (3,573)               -          88,019
                                             ---------      ---------         -------        --------         -------

                                             (212,721)        369,863         (1,096)         (67,946)         88,100
                                             --------       ---------        --------         --------        -------

                                             $396,990        $390,589         $7,522        $(390,328)       $404,773
                                             ========        ========         ======        ==========       ========


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 30, 2001

                                     ASSETS

                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Current assets:
   Cash and cash equivalents                  $29,673         $5,437           $1,842                         $36,952
   Restricted cash for untendered                  45              -                -                              45
     shares
   Receivables less allowance for
     doubtful accounts of $175:
     Franchise                                  2,162              -                -                           2,162
     Other                                      2,069            613              115                           2,797
                                              -------          -----             ----                         -------
                                                4,231            613              115                           4,959

   Inventories                                  1,413          1,771              353                           3,537
   Prepaid expenses                             1,916           (530)            (144)                          1,242
                                                -----          ------          -------                        -------
     Total current assets                      37,278          7,291            2,166                          46,735

Intercompany receivables                       12,078        281,438                -       $(293,516)              -

Investment in subsidiaries                     65,469              -                -         (65,469)              -

Property and equipment, net                    46,554         73,659           12,090               -         132,303

Intercompany receivables - long term            3,900              -                -          (3,900)              -

Intangible assets:
   Trademarks, net                            195,916              -                -               -         195,916
   Goodwill, net                                9,204              -                -               -           9,204
   Deferred financing costs, net                7,398            309                -               -           7,707

   Loans receivable from officers               6,032              -                -               -           6,032

   Other assets                                 8,066          1,852             (576)         (2,477)          6,865
                                           ----------         ------           -------       ---------     ----------
                                             $391,895       $364,549          $13,680       $(365,362)       $404,762
                                             ========       ========          =======       ==========       ========


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 30, 2001

                       LIABILITIES AND SHAREHOLDERS EQUITY

                                                           GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                             ------      ------------    ------------    ------------        -----

Current liabilities:
   Amounts due for untendered shares         $     45                                                     $       45
   Accounts payable                             8,014         $   164     $      929                           9,107
   Accrued expenses                            19,392           1,824          3,432                          24,648
   Accrued interest payable                     8,181               -              -                           8,181
   Current portion of mortgage payable              -             140              -                             140
                                            ----------       --------       ---------                       --------
     Total current liabilities                 35,632           2,128          4,361                          42,121
                                            ----------       --------       ---------                       --------

Intercompany payables                         281,438               -         12,078      ($293,516)               -
                                            ----------       --------       ---------     ----------        --------

Deferred rent                                   7,512               -            967               -           8,479
                                            ----------       --------       ---------     ----------        --------

Long-term debt, net of
   original issue discount                    252,070          15,648              -               -         267,718
                                            ----------       --------       ---------     ----------        --------

Intercompany payables - long term                    -          3,900              -         (3,900)                -
                                            ----------       --------       ---------     ----------        --------

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; none
     issued                                         -               -              -               -               -
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               -              -               -              71
   Additional paid-in capital                      10          65,469          2,477        (67,946)              10
   Retained earnings (deficit)               (184,838)        277,404         (6,203)              -         ,86,363
                                            ----------       --------       ---------     ----------        --------

                                             (184,757)        342,873         (3,726)       (67,946)          86,444
                                            ----------       --------       ---------     ----------        --------

                                             $391,895        $364,549        $13,680      ($365,362)        $404,762
                                            =========       =========       ========      ==========        ========


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATING STATEMENT OF INCOME
                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----
Revenues:

   Restaurant sales                          $144,394        $177,728        $23,084                         $345,206
   Franchise related income                    10,070               -              -                           10,070
   Real estate and other                        1,605           3,499              -                            5,104
   Intercompany charges                             -          15,275              -         $(15,275)              -
                                             ---------       --------         ------     -------------         ------
       Total revenues                         156,069         196,502         23,084          (15,275)        360,380
                                             ---------       --------         ------     -------------         ------

Costs and expenses:
   Restaurant operating expenses:
     Cost of food and paper products           26,596          34,592          6,405                -          67,593
     Payroll and other employee
       benefits                                37,996          50,005          8,287                -          96,288
     Other operating costs                     48,242          59,207          7,443                -         114,892
     Depreciation and amortization              9,133          10,290          1,260                -          20,683
     General and administrative                11,203          12,286            471                -          23,960
     Provision for asset impairment,
       restaurant closings and other
       charges (1)                             12,850               -         (3,654)               -           9,196
     Intercompany charges                      15,275               -              -          (15,275)              -
                                             ---------       --------         ------     -------------         ------
       Total costs and expenses               161,295         166,380         20,212          (15,275)        332,612
                                             ---------       --------         ------     -------------         ------


Operating (loss) income before
   minority interest                           (5,226)         30,122          2,872                -          27,768
Minority interest                                   -               -            (52)               -             (52)
                                             ---------       --------         ------     -------------         ------
Operating income (loss)                        (5,226)         30,122          2,820                -          27,716
                                             ---------       --------         ------     -------------         ------

Other (expense) income:
   Interest expense                           (29,600)         (1,359)             -                -         (30,959)
   Interest income                                528               -              -                -             528
   Equity in net income of
     unconsolidated affiliates                    668               -              -                -             668
   Insurance recovery, net                      7,162               -              -                -           7,162
                                             ---------       --------         ------     -------------         ------
   Net other expense                          (21,242)         (1,359)             -                -         (22,601)
                                             ---------       --------         ------     -------------         ------

(Loss) income before income taxes
   (credit)                                   (26,468)         28,763          2,820                -           5,115
Income taxes (credit)                          (1,629)          1,773            190                -             334
                                             ---------       --------         ------     -------------         ------

Net (loss)  income                           $(24,839)        $26,990         $2,630     $          -          $4,781
                                             =========        =======         ======     =============         ======


(1) Income included in Nonguarantor Subsidiaries for the provision for asset impairment, restaurant closings and other charges represents uncollectibility of amounts due to the Parent of $8.2 million, which is eliminated in consolidation.

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CONSOLIDATING STATEMENT OF LOSS
                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Revenues:

   Restaurant sales                          $155,310        $189,731        $27,632                         $372,673
   Franchise related income                    10,286               -              -                           10,286
   Real estate and other                        3,078           3,548              -       $     (870)          5,756
   Intercompany charges                             -          13,020              -          (13,020)               -
                                            ----------        -------        -------       ----------         --------
       Total revenues                         168,674         206,299         27,632          (13,890)        388,710
                                            ----------        -------        -------       ----------         --------

Costs and expenses:
   Restaurant operating expenses:
     Cost of food and paper products           27,900          39,173          7,541                -          74,614
     Payroll and other employee benefits       41,287          53,185          9,356                -         103,828
     Other operating costs                     46,619          60,197          9,765                -         116,581
     Depreciation and amortization             16,025          12,844          1,506                -          30,375
     General and administrative                14,161          15,618            563             (870)         29,472
     Provision for asset impairment,
       restaurant closings and other
       charges (1)                             21,310                         (3,086)               -          18,224
     Intercompany charges                      13,020                -             -          (13,020)                -
                                            ----------        -------        -------       ----------         --------
       Total costs and expenses               180,322         181,017         25,645          (13,890)        373,094
                                            ----------        -------        -------       ----------         --------

   Operating (loss) income before
     minority interest                        (11,648)         25,282          1,987                -          15,621
   Minority interest                                -               -             (1)               -              (1)
                                            ----------        -------        -------       ----------         --------
   Operating (loss) income                    (11,648)         25,282          1,986                -          15,620
                                            ----------        -------        -------       ----------         --------

   Other (expense) income:
     Interest expense                         (29,581)         (1,369)        (1,903)           1,903         (30,950)
     Interest income                            2,659               -                -         (1,903)            756
     Equity in net income of
       unconsolidated affiliates                  310               -              -                 -            310
                                            ----------        -------        -------       ----------         --------

   Net other expense                          (26,612)         (1,369)        (1,903)                -        (29,884)
                                            ----------        -------        -------       ----------         --------

   (Loss) income before income taxes
     (credit)                                 (38,260)         23,913             83                -         (14,264)
   Income taxes (credit)                         (288)            586             27                -             325)
                                            ----------        -------        -------       ----------         --------

   Net (loss) income                         $(37,972)        $23,327            $56        $       -      $  (14,589)
                                           ===========        =======            ===       ==========      ===========

(1) Income included in Nonguarantor Subsidiaries for the provision for asset impairment, restaurant closings and other charges represents uncollectibility of amounts due to the Parent of $13.7 million, which is eliminated in consolidation.

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATING STATEMENT OF INCOME
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----
Revenues:

   Restaurant sales                          $163,903       $194,797          $23,665                        $382,365
   Franchise related income                    11,231              -                -                          11,231
   Real estate and other                        3,161          3,490                -           ($839)          5,812
   Intercompany charges                             -         16,991                -         (16,991)              -
                                            ----------       -------         ---------     ----------         --------
       Total revenues                         178,295        215,278           23,665         (17,830)        399,408
                                            ----------       -------         ---------     ----------         --------

Costs and expenses:
   Restaurant operating expenses:
     Cost of food and paper products           28,760         39,186            6,459               -          74,405
     Payroll and other employee
       benefits                                39,571         53,671            8,311               -         101,553
     Other operating costs                     46,929         60,667            6,526               -         114,122
     Depreciation and amortization             14,894         13,112            1,033               -          29,039
     General and administrative                18,173         12,497            1,051            (839)         30,882
     Intercompany charges                      16,991               -               -         (16,991)              -
                                            ----------       -------         ---------     ----------         --------
       Total costs and expenses               165,318        179,133           23,380         (17,830)        350,001
                                            ----------       -------         ---------     ----------         --------

Operating income before minority
   interest                                    12,977         36,145              285               -          49,407
Minority interest                                   -              -              (46)              -             (46)
                                            ----------       -------         ---------     ----------         --------
Operating income                               12,977         36,145              239               -          49,361
                                            ----------       -------         ---------     ----------         --------

Other (expense) income:
   Interest expense                           (29,244)          (999)          (1,612)          1,612         (30,243)
   Interest income                              2,561              -                -          (1,612)            949
   Equity in net income of
     unconsolidated affiliates                    303              -                -               -             303
                                            ----------       -------         ---------     ----------         --------

Net other expense                             (26,380)          (999)          (1,612)              -         (28,991)
                                            ----------       -------         ---------     ----------         --------

Income (loss) before income taxes
   (credit)                                   (13,403)        35,146           (1,373)              -          20,370
Income taxes (credit)                          (5,790)           743              (28)              -          (5,075)
                                            ----------       -------         ---------     ----------         --------

Net income (loss)                             $(7,613)       $34,403          $(1,345)      $       -         $25,445
                                            ==========       ========         ========     ==========         =======


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002


                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
Operating activities:                       PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
---------------------                       ------       ------------     ------------    ------------       -----

Net (loss) income                            $(24,839)       $26,990           $2,630                          $4,781
Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization             12,551          8,325            1,261                          22,137
     Increase in deferred income taxes
     Decrease in deferred rent, net               421           (135)             (74)                            212
     Provision for asset impairment,
       restaurant closings and other
       charges                                  3,453              -            4,469                           7,922
     Minority  interest                             -              -               52                              52
     Equity in income of
       unconsolidated affiliates                 (668)             -                -                            (668)
     Dividends received from
       unconsolidated affiliates                  311              -                -                             311
     Changes in operating assets and
       liabilities:
     Decrease (increase) in receivables         2,105           (475)              28                           1,658
     (Increase) decrease  in
       inventories                                 (4)            46              210                             252
     (Increase) decrease in prepaid
       expenses                                  (763)          (187)            (171)                         (1,121)
     (Increase) decrease in other
       assets                                    (438)           282             (273)                           (429)
     (Decrease) increase in accounts
       payable and accrued expenses            (2,475)         1,827           (1,886)          $(120)         (2,654)
                                              --------        -------        ---------        --------       ---------

Net cash (used in) provided by
   operating activities                       (10,346)        36,673            6,246            (120)         32,453
                                              --------        -------        ---------        --------       ---------

Investing activities:
---------------------
Purchases of property and equipment            (8,357)        (2,398)            (233)                        (10,988)
                                              --------        -------        ---------        --------       ---------

Net cash used in investing activities          (8,357)        (2,398)            (233)              -         (10,988)
                                              --------        -------        ---------        --------       ---------

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002


                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Financing activities:
---------------------
Mortgage principal repayments                       -           (142)               -               -            (142)
Tax distribution                               (3,125)             -                -               -          (3,125)
Intercompany balances                          39,791        (33,031)          (6,880)            120               -
                                             --------       ---------        ---------       --------      ----------
Net cash provided by (used in)
    financing activities                       36,666        (33,173)          (6,880)            120          (3,267)
                                             --------       ---------        ---------       --------          -------

(Decrease) increase in cash and cash
    equivalents                                17,963          1,102             (867)              -          18,198
Cash and cash equivalents at beginning
    of year                                    29,673          5,437            1,842               -          36,952
                                             --------        -------          -------      ----------         -------
Cash and cash equivalents at end of
    period                                    $47,636         $6,539             $975       $       -         $55,150
                                              =======        =======             ====       =========         =======


Supplemental disclosure of cash flow information:
Cash paid during the period for income
    taxes                                        $533           $262               $1             $ -            $796
                                                 ====           ====               ==             ===            ====
Cash paid during the period for
    interest                                  $28,171         $1,327              $ -             $ -         $29,498
                                              =======         ======              ===             ===         =======


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----
Operating activities:
---------------------

Net (loss) income                          $  (37,972)       $23,327          $    56           $   -      $  (14,589)
Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities
     Depreciation and amortization             12,491         17,827            1,511               -          31,830
     Increase in deferred rent, net               720           (258)             507               -             969
     Provision for asset impairment,
       restaurant closings and other
       charges                                 20,914              -           (3,562)              -          17,352
     Minority interest                              -              -                1               -               1
     Equity in income of
       unconsolidated affiliates                 (310)             -                -               -            (310)
     Dividends received from
       unconsolidated affiliates                  244              -                -               -             244
     Changes in operating assets and
       liabilities:
       Increase in receivables                   (298)          (243)             (12)              -            (553)
       Decrease (increase) in
         inventories                               16             (7)             (45)              -             (36)
       (Increase) decrease in
         prepaid expenses                      (1,200)           666              112               -            (424)
       (Increase) decrease in
         other assets                             339         (1,518)              43               -          (1,135)
       (Decrease) increase in accounts
         payable and accrued expenses          (2,438)         3,438              463               -           1,463
                                               -------        -------          -------        --------        --------
Net cash (used in) provided by
   operating activities                        (7,494)        43,232             (926)              -          34,812
                                               -------        -------          -------        --------        --------


Investing activities:
Purchases of property and equipment            (9,651)        (7,947)          (4,930)              -         (22,528)
Proceeds from disposition of
Property and equipment                             75               -                -               -             75
                                               -------        -------          -------        --------        --------
Net cash used in investing activities          (9,576)        (7,947)          (4,930)               -        (22,453)
                                               -------        -------          -------        --------        --------


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001


                                                          GUARANTOR      NONGUARANTOR                     CONSOLIDATED
                                            PARENT       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                            ------       ------------    ------------     ------------       -----

Financing activities:
---------------------
Mortgage principal repayments                       -           (130)              -                -            (130)
Purchase of minority interest                  (1,000)             -               -                -          (1,000)
Loans to shareholders                          (6,732)             -               -                -          (6,732)
Repayment of shareholder loans                  2,700              -               -                -           2,700
Tax distributions                              (7,564)             -               -                -          (7,564)
Dividends                                      (5,000)             -               -                -          (5,000)
Intercompany balances                          27,377        (33,951)          6,574               -              -
                                              -------         -------      ---------       ----------         --------
Net cash provided by (used in)
   financing activities                         9,781        (34,081)          6,574                -         (17,726)
                                              -------         -------      ---------       ----------         --------


(Decrease) increase in cash and cash
   equivalents                                 (7,289)         1,204             718                -          (5,367)
Cash and cash equivalents at beginning
   of period                                   36,963          4,232           1,124               -           42,319
                                              -------         -------      ---------       ----------         --------

Cash and cash equivalents at end of
   period                                     $29,674         $5,436       $   1,842       $       -          $36,952
                                              =======         ======       =========        =========         =======


Supplemental disclosure of cash flow information:

Cash paid during the period for income
   taxes                                       $  562           $628       $       7        $       -          $1,107
                                              =======         ======       =========        =========         =======

Cash paid during the period for
   interest                                   $28,159         $1,332       $      -         $       -         $29,491
                                              =======         ======       =========        =========         =======


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
Operating activities:                       PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
---------------------                       ------       ------------     ------------    ------------       -----

Net (loss) income                             ($7,613)       $34,403          $(1,345)          $   -         $25,445
Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization             17,324         12,131            1,034               -          30,489
     Increase in deferred rent, net               180              -                -               -             180
     Minority interest                              -              -               46               -              46
     Equity in income of
       unconsolidated affiliates                 (303)             -                -               -            (303)
     Dividends received from
       unconsolidated affiliates                  156              -                -               -             156
     Changes in operating assets and
       liabilities:
     Decrease (increase) in receivables           248           (354)             (26)              -            (132)
     Decrease (increase) in inventories           134            201             (149)              -             186
     Decrease (increase)in prepaid
       expenses                                 1,177           (513)              34               -             698
     (Increase) decrease in other
       assets                                  (9,441)           242            2,443           7,060             304
     (Decrease) increase in accounts
       payable and accrued expenses            (3,912)          (438)           1,270               -          (3,080)
     (Decrease) increase in income
       taxes payable                             (985)           180               73               -            (732)
                                               -------       --------         --------         -------        --------
Net cash (used in) provided by
   operating activities before change
   in accrued interest payable and
   effect of conversion to Subchapter
   S status                                    (3,035)        45,852            3,380           7,060          53,257

Change in deferred taxes due to
   Subchapter S conversion                     (5,629)             -                -               -          (5,629)
Increase in accrued interest payable              701              -                -               -             701
                                               -------       --------         --------         -------        --------
Net cash (used in) provided by
   operating activities                        (7,963)        45,852            3,380           7,060          48,329
                                               -------       --------         --------         -------        --------

Investing activities:
Purchases of property and equipment            (7,628)       (12,740)         (10,825)              -         (31,193)
Proceeds from disposition of property
   and equipment                                   35               -                -               -             35
                                               -------       --------         --------         -------        --------
Net cash used in investing activities          (7,593)       (12,740)         (10,825)               -        (31,158)
                                               -------       --------         --------         -------        --------


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Financing activities:
---------------------
Proceeds from mortgage                              -         16,000                -               -          16,000
Mortgage principal repayments                       -            (81)               -               -             (81)
Cost of mortgage                                    -           (397)               -               -            (397)
Loan to officer                                (2,000)             -                -               -          (2,000)
Tax distributions                              (3,800)             -                -               -          (3,800)
Dividends                                     (18,328)             -                -               -         (18,328)
Intercompany balances                          48,793        (48,793)           7,060          (7,060)              -
                                             ---------        ------           -------     ----------        --------
Net cash (used in) provided by
   financing activities                        24,665        (33,271)           7,060          (7,060)         (8,606)
                                             ---------        ------           -------     ----------        --------

Increase (decrease) in cash and cash
   equivalents                                  9,109           (159)            (385)              -           8,565
Cash and cash equivalents at beginning
   of year                                     27,853          4,391            1,510               -          33,754
                                             ---------        ------           -------     ----------        --------
Cash and cash equivalents at end of
   year                                       $36,962         $4,232           $1,125      $        -         $42,319
                                              =======         ======           =======     ==========         =======

Supplemental disclosure of cash flow information:
Cash paid during the period for income
   taxes                                       $3,240           $676              $33      $        -          $3,949
                                               ======           ====              ===      ==========          ======
Cash paid during the period for
   interest                                   $27,152           $999           $    -      $        -         $28,151
                                              =======           ====           ======      ==========         =======


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------  -------------------------------------------------------------------

         On May 22, 2002, our board of directors, upon recommendation of the audit committee, decided to end the engagement of Arthur Andersen LLP as our independent public accountants, and authorized the engagement of BDO Seidman, LLP to serve as our independent certified public accountants for the fiscal year ending December 29, 2002. None of Arthur Andersen's reports on our consolidated financial statements for the fiscal years ended December 30, 2001 and December 31, 2000 contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles.

         During our fiscal years ended December 30, 2001 and December 31, 2000, there were no disagreements between us and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304 (a) (1) (v) of Securities and Exchange Commission Regulation S-K.

         During the fiscal years ended December 30, 2001 and December 31, 2000, and prior to its appointment as our independent certified public accountants, we did not consult with BDO Seidman, LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304 (a) (2) (i) and
         (ii) of Regulation S-K.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     Our directors and executive officers and their ages at March 15, 2003 are:

        NAME                   AGE                 POSITION
        ----                   ---                 --------
        Mario Sbarro            61    Chairman of the Board, President, Chief
                                      Executive Officer and Director
        Anthony Sbarro          56    Vice Chairman of the Board, Treasurer and
                                          Director
        Joseph Sbarro           62    Senior Executive Vice President, Secretary
                                        and Director
        Carmela Sbarro          81    Vice President and Director
        Anthony J. Missano      44    President - Quick Service Division and Corporate Vice
                                        President
        Gennaro A. Sbarro       36    President - Franchising and Licensing
                                        Division and Corporate Vice President
        Gennaro J. Sbarro       40    President - Casual and Fine  Dining  Division  and  Corporate
                                        Vice President
        Carmela N. Merendino    38    Vice President - Administration
        John Bernabeo           46    Vice President - Architecture and Engineering
        Steven B. Graham        49    Vice President and Controller
        Ashraf Kilada           39    Vice President - Risk Management and Benefits
        Harold L. Kestenbaum    53    Director
        Richard A. Mandell      60    Director
        Terry Vince             74    Director
        Bernard Zimmerman       70    Director

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

     CARMELA SBARRO has been a Vice President for more than the past five years. Mrs. Sbarro was a founder of Sbarro, together with her late husband, Gennaro Sbarro. Mrs. Sbarro devotes a substantial portion of her time to recipe and product development. Our board of directors elected Mrs. Sbarro as a director in January 1998. Mrs. Sbarro previously served as a director from

March 1985 until December 1988, following which she was elected director emeritus until her reelection to our board of directors.

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

     JOHN BERNABEO has been Vice President - Architecture and Engineering for more than the past five years.

     ASHRAF KILADA was elected Vice President - Risk Management and Benefits in January 2002. Mr. Kilada served as our director of Risk Management and Benefits for more than the past five years.

     STEVEN B. GRAHAM was elected Vice President in January 2000. Mr. Graham has served as our Controller for more than the past five years. Mr. Graham has been a certified public accountant in New York for over 20 years.

     HAROLD L. KESTENBAUM has been a practicing attorney in New York for more than the past five years. He became a director of Sbarro in March 1985. Mr. Kestenbaum is also a director of Rezconnect Technologies, Inc. and UFSI, Inc.

     RICHARD A. MANDELL, a private investor and financial consultant, was a Managing Director of BlueStone Capital Partners, L.P., an investment banking firm, from February until April 1998 and Vice President - Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, from January 1996 until February 1998. From 1982 until June 1995, Mr. Mandell served as a Managing Director of Prudential Securities Incorporated, an investment banking firm. He became a director of Sbarro in March 1986. Mr. Mandell is also a director of Encore Capital Group, Inc. and Woodworkers Warehouse, Inc.

     TERRY VINCE has been Chairman of the Board and President of Sovereign Hotels, Inc. a company that owns and manages hotels, and Chairman of the Board of Fame Corp., a food service management company, for more than the past five years. Mr. Vince became a director of Sbarro in December 1988.

     BERNARD ZIMMERMAN has been President of Bernard Zimmerman & Co., Inc. a financial and management consulting firm, for more than the past five years. Mr. Zimmerman has been a certified public accountant in New York for more than the past thirty-five years. He became a director of Sbarro in March 1985.

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

     During fiscal 2002, our officers, directors and shareholders were not required to file reports under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation of our chief executive officer and other five most highly compensated persons who were serving as executive officers at the end of our 2002 fiscal year for services in all capacities to us and our subsidiaries during our 2002, 2001 and 2000 fiscal years:

                                                                        ANNUAL
                                                                     COMPENSATION
NAME AND                                                             ------------
PRINCIPAL POSITION                                  YEAR        SALARY        BONUS
------------------                                  ----        ------        -----

Mario Sbarro...................................     2002      $700,000         --
Chairman of the Board, President and                2001       700,000         --
      Chief Executive Officer                       2000       700,000      $300,000

Anthony Sbarro.................................     2002       325,000         --
Vice Chairman of the Board and Treasurer            2001       300,000         --
                                                    2000       300,000       200,000

Joseph Sbarro..................................     2002       325,000         --
Senior Executive Vice President and                 2001       300,000         --
     Secretary                                      2000       300,000       200,000

Anthony J. Missano.............................     2002       220,000         --
Corporate Vice President and President - Quick      2001       220,000         --
     Service Division                               2000       200,000       150,000

Gennaro A. Sbarro..............................     2002       220,000         --
Corporate Vice President and President -            2001       220,000         --
     Franchise and Licensing Division               2000       200,000       150,000

Gennaro J. Sbarro..............................     2002       220,000         --
Corporate Vice President and President -            2001       220,000         --
     Casual and Fine Dining Division                2000       200,000       150,000


There was no other annual compensation, long-term compensation or other compensation awarded to, earned by or paid to any of the foregoing persons during any of the reported periods.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR.

     We did not grant any options to purchase our securities or any stock appreciation rights during fiscal 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END VALUES

     No  options  were  exercised   during  fiscal  2002  and  no  options  were
outstanding at the end of fiscal 2002.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Our board of directors does not presently have a Compensation Committee. Decisions regarding the compensation of executive officers are being made by the Executive Committee of the Board of Directors. Accordingly, Mario Sbarro, Anthony Sbarro and Joseph Sbarro, executive officers, directors and employees, may participate in deliberations of our board concerning executive officer compensation.

     Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of $315,200 for services rendered during our 2002 fiscal year.

     See Item 13, "Certain Relationships and Related Transactions" in this report, for information concerning related party transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
                MANAGEMENT
                ----------

     The following table sets forth certain information regarding the ownership of shares of our common stock as of March 15, 2003 with respect to (1) holders known to us to beneficially own more than five percent of our outstanding common stock, (2) each of our directors, (3) our Chief Executive Officer and our five next most highly compensated executive officers and (4) all of our directors and executive officers as a group. We understand that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

                                                       SHARES BENEFICIALLY OWNED
BENEFICIAL OWNER                                       NUMBER           PERCENT
----------------                                       ------           -------
Mario Sbarro (1)...................................    1,075,230 (2)     15.2%
Anthony Sbarro (1).................................    1,233,800         17.5%
Joseph Sbarro (1)..................................    1,306,522 (3)     18.5%
Trust of Carmela Sbarro (1)........................    2,497,884 (4)     35.4%
Harold L. Kestenbaum...............................           --          --
Richard A. Mandell.................................           --          --
Terry Vince........................................           --          --
Bernard Zimmerman..................................           --          --
Anthony J. Missano.................................      475,446(5)       6.7%
Gennaro A. Sbarro..................................      449,500          6.3%
Gennaro J. Sbarro..................................       25,946          0.4%
All directors and executive officers as a group
    (16 persons)...................................    7,064,328        100.0%

----------------------
(1) The business address of each beneficial owner of more than five percent of our common stock is 401 Broadhollow Road, Melville, New York 11747.

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

(4) The trust was created by Carmela Sbarro for her benefit and for the benefit of her descendants, including Mario, Joseph and Anthony Sbarro. The trustees of the trust are Franklin Montgomery, whose business address is 1270 Avenue of the Americas, New York, New York 10020, and Mario, Anthony and Joseph Sbarro. Each trustee may be deemed to be the beneficial owner of all these shares with shared voting and dispositive power.

(5) Includes 25,946 shares owned by Mr. Missano's wife. Mr. Missano disclaims beneficial ownership of these shares.

         We do not have any equity compensation plans, contracts or arrangements for employees or non-employees.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

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

     We, our subsidiaries and the other concents in which we have an interest have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro for which they paid, in the aggregate, $422,057 during fiscal 2002. We believe that these services were provided on terms comparable to those that would have been available from unrelated third parties.

     During fiscal 2002, we paid cash dividends to our shareholders totaling $3.1 million in the form of distributions made pursuant to the tax payment agreement described below. On January 21, 2003, we paid a cash dividend to our shareholders of $1.1 million as a distribution made pursuant to the tax payment agreement.

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

     Companies owned by a son of Anthony Sbarro are parties to franchise agreements with us containing terms similar to those in agreements entered into by us with unrelated franchisees. Royalties under these agreements in fiscal 2002 were $91,551. A company owned by the daughter of Joseph Sbarro are indebted to us for royalties for 2001 and 2000 in the approximate amount of $90,000. No royalties were recorded relating to this franchisee in fiscal 2002.

     As of July 14, 2002, we sold the assets of a Sbarro-owned location that we intended to close to a corporation whose shareholder is the brother-in-law of our Chairman of the Board and President for $88,900. The sales price resulted in a loss of approximately $64,000 that is included in the provision for restaurant closings in the statement of operations. At the same time, that corporation entered into a franchise agreement containing terms similar to those in agreements entered into by us with unrelated franchisees. We received promissory notes for each of the purchase price and initial franchise fee that are payable over seven years and bear interest on the unpaid principal balances at 7% interest per annum. In addition, we subleased this location to that franchisee. Payments under the sublease are being made directly to the landlord by the franchisee. Interest income received relating to the promissory notes was $2,850 in fiscal 2002. Royalties paid under this arrangement in fiscal 2002 were $6,723. Future minimum rental payments under the lease for this location over the term of the lease, which expires in 2010, are approximately $0.6 million.

     On March 3, 2003, a company in which Gennaro J. Sbarro, who is a Corporate Vice President and President of our Casual and Fine Dining Division, has a 50% interest, entered into a franchise agreement with us for a new location. The terms of the franchise agreement are similar to those in agreements entered into by us with unrelated franchisees. The lease for the location was entered into in September 2002 by one of our subsidiaries. Subsequent to that date, we determined that the economics of the location would be better suited for a franchise operator. Payments under the sublease will be made directly to the landlord by the franchisee. Future minimum rental payments under the lease for this location over the term of the lease, which expires in 2018, are approximately $2.6 million. The location is expected to open in the second quarter of fiscal 2003.

     There is a proposal for us to sell a 49% interest in the 8 remaining Mama Sbarro locations to a company owned by Gennaro J. Sbarro, who is a Corporate Vice President and President of our Casual and Fine Dining Division. Mr. Sbarro is a stockholder of Sbarro and the son of Joseph Sbarro, an officer, director and one of our principal stockholders. Mr. Sbarro will cease to be an officer and employee of Sbarro, Inc. should the transaction be finalized. The proposed sales price, which is to be paid in cash, is $1.3 million. We anticipate that the transaction will result in a loss of approximately $0.4 million that will be recorded in the first quarter of fiscal 2003.

     Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of $315,200 for services during our 2002 fiscal year.

     During fiscal 2002 and 2003, Harold Kestenbaum, P.C., of which Harold Kestenbaum is the shareholder, has been assisting one of our other concepts in the preparation of its initial Uniform Franchise Offering Circular, for which the fee was $20,000.

     In addition to the compensation of Mario, Anthony, Joseph, Gennaro A. and Gennaro J. Sbarro and Anthony J. Missano:

     o Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of Sbarro and serves as Vice President and a director, received $100,000 from us for services rendered during fiscal 2002; and

     o Carmela N. Merendino, a daughter of Mario Sbarro, who serves as Vice President - Administration, received $131,288 from us for services rendered during fiscal 2002.

     o Other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro who are our employees, earned an aggregate of $538,856 during fiscal 2002.

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

     We have entered into a tax payment agreement with our shareholders. The tax payment agreement permits us to make periodic tax distributions to our shareholders in amounts that are intended to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income was their pro-rata share of our taxable income and that income was taxed at the highest applicable federal and New York State marginal income tax rates. We may only make the tax distributions with respect to periods in which we are treated as an S corporation. We made distributions of $3.1 million in fiscal 2002 for fiscal 2001 earnings and $7.6 million in fiscal 2001, and $1.1 million in January 2003 (with respect to fiscal 2002 taxes).

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

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

     (a) Evaluation of disclosure controls and procedures

     Within 90 days prior to the date of this report, an evaluation was carried out of the effectiveness of the design and operation of our "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a -14c of the Securities Exchange Act of 1934 by our Chairman of the Board, President and principal executive officer and Vice President, Controller and principal accounting officer (the person performing the function of our principal financial officer). Based on that evaluation these officers concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to ensure that material information relating to us and our subsidiaries is made known to them.

     (b) Changes in internal controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the evaluation discussed above.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------    ----------------------------------------------------
            ON FORM  8-K
            ------------

(a) (1)     Consolidated Financial Statements

     The following consolidated financial statements of Sbarro, Inc. and the Report of Independent Auditors thereon are included in Item 8 above: Page

     Report of Independent Certified Public Accountants                 35-36

     Copy of Report of Independent Public Accountants (Arthur
     Andersen LLP)                                                      37

     Consolidated Balance Sheets at December 29, 2002 and
     December 30, 2001                                                  38-39

     Consolidated Statements of Operations for each of the fiscal
     years in the three-year period ended December 29, 2002             40

     Consolidated Statements of Shareholders' Equity for each of the
     fiscal years in the three-year period ended December 29, 2002      41

     Consolidated Statements of Cash Flows for each of the fiscal
     years in the three-year period ended December 29, 2002             42-43

     Notes to Consolidated Financial Statements                         44-80

(a) (2)     Financial Statement Schedules

     The following financial statement schedule is filed as a part of this Report on Page S-2: Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended December 29, 2002. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

(a) (3)     Exhibits

   Exhibits:
   --------

       *2.01 Agreement and Plan of Merger dated as of January 19, 1999 among Sbarro, Inc., Sbarro Merger LLC, a New York limited liability company, Mario Sbarro, Joseph Sbarro, Joseph Sbarro
                  (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants. (Exhibit 2 to our

                  Current Report on Form 8-K dated (date of earliest event reported) January 19, 1999, File No. 1-8881)

       *3.01(a) Restated Certificate of Incorporation of Sbarro, Inc. as filed with the Department of State of the State of New York on March 29, 1985. (Exhibit 3.01 to our Registration Statement on Form S-1, File No. 2-96807)

       * 3.01(b) Certificate of Amendment to our Restated Certificate of Incorporation as filed with the Department of State of the State of New York on April 3, 1989. (Exhibit 3.01(b) to our Annual Report on Form 10-K for the year ended January 1, 1989, File No. 1-8881)

       * 3.01(c) Certificate of Amendment to our Restated Certificate of Incorporation as filed with the Department of State of the State of New York on May 31, 1989. (Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ended April 23, 1989, File No. 1-8881)

       * 3.01(d) Certificate of Amendment to our Restated Certificate of Incorporation as filed with the Department of State of the State of New York on June 1, 1990. (Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ended April 22, 1990, File No. 1-8881)

       *3.02 By-Laws of Sbarro, Inc., as amended. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-90817)

       *4.01 Indenture dated as of September, 28, 1999 among Sbarro, Inc., our Restricted Subsidiaries named therein, as guarantors, and Firstar Bank, N.A., including the form of 11% Senior Notes of Sbarro, Inc. to be issued upon consummation of the Exchange Offer and the form of Senior Guarantees of the Guarantors. (Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

       *4.02(a) Credit Agreement dated as of September 23, 1999 among Sbarro, Inc., European American Bank, as agent, and the Lenders party thereto (Exhibit 4.2 to our Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

       *4.02(b) Letter agreement dated March 18, 2002 with respect to the Credit Agreement dated as of September 23, 1999 between Sbarro, Inc. and Citibank, N.A. as successor to European American Bank, as agent. (Exhibit 4.02(a) to our Quarterly Report on Form 10-Q for the quarter ended April 21, 2002, File No. 333-90817)

       4.02(c) Letter agreement dated March 26, 2003 with respect to the Credit Agreement dated as of September 23, 1999 between Sbarro, Inc. and Citibank, N.A. as successor to European American Bank, as agent.

       *10.01(a)  Building  Lease between Sbarro  Enterprises,  L.P. and Sbarro,
                  Inc. (Exhibit 10.04 to our Registration Statement on Form S-1, File No. 2-96807)

       *10.01(b)  Amendment  dated May 4, 2000 to Building  Lease between Sbarro
                  Enterprises, L.P. and Sbarro, Inc., (Exhibit 10.01(b) to our Annual Report on Form 10-K for the year ended December 30, 2001, File No. 333-90817)

       +*10.02 Form of Indemnification Agreement between Sbarro, Inc. and each of its directors and officers. (Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-8881)

       *10.04 Tax Payment Agreement dated as of September 28, 1999 among Sbarro, Inc., Mario Sbarro, Joseph Sbarro, Joseph Sbarro
                  (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as Trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants (Exhibit 10.6 to our Registration Statement on Form S-4, File No. 333-90817)

       10.05 Distribution Agreement dated January 1, 2003 between Sbarro, Inc. and Vistar Corporation (confidential treatment has been requested with respect to certain portions of this agreement).

       12.01      Statement of computation of earnings to fixed charges

       *16.01 Letter of Arthur Andersen LLP regarding change in certifying accountant. (Exhibit 16 to our Current Report on Form 8-K (date of earliest event reported) May 22, 2002, File No. 333-90817)

       *21.01 List of subsidiaries. (Exhibit 21.01 to our Annual Report on Form 10-K for the year ended January 2, 2000, File No. 333-90817)

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

(b)      Reports on Form 8-K

     No Reports on form 8-K were filed by us during the fourth quarter of our fiscal year ended December 29, 2002.

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

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

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

         SIGNATURE                          TITLE                      DATE
---------------------------         ---------------------         --------------


/s/ MARIO SBARRO                    Chairman of the Board         March 31, 2003
---------------------------         (Principal Executive
Mario Sbarro                        Officer) and Director


/s/ STEVEN B. GRAHAM                Vice President and            March 31, 2003
---------------------------         Controller (Principal
Steven B. Graham                    Accounting Officer)


/s/ JOSEPH SBARRO                   Director                      March 31, 2003
---------------------------
Joseph Sbarro



/s/ ANTHONY SBARRO                  Director                      March 31, 2003
---------------------------
Anthony Sbarro


/s/ HAROLD L. KESTENBAUM            Director                      March 31, 2003
---------------------------
Harold L. Kestenbaum

         SIGNATURE                          TITLE                      DATE
----------------------------        ---------------------         --------------

/s/  RICHARD A. MANDELL             Director                      March 31, 2003
---------------------------
Richard A. Mandell



/s/ CARMELA SBARRO                  Director                      March 31, 2003
---------------------------
Carmela Sbarro


/s/ TERRY VINCE                     Director                      March 31, 2003
---------------------------
Terry Vince


/s/ BERNARD ZIMMERMAN               Director                      March 31, 2003
---------------------------
Bernard Zimmerman

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mario Sbarro, certify that:

1.       I have reviewed this Annual Report on Form 10-K of Sbarro, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c)   presented   in  this   Annual   Report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                        /s/ MARIO SBARRO
                                            -----------------------------
                                            Mario Sbarro,
                                            Chairman of the Board and President
                                            (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven B. Graham, certify that:

1.       I have reviewed this Annual Report on Form 10-K of Sbarro, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c)   presented   in  this   Annual   Report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                     /s/ STEVEN B. GRAHAM
                                         -----------------------------------
                                         Steven B. Graham,
                                         Vice President and Controller
                                         (Principal Accounting Officer and
                                         person performing the function of our
                                         principal financial officer)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
Sbarro, Inc.
Melville, New York


The audit referred to in our report dated March 14, 2003, except for Note 9, as to which the date is March 28, 2003, relating to the consolidated financial statements of Sbarro, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP

New York, New York
March 14, 2003

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
              ----------------------------------------------------


To Sbarro, Inc.:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Sbarro, Inc. and subsidiaries included in this filing and have issued our report thereon dated March 21, 2003. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                      /s/ Arthur Andersen LLP



New York, New York
March 21, 2002


This is a copy of the report on the accompanying schedule previously issued by Arthur Andersen LLP in connection with the schedule included in our filing on Form 10-K for the fiscal year ended December 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

                                  SCHEDULE II
                          SBARRO, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                            FOR THE THREE YEARS ENDED

COLUMN A                             COLUMN B               COLUMN C                    COLUMN D           COLUMN E
--------                             --------               --------                    --------           --------
                                                            ADDITIONS
                                                            ---------
                                     Balance            Charged
                                        at                to           Charged to                        Balance at
                                     Beginning         Costs and        Other                             End of
Description                          of Period         Expenses         Accounts        Deductions        Period
-----------                          ---------         --------         ---------       ----------        ------


December 29, 2002
-----------------

Allowance for doubtful
  accounts receivable                    $175              $350                              $34(2)           $ 491
                                         ====              ====                              ===              =====

Provision for store closings           $1,467            $8,689                           $1,333(3)          $1,452
                                       ======            ======                           ======             ======

                                                                                          $7,413(4)
                                                                                            $(42)(5)

December 30, 2001
-----------------

Allowance for doubtful
 accounts receivable                     $211           $    61                              $97(2)           $175
                                         ====           =======                              ===              ====

Provision for store closings              $50            $1,881                             $464(3)         $1,467
                                          ===            ======                             ====            ======



December 31, 2000
-----------------

Allowance for doubtful                                    ($120) (1)
 accounts receivable                     $419           $   60                              $148(2)          $211
                                         ====           =======                             ====             ====

Provision for store closings             $863            $   94                             $907(3)         $  50
                                         ====            ======                             ====            =====





(1)    Collection of previously reserved receivables.
(2)    Write off of uncollectible accounts.
(3)    Payments to landlords and others for closed locations.
(4)    Write off of property and equipment.
(5)    Transfer of miscellaneous balances.

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------

*2.01 Agreement and Plan of Merger dated as of January 19, 1999 among Sbarro, Inc., Sbarro Merger LLC, a New York limited liability company, Mario Sbarro, Joseph Sbarro, Joseph Sbarro (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants. (Exhibit 2 to our Current Report on Form 8-K dated (date of earliest event reported) January 19, 1999, File No. 1-8881)

*3.01(a) Restated Certificate of Incorporation of Sbarro, Inc. as filed with the Department of State of the State of New York on March 29, 1985. (Exhibit 3.01 to our Registration Statement on Form S-1, File No. 2-96807)

* 3.01(b) Certificate of Amendment to our Restated Certificate of Incorporation as filed with the Department of State of the State of New York on April 3, 1989. (Exhibit 3.01(b) to our Annual Report on Form 10-K for the year ended January 1, 1989, File No. 1-8881)

* 3.01(c) Certificate of Amendment to our Restated Certificate of Incorporation as filed with the Department of State of the State of New York on May 31, 1989. (Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ended April 23, 1989, File No. 1-8881)

* 3.01(d) Certificate of Amendment to our Restated Certificate of Incorporation as filed with the Department of State of the State of New York on June 1, 1990. (Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ended April 22, 1990, File No. 1-8881)

*3.02 By-Laws of Sbarro, Inc., as amended. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-90817)

*4.01 Indenture dated as of September, 28, 1999 among Sbarro, Inc., our Restricted Subsidiaries named therein, as guarantors, and Firstar Bank, N.A., including the form of 11% Senior Notes of Sbarro, Inc. to be issued upon consummation of the Exchange Offer and the form of Senior Guarantees of the Guarantors. (Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

*4.02(a) Credit Agreement dated as of September 23, 1999 among Sbarro, Inc., European American Bank, as agent, and the Lenders party thereto (Exhibit 4.2 to our Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

*4.02(b) Letter agreement dated March 18, 2002 with respect to the Credit Agreement dated as of September 23, 1999 between Sbarro, Inc. and Citibank, N.A. as successor to European American Bank, as agent. (Exhibit 4.02(a) to our Quarterly Report on Form 10-Q for the quarter ended April 21, 2002, File No. 333-90817)

4.02(c) Letter agreement dated March 26, 2003 with respect to the Credit Agreement dated as of September 23, 1999 between Sbarro, Inc. and Citibank, N.A. as successor to European American Bank, as agent.

*10.01(a)      Building Lease between Sbarro Enterprises,  L.P. and Sbarro, Inc.
               (Exhibit  10.04 to our  Registration  Statement on Form S-1, File
               No. 2-96807)

*10.01(b)      Amendment  dated May 4, 2000 to  Building  Lease  between  Sbarro
               Enterprises,  L.P.  and Sbarro,  Inc.,  (Exhibit  10.01(b) to our
               Annual Report on Form 10-K for the year ended  December 30, 2001,
               File No. 333-90817)

+*10.02 Form of Indemnification Agreement between Sbarro, Inc. and each of its directors and officers. (Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-8881)

*10.04 Tax Payment Agreement dated as of September 28, 1999 among Sbarro, Inc., Mario Sbarro, Joseph Sbarro, Joseph Sbarro (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as Trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants (Exhibit 10.6 to our Registration Statement on Form S-4, File No. 333-90817)

10.05          Distribution Agreement dated January 1, 2003 between Sbarro, Inc.
               and Vistar Corporation (confidential treatment has been requested with respect to certain portions of this agreement).

12.01          Statement of computation of earnings to fixed charges

*16.01 Letter of Arthur Andersen LLP regarding change in certifying accountant. (Exhibit 16 to our Current Report on Form 8-K (date of earliest event reported) May 22, 2002), File No. 333-90817

*21.01 List of subsidiaries. (Exhibit 21.01 to our Annual Report on Form 10-K for the year ended January 2, 2000, File No. 333-90817)

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