Form 10-Q
period 2003-04-20
SBARRO INC
filed 2003-06-04
CIK 766004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED APRIL 20, 2003            COMMISSION FILE NUMBER 333-90817


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

YES                        NO
    ---------------             ------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED TITLE (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES                        NO    X
    ---------------             ------------

THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF MAY 30, 2003 WAS 7,064,328.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  SBARRO, INC.

                                 FORM 10-Q INDEX
                                 ---------------



PART I.  FINANCIAL INFORMATION                                            PAGES
         ---------------------                                            -----

Consolidated Financial Statements:

    Balance Sheets - April 20, 2003 (unaudited) and December 29, 2002........3-4

    Statements of Operations (unaudited) - Sixteen Weeks ended April 20, 2003 and April 21, 2002.....................................................5

    Statements of Cash Flows (unaudited) - Sixteen Weeks ended April 20,
        2003 And April 21, 2002..............................................6-7

    Notes to Unaudited Consolidated Financial Statements - April 20, 2003...8-22

Management's Discussion and Analysis of Financial Condition and Results
    of Operations..........................................................23-30

Qualitative and Quantitative Disclosures of Market Risk.......................31

Controls and Procedures.......................................................31

PART II. OTHER INFORMATION....................................................32
         -----------------

                         PART I - FINANCIAL INFORMATION


ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS


                          SBARRO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                          (In thousands except share data)
                                                                       --------------------------------------
                                                                       April 20, 2003       December 29, 2002
                                                                       --------------       -----------------
                                                                         (unaudited)
Current assets:
     Cash and cash equivalents                                               $38,785              $55,150
     Restricted cash for untendered shares                                        21                   21
     Receivables, net of allowance for doubtful
        accounts of $265 in 2003 and $491 in 2002:
         Franchisee                                                            1,802                2,059
         Other                                                                 2,120                1,244
                                                                            --------             --------
                                                                               3,922                3,303

         Inventories                                                           2,354                3,285
         Prepaid expenses                                                      7,064                2,362
     Current portion of loans receivable from shareholders                         -                3,232
                                                                            --------             --------
         Total current assets                                                 52,146               67,353

Property and equipment, net                                                  110,533              115,081

Intangible assets:
   Trademarks, net                                                           195,916              195,916
   Goodwill, net                                                               9,204                9,204
   Deferred financing costs and other, net                                     6,303                6,632

Loans receivable from shareholders, less current portion                       6,032                2,800

Other assets                                                                   8,243                7,787
                                                                            --------             --------
                                                                            $388,377             $404,773
                                                                            ========             ========



            See notes to unaudited consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          (In thousands except share data)
                                                                       --------------------------------------
                                                                       April 20, 2003       December 29, 2002
                                                                       --------------       -----------------
                                                                         (unaudited)
Current liabilities:
     Amounts due for untendered shares                                           $21                  $21
     Accounts payable                                                         14,511               10,279
     Accrued expenses                                                         17,597               21,623
     Accrued interest payable                                                  2,787                8,181
     Current portion of mortgage payable                                         171                  154
         Total current liabilities                                            35,087               40,258
                                                                            --------             --------

Deferred rent                                                                  8,790                8,474

     Long-term debt, net of original issue
         discount                                                            267,990              267,941

Contingencies

Shareholders' equity:
     Preferred stock, $1 par value; authorized
         1,000,000 shares; none issued                                             -                    -
     Common stock, $.01 par value; authorized
         40,000,000 shares; issued and outstanding
         7,064,328 shares at April 20, 2003
         and December 29, 2002                                                    71                   71
     Additional paid-in capital                                                   10                   10
     Retained earnings                                                        76,429               88,019
                                                                            --------             --------
                                                                              76,510               88,100
                                                                            --------             --------
                                                                            $388,377             $404,773
                                                                            ========             ========




            See notes to unaudited consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                          (In thousands except share data)
                                                                       --------------------------------------
                                                                       April 20, 2003         April 21, 2002
                                                                       --------------         ---------------
Revenues:
     Restaurant sales                                                       $88,509              $100,769
     Franchise related income                                                 2,939                 2,743
     Real estate and other                                                    1,667                 1,694
                                                                            --------             --------
     Total revenues                                                          93,115               105,206
                                                                            --------             --------

Costs and expenses:
     Restaurant operating expenses:
        Cost of food and paper products                                      19,304                20,008
        Payroll and other employee benefits                                  26,211                28,489
        Other operating costs                                                33,532                35,717
     Depreciation and amortization                                            5,896                 6,824
     General and administrative                                               8,719                 7,155
     Provision for restaurant closings                                          529                   124
                                                                            --------             --------
        Total costs and expenses                                             94,191                98,317
                                                                            --------             --------
Operating (loss) income before minority
     interest                                                                (1,076)                6,889
Minority interest                                                                (5)                  (19)
                                                                            --------             --------
     Operating (loss) income                                                 (1,081)                6,870
                                                                            --------             --------

Other income (expense):
     Interest expense                                                        (9,583)               (9,574)
     Interest income                                                            214                   154
     Equity in net income of unconsolidated affiliates                          281                   261
                                                                            --------             --------
     Net other expense                                                       (9,088)               (9,159)
                                                                            --------             --------

Loss before income taxes                                                    (10,169)               (2,289)
Income taxes                                                                    321                   132
                                                                            --------             --------

Net loss                                                                   $(10,490)              $(2,421)
                                                                           ========              ========


            See notes to unaudited consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                            (In thousands except share data)
                                                                       ----------------------------------------
                                                                       April 20, 2003            April 21, 2002
                                                                       --------------            --------------
Operating activities:

Net loss                                                                   $(10,490)                 $(2,421)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                           6,365                    7,271
      Increase in deferred rent, net                                             90                      262
      Loss on sale of other concept units included in prior year
          asset impairment costs                                                250                        -
      Minority interest                                                           5                       19
      Equity in net income of unconsolidated affiliates                        (281)                    (261)
      Dividends received from unconsolidated affiliate                          119                      311
Changes in operating assets and liabilities:
      (Increase) decrease in receivables                                       (220)                     154
      Decrease in inventories                                                   932                      490
      Increase in prepaid expenses                                           (4,424)                  (2,147)
      Increase in other assets                                                 (195)                       -
      Increase (decrease) in accounts payable and accrued
          expenses                                                            1,100                   (7,786)
      Decrease in accrued interest payable                                   (5,394)                  (5,394)
                                                                             ------                   ------

Net cash used in operating activities                                       (12,143)                  (9,502)
                                                                            -------                   ------


            See notes to unaudited consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                   (UNAUDITED)


                                                                            (In thousands except share data)
                                                                       ----------------------------------------
                                                                       April 20, 2003            April 21, 2002
                                                                       --------------            --------------
Investing activities:

Purchases of property and equipment                                         $(3,071)                 $(1,721)
                                                                            -------                  -------
     Net cash used in investing activities                                   (3,071)                  (1,721)
                                                                            -------                  -------

Financing activities:

Mortgage principal repayments                                                   (50)                     (46)
Tax distributions related to the prior fiscal year                           (1,101)                  (3,125)
                                                                             ------                   ------
     Net cash used in financing activities                                   (1,151)                  (3,171)
                                                                             ------                   ------

Decrease in cash and cash equivalents                                       (16,365)                 (14,394)

Cash and cash equivalents at beginning of period                             55,150                   36,952
                                                                             ------                   ------

Cash and cash equivalents at end of period                                  $38,785                  $22,558
                                                                            =======                  =======

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                   $119                     $340
                                                                               ====                     ====

Cash paid during the period for interest                                    $14,548                  $14,497
                                                                            =======                  =======



            See notes to unaudited consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at April 20, 2003 and our consolidated results of operations and cash flows for the sixteen week periods ended April 20, 2003 and April 21, 2002 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

2.       NEW ACCOUNTING PRONOUNCEMENTS:

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64. Amendment of FASB Statement No. 13 and Technical Corrections." This statement eliminates the prior requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement and contains other nonsubstantive corrections to authoritative accounting literature in SFAS No. 4, 44 and 64. The changes in SFAS No. 145 related to debt extinguishment were effective for us at the beginning of our 2003 fiscal year and the other changes were effective for us beginning with transactions after May 15, 2002. Adoption of this standard has not had a material effect on our financial position and results of operations.

         In June 2002,  the FASB  issued  SFAS No.  146,  "Accounting  for Costs
         Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment for an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs (including our future accounting for restaurant closing costs) as well as the amount recognized. We adopted the provisions of SFAS No. 146 for restructuring activities

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         initiated after December 29, 2002. The adoption of SFAS No. 146 has not had a material effect on our financial position or results of operations.

         In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees including Indirect Guarantees of Indebtedness of Others" which addresses the accounting for and disclosure by guarantors regarding obligations relating to the issuance of certain guarantees. FIN No. 45 requires that, for all guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken be recorded at the inception of a guarantee. No revision of or restatement of accounting for guarantees issued or modified prior to December 31, 2002 is allowed. The disclosure requirements of Interpretation No. 45 were effective with our 2002 financial statements. As described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 29, 2002, we have provided certain guarantees that would require recognition upon issuance or modification under the provisions of FIN 45. While the nature of our business will likely result in the issuance of certain guarantees in the future, we do not anticipate that FIN 45 will have a material impact on our financial position or results of operations.

3.       LONG-TERM DEBT:

         We have received a waiver of compliance for the first quarter of fiscal 2003 from certain ratios required to be maintained under our bank credit agreement, as had been amended in March 2003. Our credit agreement requires that we maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (in each case with the guaranteeing subsidiaries, the same entities as our Restricted Subsidiaries under the indenture) of at least 1.4 to 1.0 beginning December 30, 2002 and 1.5 to 1.0 beginning December 28, 2003 for the four quarters ended April 20, 2003, this ratio was 1.36 to 1. We are also required to maintain a maximum ratio of consolidated senior debt to consolidated EBITDA (in each case with the guaranteeing subsidiaries) of 6.5 to 1.0 beginning December 30, 2002 and 6.0 to 1.0 beginning December 28, 2003. For the four quarters ended April 20, 2003, this ratio was 6.67 to 1.

         We are subject to various covenants under the indenture under which our senior notes are issued and under our bank credit agreement. One of the covenants limits our ability to borrow funds (except under specifically permitted arrangements, such as up to $75.0 million of revolving credit loans) unless our consolidated interest ratio coverage (as defined), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters is at least 2.5 to 1. Another covenant limits our ability to make "restricted payments," including, among other things, dividend payments (other than as distributions pursuant to our tax payment agreement with our shareholders related to Subchapter S distributions) and investments in, among other things, unrestricted subsidiaries, to specified amounts determined under a formula contained in the indenture

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         provided that that ratio is at least 2.0 to 1 after giving pro forma effect to the restricted payment. For the four fiscal quarters ended April 20, 2003, our consolidated interest coverage ratio was 1.59 to 1. As a result, we are not presently able to borrow funds (other than the specifically permitted indebtedness). Additionally, under the formula contained in the indenture, we may not presently make restricted payments other than certain permitted investments and tax distributions. We cannot make restricted payments until we increase the restricted payment availability by approximately $10.8 million, and then only to the extent of any excess over that amount.

         We were in compliance with the various covenants in the indenture for our senior notes, and our mortgage as of April 20, 2003.

4.       INCOME TAXES:

         During the first quarter of fiscal 2003, we made a Subchapter S tax distribution to our shareholders, based on our tax basis income for fiscal 2002, that totaled $1.1 million compared to a $3.1 million Subchapter S tax distribution made, during the first quarter of fiscal 2002 based on our tax basis income for fiscal 2001.

5.       RELATED PARTY TRANSACTIONS:

         On April 6, 2003, loans of $3.23 million to certain of our shareholders were extended to April 6, 2005. The notes bear interest at 4.63% per annum.

         On March 3, 2003, a company in which Gennaro J. Sbarro, who is a Corporate Vice President and President of our Casual and Fine Dining Division, has a 50% interest, signed a franchise agreement with us for a new location. The terms of the franchise agreement are similar to those in agreements entered into by us with unrelated franchisees. The lease for the location was entered into in September 2002 by one of our subsidiaries. Subsequent to that date, we determined that the economics of the location would be better suited for a franchise operator and, as such, it was subsequently subleased to this franchisee. Payments under the sublease will be made directly to the landlord by the franchisee. Future minimum rental payments under the lease for this location over the term of the lease, which expires in 2018, are approximately $2.6 million. The location is expected to open in the second quarter of fiscal 2003.

6.       LITIGATION:

         On December 20, 1999, fourteen current and former general managers of Sbarro restaurants in California amended a complaint against us filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         as a class action, but the Court denied the motion. The trial was reasonable attorney's fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit concluded in April 2003, and the parties have submitted post-trial briefs. The Court has not yet issued a judgment.

         On September 6, 2000, eight other current and former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Orange County alleging that the plaintiffs were improperly classified as exempt employees under
         California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiffs are represented by the same counsel who is representing the plaintiffs in the case discussed in the preceding paragraph. We have separately settled with four of the plaintiffs in this action for immaterial amounts.

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

         The following condensed consolidating financial information presents:

         (1) Condensed consolidating balance sheets as of April 20, 2003 (unaudited) and December 29, 2002 and statements of operations and cash flows for the fiscal quarters ended April 20, 2003 (unaudited) and April 21, 2002 (unaudited) of (a)

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                           CONSOLIDATING BALANCE SHEET
                              AS OF APRIL 20, 2003
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Current assets:
   Cash and cash equivalents                  $33,863         $3,907           $1,015                         $38,785
   Restricted cash for untendered shares           21              -                -                              21
   Receivables less allowance for
     Doubtful accounts of $265:
     Franchise                                  1,802              -                -                           1,802
     Other                                        926            709              485                           2,120
                                             --------       --------           ------                        --------
                                                2,728            709              485                           3,922

   Inventories                                    998          1,220              136                           2,354
   Prepaid expenses                             6,220            623              221                           7,064
                                             --------       --------           ------                        --------
     Total current assets                      43,830          6,459            1,857                          52,146

Intercompany receivables                        4,323        319,850                -       $(324,173)              -

Investment in subsidiaries                     65,469              -                -         (65,469)              -

Property and equipment, net                    41,508         63,447            5,578               -         110,533

Intercompany receivables - long term            3,158              -                -          (3,158)              -

Intangible assets, net:
   Trademarks, net                            195,916              -                -               -         195,916
   Goodwill, net                                9,204              -                -               -           9,204
   Deferred financing costs and others,
      net                                       6,043            260                -               -           6,303

Loans receivable from shareholders              6,032              -                -               -           6,032

Other assets                                    9,319          2,155             (754)         (2,477)          8,243
                                             --------       --------           ------       ---------        --------

                                             $384,802       $392,171           $6,681       $(395,277)       $388,377
                                             ========       ========           ======       =========        ========


                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                           CONSOLIDATING BALANCE SHEET
                              AS OF APRIL 20, 2003
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Current liabilities:
   Amounts due for untendered shares              $21                                                             $21
   Accounts payable                            13,351            $224           $936                           14,511
   Accrued expenses                            14,398           1,293          1,906                           17,597
   Accrued interest payable                     2,787               -              -                            2,787
   Current portion of mortgage payable              -             171              -                              171
                                             --------        --------         ------                         --------
     Total current liabilities                 30,557           1,688          2,842                           35,087

Intercompany payables                         319,850               -          4,323        $(324,173)              -

Deferred rent                                   8,110               -            680                -           8,790

Long-term debt, net of
   original issue discount                    252,565          15,425              -                -         267,990

Intercompany payables - long term                   -           3,158              -           (3,158)              -

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; none
     issued                                         -               -              -                -               -
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               -              -                -              71
   Additional paid-in capital                      10          65,469          2,477          (67,946)             10
   Retained earnings (deficit)
                                             (226,361)        306,431         (3,641)               -          76,429
                                             --------        --------         ------        ---------        --------


                                             (226,280)        371,900         (1,164)         (67,946)         76,510
                                             --------        --------         ------        ---------        --------

                                             $384,802        $392,171         $6,681        $(395,277)       $388,377
                                             ========        ========         ======        =========        ========


                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 29, 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                     ASSETS

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Current assets:
   Cash and cash equivalents                  $47,636          $6,539           $975                          $55,150
   Restricted cash for untendered shares           21               -              -                               21
   Receivables less allowance for
      doubtful accounts of $491:
      Franchise                                 2,059                              -                            2,059
      Other                                        69           1,088             87                            1,244
                                               ------           -----          -----                           ------
                                                2,128           1,088             87                            3,303

   Inventories                                  1,417           1,725            143                            3,285
   Prepaid expenses                             2,677            (342)            27                            2,362
   Current portion of loans receivable
      from shareholders                         3,232               -              -                            3,232
                                               ------           -----          -----                           ------
     Total current assets                      57,111           9,010          1,232                           67,353

Intercompany receivables                        5,197         313,877              -        $(319,074)              -

Investment in subsidiaries                     65,469               -              -          (65,469)              -

Property and equipment, net                    42,762          65,726          6,593                -         115,081

Intercompany receivables - long term            3,308               -              -           (3,308)              -

Intangible assets:
   Trademarks, net                            195,916               -              -                -         195,916
   Goodwill, net                                9,324               -              -             (120)          9,204
   Deferred financing costs, net                6,361             271              -                -           6,632

   Loans receivable from shareholders,
      less current portion                      2,800               -              -                -           2,800

   Other assets                                 8,742           1,705           (303)          (2,357)          7,787
                                                -----           -----           ----           ------           -----
                                             $396,990        $390,589         $7,522        $(390,328)       $404,773
                                             ========        ========         ======        ==========       ========

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 29, 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Current liabilities:
   Amounts due for untendered shares              $21                                                             $21
   Accounts payable                             9,503            $212           $564                           10,279
   Accrued expenses                            17,887           1,560          2,176                           21,623
   Accrued interest payable                     8,181               -              -                            8,181
   Current portion of
      mortgage payable                              -             154              -                              154
                                             --------         -------         ------                           ------
     Total current liabilities                 35,592           1,926          2,740                           40,258
                                             --------         -------         ------                           ------

Intercompany payables                         313,877               -          5,197        $(319,074)              -
                                             --------         -------         ------        ----------          ------

Deferred rent
                                                7,793               -            681                -           8,474
                                             --------         -------         ------          -------          ------

Long-term debt, net of original issue
   discount                                   252,449          15,492              -                -         267,941
                                             --------         -------         ------          -------          ------

Intercompany payables - long term                   -           3,308              -           (3,308)               -
                                             --------         -------         ------          -------          ------

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; None
     issued                                         -               -              -                -               -
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               -              -                -              71
   Additional paid-in capital                      10          65,469          2,477          (67,946)             10
   Retained earnings (deficit)               (212,802)        304,394         (3,573)               -          88,019
                                             --------         -------         ------          -------          ------

                                             (212,721)        369,863         (1,096)         (67,946)         88,100
                                             --------         -------         ------          -------          ------

                                             $396,990        $390,589         $7,522        $(390,328)       $404,773
                                             ========        ========         ======        ==========       ========


                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIXTEEN WEEKS ENDED APRIL 20, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----
REVENUES:
---------

   Restaurant sales                           $37,415         $46,595         $4,499                          $88,509
   Franchise related income                     2,939               -              -                            2,939
   Real estate and other                          780             887              -                -           1,667
   Intercompany charges                             -           3,160              -          $(3,160)              -
                                             --------        --------         -------       ---------         --------
         Total revenues                        41,134          50,642          4,499           (3,160)         93,115
                                             --------        --------         -------       ---------         --------

Cost and expenses:
   Restaurant operating expenses:
       Cost of food and paper products          7,798          10,324          1,182                -          19,304
       Payroll and other employee
         benefits                              10,831          13,794          1,586                -          26,211
       Other operating costs                   14,938          17,337          1,257                -          33,532
   Depreciation and amortization                2,645           2,940            311                -           5,896
   General and administrative                   4,999           3,626             94                -           8,719
   Provision for restaurant closings              399               -            130                -             529
   Intercompany charges
                                                3,160               -              -           (3,160)              -
                                             --------        --------         -------       ---------         --------
       Total costs and expenses                44,770          48,021          4,560           (3,160)         94,191
                                             --------        --------         -------       ---------         --------

Operating income (loss) before
    minority interest                          (3,636)          2,621            (61)               -          (1,076)
Minority interest                                   -               -             (5)               -              (5)
                                             --------        --------         -------       ---------         --------
Operating (loss) income                        (3,636)          2,621            (66)               -          (1,081)
                                             --------        --------         -------       ---------         --------

Other (expense) income:
   Interest expense                            (9,131)           (452)             -                -          (9,583)
   Interest income                                214               -              -                -             214
   Equity in net income  of
     Unconsolidated affiliates
                                                  281               -              -                -             281
                                             --------        --------         -------       ---------         --------

Net other expense                              (8,636)           (452)             -                -          (9,088)
                                             --------        --------         -------       ---------         --------

(Loss) income before income taxes             (12,272)          2,169            (66)               -         (10,169)
Income taxes                                      188             131              2                -             321
                                             --------        --------         -------       ---------         --------

Net (loss) income                            $(12,460)         $2,038           $(68)      $        -        $(10,490)
                                             =========         ======           ====       ==========        =========


                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIXTEEN WEEKS ENDED APRIL 21, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----
REVENUES:
---------

   Restaurant sales                           $41,413         $52,203         $7,153                         $100,769
   Franchise related income                     2,743               -              -                            2,743
   Real estate and other                          809           1,161              -            $(276)          1,694
   Intercompany charges                             -           4,050              -           (4,050)              -
                                              -------          ------       --------       ----------         -------
         Total revenues                        44,965          57,414          7,153           (4,326)        105,206
                                              -------          ------       --------       ----------         -------

Cost and expenses:
   Restaurant operating expenses:
       Cost of food and paper products          7,378          10,754          1,876                -          20,008
       Payroll and other employee
         benefits                              10,722          15,170          2,597                -          28,489
       Other operating costs                   14,781          18,417          2,519                -          35,717
   Depreciation and amortization                2,927           3,532            365                -           6,824
   General and administrative                   3,600           3,728            103             (276)          7,155
   Provision for restaurant closings              100               -             24                -             124
   Intercompany charges
                                                4,050               -              -           (4,050)              -
                                              -------          ------       --------       ----------         -------
       Total costs and expenses                43,558          51,601          7,484           (4,326)         98,317
                                              -------          ------       --------       ----------         -------

Operating income (loss) before
   minority interest                            1,407           5,813           (331)               -           6,889
Minority interest                                   -               -            (19)               -             (19)
                                              -------          ------       --------       ----------         -------
Operating income (loss)                         1,407           5,813           (350)               -           6,870
                                              -------          ------       --------       ----------         -------

Other (expense) income:
   Interest expense                            (9,121)           (453)             -                -          (9,574)
   Interest income                                154               -              -                -             154
   Equity in net income  of
     unconsolidated affiliates
                                                  261               -              -                -             261
                                              -------          ------       --------       ----------         -------

Net other expense                              (8,706)           (453)             -                -          (9,159)
                                              -------          ------       --------       ----------         -------

Income (loss) before income taxes              (7,299)          5,360           (350)               -          (2,289)
Income taxes (benefit)                           (158)            309            (19)               -             132
                                              -------          ------       --------       ----------         -------

Net income (loss)                             $(7,141)         $5,051          $(331)      $        -         $(2,421)
                                              ========         ======          =====       ==========         ========


                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIXTEEN WEEKS ENDED APRIL 20, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                            PARENT       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS         TOTAL
                                            ------       ------------    ------------     ------------         -----
OPERATING ACTIVITIES:
---------------------

Net (loss) income                            $(12,460)        $2,038            $(68)                         $(10,490)
Adjustments to reconcile net (loss)
  income to net cash used in operating
  activities:
  Depreciation and amortization                 3,499          2,557             309                             6,365
  Loss on sale of other concept units
    included in prior year asset
    impairment costs                                -              -             250                               250
  Increase in deferred rent, net                  109            (19)              -                                90
  Minority interest                                 -              -               5                                 5
  Equity in net income of
    unconsolidated affiliates                    (281)             -               -                              (281)
  Dividends received from
    unconsolidated affiliates                     119              -               -                               119
  Changes in operating assets and
    liabilities:
    (Increase) decrease in receivables           (600)           379               1                              (220)
    Decrease in inventories                       419            506               7                               932
    Increase in prepaid expenses               (3,334)          (896)           (194)                           (4,424)
    (Increase) decrease in other assets          (286)          (360)            451                              (195)
    Increase in accounts payable and
    accrued expenses                              776            231              93                             1,100
    Decrease in accrued interest
    payable                                    (5,394)             -               -                            (5,394)
                                               -------       --------        --------                         ---------

Net cash (used in) provided by
    operating activities                      (17,433)         4,436             854                           (12,143)
                                               -------       --------        --------                         ---------

Investing activities:
Purchase of property and equipment             (2,233)          (755)            (83)                           (3,071)
                                               -------       --------        --------                         ---------

Net cash used in investing activities          (2,233)          (755)            (83)                           (3,071)
                                               -------       --------        --------                         ---------



                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIXTEEN WEEKS ENDED APRIL 20, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                           ------       ------------    ------------    ------------        -----
FINANCING ACTIVITIES:
---------------------

Mortgage principal repayments                                  $(50)                                           $(50)
Tax distribution                             $(1,101)             -                                          (1,101)
Intercompany balances                          6,994         (6,263)          $(731)                              -
                                             -------        -------          -------                        -------
Net cash provided by
   (used in) financing activities              5,893         (6,313)           (731)                         (1,151)
                                             -------        -------          -------                        -------

(Decrease) increase in cash and
  cash equivalents                           (13,773)        (2,632)             40                         (16,365)
Cash and cash equivalents at
  Beginning of period                         47,636          6,539             975                          55,150
                                             -------        -------          -------                        -------
Cash and cash equivalents at
  end of period                              $33,863         $3,907          $1,015                         $38,785
                                             =======        =======          ======                         =======

Supplemental disclosure of cash flow
  Information:
Cash paid during the period for
  income taxes                                   $91            $15             $13                            $119
                                                 ===            ===             ===                            ====
Cash paid during the period for
  Interest                                   $14,110           $438          $    -                         $14,548
                                             =======           ====          ======                         =======


                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIXTEEN WEEKS ENDED APRIL 21, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----
OPERATING ACTIVITIES:
---------------------
Net (loss) income                             $(7,141)         $5,051          $(331)                         $(2,421)
Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
      Depreciation and amortization             3,362           3,544            365                            7,271
      Increase in deferred rent, net              272             (54)            44                              262
      Minority interest                             -               -             19                               19
      Equity in income of
     Unconsolidated affiliates                   (261)              -              -                             (261)
    Dividends received from
     Unconsolidated affiliates                    311               -              -                              311
    Changes in operating assets
     and liabilities:
     Decrease (increase) in receivables           187             (13)           (20)                             154
     Decrease in inventories                      246             186             58                              490
     Increase in prepaid assets                  (755)         (1,153)          (239)                          (2,147)
     (Increase) decrease in other assets         (183)            264             39            $(120)              -
     (Decrease) increase in accounts
       Payable and accrued expenses            (5,854)         (1,162)          (890)             120          (7,786)
     Decrease in accrued interest
       Payable                                 (5,394)              -                -              -          (5,394)
                                              --------        --------        ------           ------         --------

Net cash (used in) provided by
    operating activities                      (15,210)          6,663           (955)               -          (9,502)
                                              --------        --------        ------           ------         --------

Investing activities:
---------------------
Purchases of property and equipment            (1,347)           (416)            42                -          (1,721)
                                              --------        --------        ------           ------         --------

Net cash (used in) provided by
     investing activities                      (1,347)           (416)            42                -          (1,721)
                                              --------        --------        ------           ------         --------


                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIXTEEN WEEKS ENDED APRIL 21, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                           ------       ------------    ------------    ------------        -----
FINANCING ACTIVITIES:
---------------------

Mortgage principal repayments                      -            (46)              -                -            (46)
Tax distribution                              (3,125)             -               -                -         (3,125)
Intercompany balances                          6,939         (7,574)            635                -              -
                                             -------         ------        --------          -------        -------
Net cash (used in) provided
   by financing activities                     3,814         (7,620)            635                -         (3,171)
                                             -------         ------        --------          -------        -------

Decrease in cash and
  cash equivalents                           (12,743)        (1,373)           (278)               -        (14,394)
Cash and cash equivalents at
  beginning of period                         29,673          5,437           1,842                -         36,952
                                             -------         ------        --------          -------        -------
Cash and cash equivalents at
  end of period                              $16,930         $4,064          $1,564          $     -        $22,558
                                             =======         ======        ========          =======        =======

Supplemental disclosure of cash flow
  information:
Cash paid during the period for
  income taxes                                  $233           $107        $      -          $     -           $340
                                             =======           ====        ========          =======        =======
Cash paid during the period for
  interest                                   $14,055           $442        $      -          $     -        $14,497
                                             =======           ====        ========          =======        =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:


                                                16 WEEKS          16 WEEKS                         FISCAL YEAR
                                                  ENDED             ENDED                    ----------------------
                                                  04/20/03         04/21/02                  2002              2001
                                                  --------         --------                  ----              ----
Company-owned restaurants:
   Opened during period                             -                   2                     13                 9
   Acquired from (sold to)
     franchisees during period-net                   (4)                -                     (6)                -
   Closed during period                              (9)              (11)                   (51)              (43)
                                                    ---               ---                    ---               ---
   Open at end of period (1)                        545               593                    558               602

Franchised restaurants:
   Opened during period                              10                 7                     42                42
   Purchased from (sold to)
     Company during period-net                        4                 -                      6                 -
   Closed or terminated during period                (8)               (8)                   (20)              (20)
                                                    ---               ---                    ---               ---
   Open at end of period                            359               324                    353               325

All restaurants:
   Opened during period                              10                 9                     55                51
   Closed or terminated during period               (17)              (19)                   (71)              (63)
                                                    ---               ---                    ---               ---
   Open at end of period (1)                        904               917                    911               927

Kiosks (all franchised) open at
   end of period                                      3                 4                      3                 4




--------------------
(1) Excludes 30, 34, 32 and 37 other concept units as of April 20, 2003 and April 21, 2002, the end of fiscal 2002 and the end of fiscal 2001, respectively.

Our business is subject to seasonal fluctuations, the effect of weather and economic conditions. Earnings have been highest in our fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season but fluctuates due to the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter. In recent years, our fourth quarter income has also fluctuated significantly due to a number of additional factors, including the adverse effect of the general economic downturn, the continuing effect of the events of September 11, 2001 and significant year end adjustments relating to asset impairment and store closing costs. Due to the seasonality of our business, we perform the annual testing for impairment on our trademarks and goodwill as required by SFAS 142 after our fourth quarter is completed and more information is available to us. The evaluation of impairment of long-lived assets as required by SFAS 144 is made when events or circumstances indicate that the carrying amount of the assets may not be recoverable and considers many factors, in addition to seasonality. If impairment factors are present earlier than year-end, we record any adjustments as determined necessary through interim testing at that time.

Our consolidated EBITDA for the sixteen weeks ended April 20, 2003 was $5.0 million compared to $14.0 million for the sixteen weeks ended April 21, 2002. EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles ("GAAP") of the United States measure of a company's profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our senior notes in that EBITDA is one of the factors in the calculation of our compliance with the ratios in the indenture under which our senior notes are issued and bank credit agreement and to determine the commitment fee we pay on the unused portion of our credit facility. We also internally use EBITDA as one of the measures to determine whether to continue or close restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our cash investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities. The following table reconciles EBITDA to our net loss which we believe is the most direct comparable financial measure to EBITDA, for each of the sixteen week periods presented (in thousands):

                                               2003             2002
                                               ----             ----

      EBITDA                                   $5,096          $13,955
      Interest expense                         (9,583)          (9,574)
      Interest income                             214              154
      Income taxes                               (321)            (132)
      Depreciation and amortization            (5,896)          (6,824)
                                             --------          -------
      Net loss                               $(10,490)         $(2,421)
                                             ========          =======

Restaurant sales from Sbarro-owned quick service units and consolidated other concept units decreased 12.2% to $88.5 million for the sixteen weeks ended April 20, 2003 from $100.8 million in the sixteen weeks ended April 21, 2002. The decrease in sales reflects $9.6 million of lower sales of Sbarro quick service units and $2.6 million of lower sales of consolidated other concept units. Of the decline in Sbarro quick service unit restaurant sales, approximately $6.3 million resulted from a 7.1% decrease in comparable unit sales to $84.6 million. We believe this decline was attributable to a reduction in shopping mall traffic related to the general economic downturn in the United States, the continuing impact of the events of September 11, 2001 and the effects of the threatened and then actual military action in Iraq during the first quarter of fiscal 2003. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal years. Since the end of fiscal 2001, we closed 47 more units than we opened (including nine units closed during the first quarter of fiscal 2003), causing the remaining $3.3 million net reduction in Sbarro quick service unit sales. The units closed since the end of fiscal 2001, were generally low volume units that did not have a material impact on our results of operations. Of the decline in consolidated other concept unit sales, approximately $0.7 million resulted from a 14.4% decrease in comparable unit sales to $4.2 million. We believe that this decline was attributable to the same factors that affected Sbarro quick service locations. In addition, since the end of fiscal 2001, eight consolidated other concept units have been closed, which resulted in a net sales reduction of $1.9 million from sales at those locations in the first quarter of fiscal 2003.

Franchise related income increased 7.1% to $2.9 million for the sixteen weeks ended April 20, 2003 from $2.7 million in the sixteen-week period ended April 21, 2002. This increase was from royalties earned from locations opened during fiscal 2003 and 2002 offset, in part, by a 4.7% reduction in comparable unit sales at both domestic and international locations in the first quarter of fiscal 2003.

Real estate and other revenues decreased 1.6% in the first fiscal quarter of 2003 from the same period in fiscal 2002 primarily due to changes in certain vendor rebates.

Cost of food and paper products as a percentage of restaurant sales increased to 21.8% for the sixteen weeks ended April 20, 2003 from 19.9% for the comparable 2002 fiscal period. In early fiscal 2003, we replaced our national independent wholesale distributor with another national independent wholesale distributor due to the bankruptcy of our then national wholesale food distributor. We do not believe there will be a material impact on the cost of food and paper products from this new distribution arrangement as the majority of the products used in our restaurants are proprietary and we are involved in negotiating their cost to the wholesaler. However, the cost of sales percentage in the first quarter of 2003 was impacted by the cost of purchases of product from third parties until the new distribution contract was effective as well as by the decrease in comparable sales. In addition, without changing the effect on the final product, we modified our pizza and pasta sauce recipes to utilize ready made sauce instead of crushed tomatoes as the base raw material. We estimate that this has added approximately .75% to our cost of food. The use of this product allows for more effective use of our restaurant staff in enhancing the overall guest experience at our quick-service locations. Changes in cheese prices did not have a significant effect on the change in cost of sales in the first quarter of fiscal 2003.

Cheese prices to date in the second quarter to date of fiscal 2003 have been slightly lower than in the comparable period in fiscal 2002.

Payroll and other employee benefits decreased by $2.3 million, as a percentage of restaurant sales, increased to 29.6% in the sixteen weeks ended April 20, 2003 from 28.3% of restaurant sales in the sixteen weeks ended April 21, 2002. Both effects were primarily due to the reduced level of sales.

Other operating expenses decreased by $2.2 million but increased to 37.9% of restaurant sales in the sixteen weeks ended April 20, 2003 from 35.4% in the sixteen weeks ended April 21, 2002 primarily due to increases in rent and other occupancy related expenses resulting from the renewal of existing leases at the end of their terms at higher rental rates, compounded, in the case of the percentage of restaurant sales, by the reduced level of sales. In addition, we are continuing to experience increases in our repair and maintenance costs due to the number of years that the majority of our locations have been operating and the results of the long-term utilization of their equipment.

Depreciation and amortization expense decreased by $0.9 million for the first quarter of fiscal 2003 from the same period in fiscal 2002. The reduction was due to fewer numbers of units in operation in fiscal 2003 ($0.6 million) and for locations that had been included in the provision for asset impairment in fiscal 2002 for which no depreciation was taken in fiscal 2003 and decreases in depreciation and amortization for locations that became fully depreciated during fiscal 2002.

General and administrative expenses were $8.7 million, or 9.4% of total revenues, for the sixteen weeks ended April 20, 2003, compared to $7.2 million, or 6.8% of total revenues, for the sixteen weeks ended April 21, 2002. Factors contributing to the increases were $0.2 million of legal fees incurred in connection with a lawsuit tried in fiscal 2003, a $0.2 million allowance for doubtful accounts receivable recorded with respect to our franchisee in Spain that declared bankruptcy during the first quarter of fiscal 2003, bonuses of $0.7 million that were granted to certain executive officers and higher quick-service field management travel and related costs relating to a number of regional field management meetings that were held in the beginning of fiscal 2003.

During the first sixteen weeks of fiscal 2003 and 2002, we recorded provisions for restaurant closings of $0.5 million and $0.1 million, respectively.

Minority interest represents the share of the minority holders' interests in the earnings or loss of a joint venture in which we have a majority interest. In early fiscal 2002, we closed one of the two locations owned by this joint venture. The closed unit had a nominal operating loss in the first quarter of fiscal 2002.

Interest expense of $9.6 million for the first quarter of both fiscal 2003 and 2002 relates to the 11%, $255.0 million senior notes issued to finance our going private transaction ($8.6 million), the 8.4%, $16.0 million mortgage loan on our corporate headquarters in 2001 ($0.5 million) and fees for unused borrowing capacity under our credit agreement ($0.1 million). In addition, $0.4 million in each of the first quarter of fiscal 2003 and 2002 represents non-cash charges for the total of the accretion of the original issue discount on our senior notes and the amortization of deferred financing costs on the senior notes, credit agreement and the mortgage loan.

Interest income was approximately $0.2 million for each of the first quarters of fiscal 2003 and 2002. Higher cash available for investment in fiscal 2003 than in fiscal 2002 was offset by the lower prevailing interest rates in effect. The indenture under which our senior notes are issued and our credit agreement limit the types of investments which we may make.

Equity in the net income of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concepts in which we have a 50% or less ownership interest. The increase in our share of the equity in the net income of unconsolidated affiliates was primarily as a result of improved performance of our steakhouse joint venture. We have determined that we will continue, to the extent agreed with our joint venture partners, to develop and expand the steakhouse joint venture locations but do not intend to expand our other joint venture operations.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense for both the first quarter of fiscal 2003 and fiscal 2002 of approximately $0.3 million and $0.1 million, respectively, was for taxes owed to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in our joint ventures through cash generated from operations. At April 20, 2003, we had unrestricted cash and cash equivalents of $38.8 million and working capital of $17.1 million compared to unrestricted cash and cash equivalents of $22.5 million and working capital of $8.5 million at April 21, 2002.

Net cash used in operating activities was $12.1 million for the sixteen weeks ended April 20, 2003 compared to $9.5 million used during the sixteen weeks ended April 21, 2002. The $2.6 million increase in cash used resulted primarily from an $8.9 million reduction in EBITDA, an increase in prepaid expenses of approximately $2.3 million, primarily due to an increase in prepaid insurance in fiscal 2003 as compared to fiscal 2002, offset, in large part, by an $8.9 million increase in accounts payable and accrued expenses. Of the increase in accounts payable, approximately $2.6 million relates to the amount accrued for our bankrupt former national independent wholesale distributor. We are in negotiations with its creditors' committee with regard to the amount, if any, owed as we believe that significant additional costs were incurred after the bankruptcy filing date due to the bankruptcy. Accrued expenses for the first quarter of fiscal 2003 include the accrued bonuses of $0.7 million for certain executive officers discussed above. The increase also reflects approximately $2.1 million related to the financing of our insurance policies in fiscal 2003. Although our policies were also financed in fiscal 2002, no amounts were accrued as the financing terms had yet been finalized.

Net cash used in investing activities has historically been primarily for capital expenditures, including investments made by our consolidated other concepts. Net cash used in investing activities increased from $1.7 million for the sixteen weeks ended April 21, 2002 to $3.1 million for the sixteen weeks ended April 20, 2003 primarily due to an increase in quick service and renovation activity.

Net cash used in financing activities was $1.2 million for the sixteen weeks ended April 20, 2003 compared to $3.2 million in the comparable 2002 period, caused by a $2.0 million reduction in tax distributions to shareholders.

We incur annual cash interest expense of approximately $29.7 million under our senior notes and mortgage loan and may incur additional interest expense for borrowings under our credit agreement. In addition to debt service, we expect that our other liquidity needs will relate to capital expenditures, working capital, investments in other ventures, distributions to shareholders permitted under the indenture for the senior notes and the credit agreement and general corporate purposes. We believe that aggregate restaurant capital expenditures and our investments in joint ventures during the next twelve months will approximate the fiscal 2002 levels.

We expect our primary sources of liquidity to meet these needs will be cash flow from operations. Also at May 30, 2003, we had $28.1 million of undrawn availability under our bank credit agreement, net of outstanding letters of credit and guarantees of reimbursement obligations aggregating approximately $1.9 million.

We are subject to various covenants under the indenture under which our senior notes are issued and under our bank credit agreement. One of the covenants limits our ability to borrow funds (except under specifically permitted arrangements, such as up to $75.0 million of revolving credit loans) unless our consolidated interest ratio coverage (as defined), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters is at least 2.5 to 1. Another covenant limits our ability to make "restricted payments," including, among other things, dividend payments (other than as distributions pursuant to our tax payment agreement with our shareholders related to Subchapter S distributions) and investments in, among other things, unrestricted subsidiaries, to specified amounts determined under a formula contained in the indenture provided that that ratio is at least 2.0 to 1 after giving pro forma effect to the restricted payment. For the four fiscal quarters ended April 20, 2003, our consolidated interest coverage ratio was 1.59 to 1. As a result, we are not presently able to borrow funds (other than the specifically permitted indebtedness). Additionally, under the formula contained in the indenture, we may not presently make restricted payments other than certain permitted investments and tax distributions. We cannot make restricted payments until we increase the restricted payment availability by approximately $10.8 million, and then only to the extent of any excess over that amount.

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

Our contractual obligations and off balance sheet arrangements with respect to both our Sbarro quick service and our other concepts (both those in which we have a majority or minority interest) do not differ materially from the information disclosed in Item 7, Part 2 of our Annual Report on Form 10-K for the 2002 fiscal year.

We have received a waiver of compliance for the first quarter of fiscal 2003 from certain ratios required to be maintained under our bank credit agreement, as amended in March 2003. Our credit agreement requires that we maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (in each case with the guaranteeing subsidiaries, the same entities as our Restricted Subsidiaries under the indenture) of at least 1.4 to 1.0 beginning December 30, 2002 and 1.5 to 1.0 beginning December 28, 2003 on the four quarters ended April 20, 2003, this ratio was 1.36 to 1. We are also required to maintain a maximum ratio of consolidated senior debt to consolidated EBITDA (in each case with the guaranteeing subsidiaries) of 6.5 to 1.0 beginning December 30, 2002 and 6.0 to
1.0 beginning December 28, 2003. For the four quarters ended April 20, 2003, this ratio was 6.67 to 1.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS
------------------------------------------

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the sixteen weeks ending April 20, 2003, there have been no material changes in the accounting policies whose application may have a significant effect on our reported results of operations and financial position and that can require judgments by management that can affect their application from the matters discussed under the heading "Critical Accounting Policies and Judgments" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

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

Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to:

o    general economic, weather and business conditions;
o the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;
o    changes in consumer tastes;
o changes in population and traffic patterns, including the effect that military action and terrorism or other events may have on the willingness of consumers to frequent shopping malls, airports or downtown areas which are the predominant areas in which our restaurants are located;
o    our ability to continue to attract franchisees;
o the success of the our present, and any future, joint ventures and other expansion opportunities;
o the availability of food (particularly cheese and tomatoes) and paper products at current prices;
o    our ability to pass along cost increases to our customers;
o    no material increase occurring in the Federal minimum wage;
o    the continuity of services of members of our senior management team;
o our ability to attract and retain competent restaurant and executive managerial personnel;
o    competition;
o    the level of, and our ability to comply with, government regulations;
o our ability to generate sufficient cash flow to make interest payments and principal under our senior notes and credit agreement;
o our ability to comply with covenants contained in the indenture under which the senior notes are issued and in our bank credit agreement, and the effects which the restrictions imposed by those covenants may have on our ability to operate our business; and
o our ability to repurchase senior notes to the extent required and make repayments under our credit agreement to the extent required in the event we make certain asset sales or experience a change of control.

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

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

We have historically invested our cash on hand in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. The indenture under which our senior notes are issued limits the investments we may make. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.

Future borrowings under our credit facility (none are currently outstanding) will be at rates that float with the market and, therefore, will be subject to fluctuations in interest rates. Our $255.0 million senior notes bear a fixed interest rate of 11.0%. We are not a party to, and do not expect to enter into any interest rate swaps or other instruments to hedge interest rates.

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

ITEM 4.   CONTROLS AND PROCEDURES

               (a) Evaluation of disclosure controls and procedures

               Within 90 days prior to the date of this report, an evaluation was carried out of the effectiveness of the design and operation of our "disclosure controls and procedures," as defined in, and pursuant to Rule 13a-14c of the Securities Exchange Act of 1934 by our Chairman of the Board, President and principal executive officer and Vice President, Controller and principal accounting officer (the person performing the function of our principal financial officer). Based on that evaluation these officers concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to ensure that material information relating to us and our subsidiaries is made known to them.

               (b) Changes in internal controls

               There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the evaluation discussed above.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 1.  Legal proceedings

         On December 20, 1999, fourteen current and former general managers of Sbarro restaurants in California amended a complaint against us filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the Court denied the motion. The trial was concluded in April 2003, and the parties have submitted post-trial briefs. The Court has not yet issued a judgment.

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits:

4.02(d) Letter agreement dated May 30, 2003 with respect to the Credit Agreement dated as of September 23, 1999 between Sbarro, Inc. and Citibank N.A. as successor to European American Bank, as agent.

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

(b) Reports on Form 8-K:

                  None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SBARRO, INC.
                                          -------------------------------------
                                          Registrant


Date:       June 3, 2003              By: /s/ MARIO SBARRO
      ---------------------               -------------------------------------
                                          Mario Sbarro
                                          Chairman of the Board and President
                                          (Principal Executive Officer)


Date:       June 3, 2003              By:  /s/ STEVEN B. GRAHAM
      ---------------------               -------------------------------------
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


Date: June 3, 2003                       /s/ MARIO SBARRO
                                        ----------------------------------------
                                        Mario Sbarro,
                                        Chairman of the Board and President
                                        (Principal Executive Officer)

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

Date:    June 3, 2003                   /s/ STEVEN B. GRAHAM
                                        ----------------------------------------
                                        Steven B. Graham,
                                        Vice President and Controller
                                        (Principal Accounting Officer and person
                                        performing the function of our
                                        principal financial officer)

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------


4.02(d) Letter agreement dated May 30, 2003 with respect to the Credit Agreement dated as of September 23, 1999 between Sbarro, Inc. and Citibank N.A. as successor to European American Bank, as agent.

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