Form 10-Q
period 2003-07-13
SBARRO INC
filed 2003-08-27
CIK 766004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JULY 13, 2003             COMMISSION FILE NUMBER 333-90817


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

THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF AUGUST 22, 2003 WAS 7,064,328.

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

Consolidated Financial Statements:

    Balance Sheets - July 13, 2003 (unaudited) and December 29, 2002.........3-4

    Statements of Operations (unaudited) - Twenty-eight Weeks and Twelve
        Weeks ended July 13, 2003 and July 14, 2002..........................5-6

    Statements of Cash Flows (unaudited) - Twenty-eight Weeks ended
        July 13, 2003 and July 14, 2002......................................7-8

    Notes to Unaudited Consolidated Financial Statements - July 13, 2003....9-26

Management's Discussion and Analysis of Financial Condition and Results
    of Operations..........................................................27-36

Qualitative and Quantitative Disclosures of Market Risk.......................36

Controls and Procedures ......................................................37

PART II. OTHER INFORMATION....................................................38
         -----------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                          SBARRO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                 (In thousands except share data)
                                                                                 --------------------------------
                                                                             July 13, 2003         December 29, 2002
                                                                             -------------         -----------------
                                                                              (unaudited)
Current assets:

     Cash and cash equivalents                                                 $ 42,505               $ 55,150
     Restricted cash for untendered shares                                           21                     21
     Receivables, net of allowance for doubtful accounts of $250 in 2003 and $491 in 2002:

         Franchisee                                                               1,857                  2,059
         Other                                                                    1,583                  1,244
                                                                               --------               --------
                                                                                  3,440                  3,303

     Inventories                                                                  2,280                  3,285
     Prepaid expenses                                                             8,331                  2,362
     Current portion of loans receivable from shareholders                           68                  3,232
                                                                               --------               --------
         Total current assets                                                    56,645                 67,353

Property and equipment, net                                                     107,079                115,081

Intangible assets:

   Trademarks, net                                                              195,916                195,916
   Goodwill, net                                                                  9,204                  9,204
   Deferred financing costs and other, net                                        6,055                  6,632

Loans receivable from shareholders, less current portion                          6,094                  2,800

Other assets                                                                      8,318                  7,787
                                                                               --------               --------
                                                                               $389,311               $404,773
                                                                               ========               ========


            See notes to unaudited consolidated financial statements



                          SBARRO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                            (In thousands except share data)
                                                                            --------------------------------
                                                                              July 13, 2003        December 29, 2002
                                                                              -------------        -----------------
                                                                               (unaudited)

Current liabilities:

     Amounts due for untendered shares                                         $     21               $     21
     Accounts payable                                                            14,503                 10,279
     Accrued expenses                                                            17,098                 21,623
     Accrued interest payable                                                     9,260                  8,181
     Current portion of mortgage payable                                            162                    154
                                                                               --------               --------
         Total current liabilities                                               41,044                 40,258

Deferred rent                                                                     8,920                  8,474

     Long-term debt, net of original issue

         discount, less current portion                                         268,049                267,941

Contingencies

Shareholders' equity:

     Preferred stock, $1 par value; authorized 1,000,000 shares;

         none issued                                                                 --                     --
     Common stock, $.01 par value; authorized 40,000,000 shares;
         issued and outstanding 7,064,328 shares at July 13,

         2003 and December 29, 2002                                                  71                     71
     Additional paid-in capital                                                      10                     10
     Retained earnings                                                           71,217                 88,019
                                                                               --------               --------
                                                                                 71,298                 88,100
                                                                               --------               --------
                                                                               $389,311               $404,773
                                                                               ========               ========


            See notes to unaudited consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                 (In thousands)
                                                                                 --------------
                                                                       For the twenty-eight weeks ended:
                                                                       ---------------------------------
                                                                     July 13, 2003           July 14, 2002
                                                                     -------------           -------------
Revenues:

     Restaurant sales                                                $ 156,754                $ 176,448
     Franchise related income                                            5,330                    5,075
     Real estate and other                                               3,074                    3,015
                                                                     ---------                ---------
     Total revenues                                                    165,158                  184,538
                                                                     ---------                ---------

Costs and expenses:
     Restaurant operating expenses:
        Cost of food and paper products                                 33,547                   34,854
        Payroll and other employee benefits                             45,827                   50,056
        Other operating costs                                           59,529                   62,377
     Depreciation and amortization                                      10,409                   11,912
     General and administrative                                         14,066                   12,699
     Provision for restaurant closings                                   1,057                    2,229
                                                                     ---------                ---------
        Total costs and expenses                                       164,435                  174,127
                                                                     ---------                ---------
Operating income before minority interest                                  723                   10,411
Minority interest                                                          (10)                     (33)
                                                                     ---------                ---------
     Operating income                                                      713                   10,378
                                                                     ---------                ---------

Other income (expense):

     Interest expense                                                  (16,763)                 (16,740)
     Interest income                                                       411                      260
     Equity in net income of unconsolidated affiliates                     511                      545
                                                                     ---------                ---------
     Net other expense                                                 (15,841)                 (15,935)
                                                                     ---------                ---------

Loss before income taxes                                               (15,128)                  (5,557)
Income taxes                                                               574                      201
                                                                     ---------                ---------

Net loss                                                             $ (15,702)               $  (5,758)
                                                                     =========                =========

            See notes to unaudited consolidated financial statements



                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


                                                                                (In thousands)
                                                                                --------------
                                                                          For the twelve weeks ended:
                                                                          ---------------------------
                                                                     July 13, 2003          July 14, 2002
                                                                     -------------          -------------
Revenues:

     Restaurant sales                                                $ 68,245                $ 75,679
     Franchise related income                                           2,391                   2,332
     Real estate and other                                              1,407                   1,321
                                                                     --------                --------
     Total revenues                                                    72,043                  79,332
                                                                     --------                --------

Costs and expenses:
     Restaurant operating expenses:
        Cost of food and paper products                                14,243                  14,846
        Payroll and other employee benefits                            19,816                  21,567
        Other operating costs                                          25,797                  26,660
     Depreciation and amortization                                      4,513                   5,088
     General and administrative                                         5,347                   5,544
     Provision for restaurant closings                                    528                   2,105
                                                                     --------                --------
        Total costs and expenses                                       70,244                  75,810
                                                                     --------                --------
Operating income before minority interest                               1,799                   3,522
Minority interest                                                          (5)                    (14)
                                                                     --------                --------
     Operating income                                                   1,794                   3,508
                                                                     --------                --------

Other income (expense):

     Interest expense                                                  (7,180)                 (7,166)
     Interest income                                                      197                     106
     Equity in net income of unconsolidated affiliates                    230                     284
                                                                     --------                --------
     Net other expense                                                 (6,753)                 (6,776)
                                                                     --------                --------

Loss before income taxes                                               (4,959)                 (3,268)
Income taxes                                                              253                      69
                                                                     --------                --------

Net loss                                                             $ (5,212)               $ (3,337)
                                                                     ========                ========


            See notes to unaudited consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  (In thousands)
                                                                                  --------------
                                                                        For the twenty-eight weeks ended:
                                                                        ---------------------------------
                                                                        July 13, 2003      July 14, 2002
                                                                        -------------      -------------
Operating activities:

Net loss                                                                  $(15,702)          $ (5,758)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

      Depreciation and amortization                                         11,192             12,695
      Provision for restaurant closings                                         71              1,729
      Increase in deferred rent, net                                           212                354
      Gain on sale of other concept unit                                      (200)                --
      Loss on sale of other concept unit included in prior year
          asset impairment costs                                               250                 --
      Minority interest                                                         10                 33
      Equity in net income of unconsolidated affiliates                       (511)              (545)
      Dividends received from unconsolidated affiliate                         119                311
Changes in operating assets and liabilities:

      Decrease in receivables                                                  422                903
      Decrease in inventories                                                1,005                647
      Increase in prepaid expenses                                          (5,694)            (6,965)
      Increase in other assets                                                (130)              (150)
      Increase (decrease) in accounts payable and accrued
          expenses                                                           1,160             (3,345)
      Increase in accrued interest payable                                   1,079              1,079
                                                                          --------           --------

Net cash (used in) provided by operating activities                         (6,717)               988
                                                                          --------           --------


            See notes to unaudited consolidated financial statements





                          SBARRO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                    (In thousands)
                                                                    --------------
                                                           For the twenty-eight weeks ended:
                                                           ---------------------------------
                                                          July 13, 2003      July 14, 2002
                                                          -------------      -------------
Investing activities:

Purchases of property and equipment                         $ (4,739)          $ (4,053)
                                                            --------           --------
     Net cash used in investing activities                    (4,739)            (4,053)
                                                            --------           --------

Financing activities:

Mortgage principal repayments                                    (88)               (81)
Tax distributions related to the prior fiscal year            (1,101)            (3,125)
                                                            --------           --------
     Net cash used in financing activities                    (1,189)            (3,206)
                                                            --------           --------

Decrease in cash and cash equivalents                        (12,645)            (6,271)

Cash and cash equivalents at beginning of period              55,150             36,952
                                                            --------           --------

Cash and cash equivalents at end of period                  $ 42,505           $ 30,681
                                                            ========           ========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                $    330           $    483
                                                            ========           ========

Cash paid during the period for interest                    $ 14,867           $ 14,892
                                                            ========           ========



            See notes to unaudited consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of our consolidated financial position at July 13, 2003 and our consolidated results of operations and cash flows for the twenty-eight and twelve week periods ended July 13, 2003 and July 14, 2002 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

2.       NEW ACCOUNTING PRONOUNCEMENTS:

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement eliminates the prior requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement and contains other nonsubstantive corrections to authoritative accounting literature in SFAS No. 4, 44 and 64. The changes in SFAS No. 145 related to debt extinguishment were effective for us at the beginning of our 2003 fiscal year and the other changes were effective for us beginning with transactions after May 15, 2002. Adoption of this standard has not impacted our financial position and results of operations.

         In June 2002,  the FASB  issued  SFAS No.  146,  "Accounting  for Costs
         Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment for an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 changes the timing of expense recognition for certain costs we incur while closing restaurants or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. Adoption of SFAS 146 did not have a material impact on our financial statements for the quarter and year to date ended July 13, 2003.

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         FIN 46, "Consolidation of Variable Interest Entities," is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. The provisions of FIN 46 must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the third quarter of 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. We are currently reviewing the potential impact of FIN 46 on our financial statements. We expect any disclosure or consolidation requirements arising from the adoption will be immaterial.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have not entered into any financial instruments within the scope of SFAS No. 150 since May 31, 2003, nor do we currently hold any financial instruments within its scope.

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.       LONG-TERM DEBT:

         We have received a waiver of compliance for the second quarter of fiscal 2003 from certain ratios required to be maintained under our bank credit agreement, as amended. Our credit agreement requires that we maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (in each case together with our subsidiaries that guarantee our obligations under the bank agreement, which are the same entities as our Restricted Subsidiaries under the indenture under which our senior notes are issued) of at least 1.4 to 1.0 beginning December 30, 2002 and 1.5 to 1.0 beginning December 28, 2003. For the four quarters ended July 13, 2003, this ratio was 1.27 to 1. We are also required to maintain a maximum ratio of consolidated senior debt to consolidated EBITDA (in each case with the guaranteeing subsidiaries) of 6.5 to 1.0 beginning December 30, 2002 and 6.0 to 1.0 beginning December 28, 2003. For the four quarters ended July 13, 2003, this ratio was 7.1 to 1.

         We are subject to various covenants under the indenture under which our senior notes are issued and under our bank credit agreement. One of the covenants limits our ability to borrow funds (except under specifically permitted arrangements, such as up to $75.0 million of revolving credit loans) unless our consolidated interest ratio coverage (as defined), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters is at least 2.5 to 1. Another covenant limits our ability to make "restricted payments," including, among other things, dividend payments (other than as distributions pursuant to our tax payment agreement with our shareholders related to Subchapter S distributions) and investments in, among other things, unrestricted subsidiaries, to specified amounts determined under a formula contained in the indenture provided (except with respect to certain permitted investments and tax distributions) that our interest coverage ratio is at least 2.0 to 1 after giving pro forma effect to the restricted payment. For the four fiscal quarters ended July 13, 2003, our consolidated interest coverage ratio was 1.5 to 1. As a result, we are not presently able to borrow funds (other than the specifically permitted indebtedness). Additionally, under the formula contained in the indenture, we cannot make restricted payments other than certain permitted investments and tax distributions until we increase the restricted payment availability by approximately $16 million, and then only to the extent of any excess over that amount.

         We were in compliance with the various covenants in the indenture for our senior notes, and our mortgage as of July 13, 2003.

4.       INCOME TAXES:

         During the twenty-eight weeks ended July 13, 2003, we made a Subchapter S tax distribution to our shareholders, based on our tax basis income for fiscal 2002, that totaled $1.1 million compared to a $3.1 million Subchapter S tax distribution made during the twenty-eight weeks ended July 14, 2002, based on our tax basis income for fiscal 2001.

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       RELATED PARTY TRANSACTIONS:

         On April 6, 2003, loans of $3.23 million to certain of our shareholders were extended to April 6, 2005. The notes bear interest at 4.63% per annum.

         In March 2003, we extended a loan of $40,000 to Gennaro A. Sbarro, Corporate Vice President and President of our Franchising and Licensing Division, to March 28, 2004. The note bears interest at 2.69% per annum.

         Anthony Missano, Corporate Vice President and President of our Quick Service Division, entered into a note in our favor in the amount of $89,687, plus interest at 2.96%, that is repayable over five years, with respect to the payment of royalties due us for 2001 and 2000 from a company, that is a franchisee of ours, that is owned by the daughter of Joseph Sbarro who is Mr. Missano's wife.

         On March 3, 2003, a company in which Gennaro J. Sbarro, Corporate Vice President and President of our Casual and Fine Dining Division, has a 50% interest, signed a franchise agreement with us for a new location. The terms of the franchise agreement are similar to those in agreements entered into by us with unrelated franchisees. The lease for the location was entered into in September 2002 by one of our subsidiaries. Subsequent to that date, we determined that the economics of the location would be better suited for a franchise operator and, as such, it was subsequently subleased to this franchisee. Payments under the sublease will be made directly to the landlord by the franchisee. Future minimum rental payments under the lease for this location over the term of the lease, which expires in 2018, are approximately $2.6 million. The location is expected to open in the third quarter of fiscal 2003.

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

         On September 6, 2000, eight other current and former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Orange County alleging that the plaintiffs were improperly classified as exempt employees under
         California  wage  and hour  law.  The  plaintiffs  are  seeking  actual
         damages,   punitive

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiffs are represented by the same counsel who is representing the plaintiffs in the case discussed in the preceding paragraph. We have separately settled with four of the plaintiffs in this action for immaterial amounts. The parties to this case have agreed that it will be settled upon the same terms and conditions that the court orders in connection with its decision in the case discussed in the preceding paragraph.

         On March 22, 2002, five former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Los Angeles County. The complaint alleges that the plaintiffs were illegally required to perform labor services without proper premium overtime compensation from at least May of 1999. The plaintiffs are seeking actual damages, punitive damages and attorney's fees and costs, each in unspecified amounts. In addition, plaintiffs have requested class action status for all managerial employees who worked overtime and/or were not otherwise paid regular wages due and owing from May 1999 to present. This case is currently in the discovery phase.

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

         The following condensed consolidating financial information presents:

         (1) Condensed consolidating balance sheets as of July 13, 2003 (unaudited) and December 29, 2002 and statements of operations for the twenty-eight and twelve weeks ended July 13, 2003 (unaudited) and July 14, 2002 (unaudited) and cash flows for the twenty-eight weeks ended July 13, 2003 (unaudited) and July 14, 2002 (unaudited) of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                               AS OF JULY 13, 2003
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                           Guarantor      Nonguarantor                    Consolidated
                                            Parent       Subsidiaries     Subsidiaries    Eliminations       Total
                                            ------       ------------     ------------    ------------       -----
Current assets:
   Cash and cash equivalents               $  37,726     $   4,014     $     765                           $  42,505
   Restricted cash for untendered                 21             -             -                                  21
     shares

   Receivables less allowance for
     doubtful accounts of $250:

     Franchise                                 1,857             -             -                               1,857
     Other                                       142           733           708                               1,583
                                           ---------     ---------     ---------                           ---------

                                               1,999           733           708                               3,440

   Inventories                                   964         1,179           137                               2,280
   Prepaid expenses                            6,596         1,507           228                               8,331

   Current portion of loans receivable
     from shareholders                            68             -             -                    -             68
                                           ---------     ---------     ---------            ---------      ---------
     Total current assets                     47,374         7,433         1,838                              56,645

 Intercompany receivables                      6,734       312,642             -            $(319,376)             -

Investment in subsidiaries                    65,469             -             -              (65,469)             -

Property and equipment, net                   40,052        61,609         5,418                    -        107,079

Intangible assets, net:
   Trademarks, net                           195,916             -             -                    -        195,916
   Goodwill, net                               9,204             -             -                    -          9,204
   Deferred financing costs and other,
      net                                      5,804           251             -                    -          6,055

Loans receivable from shareholders             6,094             -             -                    -          6,094

Other assets                                   9,760         1,826          (791)              (2,477)         8,318
                                           ---------     ---------     ---------            ---------      ---------

                                           $ 386,407     $ 383,761     $   6,465            $(387,322)     $ 389,311
                                           =========     =========     =========            =========      =========

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                               AS OF JULY 13, 2003
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           Guarantor     Nonguarantor                     Consolidated
                                             Parent      Subsidiaries    Subsidiaries     Eliminations       Total
                                             ------      ------------    ------------     ------------    ------------
Current liabilities:

   Amounts due for untendered shares       $      21                                                       $      21
   Accounts payable                           13,485      $     254      $     764                            14,503
   Accrued expenses                           13,955          1,224          1,919                            17,098
   Accrued interest payable                    9,260              -              -                             9,260
   Current portion of mortgage payable             -            162              -                               162
                                           ---------      ---------      ---------                         ---------
     Total current liabilities                36,721          1,640          2,683                            41,044

Intercompany payables                        312,642          2,958          3,776        $(319,376)               -

Deferred rent                                  8,216              -            704                -            8,920

Long-term debt, net of
   original issue discount                   252,653         15,396              -                -          268,049

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; none
     issued                                        -              -              -                -                -
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                       71              -              -                -               71
   Additional paid-in capital                     10         65,469          2,477          (67,946)              10
   Retained earnings (deficit)                (3,175)      (223,906)       298,298                -           71,217
                                           ---------      ---------      ---------        ---------        ---------

                                            (223,825)       363,767        (67,946)            (698)          71,298
                                           ---------      ---------      ---------        ---------        ---------

                                           $ 386,407      $ 383,761      $   6,465        $(387,322)       $ 389,311
                                           =========      =========      =========        =========        =========

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 29, 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS


                                                           Guarantor     Nonguarantor                     Consolidated
                                             Parent      Subsidiaries    Subsidiaries     Eliminations       Total
                                             ------      ------------    ------------     ------------    ------------
Current assets:
   Cash and cash equivalents                 $ 47,636        $  6,539         $  975                         $ 55,150
   Restricted cash for untendered
      shares                                       21               -              -                               21
   Receivables less allowance for
      doubtful accounts of $491:
      Franchise                                 2,059                              -                            2,059
      Other                                        69           1,088             87                            1,244
                                             --------        --------         ------                         --------
                                                2,128           1,088             87                            3,303

   Inventories                                  1,417           1,725            143                            3,285
   Prepaid expenses                             2,677            (342)            27                            2,362
   Current portion of loans receivable
      from shareholders                         3,232               -              -                            3,232
                                             --------        --------         ------                         --------
     Total current assets                      57,111           9,010          1,232                           67,353

Intercompany receivables                        8,505         313,877              -        $(322,382)              -

Investment in subsidiaries                     65,469               -              -          (65,469)              -

Property and equipment, net                    42,762          65,726          6,593                -         115,081

Intangible assets:

   Trademarks, net                            195,916               -              -                -         195,916
   Goodwill, net                                9,324               -              -             (120)          9,204
   Deferred financing costs, net                6,361             271              -                -           6,632

   Loans receivable from shareholders,
      less current portion                      2,800               -              -                -           2,800

   Other assets                                 8,742           1,705           (303)          (2,357)          7,787
                                             --------        --------         ------        ---------        --------
                                             $396,990        $390,589         $7,522        $(390,328)       $404,773
                                             ========        ========         ======        =========        ========

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 29, 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           Guarantor     Nonguarantor                     Consolidated
                                             Parent      Subsidiaries    Subsidiaries     Eliminations       Total
                                             ------      ------------    ------------     ------------    ------------
Current liabilities:


   Amounts due for untendered shares       $       21                                                       $      21
   Accounts payable                             9,503       $     212    $       564                           10,279
   Accrued expenses                            17,887           1,560          2,176                           21,623
   Accrued interest payable                     8,181               -              -                            8,181
   Current portion of
      mortgage payable                              -             154              -                              154
                                           ----------       ---------    -----------                         --------
     Total current liabilities                 35,592           1,926          2,740                           40,258
                                           ----------       ---------    -----------        ---------        --------

Intercompany payables                         313,877           3,308          5,197        $(322,382)              -
                                           ----------       ---------    -----------        ---------        --------

Deferred rent                                   7,793               -            681                -           8,474
                                           ----------       ---------    -----------        ---------        --------

Long-term debt, net of original issue
   discount                                   252,449          15,492              -                -         267,941
                                           ----------       ---------    -----------        ---------        --------

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; None
     issued                                         -               -              -                -               -
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               -              -                -              71
   Additional paid-in capital                      10          65,469          2,477          (67,946)             10
   Retained earnings (deficit)               (212,802)        304,394         (3,573)               -          88,019
                                           ----------       ---------    -----------        ---------        --------

                                             (212,721)        369,863         (1,096)         (67,946)         88,100
                                           ----------       ---------    -----------        ---------        --------

                                           $  396,990       $ 390,589    $     7,522        $(390,328)       $404,773
                                           ==========       =========    ===========        =========        ========

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE TWENTY-EIGHT WEEKS ENDED JULY 13, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           Guarantor     Nonguarantor                     Consolidated
                                             Parent      Subsidiaries    Subsidiaries     Eliminations       Total
                                             ------      ------------    ------------     ------------    ------------
Revenues:
---------

   Restaurant sales                          $ 66,633         $82,261        $ 7,860                         $156,754
   Franchise related income                     5,330               -              -                            5,330
   Real estate and other                        1,489           1,551             34                            3,074
   Intercompany charges                         5,492               -              -        $  (5,492)              -
                                             --------         -------        -------        ---------        --------
         Total revenues                        78,944          83,812          7,894           (5,492)        165,158
                                             --------         -------        -------        ---------        --------

Cost and expenses:
   Restaurant operating expenses:
       Cost of food and paper products         13,578          17,914          2,055                -          33,547
       Payroll and other employee
         benefits                              18,866          24,245          2,716                -          45,827
       Other operating costs                   27,024          30,378          2,127                -          59,529
   Depreciation and amortization                4,697           5,173            539                -          10,409
   General and administrative                   8,454           5,706            (94)               -          14,066
   Provision for restaurant closings              900               -            157                -           1,057
   Intercompany charges                             -           5,492              -           (5,492)              -
                                             --------         -------        -------        ---------        --------

       Total costs and expenses                73,519          88,908          7,500           (5,492)        164,435
                                             --------         -------        -------        ---------        --------

Operating income (loss) before
    minority interest                           5,425          (5,096)           394                -             723
Minority interest                                   -               -            (10)               -             (10)
                                             --------         -------        -------        ---------        --------
Operating income (loss)                         5,425          (5,096)           384                -             713
                                             --------         -------        -------        ---------        --------

Other (expense) income:

   Interest expense                           (15,978)           (785)             -                -         (16,763)
   Interest income                                411               -              -                -             411
   Equity in net income  of
     unconsolidated affiliates                    511               -              -                -             511
                                             --------         -------        -------        ---------        --------

Net other expense                             (15,056)           (785)             -                -         (15,841)
                                             --------         -------        -------        ---------        --------

(Loss) income before income taxes              (9,631)         (5,881)           384                -         (15,128)
Income taxes                                      373             215            (14)               -             574
                                             --------         -------        -------        ---------        --------

Net (loss) income                            $(10,004)        $(6,096)       $   398                -        $(15,702)
                                             ========         =======        =======        =========        ========

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE TWENTY-EIGHT WEEKS ENDED JULY 14, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           Guarantor     Nonguarantor                     Consolidated
                                             Parent      Subsidiaries    Subsidiaries     Eliminations       Total
                                             ------      ------------    ------------     ------------    ------------
Revenues:

   Restaurant sales                        $   72,797       $  90,905       $ 12,746                         $176,448
   Franchise related income                     5,075               -              -                            5,075
   Real estate and other                        1,464           2,035              -        $    (484)          3,015
   Intercompany charges                             -           7,440              -           (7,440)              -
                                           ----------       ---------       --------        ---------        --------
         Total revenues                        79,336         100,380         12,746           (7,924)        184,538
                                           ----------       ---------       --------        ---------        --------

Cost and expenses:
   Restaurant operating expenses:

       Cost of food and paper products         12,828          18,686          3,340                -          34,854
       Payroll and other employee
         benefits                              20,091          25,315          4,650                -          50,056
       Other operating costs                   24,996          33,232          4,149                -          62,377
   Depreciation and amortization                5,117           6,157            638                -          11,912
   General and administrative                   6,697           6,285            201             (484)         12,699
   Provision for restaurant closings            2,070               -            159                -           2,229
   Intercompany charges                         7,440               -              -           (7,440)               -
                                           ----------       ---------       --------        ---------        --------
       Total costs and expenses                79,239          89,675         13,137           (7,924)        174,127
                                           ----------       ---------       --------        ---------        --------

Operating income (loss) before minority
   interest                                        97          10,705           (391)               -          10,411
Minority interest                                   -               -            (33)               -             (33)
                                           ----------       ---------       --------        ---------        --------
Operating income (loss)                            97          10,705           (424)               -          10,378
                                           ----------       ---------       --------        ---------        --------

Other (expense) income:

   Interest expense                           (15,948)           (792)             -                -         (16,740)
   Interest income                                260               -              -                -             260
   Equity in net income  of
     unconsolidated affiliates                    545               -              -                -             545
                                           ----------       ---------       --------        ---------        --------

Net other expense                             (15,143)           (792)             -                -         (15,935)
                                           ----------       ---------       --------        ---------        --------

(Loss) income before income taxes             (15,046)          9,913           (424)               -          (5,557)
Income (benefit) taxes                           (143)            359            (15)               -             201
                                           ----------       ---------       --------        ---------        --------

Net  (loss) income                         $  (14,903)      $   9,554       $   (409)       $       -        $ (5,758)
                                           ==========       =========       ========        =========        ========

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE TWELVE WEEKS ENDED JULY 13, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           Guarantor     Nonguarantor                     Consolidated
                                             Parent      Subsidiaries    Subsidiaries     Eliminations       Total
                                             ------      ------------    ------------     ------------    ------------
Revenues:
---------

   Restaurant sales                          $ 29,217       $  35,667        $ 3,361                          $68,245
   Franchise related income                     2,391               -              -                            2,391
   Real estate and other                          709             664             34                            1,407
   Intercompany charges                         2,333               -              -       $   (2,333)              -
                                             --------       ---------        -------       ----------         -------
         Total revenues                        34,650          36,331          3,395           (2,333)         72,043
                                             --------       ---------        -------       ----------         -------

Cost and expenses:
   Restaurant operating expenses:

       Cost of food and paper products          5,780           7,590            873                -          14,243
       Payroll and other employee
         benefits                               8,235          10,451          1,130                -          19,816
       Other operating costs                   11,886          13,041            870                -          25,797
   Depreciation and amortization                2,053           2,233            227                -           4,513
   General and administrative                   3,455           2,081           (189)               -           5,347
   Provision for restaurant closings              500               -             28                -             528
   Intercompany charges                             -           2,333              -           (2,333)              -
                                             --------       ---------        -------       ----------         -------
       Total costs and expenses                31,909          37,729          2,939           (2,333)         70,244
                                             --------       ---------        -------       ----------         -------

Operating income (loss) before
   minority interest                            2,741          (1,398)           456                -           1,799
Minority interest                                   -               -             (5)               -              (5)
                                             --------       ---------        -------       ----------         -------
Operating income (loss)                         2,741          (1,398)           451                -           1,794
                                             --------       ---------        -------       ----------         -------

Other (expense) income:

   Interest expense                            (6,847)           (333)             -                -          (7,180)
   Interest income                                197               -              -                -             197
   Equity in net income  of                                                                         -               -
     unconsolidated affiliates                    230               -              -                -             230
                                             --------       ---------        -------       ----------         -------

Net other expense                              (6,420)           (333)             -                -          (6,753)
                                             --------       ---------        -------       ----------         -------

Income (loss) before income taxes              (3,679)         (1,731)           451                -          (4,959)
Income taxes (benefit)                            186              83            (16)               -             253
                                             --------       ---------        -------       ----------         -------

Net income (loss)                            $ (3,865)      $  (1,814)       $   467       $        -         $(5,212)
                                             ========       =========        =======       ==========         =======

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE TWELVE WEEKS ENDED JULY 14, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           Guarantor     Nonguarantor                     Consolidated
                                             Parent      Subsidiaries    Subsidiaries     Eliminations       Total
                                             ------      ------------    ------------     ------------    ------------
Revenues:

   Restaurant sales                        $   31,384      $   38,702       $  5,593                          $75,679
   Franchise related income                     2,332               -              -                            2,332
   Real estate and other                          655             874              -       $     (208)          1,321
   Intercompany charges                             -           3,390              -           (3,390)              -
                                           ----------      ----------       --------       ----------         -------
         Total revenues                        34,371          42,966          5,593           (3,598)         79,332
                                           ----------      ----------       --------       ----------         -------

Cost and expenses:
   Restaurant operating expenses:

       Cost of food and paper products          5,450           7,932          1,464                -          14,846
       Payroll and other employee
         benefits                               9,369          10,145          2,053                -          21,567
       Other operating costs                   10,215          14,815          1,630                -          26,660
   Depreciation and amortization                2,190           2,625            273                -           5,088
   General and administrative                   3,097           2,557             98             (208)          5,544
   Provision for restaurant closings            1,970               -            135                -           2,105
   Intercompany charges                         3,390               -              -           (3,390)              -
                                           ----------      ----------       --------       ----------         -------
       Total costs and expenses                35,681          38,074          5,653           (3,598)         75,810
                                           ----------      ----------       --------       ----------         -------

Operating (loss) income  before
   minority interest                           (1,310)          4,892            (60)               -           3,522
Minority interest                                   -               -            (14)               -             (14)
                                           ----------      ----------       --------       ----------         -------
Operating (loss) income                        (1,310)          4,892            (74)               -           3,508
                                           ----------      ----------       --------       ----------         -------

Other (expense) income:

   Interest expense                            (6,827)           (339)             -                -          (7,166)
   Interest income                                106               -              -                -             106
   Equity in net income  of
     unconsolidated affiliates                    284               -              -                -             284
                                           ----------      ----------       --------       ----------         -------

Net other expense                              (6,437)           (339)             -                -          (6,776)
                                           ----------      ----------       --------       ----------         -------

Income (loss) before income taxes              (7,747)          4,553            (74)               -          (3,268)
Income taxes (benefit)                             15              50              4                -              69
                                           ----------      ----------       --------       ----------         -------

Net (loss)  income                         $   (7,762)     $    4,503       $    (78)      $        -         $(3,337)
                                           ==========      ==========       ========       ==========         =======

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE TWENTY-EIGHT WEEKS ENDED JULY 13, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          Guarantor      Nonguarantor                          Consolidated
                                            Parent       Subsidiaries    Subsidiaries     Eliminations            Total
                                            ------       ------------    ------------     ------------         ------------
Operating Activities:
---------------------

Net (loss) income                           $(10,004)     $ (6,096)     $    398                  -             $(15,702)
Adjustments to reconcile net (loss)
  income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization                5,680         4,976           536                  -               11,192
  Provision for restaurant closing                71             -             -                  -                   71
  Increase (decrease) in deferred rent           215           (27)           24                  -                  212
  Gain on sale of other concept unit               -             -          (200)                 -                 (200)
  Loss on sale of other concept units
    included in prior year asset
    impairment costs                               -             -           250                  -                  250
  Minority interest                                -             -            10                  -                   10
  Equity in net income of
    unconsolidated affiliates                   (511)            -             -                  -                 (511)
  Dividends received from
    unconsolidated affiliates                    119             -             -                  -                  119
  Changes in operating assets and
    liabilities:                                   -
    Decrease (increase) in receivables            88           355           (21)                 -                  422
    Decrease in inventories                      452           547             6                  -                1,005
    Increase in prepaid expenses              (3,711)       (1,782)         (201)                 -               (5,694)
    (Increase) decrease in other assets         (592)          (27)          489                  -                 (130)
    Increase (decrease) in accounts
       payable and accrued expenses              852           375           (67)                 -                1,160
    Increase in accrued interest
    payable                                    1,079             -             -                  -                1,079
                                            --------      --------      --------            -------             --------

Net cash (used in) provided by
  operating activities                        (6,262)       (1,679)        1,224                  -               (6,717)
                                            --------      --------      --------            -------             --------

Investing activities:

Purchase of property and equipment            (3,080)       (1,508)         (151)                 -               (4,739)
                                            --------      --------      --------            -------             --------

Net cash used in investing activities         (3,080)       (1,508)         (151)                 -               (4,739)
                                            --------      --------      --------            -------             --------

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE TWENTY-EIGHT WEEKS ENDED JULY 13, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         Guarantor      Nonguarantor                      Consolidated
                                           Parent       Subsidiaries    Subsidiaries      Eliminations        Total
                                           ------       ------------    ------------      ------------    ------------
Financing Activities:
---------------------

Mortgage principal repayments                      -            (88)              -                             (88)
Tax distribution                              (1,101)             -               -                          (1,101)
Intercompany balances                            533            750          (1,283)                              -
                                             -------          -----         -------                         -------
Net cash (used in) provided by
   financing activities                         (568)           662          (1,283)                         (1,189)
                                             -------          -----         -------                         -------

Decrease in cash and
  cash equivalents                            (9,910)        (2,525)           (210)                        (12,645)
Cash and cash equivalents at
  beginning of period                         47,636          6,539             975                          55,150
                                             -------          -----         -------                         -------
Cash and cash equivalents at
  end of period                              $37,726         $4,014         $   765                         $42,505
                                             =======         ======         =======                         =======

Supplemental disclosure of cash
  flow Information:

Cash paid during the period for
  income taxes                               $   244         $   73         $    13             $  -           $330
                                             =======         ======         =======             ====        =======
Cash paid during the period for
  Interest                                   $14,102         $  765         $     -             $  -        $14,867
                                             =======         ======         =======             ====        =======

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE TWENTY-EIGHT WEEKS ENDED JULY 14, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           Guarantor     Nonguarantor                     Consolidated
Operating Activities:                        Parent      Subsidiaries    Subsidiaries     Eliminations       Total
---------------------                        ------      ------------    ------------     ------------    ------------
Net (loss) income                            $(14,903)        $ 9,554        $  (409)                         $(5,758)

Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
      Depreciation and amortization             5,879           6,178            638                           12,695
      Provision for restaurant closings         1,729               -              -                            1,729
      Increase (decrease) in deferred rent        372             (88)            70                              354
      Minority interest                             -               -             33                               33
      Equity in income of
     unconsolidated affiliates                   (545)              -              -                             (545)
    Dividends received from
     unconsolidated affiliates                    311               -              -                              311
    Changes in operating assets
     and liabilities:
     Decrease (increase) in receivables         1,298            (349)           (46)                             903
     Decrease (increase) in inventories           278             401            (32)                             647
     Increase in prepaid assets                (4,837)         (1,866)          (262)                          (6,965)
     (Increase) decrease in other
       assets                                    (327)            262             35            $(120)           (150)
     (Decrease) increase in accounts
       payable and accrued expenses              (148)         (1,722)        (1,595)             120          (3,345)
     Increase in accrued interest
       payable                                  1,079               -              -                -           1,079
                                             --------         -------         ------            -----         -------

Net cash (used in) provided by
    operating activities                       (9,814)         12,370         (1,568)               -             988

Investing activities:

Purchases of property and equipment            (3,939)            (33)           (81)               -          (4,053)
                                             --------         -------         ------            -----         -------

Net cash used in investing activities          (3,939)            (33)           (81)               -          (4,053)

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE TWENTY-EIGHT WEEKS ENDED JULY 14, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           Guarantor      Nonguarantor                    Consolidated
                                             Parent       Subsidiaries    Subsidiaries    Eliminations        Total
                                             ------       ------------    ------------    ------------    ------------
Financing activities:
---------------------

Mortgage principal repayments                      -            (81)             -                -            (81)
Distributions to shareholders                 (3,125)             -               -                -         (3,125)
Intercompany balances                         12,477        (13,210)            733                -              -
                                             -------       --------        --------          -------        -------
Net cash provided by (used in)
   financing activities                        9,352        (13,291)            733                -         (3,206)
                                             -------       --------        --------          -------        -------

Decrease in cash and
  cash equivalents                            (4,401)          (954)           (916)               -         (6,271)
Cash and cash equivalents at
  beginning of period                         29,673          5,437           1,842                -         36,952
                                             -------       --------        --------          -------        -------
Cash and cash equivalents at
  end of period                              $25,272         $4,483            $926          $     -        $30,681
                                             =======       ========        ========          =======        =======

Supplemental disclosure of cash
  flow information:

Cash paid during the period for
  income taxes                                  $293           $190        $      -          $     -           $483
                                             =======       ========        ========          =======        =======
Cash paid during the period for
  interest                                   $14,120       $    772        $      -          $     -        $14,892
                                             =======       ========        ========          =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:


                                            28 Weeks       28 Weeks        12 Weeks         12 Weeks              Fiscal Year
                                             Ended          Ended            Ended           Ended            -------------------
                                            07/13/03       07/14/02        07/13/03         07/14/02          2002           2001
                                            --------       --------        --------         --------          ----           ----
Company-owned restaurants:

   Opened during period                         1               3               1               1              13               9
   Acquired from (sold to)
     franchisees during period-net             (6)             (1)             (2)             (1)             (6)              -
   Closed during period                       (16)            (19)             (7)             (8)            (51)            (43)
                                             ----            ----            ----            ----            ----            ----
   Open at end of period (1)                  537             585             537             585             558             602

Franchised restaurants:

   Opened during period                        22              15              12               8              42              42
   Purchased from (sold to)
     Company during period-net                  6               1               2               1               6               -
   Closed or terminated during
      period                                  (13)            (13)             (5)             (5)            (20)            (20)
                                             ----            ----            ----            ----            ----            ----
   Open at end of period                      368             328              68             328             353             325

All restaurants:

   Opened during period                        23              18              13               9              55              51
   Closed or terminated during
     period                                   (29)             31             (12)            (13)            (71)            (63)
                                             ----            ----            ----            ----            ----            ----
   Open at end of period (1)                  905             913             905             913             911             927

Kiosks (all franchised) open at
   end of period                                3               4               3               4               3               4

----------
(1) Excludes 31, 34, 32 and 37 other concept units as of July 13, 2003 and July 14, 2002, the end of fiscal 2002 and the end of fiscal 2001, respectively.

Our business is subject to seasonal fluctuations, the effect of weather and economic conditions. Earnings have been highest in our fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season but fluctuates due to the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter. In recent years, our fourth quarter income has also fluctuated significantly due to a number of additional factors, including the adverse effect of the general economic downturn, the continuing effect of the events of September 11, 2001 and significant year-end adjustments relating to asset impairment and store closing costs. Due to the seasonality of our business, we perform the annual testing for impairment on our trademarks and goodwill as required by SFAS 142 after our fourth quarter is completed and more information is available to us. However, the evaluation of impairment of long-lived assets as required by SFAS 144 is made when events or circumstances indicate that the carrying amount of the assets may not be recoverable and considers many factors, in addition to seasonality. If impairment factors are present earlier than year-end, we record any adjustments as determined necessary through interim testing at that time.

Our consolidated EBITDA for the twenty-eight weeks ended July 13, 2003 was $11.6 million compared to $22.8 million for the twenty-eight weeks ended July 14, 2002. Our consolidated EBITDA for the twelve weeks ended July 13, 2003 was $6.5 million compared to $8.9 million for the twelve weeks ended July 14, 2002. EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles ("GAAP") of the United States or as a measure of a company's profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our senior notes in that EBITDA is one of the factors in the calculation of our compliance with the ratios in the indenture under which our senior notes are issued and our bank credit agreement, and to determine the commitment fee we pay on the unused portion of the credit facility under our bank credit agreement. We also internally use EBITDA as one of the measures to determine whether to continue or close restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our cash investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities. The following table reconciles EBITDA to our net loss which we believe is the most direct comparable financial measure to EBITDA, for each of the twenty-eight and twelve week periods presented (in thousands):


                                                   Twenty-eight weeks ended:            Twelve weeks ended:
                                                  07/13/03         07/14/02           07/13/03          07/14/02
                                                  --------         --------           --------          --------
   EBITDA                                         $11,633          $22,835             $6,537             $8,880
   Interest expense                               (16,763)         (16,740)            (7,180)            (7,166)
   Interest income                                    411              260                197                106
   Income taxes                                      (574)            (201)              (253)               (69)
   Depreciation and amortization                  (10,409)         (11,912)            (4,513)            (5,088)
                                                  --------         --------            -------            -------
      Net loss                                   $(15,702)         $(5,758)           $(5,212)           $(3,337)
                                                 =========         ========           ========           ========

Restaurant sales by Sbarro-owned quick service units and consolidated other concept units decreased 11.2% to $156.8 million for the twenty-eight weeks ended July 13, 2003 from $176.4 million in the twenty-eight weeks ended July 14, 2002 and decreased 9.8% to $68.2 million for the twelve weeks ended July 13, 2003 from $75.7 million in the twelve weeks ended July 14, 2002. The decrease in sales for the twenty-eight weeks ended July 13, 2003 reflects $14.9 million of lower sales of Sbarro quick service units and $4.8 million of lower sales of consolidated other concept units. Of the decline in Sbarro quick service unit restaurant sales, approximately $8.6 million resulted from a 5.7% decrease in comparable unit sales to $145.5 million. The decrease in sales for the twelve weeks ended July 13, 2003 reflects $5.2 million of lower sales of Sbarro quick service units and $2.2 million of lower sales of consolidated other concept units. Of the decline in Sbarro quick service unit restaurant sales for the twelve-week period, approximately $2.5 million resulted from a 3.9% decrease in comparable unit sales to $63.9 million. We believe that these declines were attributable to a reduction in shopping mall traffic related to the general economic downturn in the United States, the continuing impact of the events of September 11, 2001 and the effects of the threatened and then actual military action in Iraq during the first quarter of fiscal 2003. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal years. Since the end of fiscal 2001, we closed 60 more units than we opened (including twenty-two units closed during the first twenty-eight weeks of fiscal 2003), causing the remaining $6.3 and $2.7 million net reduction in Sbarro quick service unit sales. The units closed since the end of fiscal 2001 were generally low volume units that did not have a material impact on our results of operations. Of the decline in consolidated other concept unit sales, for the twenty-eight weeks ended July 13, 2003, approximately $0.4 million resulted from a 6.2% decrease in comparable unit sales to $6.6 million. For the twelve-week period ended July 13, 2003, there was a $0.2 million or 5.4% decrease in comparable consolidated other concept unit sales to $2.9 million. We believe that these declines were attributable to the same factors that affected Sbarro quick service locations. In addition, since the end of fiscal 2001, eight consolidated other concept units have been closed, resulting in a net sales reduction of $4.4 million from sales at those locations for the twenty-eight weeks ended July 13, 2003 and $2.0 million for the twelve weeks ended July 13, 2003.

Franchise related income increased 5.0% to $5.3 million for the twenty-eight weeks ended July 13, 2003 from $5.1 million in the twenty-eight week period ended July 14, 2002 and increased 2.5% to $2.4 million for the twelve weeks ended July 13, 2003 from $2.3 million in the twelve weeks ended July 14, 2002. These increases were from royalties earned from locations opened during fiscal 2003 and 2002 offset, in part, by 4.5% and 4.2% reductions in comparable unit sales at both domestic and international locations in the twenty-eight and twelve weeks periods ended July 13, 2003, respectively.

Real  estate  and  other  revenues  were  relatively   unchanged  for  both  the
twenty-eight and twelve weeks periods ended July 13, 2003 from the respective periods ended July 14, 2002 in fiscal 2002.

Cost of food and paper products as a percentage of restaurant sales increased to 21.4% for the twenty-eight weeks ended July 13, 2003 from 19.8% for the comparable 2002 fiscal period and increased to 20.9% for the twelve weeks ended July 13, 2003 from 19.6% for the same twelve weeks in fiscal 2002. In early fiscal 2003, we replaced our then national independent wholesale distributor, which declared bankruptcy, with another national independent wholesale distributor. There has not been a material impact on the cost of food and paper products from this new distribution arrangement as the majority of the products used in our restaurants are proprietary and we are involved in negotiating their cost to the wholesaler. However, the cost of sales percentage in the first quarter of 2003 (which was not a factor in the increase in cost of sales in the second quarter of fiscal 2003) was impacted by the cost of purchases of product from third parties until the new distribution contract was effective. In addition, the cost of sales percentage in both the twenty-eight and twelve week periods of fiscal 2003 were negatively impacted by the decrease in comparable sales. In addition, without changing the effect on the final product, we modified our pizza and pasta sauce recipes to utilize ready made sauce instead of crushed tomatoes as the base raw material. We estimate that this has added approximately .75% to our cost of food. The use of this product allows for more effective use of our restaurant staff in enhancing the overall guest experience at our quick-service locations. Changes in cheese prices did not have a significant effect on the change in cost of sales in the twenty-eight or twelve weeks of fiscal 2003. However, cheese prices to date in the third quarter to date of fiscal 2003 have been approximately 30% higher than in the comparable period in fiscal 2002.

Payroll and other employee benefits decreased by $4.2 million but as a percentage of restaurant sales, increased to 29.2% in the twenty-eight weeks ended July 13, 2003 from 28.4% of restaurant sales in the twenty-eight weeks ended July 14, 2002. For the twelve week period ended July 13, 2003, these costs decreased by $1.8 million but increased to 29.0% from 28.5% as a percentage of restaurant sales when compared to the comparable twelve week period in fiscal 2002. Both effects were primarily due to the reduced level of sales.

Other operating expenses decreased by $2.8 million but increased to 38.0% of restaurant sales in the twenty-eight weeks ended July 13, 2003 from 35.4% in the twenty-eight weeks ended July 14, 2002. These expenses decreased $0.9 million but increased to 37.8% from 35.2% of restaurant sales in the twelve weeks ended July 13, 2003 and July 14, 2002, respectively. The increased percentages were primarily due to increases in rent and other occupancy related expenses resulting from the renewal of existing leases at the end of their terms at higher rental rates, compounded by the reduced level of sales. In addition, we are continuing to experience increases in our repair and maintenance costs due to the number of years that the majority of our locations have been operating and the effects of the long-term utilization on their equipment.

Depreciation and amortization expense decreased by $1.5 million and $0.6 million for the twenty-eight and twelve weeks, respectively, of fiscal 2003 from the comparable periods in fiscal 2002. The reductions were due to fewer numbers of units in operation in fiscal 2003 ($0.5 million and $0.2 million, respectively), locations that had been included in the provision for asset impairment in fiscal 2002 for which no depreciation was taken in fiscal 2003 and for locations that became fully depreciated during fiscal 2002.

General and administrative expenses were $14.1 million, or 8.5% of total revenues, for the twenty-eight weeks ended July 13, 2003, compared to $12.7 million, or 6.9% of total revenues, for the twenty-eight weeks ended July 14, 2002. Those costs were $5.3 million, or 7.4% of total revenues, for the twelve weeks ended July 13, 2003, as compared to $5.5 million, or 7.0% of total revenues, for the twelve weeks ended July 14, 2002. Factors contributing to the increases in the twenty-eight week period were $0.2 million of legal fees incurred in connection with a lawsuit tried in fiscal 2003, a $0.2 million allowance for doubtful accounts receivable recorded with respect to our franchisee in Spain that declared bankruptcy during the first quarter of fiscal 2003, bonuses of $0.7 million that were granted to certain executive officers in the first fiscal quarter of 2003 and higher quick-service field management travel and related costs relating to a number of regional field management meetings that were held in the beginning of fiscal 2003.

During the twenty-eight weeks ended July 13, 2003, we recorded a provision for restaurant closings of $1.1 million. For the same twenty-eight week period ended July 14, 2002, we recorded a provision of $2.2 million. The provision for the twelve-week periods ended July 13, 2003 and July 14, 2002 were $0.5 million and $2.1 million, respectively. The provisions in fiscal 2002 related, for the most part, to the planned closing of up to thirty low volume, unprofitable Sbarro quick service locations during the third and fourth quarter of fiscal 2002 for which the provision was recorded in the second quarter of fiscal 2002.

Minority interest represents the share of the minority holders' interests in the earnings or loss of a joint venture in which we have a majority interest. In early fiscal 2002, we closed one of the two locations owned by this joint venture. The closed unit had a nominal operating loss in the first quarter of fiscal 2002.

Interest expense of $16.8 million and $16.7 million for the twenty-eight weeks ended July 13, 2003 and July 14, 2002, respectively, and of $7.2 million for each of second fiscal quarter of both fiscal 2003 and 2002 relates to the 11%, $255.0 million senior notes issued to finance our going private transaction in September 1999 ($15.1 million and $6.5 million in both the twenty-eight and twelve weeks of fiscal 2003 and 2002), the 8.4%, $16.0 million mortgage loan on our corporate headquarters in 2001 ($0.8 million and $0.3 million in the respective periods) and fees for unused borrowing capacity under our credit agreement ($0.1 million in the respective periods). In addition, $0.7 million and $0.4 million in each of the twenty-eight weeks and twelve weeks of fiscal 2003 and 2002, respectively, represents non-cash charges for the total of the accretion of the original issue discount on our senior notes and the amortization of deferred financing costs on the senior notes, credit agreement and the mortgage loan.

Interest income for the twenty-eight week period ended July 13, 2003 was $0.4 million versus $0.3 million for the twenty-eight week period ended July 14, 2002. Interest income was approximately $0.2 million and $0.1 million for the second quarter of fiscal 2003 and 2002, respectively. Higher average cash available for investment in each period presented in fiscal 2003 as compared to the same periods in fiscal 2002 was offset by the lower prevailing interest rates in effect. The indenture under which our senior notes are issued and our credit agreement limit the types of investments which we may make. In addition, we earned approximately $0.05 million of interest income that was included in an income tax refund received in the second quarter of fiscal 2003 related to a year in which we were a Subchapter "C" corporation.

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

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense was $0.6 million and $0.2 million for the twenty-eight week periods and $0.3 million and $0.1 million for the twelve-week periods ended July 13, 2003 and July 14, 2002,, respectively. The expense was for taxes owed by us (rather than our shareholders) to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in our joint ventures through cash generated from operations. At July 13, 2003, we had unrestricted cash and cash equivalents of $42.5 million and working capital of $15.6 million compared to unrestricted cash and cash equivalents of $30.7 million and working capital of $8.2 million at July 14, 2002.

Net cash used in operating activities was $6.7 million for the twenty-eight weeks ended July 13, 2003 compared to $1.0 million generated during the twenty-eight weeks ended July 14, 2002. The $7.7 million change in cash used resulted primarily from an increase of approximately $9.9 million in our net loss in the fiscal 2003 period over the fiscal 2002 period. This was compounded by a reduction in non-cash expenses in the fiscal 2003 period from the fiscal 2002 period, primarily due to a $1.5 million reduction in depreciation and amortization and a $1.7 million reduction in the provision for restaurant closings. These increased uses of cash were offset, in part, by less cash being used during the fiscal 2003 period than the fiscal 2002 period to support changes in operating assets and liabilities, primarily as a result of an increase of $1.2 million in fiscal 2003, compared to a $3.3 million decrease in fiscal 2002, in accounts payable and a $1.3 million lower increase in fiscal 2003 than in fiscal 2002 in prepaid expenses (the prepaid balances at the end of the second fiscal quarters of both 2003 and 2002 being similar). Of the increase in accounts payable, approximately $2.6 million relates to the amount accrued for our bankrupt former national independent wholesale distributor. We are in negotiations with its creditors' committee with regard to the amount, if any, owed as we believe that significant additional costs were incurred after the bankruptcy filing date due to the bankruptcy. In addition, there was a decrease of $0.2 million in the dividend received from our unconsolidated affiliate.

Net cash used in investing activities has historically been primarily for capital expenditures, including investments made by our consolidated other concepts. Net cash used in investing activities increased from $4.1 million for the twenty-eight weeks ended July 14, 2002 to $4.7 million for the twenty-eight weeks ended July 14, 2003 primarily due to an increase in company-owned quick service restaurant renovation activity.

Net cash used in financing activities was $1.2 million for the twenty-eight weeks ended July 13, 2003 compared to $3.2 million in the comparable 2002 period, due to a $2.0 million reduction in tax distributions to shareholders.

We incur annual cash interest expense of approximately $29.7 million under our senior notes and mortgage loan and may incur additional interest expense for borrowings under our credit agreement. In addition to debt service, we expect that our other liquidity needs will relate to capital expenditures, working capital, investments in other ventures, distributions to shareholders to the extent permitted under the indenture for the senior notes and the credit agreement and general corporate purposes. We believe that aggregate restaurant capital expenditures and our investments in joint ventures during the next twelve months will approximate the fiscal 2002 levels.

We expect our primary sources of liquidity to meet these needs will be cash flow from operations. Also at August 20, 2003, we had $28.3 million of undrawn availability under our bank credit agreement, net of outstanding letters of credit and guarantees of reimbursement obligations aggregating approximately $1.7 million.

We are subject to various covenants under the indenture under which our senior notes are issued and under our bank credit agreement. One of the covenants limits our ability to borrow funds (except under specifically permitted arrangements, such as up to $75.0 million of revolving credit loans) unless our consolidated interest ratio coverage (as defined), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters is at least 2.5 to 1. Another covenant limits our ability to make "restricted payments," including, among other things, dividend payments (other than as distributions pursuant to our tax payment agreement with our shareholders related to Subchapter S distributions) and investments in, among other things, unrestricted subsidiaries, to specified amounts determined under a formula contained in the indenture provided (except with respect to certain permitted investments and tax distributions) that our interest coverage ratio is at least 2.0 to 1 after giving pro forma effect to the restricted payment. For the four fiscal quarters ended July 13, 2003, our consolidated interest coverage ratio was 1.5 to 1. As a result, we are not presently able to borrow funds (other than the specifically permitted indebtedness). Additionally, under the formula contained in the indenture, we cannot make restricted payments other than certain permitted investments and tax distributions until we increase the restricted payment availability by approximately $16 million, and then only to the extent of any excess over that amount.

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

Our contractual obligations and off balance sheet arrangements with respect to both our Sbarro quick service and our other concepts (both those in which we have a majority or minority interest) do not differ materially from the information disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

We have received a waiver of compliance for the second quarter of fiscal 2003 from certain ratios required to be maintained under our bank credit agreement, as amended in March 2003. Our credit agreement requires that we maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (in each case with the guaranteeing subsidiaries, the same entities as our Restricted Subsidiaries under the indenture) of at least 1.4 to 1.0 beginning December 30, 2002 and 1.5 to 1.0 beginning December 28, 2003 on the four quarters ended July 13, 2003, this ratio was 1.27 to 1. We are also required to maintain a maximum ratio of consolidated senior debt to consolidated EBITDA (in each case with the guaranteeing subsidiaries) of 6.5 to 1.0 beginning December 30, 2002 and 6.0 to
1.0 beginning December 28, 2003. For the four quarters ended July 13, 2003, this ratio was 7.1 to 1.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS
------------------------------------------

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the twenty-eight weeks ended July 13, 2003, there have been no material changes in the accounting policies whose application may have a significant effect on our reported results of operations and financial position and that can require judgments by management that can affect their application from the matters discussed under the heading "Critical Accounting Policies and Judgments" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, with the participation of our Chairman of the Board, President and principal executive officer and our Vice President, Controller and principal accounting officer (the person presently performing the function of our principal financial officer), evaluated the effectiveness of our "disclosure controls and procedures," as defined in Rule 15d-15(e) under the securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

a)        Exhibits:

4.02(e) Letter agreement dated August 18, 2003 with respect to the Credit Agreement dated as of September 23, 1999 between Sbarro, Inc. and Citibank N.A. as successor to European American Bank, as agent.

31.01     Certification  of Principal  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Certification of Vice President, Controller and Principal Accounting Officer, the person performing the function of our principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

32.01     Certification  of Principal  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02 Certification of Vice President, Controller and Principal Accounting Officer, the person performing the function of our principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed by Sbarro during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SBARRO, INC.
                                          -------------------------------------
                                          Registrant


Date:     August 25, 2003             By: /s/ MARIO SBARRO
      ---------------------               -------------------------------------
                                          Mario Sbarro
                                          Chairman of the Board and President
                                          (Principal Executive Officer)


Date:     August 25, 2003             By:  /s/ STEVEN B. GRAHAM
      ---------------------               -------------------------------------
                                          Steven B. Graham
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

4.02(e) Letter agreement dated August 18, 2003 with respect to the Credit Agreement dated as of September 23, 1999 between Sbarro, Inc. and Citibank N.A. as successor to European American Bank, as agent.

31.01     Certification  of Principal  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Certification of Vice President, Controller and Principal Accounting Officer, the person performing the function of our principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

32.01     Certification  of Principal  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02 Certification of Vice President, Controller and Principal Accounting Officer, the person performing the function of our principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.