Form 10-Q
period 2003-10-05
SBARRO INC
filed 2003-11-19
CIK 766004

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED OCTOBER 5, 2003           COMMISSION FILE NUMBER 333-90817


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

YES                        NO
    ------------               ------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES                        NO       X
    ------------               ------------

THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF NOVEMBER 13, 2003 WAS 7,064,328.

================================================================================

                                  SBARRO, INC.

                                 FORM 10-Q INDEX
                                 ---------------



PART I.      FINANCIAL INFORMATION                                        PAGES
             ---------------------                                        -----

Consolidated Financial Statements:

     Balance Sheets - October 5, 2003 (unaudited) and December 29, 2002......3-4

     Statements of Operations (unaudited) - Forty Weeks and Twelve
         Weeks ended October 5, 2003 and October 6, 2002.....................5-6

     Statements of Cash Flows (unaudited) - Forty Weeks ended October 5,
         2003 and October 6, 2002............................................7-8

     Notes to Unaudited Consolidated Financial Statements-October 5, 2003...9-27

Management's Discussion and Analysis of Financial Condition and Results
    of Operations..........................................................28-38

Qualitative and Quantitative Disclosures of Market Risk.......................38

Controls and Procedures.......................................................39

PART II.     OTHER INFORMATION................................................40

                         PART I - FINANCIAL INFORMATION


ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS


                          SBARRO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                       -------------------------------------------
                                                                       OCTOBER 5, 2003           DECEMBER 29, 2002
                                                                       ---------------           -----------------
                                                                         (UNAUDITED)
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                               $31,049                   $55,150
     RESTRICTED CASH FOR UNTENDERED SHARES                                        21                        21
     RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL
        ACCOUNTS OF $488 IN 2003 AND $491 IN 2002:
         FRANCHISEE                                                            1,717                     2,059
         OTHER                                                                 1,704                     1,244
                                                                            --------                  --------
                                                                               3,421                     3,303

     INVENTORIES                                                               2,299                     3,285
     PREPAID EXPENSES                                                          8,945                     2,362
     CURRENT PORTION OF LOANS RECEIVABLE FROM SHAREHOLDERS                        58                     3,232
                                                                            --------                  --------
         TOTAL CURRENT ASSETS                                                 45,793                    67,353

PROPERTY AND EQUIPMENT, NET                                                  100,685                   115,081

INTANGIBLE ASSETS:
   TRADEMARKS, NET                                                           195,916                   195,916
   GOODWILL, NET                                                               9,204                     9,204
   DEFERRED FINANCING COSTS AND OTHER, NET                                     5,806                     6,632

LOANS RECEIVABLE FROM SHAREHOLDERS, LESS CURRENT PORTION                       6,104                     2,800

OTHER ASSETS                                                                   8,154                     7,787
                                                                            --------                  --------
                                                                            $371,662                  $404,773
                                                                            ========                  ========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          SBARRO, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                       -------------------------------------------
                                                                       OCTOBER 5, 2003         DECEMBER 29, 2002
                                                                       ---------------         -----------------
                                                                         (UNAUDITED)
CURRENT LIABILITIES:
     AMOUNTS DUE FOR UNTENDERED SHARES                                           $21                       $21
     ACCOUNTS PAYABLE                                                         13,801                    10,279
     ACCRUED EXPENSES                                                         15,644                    21,623
     ACCRUED INTEREST PAYABLE                                                  1,708                     8,181
     CURRENT PORTION OF MORTGAGE PAYABLE                                         205                       154
                                                                            --------                  --------
         TOTAL CURRENT LIABILITIES                                            31,379                    40,258

DEFERRED RENT                                                                  8,885                     8,474

     LONG-TERM DEBT, NET OF ORIGINAL ISSUE
         DISCOUNT, LESS CURRENT PORTION                                      268,054                   267,941

CONTINGENCIES

SHAREHOLDERS' EQUITY:
     PREFERRED STOCK, $1 PAR VALUE; AUTHORIZED 1,000,000 SHARES;
         NONE ISSUED                                                               -                         -
     COMMON STOCK, $.01 PAR VALUE; AUTHORIZED 40,000,000 SHARES;
         ISSUED AND OUTSTANDING 7,064,328 SHARES AT OCTOBER 5,
         2003 AND DECEMBER 29, 2002                                               71                        71
     ADDITIONAL PAID-IN CAPITAL                                                   10                        10
     RETAINED EARNINGS                                                        63,263                    88,019
                                                                            --------                  --------
                                                                              63,344                    88,100
                                                                            --------                  --------
                                                                            $371,662                  $404,773
                                                                            ========                  ========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                     (IN THOUSANDS)
                                                                                     --------------
                                                                              FOR THE FORTY WEEKS ENDED:
                                                                              --------------------------
                                                                       OCTOBER 5, 2003           OCTOBER 6, 2002
                                                                       ---------------           ---------------

REVENUES:
     RESTAURANT SALES                                                   $   228,863                 $254,454
     FRANCHISE RELATED REVENUES                                               7,625                    7,636
     REAL ESTATE AND OTHER                                                    4,448                    4,334
                                                                        -----------                 --------
     TOTAL REVENUES                                                         240,936                  266,424
                                                                        -----------                 --------

COSTS AND EXPENSES:
     RESTAURANT OPERATING EXPENSES:
        COST OF FOOD AND PAPER PRODUCTS                                      49,248                   49,864
        PAYROLL AND OTHER EMPLOYEE BENEFITS                                  66,357                   71,867
        OTHER OPERATING COSTS                                                85,790                   89,152
     DEPRECIATION AND AMORTIZATION                                           14,820                   15,784
     GENERAL AND ADMINISTRATIVE                                              20,122                   17,985
     ASSET IMPAIRMENT AND RESTAURANT CLOSING CHARGES, NET                     4,467                    2,911
                                                                        -----------                 --------
        TOTAL COSTS AND EXPENSES                                            240,804                  247,563
                                                                        -----------                 --------
OPERATING INCOME BEFORE MINORITY INTEREST                                       132                   18,861
MINORITY INTEREST                                                               (22)                     (36)
                                                                        -----------                 --------
     OPERATING INCOME                                                           110                   18,825
                                                                        -----------                 --------

OTHER INCOME (EXPENSE):
     INTEREST EXPENSE                                                       (23,930)                 (23,905)
     INTEREST INCOME                                                            569                      390
     EQUITY IN NET INCOME OF UNCONSOLIDATED AFFILIATES                          270                      692
     INSURANCE RECOVERY, NET                                                      -                    7,162
                                                                        -----------                 --------
     NET OTHER EXPENSE                                                      (23,091)                 (15,661)
                                                                        -----------                 --------

LOSS (INCOME) BEFORE INCOME TAXES                                           (22,981)                   3,164
INCOME TAXES                                                                    675                      276
                                                                        -----------                 --------

NET (LOSS) INCOME                                                         $(23,656)                   $2,888
                                                                        ===========                 ========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                     (IN THOUSANDS)
                                                                                     --------------
                                                                              FOR THE TWELVE WEEKS ENDED:
                                                                              ---------------------------
                                                                       OCTOBER 5, 2003           OCTOBER 6, 2002
                                                                       ---------------           ---------------
REVENUES:
     RESTAURANT SALES                                                       $72,109                 $ 78,006
     FRANCHISE RELATED REVENUES                                               2,295                    2,561
     REAL ESTATE AND OTHER                                                    1,374                    1,319
                                                                            -------                   ------
     TOTAL REVENUES                                                          75,778                   81,886
                                                                            -------                   ------

COSTS AND EXPENSES:
     RESTAURANT OPERATING EXPENSES:
        COST OF FOOD AND PAPER PRODUCTS                                      15,701                   15,010
        PAYROLL AND OTHER EMPLOYEE BENEFITS                                  20,530                   21,811
        OTHER OPERATING COSTS                                                26,261                   26,775
     DEPRECIATION AND AMORTIZATION                                            4,411                    3,872
     GENERAL AND ADMINISTRATIVE                                               6,056                    5,286
     ASSET IMPAIRMENT AND RESTAURANT CLOSING CHARGES, NET                     3,410                      682
                                                                            -------                   ------
        TOTAL COSTS AND EXPENSES                                             76,369                   73,436
                                                                            -------                   ------
OPERATING (LOSS) INCOME BEFORE MINORITY INTEREST                               (591)                   8,450
MINORITY INTEREST                                                               (12)                     ( 3)
                                                                            -------                   ------
     OPERATING (LOSS) INCOME                                                   (603)                   8,447
                                                                            -------                   ------

OTHER INCOME (EXPENSE):
     INTEREST EXPENSE                                                        (7,167)                  (7,165)
     INTEREST INCOME                                                            158                      130
     EQUITY IN NET (LOSS) INCOME OF UNCONSOLIDATED AFFILIATES                  (241)                     147
     INSURANCE RECOVERY, NET                                                      -                    7,162
                                                                            -------                   ------
     NET OTHER EXPENSE                                                       (7,250)                     274
                                                                            -------                   ------

(LOSS) INCOME BEFORE INCOME TAXES                                            (7,853)                   8,721
INCOME TAXES                                                                    101                       75
                                                                            -------                   ------

NET (LOSS) INCOME                                                           $(7,954)                  $8,646
                                                                            ========                  ======


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                     (IN THOUSANDS)
                                                                                     --------------
                                                                               FOR THE FORTY WEEKS ENDED:
                                                                               --------------------------
                                                                       OCTOBER 5, 2003           OCTOBER 6, 2002
                                                                       ---------------           ---------------
OPERATING ACTIVITIES:

NET (LOSS) INCOME                                                          $(23,656)                  $2,888
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH (USED IN)
      PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                          15,938                   16,939
      ASSET IMPAIRMENT AND RESTAURANT CLOSING CHARGES                         5,070                    2,046
      INCREASE IN DEFERRED RENT, NET                                            232                      403
      GAIN ON SALE OF OTHER CONCEPT UNIT                                       (200)                       -
      LOSS ON SALE OF OTHER CONCEPT UNIT INCLUDED IN PRIOR YEAR
          ASSET IMPAIRMENT COSTS                                                250                        -
      MINORITY INTEREST                                                          22                       36
      EQUITY IN NET INCOME OF UNCONSOLIDATED AFFILIATES                        (270)                    (692)
      DIVIDENDS RECEIVED FROM UNCONSOLIDATED AFFILIATE                          119                      311
CHANGES IN OPERATING ASSETS AND LIABILITIES:
      DECREASE IN RECEIVABLES                                                   351                      881
      DECREASE IN INVENTORIES                                                   987                      741
      INCREASE IN PREPAID EXPENSES                                           (6,371)                  (7,507)
      INCREASE IN OTHER ASSETS                                                 (105)                    (181)
      DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                      (2,501)                  (6,012)
      DECREASE IN ACCRUED INTEREST PAYABLE                                   (6,473)                  (6,473)
                                                                            --------                 --------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         (16,607)                   3,380
                                                                            --------                 --------




            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          SBARRO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                   (UNAUDITED)


                                                                                     (IN THOUSANDS)
                                                                                     --------------
                                                                               FOR THE FORTY WEEKS ENDED:
                                                                               --------------------------
                                                                       OCTOBER 5, 2003           OCTOBER 6, 2002
                                                                       ---------------           ---------------

INVESTING ACTIVITIES:

PURCHASES OF PROPERTY AND EQUIPMENT                                         $(6,265)                 $(6,611)
                                                                            --------                 --------
     NET CASH USED IN INVESTING ACTIVITIES                                   (6,265)                  (6,611)
                                                                            --------                 --------

FINANCING ACTIVITIES:

MORTGAGE PRINCIPAL REPAYMENTS                                                  (128)                    (117)
TAX DISTRIBUTIONS RELATED TO THE PRIOR FISCAL YEAR                           (1,101)                  (3,125)
                                                                            --------                 --------
     NET CASH USED IN FINANCING ACTIVITIES                                   (1,229)                  (3,242)
                                                                            --------                 --------

DECREASE IN CASH AND CASH EQUIVALENTS                                       (24,101)                  (6,473)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             55,150                   36,952
                                                                            --------                 --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $31,049                  $30,479
                                                                            =======                  =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INCOME TAXES                                   $378                     $626
                                                                               ====                     ====

CASH PAID DURING THE PERIOD FOR INTEREST                                    $29,250                  $29,247
                                                                            =======                  =======





            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of our consolidated financial position at October 5, 2003, our consolidated results of operations for the forty and twelve week periods ended October 5, 2003 and October 6, 2002 and cash flows for the forty week periods then ended have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

2.       NEW ACCOUNTING PRONOUNCEMENTS:

         In June 2002,  the FASB  issued  SFAS No.  146,  "Accounting  for Costs
         Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment for an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 changes the timing of expense recognition for certain costs we incur while closing restaurants or undertaking other exit or disposal activities; however, the timing difference is not typically significant length. Adoption of SFAS 146 did not have a material impact on our financial statements for the quarter and year to date ended October 5, 2003.

         In November 2002, the FASB issued Financial Interpretation (`FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees including Indirect Guarantees of Indebtedness of Others" which addresses the accounting for and disclosure by guarantors regarding obligations relating to the issuance of certain guarantees. FIN No. 45 requires that, for all guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken be recorded at the inception of a guarantee. No revision of or restatement of accounting for guarantees issued or modified prior to December 31, 2002 is allowed. The disclosure requirements of Interpretation No. 45 were effective with our 2002 financial statements. As described in the Notes to the

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 29, 2002, we have provided certain guarantees that would require recognition upon issuance or modification under the provisions of FIN 45. While the nature of our business will include in the issuance of certain guarantees in the future, we do not anticipate that FIN 45 will have a material impact on our financial position or results of operations.

         FIN 46, "Consolidation of Variable Interest Entities," is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. The provisions of FIN 46 must be applied to interests in variable interest entities created before February 1, 2003 beginning with the first reporting period after December 15, 2003, which will be our 2003 fiscal year end. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6 "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if (1) the variable interest entity was created before February 1, 2003 and (2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. As of the date of this filing, we understand the FASB is in the process of further modifying and/or clarifying certain provisions of FIN 46. These modifications, when finalized, could impact our analysis of the applicability of FIN 46 to entities that are our franchisees. We are aware of certain interpretations by some parties of the provisions of FIN 46, given its continuing evolution, which could have applicability when certain conditions exist that are not representative of a typical franchise relationship. These conditions include the franchisor possessing an equity interest in or providing significant levels of financial support to a franchisee, including lease guarantees. We do not possess any ownership interests in our franchisees and we do not provide financial support to franchisees in our typical franchise relationship with the exception of non-cancelable operating lease guarantees for approximately 30 franchise locations. While we continue to monitor and analyze developments regarding FIN 46 that would impact its applicability to franchise relationships, at this time we do not believe that the required consolidation of franchise entities, if any, would materially impact our financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         We have also reviewed our corporate relationships for possible coverage under FIN 46 and have determined that they will not have a material effect on our disclosures and our financial position or results of operations.

         The required disclosures for any variable interest entity have been included in our Form 10-K for the fiscal year ended December 29, 2002

         3.       LONG-TERM DEBT:

         Our credit agreement required that we maintain a minimum ratio of consolidated earnings before interest, taxes and depreciation and amortization ("EBITDA") to consolidated interest expense and a maximum ratio of consolidated senior debt to consolidated EBITDA. We have not been in compliance with the required ratios, as amended, during 2003. Our bank waived compliance with these covenants but we would not have been able to borrower under this arrangement. We requested, and the bank agreed, to terminate the bank's lending commitment. We had not made any borrowings under the line of credit since its inception, except for a required one day borrowing upon the activation of the credit agreement and except with respect to letters of credit that have been issued by the bank under the sublimit of the line. The termination of the bank's lending commitment eliminates our obligation to pay a commitment fee on the unused portion of the facility. Our obligations under the credit agreement to reimburse the bank with respect to any drawings that may be made under the approximately $1.7 million of letters of credit that are outstanding as of November 19, 2003 will remain in full force. We have agreed to either arrange for the replacement of the letters of credit or to cash collateralize them by January 9, 2004. The credit agreement will remain in effect until such time as outstanding letters of credit shall have been drawn upon in full, expired or otherwise terminate, except for our ability to borrow or obtain letters of credit and except that compliance with our financial and certain other covenants has been waived until the termination date of the credit agreement. We are in the process of negotiating for an uncommitted line of credit from other banks in a presently undetermined amount, but there can be no assurance that we will be able to obtain the line.

         We are subject to various covenants under the indenture under which our senior notes are issued. One of the covenants limits our ability to borrow funds (except under specifically permitted arrangements, such as up to $75.0 million of revolving credit loans) unless our consolidated interest ratio coverage (as defined), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters is at least 2.5 to 1. Another covenant limits our ability to make "restricted payments," including, among other things, dividend payments (other than as distributions pursuant to our tax payment agreement with our shareholders related to Subchapter S distributions) and investments in, among other things, unrestricted subsidiaries, to specified amounts determined under a formula contained in the indenture provided that (except with respect to certain permitted investments and tax distributions) our interest coverage ratio is at

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         least 2.0 to 1 after giving pro forma effect to the restricted payment. For the four fiscal quarters ended October 5, 2003, our consolidated interest coverage ratio was 1.1 to 1. As a result, we are not presently able to borrow funds (other than the specifically permitted indebtedness). Additionally, under the formula contained in the indenture, we cannot make restricted payments, other than certain permitted investments and tax distributions, until we increase the restricted payment availability by approximately $18 million, and then only to the extent of any excess over that amount.

         We were in compliance, as of October 5, 2003, with the various covenants contained in the indenture for our senior notes and our mortgage.

4.       EXECUTIVE EMPLOYMENT AGREEMENT:

         On September 8, 2003, we entered into an employment agreement with Michael O'Donnell, our new President and Chief Executive Officer, which terminates December 31, 2006. The agreement provides, among other things, for an annual salary of $450,000; an annual performance bonus beginning in 2004 to be based upon the achievement of increases in EBITDA and other objectives to be set forth in business plans and budgets approved from time to time by our board, which bonus, for the year ending December 31, 2004, will not be less than $112,500; $1,000,000 of life insurance; certain relocation, travel and housing expenses incurred by Mr. O'Donnell; and a special incentive award. The special incentive award is designed to reward Mr. O'Donnell for improvements in our adjusted EBITDA, cash position and long term debt position over the term of the agreement, vests upon termination of Mr. O'Donnell's employment, is reduced in the event of early termination of employment and, when earned, is payable, with interest, in twelve equal quarterly installments. Alternatively, in the event of a public offering of our common stock, a change in control of Sbarro by merger, sale of stock or sale of assets, or a liquidation or dissolution of Sbarro, the special incentive award would be based on the per share proceeds received by our shareholders in excess of a threshold amount. The agreement also provides for severance pay in the event of early termination by us without "cause" (as defined) or by Mr. O'Donnell for "good reason" (as defined). Since the ultimate amount of the special incentive award is not known until termination of the agreement, the special incentive award is subject to variable plan accounting. There will be no charge to our earnings until our EBITDA, cash position and/or long-term debt position improves or a special event occurs. No compensation expense relating to the special incentive award was recorded in the twelve or forty weeks ended October 5, 2003.

5.       INCOME TAXES:

         During the forty weeks ended October 5, 2003, we made a Subchapter S tax distribution to our shareholders, based on our tax basis income for fiscal 2002, that totaled $1.1 million compared to a $3.1 million of Subchapter S tax distribution made during the forty weeks ended October 6, 2002 based on our tax basis income for fiscal 2001.

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       RELATED PARTY TRANSACTIONS:

         On April 6, 2003, loans of $3.23 million to certain of our shareholders were extended to April 6, 2005. The notes bear interest at 4.63% per annum.

         On March 28, 2003, we extended a loan of $40,000 to Gennaro A. Sbarro, Corporate Vice President and President of our Franchising and Licensing Division, to March 28, 2004. The note bears interest at 2.69% per annum.

         Anthony Missano, Corporate Vice President and President of our Quick Service Division, entered into a note dated June 15, 2003 in our favor in the amount of $89,687, bearing interest at 2.96%, payable in five equal annual installments commencing in June 2004, with respect to the payment of royalties due us for 2001 and 2000 from a former franchisee that was owned by Mr. Missano's wife, the daughter of Joseph Sbarro.

         On March 3, 2003, a company in which Gennaro J. Sbarro, then our Corporate Vice President and President of our Casual and Fine Dining Division and the son of Joseph Sbarro, has a 50% interest (the other 50% is owned by an unaffiliated third party) entered into a franchise agreement with us for a new location. The lease for the location was entered into in September 2002 by one of our subsidiaries. Subsequent to that date, we determined that the economics of the location would be better suited for a franchise operator and, as such, we entered into the franchise agreement and subleased the premises to this franchisee. Payments under the sublease will be made directly to the landlord by the franchisee. The franchise agreement is on terms and conditions similar to those in other franchise arrangements we have entered into in similar situations with unrelated third parties. The franchise agreement provides for the payment of 5% of the location's sales as a continuing royalty but does not provide for any initial franchise fee. Future minimum rental payments under the lease for this location over the term of the lease, which expires in 2018, aggregate approximately $2.6 million. The location is expected to open in the first quarter of fiscal 2004. As of October 31, 2003, Gennaro J. Sbarro resigned from his positions as Corporate Vice - President and President of our Casual and Fine Dining division. A corporation owned by Mr. Sbarro entered into an eighteen month agreement to provide consulting services to our quick service and casual dining division for $22,500 per month as well as reimbursement for customary and usual expenses that may be incurred. Mr. Sbarro has entered into a note for $54,538, that is repayable over the same eighteen month period with no interest, to reimburse Sbarro for costs advanced by Sbarro in connection with the franchise location.

         In October 2003, we sold the assets of three Sbarro-owned locations separately to each of three of Anthony Sbarro's sons. Two of the locations, which had no remaining book value, were transferred for no consideration while the third was sold for $0.3 million, that was paid in full, and resulted in a gain to Sbarro of approximately $0.1 million. Two of

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         the locations were marginally profitable in fiscal 2002 while the third had a small loss during that period. In connection with the sale of the locations, their employment with Sbarro was terminated and we will include total severance pay of approximately $60,000 in our fourth quarter results of operations. The franchise agreements are on terms and conditions similar to those other franchise arrangements we have entered into in similar situation with unrelated third parties. The agreements provide for the payment of 5% of the location's sales as a continuing royalty but does not provide for any initial franchise fee. In addition, we subleased two of the locations to two of the franchisees. The third location is on a month-to-month basis any new lease entered into by the franchisee will not be guaranteed or subleased by Sbarro. Payments under the subleases are being made directly to the landlord by the franchisees. Future minimum rental payments under the leases for the two locations being subleased over the terms of the leases, which expire in 2006 and 2016, aggregate approximately $2.0 million. We will review the fair value of these lease guarantees in accordance with FIN 45.

7.       LITIGATION:

         On December 20, 1999, fourteen current and former general managers of Sbarro restaurants in California amended a complaint against us filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the Court denied the motion. The trial was concluded in April 2003, and the parties have submitted post-trial briefs. The Court has not yet issued a ruling.

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

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

8.       PROVISION FOR ASSET IMPAIRMENT

         During the third quarter of fiscal 2003, we recorded a $3.0 million for impairment of property and equipment (based on the net book value of the property and equipment).

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

         The following condensed consolidating financial information presents:

         (1) Condensed consolidating balance sheets as of October 5, 2003 (unaudited) and December 29, 2002 and statements of operations for the forty and twelve weeks ended October 5, 2003 (unaudited) and October 6, 2002 (unaudited) and cash flows for the forty weeks ended October 5, 2003 (unaudited) and October 6, 2002 (unaudited) of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

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

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                           CONSOLIDATING BALANCE SHEET
                              AS OF OCTOBER 5, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Current assets:
   Cash and cash equivalents                  $26,958         $3,302             $789                         $31,049
   Restricted cash for untendered                  21              -                -                              21
     shares
   Receivables net of allowance for
     doubtful accounts of $488:
     Franchise                                  1,717              -                -                           1,717
     Other                                        133            822              749                           1,704
                                               ------          -----            -----                          ------
                                                1,850            822              749
                                                                                                                3,421

   Inventories                                  1,013          1,156              130q                          2,299
   Prepaid expenses                             6,627          2,119              199                           8,945
   Current portion of loans receivable
     from shareholders                             58              -                -               -              58
                                               ------          -----            -----                          ------
     Total current assets                      36,527          7,399            1,867                          45,793

 Intercompany receivables                       6,440        312,612                -       $(319,052)              -

Investment in subsidiaries                     65,469              -                -         (65,469)              -

Property and equipment, net                    35,628         59,845            5,212               -
                                                                                                              100,685

Intangible assets, net:
   Trademarks, net                            195,916              -                -               -         195,916
   Goodwill, net                                9,324              -                -            (120)          9,204
   Deferred financing costs and other, net      5,565            241                -               -           5,806

Loans receivable from shareholders              6,104              -                -               -           6,104

Other assets                                    9,472          1,833             (794)         (2,357)          8,154
                                          -----------    -----------        ----------      ---------        --------

                                             $370,445       $381,930           $6,285       $(386,998)       $371,662
                                             ========       ========           ======       ==========       ========


                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                           CONSOLIDATING BALANCE SHEET
                              AS OF OCTOBER 5, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Current liabilities:
   Amounts due for untendered shares              $21                                                             $21
   Accounts payable                            12,959            $255           $587                           13,801
   Accrued expenses                            12,207           1,379          2,058                           15,644
   Accrued interest payable                     1,708               -              -                            1,708
   Current portion of mortgage payable              -             205              -                              205
                                           -----------    -----------      ----------                        --------
     Total current liabilities                 26,895           1,839          2,645                           31,379

Intercompany payables                         312,614           2,958          3,480        $(319,052)              -

Deferred rent
                                                8,170               -            715                -           8,885

Long-term debt, net of
   original issue discount                    252,740          15,314              -                -         268,054

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; none
     issued                                         -               -              -                -               -
   Common stock, $.01 par value;
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               -              -                -              71
   Additional paid-in capital                      10          65,469          2,477          (67,946)             10
   Retained earnings (deficit)               (230,055)        296,350         (3,032)               -          63,263
                                           -----------    -----------      ----------        ---------      --------


                                             (229,974)        361,819           (555)         (67,946)         63,344
                                           -----------    -----------      ----------        ---------      --------

                                             $370,445        $381,930         $6,285        $(386,998)       $371,662
                                             ========        ========         ======        ==========       ========


                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 29, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Current assets:
   Cash and cash equivalents                  $47,636          $6,539           $975                          $55,150
   Restricted cash for untendered
      shares                                       21               -              -                               21
   Receivables net of allowance for
      doubtful accounts of $491:
      Franchise                                 2,059                              -                            2,059
      Other                                        69           1,088             87                            1,244
                                             --------         --------        -------                        --------
                                                2,128           1,088             87                            3,303

   Inventories                                  1,417           1,725            143                            3,285
   Prepaid expenses                             2,677            (342)            27                            2,362
   Current portion of loans receivable
      from shareholders                         3,232               -              -                            3,232
                                             --------         --------        -------                        --------
     Total current assets                      57,111           9,010          1,232                           67,353

Intercompany receivables                        8,505         313,877              -        $(322,382)              -

Investment in subsidiaries                     65,469               -              -          (65,469)              -

Property and equipment, net                    42,762          65,726          6,593                -         115,081

Intangible assets:
   Trademarks, net                            195,916               -              -                -         195,916
   Goodwill, net                                9,324               -              -             (120)          9,204
   Deferred financing costs, net                6,361             271              -                -           6,632

   Loans receivable from shareholders,
      less current portion                      2,800               -              -                -           2,800

   Other assets                                 8,742            1,705          (303)          (2,357)          7,787
                                             --------         --------        -------       ----------       --------
                                             $396,990         $390,589        $7,522        $(390,328)       $404,773
                                             ========         ========        ======        =========        ========


                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 29, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Current liabilities:
   Amounts due for untendered shares              $21                                                             $21
   Accounts payable                             9,503            $212           $564                           10,279
   Accrued expenses                            17,887           1,560          2,176                           21,623
   Accrued interest payable                     8,181               -              -                            8,181
   Current portion of
      mortgage payable                              -             154              -                              154
                                             --------        --------         ------                         --------
     Total current liabilities                 35,592           1,926          2,740                           40,258

Intercompany payables                         313,877           3,308          5,197        $(322,382)              -
                                             --------        --------         ------        ---------        --------

Deferred rent                                   7,793               -            681                -           8,474
                                             --------        --------         ------        ---------        --------

Long-term debt, net of original issue
   discount                                   252,449          15,492              -                -         267,941
                                             --------        --------         ------        ---------        --------

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; None
     issued                                         -               -              -                -               -
   Common stock, $.01 par value;
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               -              -                -              71
   Additional paid-in capital                      10          65,469          2,477          (67,946)             10
   Retained earnings (deficit)               (212,802)        304,394         (3,573)               -          88,019
                                             --------        --------         ------        ---------        --------

                                             (212,721)        369,863         (1,096)         (67,946)         88,100
                                             --------        --------         ------        ---------        --------

                                             $396,990        $390,589         $7,522        $(390,328)       $404,773
                                             =========       ========         ======        ==========       ========


                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FORTY WEEKS ENDED OCTOBER 5, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
REVENUES:
---------

   Restaurant sales                           $98,078        $119,528        $11,257                         $228,863
   Franchise related revenues                   7,625               -              -                            7,625
   Real estate and other                        2,170           2,217             61                            4,448
   Intercompany charges                         7,841               -              -          $(7,841)              -
                                             --------         -------          -----         --------         -------
         Total revenues                       115,714         121,745         11,318           (7,841)        240,936
                                             --------         -------          -----         --------         -------

Cost and expenses:
   Restaurant operating expenses:
       Cost of food and paper products         20,105          26,180          2,963                -          49,248
       Payroll and other employee
         Benefits                              27,300          35,218          3,839                -          66,357
       Other operating costs                   39,048          43,682          3,060                -          85,790
   Depreciation and amortization                6,727           7,328            765                -          14,820
   General and administrative                  11,959           8,176            (13)               -          20,122
   Asset impairment and restaurant
     closing charges, net                       4,310               -            157                -           4,467
   Intercompany charges                             -           7,841              -           (7,841)              -
                                             --------         -------          -----         --------         -------
       Total costs and expenses               109,449         128,425         10,771           (7,841)        240,804
                                             --------         -------          -----         --------         -------

Operating income (loss) before
    minority interest                           6,265          (6,680)           547                -             132
Minority interest                                   -               -            (22)               -             (22)
                                             --------         -------          -----         --------         -------
Operating income (loss)                         6,265          (6,680)           525                -             110
                                             --------         -------          -----         --------         -------

Other (expense) income:
   Interest expense                           (22,810)         (1,120)             -                -         (23,930)
   Interest income                                569               -              -                -             569
   Equity in net income  of
     unconsolidated affiliates                    270               -              -                -             270
                                             --------         -------          -----         --------         -------

Net other expense                             (21,971)         (1,120)             -                -         (23,091)
                                             --------         -------          -----         --------         -------

(Loss) income before income taxes             (15,706)         (7,800)           525                -         (22,981)
Income tax provision (benefit)                    447             244            (16)               -             675
                                             --------         -------          -----         --------         -------

Net (loss) income                            $(16,153)        $(8,044)          $541                -        $(23,656)
                                             =========        ========          ====          =======        =========


                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FORTY WEEKS ENDED OCTOBER 6, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----
Revenues:
   Restaurant sales                          $106,043        $130,493        $17,918                         $254,454
   Franchise related revenues                   7,636               -              -                            7,636
   Real estate and other                        2,115           2,910              -            $(691)          4,334
   Intercompany charges                             -          11,091              -          (11,091)              -
                                             --------         -------          -----       ----------         -------
         Total revenues                       115,794         144,494         17,918          (11,782)        266,424
                                             --------         -------          -----       ----------         -------

Cost and expenses:
   Restaurant operating expenses:
       Cost of food and paper products         19,614          25,419          4,831                -          49,864
       Payroll and other employee
         benefits                              28,110          37,233          6,524                -          71,867
       Other operating costs                   37,388          45,970          5,794                -          89,152
   Depreciation and amortization                6,823           8,032            929                -          15,784
   General and administrative                   9,301           9,028            347             (691)         17,985
   Asset impairment and restaurant
     closing charges, net                       2,770               -            141                -           2,911
   Intercompany charges
                                               11,091               -              -          (11,091)               -
                                             --------         -------          -----       ----------         -------
       Total costs and expenses               115,097         125,682         18,566          (11,782)        247,563
                                             --------         -------          -----       ----------         -------

Operating income (loss) before minority
   interest                                       697          18,812           (648)               -          18,861
Minority interest                                   -               -            (36)               -             (36)
                                             --------         -------          -----       ----------         -------
Operating income (loss)                           697          18,812           (684)               -          18,825
                                             --------         -------          -----       ----------         -------

Other (expense) income:
   Interest expense                           (22,774)         (1,131)             -                -         (23,905)
   Interest income                                390               -              -                -             390
   Equity in net income  of
     unconsolidated affiliates
                                                  692               -              -                -             692
   Insurance recovery, net                      7,162                -             -                            7,162
                                             --------         -------          -----       ----------         -------

Net other expense                             (14,530)         (1,131)             -                -         (15,661)
                                             --------         -------          -----       ----------         -------

(Loss) income before income taxes             (13,833)         17,681           (684)               -           3,164
Income tax (benefit) provision                 (1,352)          1,690            (62)               -             276
                                             --------         -------          -----       ----------         -------

Net (loss) income                            $(12,481)        $15,991          $(622)      $        -          $2,888
                                             =========        ========          ====       ==========          =======


                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE TWELVE WEEKS ENDED OCTOBER 5, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----
REVENUES:
---------

   Restaurant sales                           $31,445         $37,267         $3,397                          $72,109
   Franchise related revenues                   2,295               -              -                            2,295
   Real estate and other                          682             666             26                            1,374
   Intercompany charges                         2,349               -              -          $(2,349)              -
                                             --------         -------          -----       ----------         -------
         Total revenues                        36,771          37,933          3,423           (2,349)         75,778
                                             --------         -------          -----       ----------         -------

Cost and expenses:
   Restaurant operating expenses:
       Cost of food and paper products          6,526           8,267            908                -          15,701
       Payroll and other employee
         benefits                               8,434          10,973          1,123                -          20,530
       Other operating costs                   12,029          13,302            930                -          26,261
   Depreciation and amortization                2,029           2,155            227                -           4,411
   General and administrative                   3,505           2,470             81                -           6,056
   Asset impairment and restaurant
     closing charges, net                       3,410               -              -                -           3,410
   Intercompany charges                             -           2,349              -           (2,349)              -
                                             --------         -------          -----       ----------         -------
       Total costs and expenses                35,933          39,516          3,269           (2,349)         76,369
                                             --------         -------          -----       ----------         -------

Operating income (loss) before
   minority interest                              838          (1,583)           154                -            (591)
Minority interest                                   -               -            (12)               -             (12)
                                             --------         -------          -----       ----------         -------
Operating income (loss)                           838          (1,583)           142                -            (603)
                                             --------         -------          -----       ----------         -------

Other (expense) income:
   Interest expense                            (6,832)           (335)             -                -          (7,167)
   Interest income                                158               -              -                -             158
   Equity in net loss  of
     unconsolidated affiliates                   (241)              -              -                -            (241)
                                             --------         -------          -----       ----------         -------

Net other expense                              (6,915)           (335)             -                -          (7,250)
                                             --------         -------          -----       ----------         -------

(Loss) income  before income taxes             (6,077)         (1,918)           142                -          (7,853)
Income tax provision (benefit)                     73              30             (2)               -             101
                                             --------         -------          -----       ----------         -------

Net (loss) income                             $(6,150)        $(1,948)          $144                -         $(7,954)
                                              ========        ========          ====       ==========         =======


                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE TWELVE WEEKS ENDED OCTOBER 6, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----
Revenues:
   Restaurant sales                           $33,246         $39,588         $5,172                          $78,006
   Franchise related revenues                   2,561               -              -                            2,561
   Real estate and other                          651             875              -            $(207)          1,319
   Intercompany charges                             -           3,651              -           (3,651)              -
                                             --------         -------          -----       ----------         -------
         Total revenues                        36,458          44,114          5,172           (3,858)         81,886
                                             --------         -------          -----       ----------         -------

Cost and expenses:
   Restaurant operating expenses:
       Cost of food and paper products          6,786           6,733          1,491                -          15,010
       Payroll and other employee
         benefits                               8,018          11,919          1,874                -          21,811
       Other operating costs                   12,392          12,738          1,645                -          26,775
   Depreciation and amortization                1,706           1,875            291                -           3,872
   General and administrative                   2,604           2,742            147             (207)          5,286
   Asset impairment and restaurant
     closing charges, net                         700               -            (18)               -             682
   Intercompany charges                         3,651                -             -           (3,651)              -
                                             --------         -------          -----       ----------         -------
       Total costs and expenses                35,857          36,007          5,430           (3,858)         73,436
                                             --------         -------          -----       ----------         -------

Operating income (loss) before minority
   Interest                                       601           8,107           (258)               -           8,450
Minority interest                                   -               -             (3)               -              (3)
                                             --------         -------          -----       ----------         -------
Operating income (loss)                           601           8,107           (261)               -           8,447
                                             --------         -------          -----       ----------         -------

Other (expense) income:
   Interest expense                            (6,827)           (338)             -                -          (7,165)
   Interest income                                130               -              -                -             130
   Equity in net income  of
     unconsolidated affiliates
                                                  147               -              -                -             147
    Insurance recovery, net                     7,162               -              -                -           7,162
                                             --------         -------          -----       ----------         -------

Net other income (expense)                        612            (338)             -                -             274
                                             --------         -------          -----       ----------         -------

Income (loss) before income taxes               1,213           7,769           (261)               -           8,721
Income tax (benefit) provision                 (1,209)          1,331            (47)               -              75
                                             --------         -------          -----       ----------         -------

Net income (loss)                              $2,422          $6,438          $(214)      $        -          $8,646
                                               ======          ======          ======      ==========          ======



                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FORTY WEEKS ENDED OCTOBER 5, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                            PARENT       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS         TOTAL
                                            ------       ------------    ------------     ------------         -----
OPERATING ACTIVITIES:
---------------------

Net (loss) income                            $(16,153)       $(8,044)           $541                -         $(23,656)
Adjustments to reconcile net (loss)
  income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization                 8,304          6,872             762                -           15,938
  Asset impairment and restaurant
    closing charges                             5,070              -               -                -            5,070
  Increase (decrease) in deferred rent            230            (33)             35                -              232
  Gain on sale of other concept unit                -              -            (200)               -             (200)
  Loss on sale of other concept units
    included in prior year asset
    impairment costs                                -              -             250                -              250
  Minority interest                                 -              -              22                -               22
  Equity in net income of
    unconsolidated affiliates                    (270)             -               -                -             (270)
  Dividends received from
    unconsolidated affiliates                     119              -               -                -              119
  Changes in operating assets and
    liabilities:
    Decrease (increase) in receivables            149            264             (62)               -              351
    Decrease in inventories                       405            569              13                -              987
    Increase in prepaid expenses               (3,805)        (2,394)           (172)               -           (6,371)
    (Increase) decrease in other assets          (573)          (24)             492                -             (105)
    Increase (decrease) in accounts
       payable and accrued expenses            (3,160)           776            (117)               -           (2,501)
    Decrease in accrued interest
    payable                                    (6,473)             -               -                -           (6,473)
                                             --------         -------          -----          -------         ---------

Net cash (used in) provided by
  operating activities                        (16,157)        (2,014)          1,564                -          (16,607)
                                             --------         -------          -----          -------         ---------

Investing activities:
---------------------
Purchase of property and equipment             (4,219)        (1,875)           (171)               -           (6,265)
                                             --------         -------          -----          -------         ---------

Net cash used in investing activities          (4,219)        (1,875)           (171)               -           (6,265)
                                             --------         -------          -----          -------         ---------



                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FORTY WEEKS ENDED OCTOBER 5, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                           ------       ------------    ------------    ------------       -----
FINANCING ACTIVITIES:
---------------------

Mortgage principal repayments                      -           (128)              -                -          (128)
Tax distribution                              (1,101)             -               -                -        (1,101)
Intercompany balances                            799            780          (1,579)               -             -
                                             --------      ---------         -------          -------      --------
Net cash (used in) provided by
   financing activities                         (302)           652          (1,579)               -        (1,229)
                                             --------      ---------         -------          -------      --------

Decrease in cash and
  cash equivalents                           (20,678)        (3,237)           (186)               -       (24,101)
Cash and cash equivalents at
  beginning of period                         47,636          6,539             975                -        55,150
                                             --------      ---------         -------          -------      --------
Cash and cash equivalents at
  end of period                              $26,958         $3,302            $789                -       $31 049
                                             ========      =========         =======                       ========

Supplemental disclosure of cash flow
  Information:
Cash paid during the period for
  income taxes                                  $280            $85             $13           $    -          $378
                                             ========      =========         =======          =======      ========
Cash paid during the period for
  Interest                                   $28,159         $1,091            $  -           $    -       $29,250
                                             ========      =========         =======          =======      ========



                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FORTY WEEKS ENDED OCTOBER 6, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
OPERATING ACTIVITIES:                        PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
---------------------                        ------      ------------    ------------     ------------       -----

Net (loss) income                            $(12,481)        $15,991          $(622)                          $2,888
Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
      Depreciation and amortization             7,816           8,194            929                           16,939
      Provision for restaurant closings         2,046               -              -                            2,046
      Increase in deferred rent, net              495            (120)            28                              403
      Minority interest                             -               -             36                               36
      Equity in income of
     unconsolidated affiliates                   (692)              -              -                             (692)
    Dividends received from
     unconcolidated affiliates                    311               -              -                              311
    Changes in operating assets
     and liabilities:
     Decrease (increase) in receivables         1,355            (425)           (49)                             881
     Decrease (increase) in inventories           328             383             30                              741
     Increase in prepaid assets                (4,707)         (2,398)          (402)                          (7,507)
     (Increase) decrease in other
       assets                                    (406)            262             83            $(120)           (181)
     (Decrease) increase in accounts
       payable and accrued expenses            (3,149)         (1,027)        (1,956)             120          (6,012)
     Decrease in accrued interest
       payable                                 (6,473)              -               -               -          (6,473)
                                               -------         -------        -------           ------         -------

Net cash (used in) provided by
    operating activities                      (15,557)         20,860         (1,923)               -           3,380
                                              --------         -------        -------           ------         -------

Investing activities:
Purchases of property and equipment            (4,795)         (1,629)          (187)               -          (6,611)
                                               -------         -------        -------           ------         -------

Net cash used in investing activities          (4,795)         (1,629)          (187)               -          (6,611)
                                               -------         -------        -------           ------         -------


                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE FORTY ENDED OCTOBER 6, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                           ------       ------------    ------------    ------------        -----
Financing activities:
---------------------
Mortgage principal repayments                      -           (117)              -                -           (117)
Distributions to shareholders                 (3,125)             -               -                -         (3,125)
Intercompany balances                         18,643        (19,728)          1,085                -              -
                                              ------        -------           -----           ------         -------
Net cash provided by
   (used in) financing activities             15,518        (19,845)          1,085                -         (3,242)
                                              ------        -------           -----           ------         -------

Decrease in cash and
  cash equivalents                            (4,834)          (614)         (1,025)               -         (6,473)
Cash and cash equivalents at
  beginning of period                         29,673          5,437           1,842                -         36,952
                                              ------        -------           -----           ------         -------
Cash and cash equivalents at
  end of period                              $24,839         $4,823            $817          $     -        $30,479
                                             =======        =======           =====          =======        ========
Supplemental disclosure of cash flow
  information:
Cash paid during the period for
  income taxes                                  $375           $250        $      1          $     -           $626
                                             =======        =======           =====          =======        ========
Cash paid during the period for              $28,139         $1,108        $      -          $     -        $29,247
  interest                                   =======        =======           =====          =======        ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:


                                       40 WEEKS     40 WEEKS      12 WEEKS        12 WEEKS        FISCAL YEAR
                                       ENDED        ENDED         ENDED           ENDED          --------------
                                       10/05/03     10/06/02      10/05/03        10/06/02       2002      2001
                                       --------     --------      --------        --------       ----      ----
Sbarro-owned restaurants:
   Opened during period                     3           8             2               5            13         9
   Acquired from (sold to)
     franchisees during period-net         (7)         (4)           (1)             (3)           (6)        -
   Closed during period                   (19)        (41)           (3)            (22)          (51)      (43)
                                          ---         ---           ---             ---           ---       ---
   Open at end of period (1)              535         565           535             565           558       602

Franchised restaurants:
   Opened during period                    25          28             3              13            42        42
   Purchased from (sold to)
     Sbarro during period-net               7           4             1               3             6         -
   Closed or terminated during
      period                              (15)        (18)           (2)             (5)          (20)      (20)
                                          ---         ---           ---             ---           ---       ---
   Open at end of period                  370         339           370             339           353       325

All restaurants:
   Opened during period                    28          36             5              18            55        51
   Closed or terminated during
     period                               (34)        (59)           (5)            (27)          (71)      (63)
                                          ---         ---           ---             ---           ---       ---
   Open at end of period (1)              905         904           905             904           911       927

Kiosks (all franchised) open at
   end of period                            3           4             3               4             3         4



------------------------------------
(1) Excludes 31, 34, 32 and 37 other concept units as of October 5, 2003 and October 6, 2002, the end of fiscal 2002 and the end of fiscal 2001, respectively.

Our business is subject to seasonal fluctuations, the effect of weather and economic conditions. Earnings have been highest in our fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season but fluctuates due to the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter. In recent years, our fourth quarter income has also been significantly effected due to a number of additional factors, including the adverse effect of the general economic downturn, the continuing effect of the events of September 11, 2001 and significant year-end adjustments relating to asset impairment and store closing costs. Due to the seasonality of our business, we perform the annual testing for impairment on our trademarks and goodwill as required by SFAS 142 after our fourth quarter is completed and more information is available to us. The evaluation of impairment of long-lived assets, as required by SFAS 144, is also made when events or circumstances indicate that the carrying amount of the assets may not be recoverable and considers many factors, in addition to seasonality. If impairment factors are present earlier than year-end, we record any adjustments as determined necessary through interim testing at that time. During the third quarter of fiscal 2003, a review of the impairment factors determined that the carrying amount of certain store assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of those assets and an asset impairment charge of $3.0 million was recorded in the twelve and forty weeks periods ended October 5, 2003.

Our consolidated EBITDA for the forty weeks ended October 5, 2003 was $15.2 million compared to $42.5 million for the forty weeks ended October 6, 2002. Our consolidated EBITDA for the twelve weeks ended October 5, 2003 was $3.6 million compared to $19.6 million for the twelve weeks ended October 6, 2002. EBITDA for the forty and twelve weeks ended October 6, 2002 included an insurance recovery of $7.2 million, net, relating to the events of September 11, 2001. Excluding this item, EBITDA for the forty and twelve weeks ended October 6, 2002 was $35.3 million and $12.5 million, respectively. EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles ("GAAP") in the United States or as a measure of a company's profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our senior notes in that EBITDA is one of the factors in the calculation of our compliance with the ratios in the indenture under which our senior notes are issued. We also internally use EBITDA as one of the measures to determine whether to continue or close restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our cash investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities. The following table reconciles EBITDA to our net loss, which we believe is the most direct comparable financial measure to EBITDA, for each of the forty and twelve week periods presented (in thousands):

                                                      Forty weeks ended:                  Twelve weeks ended:
                                                    10/05/03         10/06/02           10/05/03          10/06/02
                                                    --------         --------           --------          --------
   EBITDA                                            $15,200          $42,463             $3,567          $19,628
   Interest expense                                  (23,930)         (23,905)            (7,167)          (7,165)
   Interest income                                       569              390                158              130
   Income taxes                                         (675)            (276)              (101)             (75)
   Depreciation and amortization                     (14,820)         (15,784)            (4,411)          (3,872)
                                                     --------         --------            -------          -------
      Net (loss) income                             $(23,656)          $2,888            $(7,954)          $8,646
                                                    =========          ======            ========          ======

Restaurant sales by Sbarro-owned quick service units and consolidated other concept units decreased 10.1% to $228.9 million for the forty weeks ended October 5, 2003 from $254.5 million in the forty weeks ended October 6, 2002 and decreased 7.6% to $72.1 million for the twelve weeks ended October 5, 2003 from $78.0 million in the twelve weeks ended October 6, 2002.

The decrease in sales for the forty weeks ended October 5, 2003 reflects $18.9 million (8.0%) of lower sales of Sbarro quick service units and $6.7 million (37.2%) of lower sales of consolidated other concept units. The decrease in sales for the twelve weeks ended October 5, 2003 reflects $4.1 million (5.7%) of lower sales of Sbarro quick service units and $1.8 million (34.3%) of lower sales of consolidated other concept units. Declines in comparable sales of $10.3 million (4.6% to $211.4 million) in the forty week and $1.6 million (2.4% to $67.3 million) in the twelve week periods of fiscal 2003 from the comparable periods in fiscal 2002 was the primary reason for the decline in quick service restaurant sales. We believe that these declines were attributable to a reduction in shopping mall traffic related to the general economic downturn in the United States and, additionally with respect to the forty week period, the effects of the threatened and then actual military action in Iraq during the first quarter of fiscal 2003. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal years.

Since the end of fiscal 2001, we closed 67 (including 23 units closed, net of openings during the first forty weeks of fiscal 2003) more units than we opened, causing the remaining $8.6 and $2.5 million net reduction in Sbarro quick service unit sales for the forty and twelve weeks ended October 5, 2003, respectively. The units closed since the end of fiscal 2001 were generally low volume units that did not have a material impact on our results of operations.

Of the decline in consolidated other concept unit sales, for the forty weeks ended October 5, 2003, approximately $0.6 million resulted from a 5.3% decrease in comparable unit sales to $11.1 million. For the twelve-week period ended October 5, 2003, there was a $0.1 million or 3.9% decrease in comparable consolidated other concept unit sales to $3.4 million. We believe that these declines were attributable to the same factors that affected Sbarro quick service locations. In addition, since the end of fiscal 2001, eight consolidated other concept units have been closed, resulting in a net sales reduction from sales at those locations of $6.1 million for the forty weeks ended October 5, 2003 and $1.7 million for the twelve weeks ended October 5, 2003. These units were either unprofitable or marginally profitable and were part of ventures that we determined to discontinue.

Franchise related revenues was nominally ($11,000) lower in the reported forty week period and $0.3 million (10.3%) lower in the twelve week period of fiscal 2003 than in fiscal 2002 because of an accrual for a potential need to refund certain royalty payments previously made to us by our Russian franchisee. Excluding the effect of this $0.2 million accrual, franchise related revenues increased by approximately $0.2 million (2.8%) to $7.8 million for the forty weeks ended October 5, 2003 despite a $0.1 million (1.7%) decrease to $2.5 million for the twelve weeks ended October 5, 2003, in each case from the comparable period ended October 6, 2002. Initial and ongoing royalties earned from locations opened during fiscal 2003 and 2002 were offset, in part, by 3.8% and 0.5% reductions in comparable unit sales at both domestic and international locations in the forty and twelve weeks periods ended October 5, 2003, respectively, from the comparable period ended October 6, 2002. During the twelve weeks ended October 5, 2003, our Russian franchisee advised us that sales and other income taxes that were remitted to their local government were erroneously included in their previously reported sales upon which its ongoing royalty fees were calculated. Subject to final confirmation and review, we have reduced our royalty revenues by approximately $0.2 million for this potential overpayment for the twelve and forty week periods ended October 5, 2003.

Real estate and other revenues were relatively unchanged for both the forty and twelve weeks periods ended October 5, 2003 from the respective periods ended October 6, 2002.

Cost of food and paper products as a percentage of restaurant sales increased to 21.5% for the forty weeks ended October 5, 2003 from 19.6% for the comparable 2002 fiscal period and to 21.8% for the twelve weeks ended October 5, 2003 from 19.2% for the same twelve weeks in fiscal 2002. The cost of sales percentage in both the forty and twelve week periods of fiscal 2003 were negatively impacted by the decrease in comparable unit sales. In addition, without changing the effect on the final product, we modified our pizza and pasta sauce recipes to utilize ready made sauce instead of crushed tomatoes as the base raw material to facilitate the consistency in product in each restaurant unit and reduce labor needed to prepare our products. We estimate that this has added approximately 3/4 of 1 percentage point to our cost of food. The increase in cheese prices that began at the end of the second quarter resulted in significantly higher cheese costs in the third quarter of fiscal 2003 compared to the similar period in fiscal 2002 causing a 1.2% and 0.4% increase in cost of sales for the twelve and forty week periods, respectively, ended October 5, 2003. Cheese prices to date in the fourth quarter of fiscal 2003 have moderated somewhat but continue to be approximately 40% higher than the comparable time in fiscal 2002. In early fiscal 2003, we replaced our then national independent wholesale distributor, which declared bankruptcy, with another national independent wholesale distributor. There has not been a material impact on the cost of food and paper products from this new distribution arrangement as the majority of the products used in our restaurants are proprietary and we are involved in negotiating their cost to the wholesaler. However, the cost of sales percentage in the first quarter of 2003, effecting the forty week period (but not a factor in the increase in cost of sales in the second or third quarters) of fiscal 2003 was impacted by the cost of purchases of product from third parties until the new distribution contract was effective.

Payroll and other employee benefits decreased by $5.5 million but as a percentage of restaurant sales, increased to 29.0% in the forty weeks ended October 5, 2003 from 28.2% of restaurant sales in the forty weeks ended October 6, 2002. For the twelve week period ended October 5, 2003, these costs decreased by $1.3 million but increased to 28.5% from 28.0% as a percentage of restaurant sales when compared to the comparable twelve week period in fiscal 2002. The dollar decrease was primarily due to fewer units in operation while the percentage of sales increase was due to the reduction in comparable unit sales.

Other operating expenses decreased by $3.4 million but increased to 37.5% of restaurant sales in the forty weeks ended October 5, 2003 from 35.0% in the forty weeks ended October 6, 2002. These expenses decreased $0.5 million but increased to 36.4% from 34.3% of restaurant sales in the twelve weeks ended October 5, 2003 and October 6, 2002, respectively. The lower dollar level of other operating expenses resulted primarily from the fewer number of units in operation. The increases as a percentage of restaurant sales were primarily due to increases in rent and other occupancy related expenses resulting from the renewal of existing leases at the end of their terms at higher rental rates, compounded by the reduced level of sales. In addition, we are continuing to experience increases in our repair and maintenance costs due to the number of years that the majority of our locations have been operating and the effects of the long-term utilization on their equipment.

Depreciation and amortization expense decreased by $1.0 million and increased by $0.5 million for the forty and twelve weeks, respectively, of fiscal 2003 from the comparable periods in fiscal 2002. The reductions were due to fewer numbers of units in operation in fiscal 2003 ($1.0 million and $0.4 million, respectively), the absence in 2003 of depreciation of locations that had been included in the provision for asset impairment in fiscal 2002 as a result of which, no depreciation was taken on these units in fiscal 2003 and for locations that became fully depreciated during fiscal 2002. These reductions were offset, in part, primarily by depreciation of our upgraded computer system in 2003 and included a correction of $0.3 million due to a calculation error reflected in the third quarter of fiscal 2002.

General and administrative expenses were $20.1 million, or 8.4% of total revenues, for the forty weeks ended October 5, 2003, compared to $18.0 million, or 6.8% of total revenues, for the forty weeks ended October 6, 2002. Those costs were $6.1 million, or 8.0% of total revenues, for the twelve weeks ended October 5, 2003, as compared to $5.3 million, or 6.5% of total revenues, for the twelve weeks ended October 6, 2002. The principal factors contributing to the increases in the forty week period were $0.2 million of legal fees incurred in connection with a lawsuit, a $0.2 million allowance for doubtful accounts receivable recorded with respect to our franchisee in Spain that declared bankruptcy and bonuses of $0.7 million that were granted to certain executive officers, all in the first fiscal quarter of 2003, a $0.2 million allowance against the collectibility of amounts owed by our Israeli franchisee and $0.2 million of costs and expenses related to the hiring of our new President and Chief Executive Officer during the third fiscal quarter and higher quick-service field management travel and related costs.

During the forty weeks ended October 5, 2003, we recorded a provision for asset impairment and for restaurant closing charges of $4.5 million. For the same forty week period ended October 6, 2002, we recorded a provision for restaurant closing charges of $2.9 million. The similar provisions for the twelve-week periods ended October 5, 2003 and October 6, 2002 were $3.4 million and $0.7 million, respectively. The provisions include a charge for asset impairment of $3.0 million in the forty and twelve weeks ended October 5, 2003 that resulted from our evaluation of impairment indicators which determined that the carrying amount of certain store assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of those assets. The remaining portion of the fiscal 2003 provision related to charges for closed locations. The provisions in fiscal 2002 related, for the most part, to the planned closing of up to thirty low volume, unprofitable Sbarro quick service locations during the third and fourth quarter of fiscal 2002, for which the provision was recorded primarily in the second quarter of fiscal 2002.

Minority interest represents the share of the minority holders' interests in the earnings or loss of a joint venture in which we have a majority interest. In early fiscal 2002, we closed one of the two locations owned by this joint venture. The closed unit had a nominal operating loss in the first quarter of fiscal 2002.

Interest expense of $23.9 million and $7.2 million for each of the forty weeks and twelve weeks, respectively, ended October 5, 2003 and October 6, 2002, relates to the 11%, $255.0 million senior notes we issued to finance our going private transaction in September 1999 ($21.6 million and $6.5 million in both the forty and twelve weeks of fiscal 2003 and 2002), the 8.4%, $16.0 million mortgage loan on our corporate headquarters in 2001 ($1.1 million and $0.3 million in the respective periods) and fees for unused borrowing capacity under our credit agreement that we terminated in the fourth quarter of fiscal 2003 ($0.1 million in the respective periods). In addition, $0.7 million and $0.4 million in the forty weeks and twelve weeks, respectively, of fiscal 2003 and 2002 represents non-cash charges for the accretion of the original issue discount on our senior notes and the amortization of deferred financing costs on the senior notes, credit agreement and the mortgage loan.

Interest income for the forty week period ended October 5, 2003 was $0.6 million versus $0.4 million for the forty week period ended October 6, 2002. Interest income was $0.2 million and $0.1 million for the third quarter of fiscal 2003 and 2002, respectively. Higher average cash available for investment in each period presented in fiscal 2003 compared to the similar periods in fiscal 2002 was partially offset by the lower prevailing interest rates in effect. The indenture under which our senior notes are issued limits the types of investments which we may make. In addition, we earned approximately $0.05 million of interest income that was included in an income tax refund received in the second quarter of fiscal 2003 related to a year in which we were a Subchapter C corporation.

Equity in the net income (loss) of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concepts in which we have a 50% or less ownership interest. Included in our equity in the net loss of unconsolidated affiliates in the third quarter of fiscal 2003 was our proportionate share ($0.5 million) of the losses from the sale of our Vincent's Clam Bar location and one of our steakhouse joint venture locations. These losses were offsets against our equity in the net operational net income of unconsolidated affiliates of approximately $0.8 million and $0.3 million in for the forty and twelve weeks ended October 5, 2003, respectively, compared to $0.7 million and $0.1 million, respectively, in our equity for the same periods ending October 6, 2002. We have determined that we will continue, to the extent agreed with our joint venture partners, to develop and expand the steakhouse joint venture locations but do not intend to expand our other joint venture operations.

The insurance recovery credit to our earnings for the forty and twelve weeks ended October 6, 2002 of $7.2 million represents the settlement, net of related expenses, to reimburse us for the lost income under our business interruption insurance coverage related to the events of September 11, 2001.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense was $0.7 million and $0.3 million for the forty week periods, and $0.1 million and $0.1 million for the twelve-week periods, ended October 5, 2003 and October 6, 2002, respectively. The expense was for taxes owed by us (rather than our shareholders) to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in our joint ventures through cash generated from operations. At October 5, 2003, we had unrestricted cash and cash equivalents of $31.0 million and working capital of $14.4 million compared to unrestricted cash and cash equivalents of $30.5 million and working capital of $19.5 million at October 6, 2002.

Net cash used in operating activities was $16.6 million for the forty weeks ended October 5, 2003 compared to $3.4 million provided by operating activities during the forty weeks ended October 6, 2002. The $20.0 million change resulted primarily from a $26.7 million change (from a profit of $2.9 million in the fiscal 2002 period to a loss of $23.7 million in the fiscal 2003 period) in our results of operations. This change was reduced, in part, by an increase in non-cash expenses in the fiscal 2003 period from the fiscal 2002 period, with a $3.0 million charge for asset impairment in fiscal 2003 being offset, in part, by a $1.0 million reduction in depreciation and amortization. Also, less cash was used during the fiscal 2003 period than the fiscal 2002 period to support changes in operating assets and liabilities, primarily as a result of an increase (a decrease of $2.5 million in fiscal 2003, compared to a $6.0 million decrease in fiscal 2002) in accounts payable and accrued expenses and a $1.1 million lower increase in fiscal 2003 in prepaid expenses (the prepaid balances at the end of the third fiscal quarters of both 2003 and 2002 being similar). Of the increase in accounts payable, approximately $2.6 million relates to the amount accrued for, but unpaid to, our bankrupt former national independent wholesale distributor. We are in negotiations with its creditors' committee with regard to the amount, if any, owed as we incurred significant additional costs after the bankruptcy filing date due to the bankruptcy. In addition, there was a decrease of $0.2 million in the dividend received from our unconsolidated affiliate.

Net cash used in investing activities has historically been primarily for capital expenditures, including investments made by our consolidated other concepts. Net cash used in investing activities decreased from $6.6 million for the forty weeks ended October 6, 2002 to $6.3 million for the forty weeks ended October 5, 2003. Investing activities in the forty weeks ended October 5, 2003 reflect higher remodel activity than during the forty weeks ended October 6, 2002. These investing activities also include $1.0 million and $1.3 million, respectively, paid as part of previously committed costs of $2.9 million relating to an upgrade of our computer systems.

Net cash used in financing activities was $1.2 million for the twenty-eight weeks ended July 13, 2003 compared to $3.2 million in the comparable 2002 period The reduction was due to a $2.0 million decrease in tax distributions to shareholders.

We incur annual cash interest expense of approximately $29.7 million under our senior notes and mortgage loan and may incur additional interest expense for borrowings that may be made if we are able to secure an uncommitted line of credit to replace the credit agreement that we terminated. In addition to debt service, we expect that our other liquidity needs will relate to capital expenditures, working capital, investments in other ventures, distributions to shareholders (to the extent permitted under the indenture for the senior notes) and for general corporate purposes. We anticipate that aggregate restaurant capital expenditures and our investments in joint ventures during the next twelve months will approximate the fiscal 2002 levels.

We expect our primary sources of liquidity to meet these needs will be our existing cash and cash flow from operations.

Our credit agreement required that we maintain a minimum ratio of consolidated earnings before interest, taxes and depreciation and amortization ("EBITDA") to consolidated interest expense and a maximum ratio of consolidated senior debt to consolidated EBITDA. We have not been in compliance with the required ratios, as amended, during 2003. Our bank waived compliance with these covenants but we would not have been able to borrower under this arrangement. We requested, and the bank agreed, to terminate the bank's lending commitment. We had not made any borrowings under the line of credit since its inception, except for a required one day borrowing upon the activation of the credit agreement and except with respect to letters of credit that have been issued by the bank under the sublimit of the line. The termination of the bank's lending commitment eliminates our obligation to pay a commitment fee on the unused portion of the facility. Our obligations under the credit agreement to reimburse the bank with respect to any drawings that may be made under the approximately $1.7 million of letters of credit that are outstanding as of November 19, 2003 will remain in full force. We have agreed to either arrange for the replacement of the letters of credit or to cash collateralize them by January 9, 2004. The credit agreement will remain in effect until such time as outstanding letters of credit shall have been drawn upon in full, expired or otherwise terminate, except for our ability to borrow or obtain letters of credit and except that compliance with our financial and certain other covenants has been waived until the termination date of the credit agreement. We are in the process of negotiating for an uncommitted line of credit from other banks in a presently undetermined amount, but there can be no assurance that we will be able to obtain the line.

We are subject to various covenants under the indenture under which our senior notes are issued. One of the covenants limits our ability to borrow funds (except under specifically permitted arrangements, such as up to $75.0 million of revolving credit loans) unless our consolidated interest ratio coverage (as defined), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters is at least 2.5 to 1. Another covenant limits our ability to make "restricted payments," including, among other things, dividend payments (other than as distributions pursuant to our tax payment agreement with our shareholders related to Subchapter S distributions) and investments in, among other things, unrestricted subsidiaries, to specified amounts determined under a formula contained in the indenture provided (except with respect to certain permitted investments and tax distributions) that our interest coverage ratio is at least 2.0 to 1 after giving pro forma effect to the restricted payment. For the four fiscal quarters ended October 5, 2003, our consolidated interest coverage ratio was 1.1 to 1. As a result, we are not presently able to borrow funds (other than the specifically permitted indebtedness). Additionally, under the formula contained in the indenture, we cannot make restricted payments other than certain permitted investments and tax distributions until we increase the restricted payment availability by approximately $16 million, and then only to the extent of any excess over that amount.

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

OFF-BALANCE SHEET FINANCING
---------------------------

The Company has no off-balance sheet contractual arrangements, as that term is defined in Item 304(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS
-----------------------

Our contractual obligations arrangements with respect to both our Sbarro quick service and our other concepts (both those in which we have a majority or minority interest) do not differ materially from the information disclosed in
Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS
------------------------------------------

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the forty weeks ended October 5, 2003, there have been no material changes in the accounting policies whose application may have a significant effect on our reported results of operations and financial position and that can require judgments by management that can affect their application from the matters discussed under the heading "Critical Accounting Policies and Judgments" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

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

o the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;
o    changes in consumer tastes;
o changes in population and traffic patterns, including the effect that military action and terrorism or other events may have on the willingness of consumers to frequent shopping malls, airports or downtown areas that are the predominant areas in which our restaurants are located;
o    our ability to continue to attract franchisees;
o the success of our present, and any future, joint ventures and other expansion opportunities;
o the availability of food (particularly cheese and tomatoes) and paper products at current prices;
o    our ability to pass along cost increases to our customers;
o    no material increase occurring in the Federal minimum wage;
o    the continuity of services of members of our senior management team;
o our ability to attract and retain competent restaurant and executive managerial personnel;
o    competition;
o    the level of, and our ability to comply with, government regulations;
o our ability to generate sufficient cash flow to make interest payments and principal under our senior notes;
o our ability to obtain a bank line of credit that would enable us to meet any unanticipated operational needs;
o our ability to comply with covenants contained in the indenture under which the senior notes are issued, and the effects which the restrictions imposed by those covenants may have on our ability to operate our business; and
o our ability to repurchase senior notes to the extent required in the event we make certain asset sales or experience a change of control.

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

Future borrowings under any line of credit we may be able to obtain is likely to be at rates that float with the market and, therefore, will be subject to fluctuations in interest rates. Our $255.0 million senior notes bear a fixed interest rate of 11.0%. We are not a party to, and do not expect to enter into any interest rate swaps or other instruments to hedge interest rates.

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, with the participation of our President and Chief Executive Officer and our Vice President, Controller and principal accounting officer (the person presently performing the function of our principal financial officer), evaluated the effectiveness of our "disclosure controls and procedures," as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management,
including  those  officers,   to  allow  timely  decisions   regarding  required
disclosure.

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

         A Report on Form 8-K was filed by Sbarro dated (date of earliest event reported) September 8, 2003, reporting under Item 5, Other Events, and
         Item 7, Financial Statements and Exhibits. No financial statements were filed with that Report.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SBARRO, INC.
                                   ---------------------------------------------
                                   Registrant


Date:   November 19, 2003          By: /s/ MICHAEL O'DONNELL
        -----------------              -----------------------------------------
                                       Michael O'Donnell
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:   November 19, 2003          By: /s/ STEVEN B. GRAHAM
        -----------------              ----------------------------------------
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

31.02 Certification of Vice President, Controller and Principal Accounting Officer, the person performing the function of our principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.01    Certification  of  Principal  Executive  Officer  pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02 Certification of Vice President, Controller, Principal Accounting Officer, the person performing the function of our principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.