Form 10-K
period 2003-12-28
SBARRO INC
filed 2004-03-29
CIK 766004

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|_| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
For the fiscal year ended DECEMBER 28, 2003

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


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes            No
                                            ----------     ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes            No   X
                                                    -----         ------

         The registrant's common stock is not publicly-held or publicly traded.

         The number of shares of Common Stock of the registrant outstanding as of March 19, 2004 was 7,064,328.

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

         Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to:

     o    general economic, inflation, weather and business conditions;
     o the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;
     o    changes in consumer tastes;
     o changes in population and traffic patterns, including the effects that military action and terrorism or other events may have on the willingness of consumers to frequent malls, airports or downtown areas which are the predominant areas in which our restaurants are located;
     o    our ability to continue to attract franchisees;
     o the success of our present, and any future, joint ventures and other expansion opportunities;
     o the availability of food (particularly cheese and tomatoes), beverage and paper products at current prices;
     o    our ability to pass along cost increases to our customers;
     o    no material increase occurring in the Federal minimum wage;
     o    the continuity of services of members of our senior management team;
     o our ability to attract and retain competent restaurant and executive managerial personnel;
     o    competition;
     o    the level of, and our ability to comply with, government regulations;
     o our ability to generate sufficient cash flow to make interest payments and principal under our senior notes and new line of credit;
     o our ability to comply with covenants contained in the indenture under which the senior notes are issued, and the effects which the restrictions imposed by those covenants may have on our ability to operate our business; and
     o our ability to repurchase senior notes to the extent required in the event we make certain asset sales or experience a change of control.

         You are cautioned not to place undue reliance on forward looking statements, which speak only as of the date of the report. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

                                     PART I
                                     ------


ITEM 1.  BUSINESS
-------  --------

         Sbarro, Inc., a New York corporation, was organized in 1977 and is the successor to a number of family food and restaurant businesses developed and operated by the Sbarro family. Today, we are a leading owner, operator and franchisor of quick-service restaurants, serving a wide variety of Italian specialty foods with 915 company-owned and franchised restaurants worldwide at December 28, 2003. In addition, since 1995, we have created, primarily through joint ventures, other restaurant concepts for the purpose of developing growth opportunities in addition to the Sbarro restaurants. We presently operate 29 other concept restaurants through owned joint ventures in which we hold a majority or minority position or through wholly owned subsidiaries. (See "Other Concepts," below.)

         GOING PRIVATE TRANSACTION
         -------------------------

         On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of our common stock) became the holders of 100% of our issued and outstanding common stock as a result of a merger in which a company owned by the members of the Sbarro family merged with and into us. The cost of the merger, including fees and expenses, was funded through the use of substantially all of our cash then on hand and the placement of $255.0 million of 11.0% senior notes due September 15, 2009 sold at a price of 98.514% of par to yield 11.25% per annum. In April 2000, we exchanged these senior notes for new senior notes having the same terms, except that the new senior notes were registered under the Securities Act of 1933. Throughout this report we are referring to the new senior notes as the "senior notes." The old senior notes and the new senior notes were issued under an indenture dated September 28, 1999, which, throughout this report, we are referring to as the "indenture." Our payment obligations under the senior notes are jointly, severally, unconditionally and irrevocably guaranteed by all of our current restricted subsidiaries (as defined in the indenture) and are to be similarly guaranteed by our future restricted subsidiaries. See "Selected Financial Data" included in
Item 6 of this  report,  "Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations" included in Item 7 of this report, "Financial Statements and Supplementary Data" included in Item 8 of this report and "Security Ownership of Certain Beneficial Owners and Management" included in
Item 12 of this report.

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

         Since our inception in 1959, we have focused on high customer traffic venues due to the large number of captive customers who base their eating decision primarily on impulse and convenience. We therefore do not have to incur the significant advertising and promotional expenditures that certain of our competitors incur to attract customers to their destination restaurants. These factors, combined with adherence to strict cost controls, provide us with reasonable operating margin percentages. Sbarro restaurants are primarily located in shopping malls, downtown locations and other high customer traffic venues, including toll roads, airports, sports arenas, hospitals, convention centers, university campuses and casinos. We believe that there may be opportunities to open similar Sbarro units in these and other venues.

         As of December 28, 2003, we had 915 Sbarro quick service restaurants, consisting of 528 company-owned and 387 franchised restaurants located in 46 States, the District of Columbia, the Commonwealth of Puerto Rico, certain United States territories and 26 countries throughout the world.

         In addition, since 1995, we have created and operated other casual and fine dining concepts for the purpose of developing growth opportunities in addition to our Sbarro restaurants. With our joint venture partners or in wholly owned subsidiaries, we currently operate 29 casual and fine dining restaurants featuring varying cuisines under other restaurant concepts.

         RESTAURANT EXPANSION
         --------------------

         We grew from 103 Sbarro-owned or franchised quick service restaurants at the time of our initial public offering in 1985 to 939 at the end of fiscal 2000. However, since the end of fiscal 2000, while we have added 84 more franchised units than were closed, we have closed or sold to franchisees 108 more company-owned units than we opened, resulting in a net decrease of 24 Sbarro-owned or franchised quick service restaurants. As a result, the total number of company-owned and franchised units at December 28, 2003 was 915.

         The  following  table   summarizes  the  number  of  Sbarro-owned   and
franchised quick service restaurants in operation during each of the years from 1999 through 2003:


                                                                                   FISCAL YEAR
                                                              --------------------------------------------------------
                                                                 2003       2002        2001       2000       1999
                                                                 ----       ----        ----       ----       ----
Company-owned Sbarro restaurants:
 Opened during period  (1) (2)                                      4         13           9         13         24
 (Sold to) acquired from franchisees
   during period                                                  (12)        (6)          -          1         (1)
 Closed during period  (2) (3)                                    (22)       (51)        (43)       (16)        (9)
                                                                  ----       ----        ----       ----        ---
 Open at end of period (2) (4)                                    528        558         602        636        638

Franchised Sbarro restaurants:
 Opened during period (5)                                          39         42          42         36         49
 Acquired from (sold to) Sbarro
    during period                                                  12          6           -         (1)         1
 Closed or terminated during period                               (17)       (20)        (20)       (18)       (32)
                                                                  ----       ----        ----       ----       ----
 Open at end of period                                            387        353         325        303        286

All Sbarro restaurants:
 Opened during period (1)                                          43         55          51         49         73
 Closed or terminated during period  (2) (3)                      (39)       (71)        (63)       (34)       (41)
                                                                  ----       ----        ----       ----       ----
 Open at end of period  (2) (4)                                   915        911         927        939        924

Kiosks  (all franchised) open at end of year                        3          3           4          5          4



(1) Excludes 1, 2, 4, 7 and 7 other concept units opened during fiscal 2003, 2002, 2001, 2000 and 1999, respectively.
(2) During fiscal 2004 through March 5, 2004, we have opened 1 and closed 12 and company-owned restaurants.
(3) See Note (5) to "Selected Financial Data" in Item 6 of this report for information with respect to charges relating to the closing of company-owned restaurants.
(4) Excludes 29, 32, 37, 33 and 26 other concept units at the end of fiscal 2003, 2002, 2001, 2000 and 1999, respectively. See Note (5) to
         "Selected Financial Data" in Item 6 of this report for information with respect to charges relating to the closing of other concept restaurants.
(5) During fiscal 2004 through March 15, 2004, we have opened 5 and closed 4 franchised restaurants.

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

         As of December 28, 2003, there were 239 "in-line" Sbarro restaurants and 669 "food court" Sbarro quick service restaurants. In addition, franchisees operated 7 freestanding Sbarro restaurants. "In-line" restaurants, which are self-contained restaurants, usually occupy between 1,500 and 3,000 square feet, contain the space and furniture to seat approximately 60 to 120 people and employ 10 to 40 persons, including part-time personnel. "Food court" restaurants are primarily located in areas of shopping malls designated exclusively for restaurant use and share a common dining area provided by the mall. These restaurants generally occupy between 500 and 1,000 square feet and contain only kitchen and service areas. They frequently have a more limited menu than an "in-line" restaurant and employ 6 to 30 persons, including part-time personnel.

         Sbarro restaurants are generally open seven days a week serving lunch, dinner and, in a limited number of locations, breakfast, with hours conforming to those of the major department stores or other large retailers in the mall or trade area in which they are located. Typically, mall restaurants are open to serve customers 10 to 12 hours a day, except on Sunday, when mall hours may be more limited. For Sbarro-owned restaurants open a full year, average sales in fiscal 2003 were $0.8 million for "in-line" restaurants and $0.5 million for "food court" restaurants. Our business is subject to seasonal fluctuations, and the effects of weather and economic conditions. Sales have been highest in our fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season but fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year's Day, the number of weeks in our fourth quarter and weather conditions. In recent years, our fourth quarter sales have fluctuated significantly due to a number of other factors, including the adverse effect of the general economic downturn.

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

         Substantially all of the food ingredients, beverages and related restaurant supplies used by our quick-service restaurants are purchased from a national independent wholesale food distributor which is required to adhere to established product specifications for all food products sold to our restaurants. Breads, pastries, produce, fresh dairy and certain meat products are purchased locally for each restaurant. Soft drink mixes are purchased from major beverage producers under national contracts and distributed by our national independent distributor. In early fiscal 2003, we replaced our national independent wholesale distributor, with which we did not have a contract, by entering into a contract with another national independent wholesale distributor due to the former distributor's bankruptcy. Our current contractual arrangement, which expires in January 2008, requires us to purchase 95% of all of our food ingredients that are not purchased locally and related restaurant supplies through the new distributor. As the majority of the products used in our restaurants are proprietary and we are involved with negotiating their cost to the wholesaler, there has not been a material impact on our cost of food and paper products from this new contractual arrangement. Should the need arise, we believe that there are other distributors who would be able to service our needs and that satisfactory alternative sources of supply are generally available for all items regularly used in our restaurants.

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

         We employ approximately 40 directors of operations, each of whom is typically responsible for the operations of 10 to 15 Sbarro-owned restaurants in a given area. Before each new restaurant opening, we assign an area or regional director to coordinate opening procedures. Directors of operations recruit and supervise the managerial staff of all Sbarro-owned restaurants and report to one of the six vice presidents. The vice presidents coordinate the activities of the directors of operations assigned to their areas of responsibility and report to the President of our Quick Service Division.

         FRANCHISE DEVELOPMENT
         ---------------------

         Growth in franchise operations occurs through the establishment of new Sbarro restaurants by new franchisees and existing franchisees that have multi-unit franchise agreements. We rely principally upon our reputation and the strength of our existing restaurants, as well as on participation in national franchise conventions, to attract new franchisees.

         As of December 28, 2003, we had 387 franchised Sbarro restaurants operated by 101 franchisees in 39 states of the United States as well as its territories and in 26 countries throughout the world. We are presently considering additional franchise opportunities in the United States and other countries. In certain instances, we have established franchise locations under territorial agreements in which we have granted, for specified time periods, exclusive rights to enter into franchise agreements for restaurant units in certain geographic areas (primarily foreign countries) or venues (primarily specified non-mall locations such as for certain toll roads or airports).

         In order to obtain a franchise, we generally require payment of an initial fee and continuing royalties at rates of 3.5% to 10.0% of gross revenues. Franchise agreements entered into prior to 1988 generally had an initial term of 15 years with the franchisee having a renewal option provided that the agreement had not been previously terminated by either party for specified reasons. Since 1988, we have required the franchise agreements to end at the same time as the underlying lease, but generally in not less than ten nor more than twenty years, including a renewal period of the underlying lease if applicable. Since 1990, the renewal option has also been subject to conditions, including a remodel or image enhancement requirement. Franchise agreements granted under territorial agreements and those for non-traditional sites are at negotiated fees, royalty rates and terms and conditions other than those contained in our basic franchise agreement. The franchise and territorial agreements provide us with the right to terminate a franchisee for a variety of reasons, including insolvency or bankruptcy, failure to operate its restaurant according to standards, understatement of gross receipts, failure to pay fees, or material misrepresentation on an application for a franchise.

         We presently employ ten management level individuals responsible for overseeing the operations of franchise units and for developing new units. These employees report to the President of our Franchising and Licensing Division.

         OTHER CONCEPTS
         --------------

         Since 1995, we have developed and established new restaurant concepts to provide growth opportunities that leverage our restaurant management and financial expertise. These concepts are operated either by us alone or through joint ventures with restauranteurs experienced in the particular food area. We participate with our partners in overseeing the operations of each venture. Our joint ventures and other wholly-owned concepts presently operate 29 restaurants. We intend to continue to expand the Mama Sbarro concept and our steakhouse concept, in the limited manner noted below, but do not intend to expand any of our other joint venture operations.

         The following is a summary of our internally operated and joint venture operated concepts:

          o Through a wholly-owned subsidiary, we operate eight moderately priced quick casual dining restaurants serving Italian food, under the name "Mama Sbarro." The restaurants provide both quick-service and table service, with take-out service available, and generally cater to families. In February 2003, we sold two Mama Sbarro locations to an unaffiliated third party for an aggregate of $0.8 million in cash and notes. We recorded a provision for impairment of $0.2 million related to these two locations in fiscal 2002. This provision approximated the estimated loss from the sale. We did not open any Mama Sbarro locations in fiscal 2003 but are planning to expand this concept during fiscal 2004.

          o We operate five quick service units in mall locations under the name "Umberto of New Hyde Park" in which we own a 100% interest. We closed one "Umberto of New Hyde Park" location during fiscal 2002, recording a closing cost of approximately $0.1 million.

          o We have a 40% interest in a joint venture that presently operates eight casual dining restaurants with a Rocky Mountain steakhouse motif under the name "Boulder Creek Steaks & Saloon." This venture also operates three fine dining steak restaurants, two of which are operated under the name "Rothmann's Steak House" and the other is operated under the name "Burton & Doyle." Currently, there is Boulder Creek and one mid-scale steakhouse in the planning stage, both of which are expected to be completed during the fourth quarter of fiscal 2004. We do not have any further expansion plans for this venture.

          o We have a 70% interest in a joint venture that presently operates one moderately priced, table service restaurant featuring an Italian Mediterranean menu under the name "Salute" in New York City. In early 2002, this joint venture closed one of its two remaining locations.

          o At the beginning of fiscal 2002, we had a 50% interest with the same joint venture partners in three moderately priced, table service restaurants that also featured an Italian-Mediterranean menu. All three locations were closed during fiscal 2002. Additional losses of $0.3 million were recorded related to these locations in fiscal 2002. We recorded a loss on of the closing of the third restaurant in fiscal 2002 of approximately $4.1 million, for a total restaurant closing cost in fiscal 2002 of approximately $4.4 million for this venture. See "Item 3. Legal Proceedings" for information related to lawsuits to which we are a party for one of the locations closed in fiscal 2002.

          o We have a 50% interest in a joint venture which, in June 1999, acquired two quick service Mexican style restaurants operating in strip centers under the names "Baja Grill" and "Waves."

          o We had a 25% interest in a joint venture formed in 1999 that operated one seafood restaurant under the name "Vincent's Clam Bar" which was sold in August 2003. Our share of the loss recorded upon the sale of the assets of this restaurant was approximately $0.2 million.

         All of the other concept locations, except for three Umberto of New Hyde Park mall units, are located in the New York City metropolitan area.

         All of our other concept locations presently operate through unrestricted subsidiaries which do not guarantee our senior notes. As such, we have certain restrictions as to the financing we can provide to these new concepts and these entities are not subject to the restrictions contained in the indenture under which our senior notes are issued. Ventures in which we have a 50% or less interest are accounted for under the equity method of accounting.

         As of December 28, 2003, we had an aggregate investment, net of write-downs, impairment charges and losses on sales, in the form of advances to and property and equipment costs of these other concepts, of approximately $10.8 million. The amount of our investment does not include guarantees of indebtedness and reimbursement obligations in respect of letters of credit in the aggregate amount of approximately $7.7 million (in addition to approximately $0.1 million of remaining letters of credit for locations that have been sold and are being used for security under leases that have been sublet to the new owners) and guarantees of certain real property lease obligations of these subsidiaries and other concepts in the approximate amount of $2.4 million. In addition, our other concepts have potential obligations of $3.0 million for subleased real property for locations that have been sold.

         EMPLOYEES
         ---------

         As of December 28, 2003, we employed approximately 5,600 persons, excluding employees of other concepts, of whom approximately 3,150 were full-time field and restaurant personnel, approximately 2,250 were part-time restaurant personnel and 200 were corporate administrative personnel. None of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. In the first quarter of 2004, we implemented a reduction in work force that reduced our corporate administrative head count by approximately 35 persons. We will record severance and other related costs of approximately $0.7 million in the first quarter of 2004 for the reduction in work force. We estimate that the reduction in work force will reduce our annual general and administrative costs by approximately $3.1 million.

         COMPETITION
         -----------

         The restaurant business is highly competitive. Many of our direct competitors operate within the pizza restaurant segment. We believe we compete on the basis of menu selection, price, service, location and food quality. Factors that affect our and our franchisees' business operations include changes in consumer tastes, national, regional and local economic conditions, population, traffic patterns, changes in discretionary spending priorities, demographic trends, military action, terrorism, and consumer confidence in food wholesomeness, handling and safety, weather conditions, the type, number and location of competing restaurants and other factors. There is also active competition for management personnel and attractive commercial shopping mall, center city and other locations suitable for restaurants. We compete in each market in which we operate with locally-owned restaurants, as well as with national and regional restaurant chains. Factors such as inflation and increased food, beverage, labor, occupancy and other costs could also adversely affect us and others in the restaurant industry.

         Although we believe we are well positioned to compete in the quick-service Italian specialty food business because of our leading market position, focus, expertise and strong national brand name recognition, increased competition from existing or new companies and loss of market share, could have an adverse effect on our operations.

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

         We are also subject to Federal Trade Commission regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws require us to furnish to prospective franchisees a franchise offering circular containing prescribed information. We are currently registered to offer and sell franchises, or are exempt from registering, in all states in which we operate franchised restaurants that have registration requirements. The states in which we are registered, and a number of states in which we may franchise, require registration of a franchise offering circular or a filing with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time which provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise.

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

AVAILABLE INFORMATION:

         Although we are not required to file reports with the Securities and Exchange Commission ("SEC") as a result of our going private transactions, we voluntarily file with the SEC quarterly reports on Form 10-Q, annual reports on Form 10-K and, if applicable, current reports on Form 8-K, and amendments to these reports.

         The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, with an address of http://www.sec.gov that contains reports, proxy and information statements and other information regarding our electronic filings with the SEC.

         The address of our Internet site is http://www.sbarro.com. Our Internet site does not include reports we file with the SEC because our only traded security is our senior notes which is not actively traded. However, we will provide to the public, as soon as reasonably practical after we electronically file them with the SEC, free of charge, a reasonable number of copies of our periodic reports filed with the SEC, upon written request to our Chief Financial Officer at our corporate headquarters, 401 Broadhollow Road, Melville, New York 11747.


ITEM 2.  PROPERTIES
-------  ----------

         All Sbarro restaurants are typically leased under ten-year leases that often do not include an option to renew the lease. We have historically been able to renew or extend leases on existing sites. As of December 28, 2003, we leased 556 restaurants, of which 28 were subleased to franchisees under terms which cover all of our obligations under the leases. The remaining franchisees directly lease their restaurant spaces. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses. Some leases provide either exclusively, or in combination with base rent, for contingent rents generally ranging from 8% to 10% of net restaurant sales, usually in excess of stipulated amounts.

Leases to which we were a party at December 28, 2003 have initial terms expiring as follows:

YEARS INITIAL LEASE                  NUMBER OF SBARRO-      NUMBER OF FRANCHISED
TERMS EXPIRE                         OWNED RESTAURANTS           RESTAURANTS
------------                         -----------------           -----------
2004...........................                62 (1)                 2
2005...........................                42                     4
2006...........................                44                     4
2007 ..........................                60                     6
2008...........................                64                     2
Thereafter.....................               256                    10

(1) Includes 16 restaurants under month-to-month tenancies and 16 restaurants as to which we pay only contingent rent based on the level of net restaurant sales, the leases for which are generally for one year periods.

         We own a four-story office building in Melville, New York having approximately 100,000 square feet and a cafeteria style restaurant operated by us. This building was purchased and renovated at a total cost of approximately $21.5 million. Approximately 73% of the rentable square feet is currently under lease to unaffiliated third parties. The remaining 27%, consisting primarily of one floor of the building, is occupied by us as our principal executive offices. On March 3, 2000, we obtained a ten-year, 8.4%, $16.0 million mortgage loan on this property.

         Until April 2004, we are also occupying a two-story 20,000 square foot office building for administrative support functions located in Commack, New York. We had leased the building since May 1986 from a partnership owned by some of our shareholders at an annual base rental of $0.3 million. Our obligation for the remainder of the lease term, which is scheduled to expire in 2011, will be terminated upon the sale of the building by the partnership in April 2004. See "Certain Relationships and Related Transactions" in Item 13 of this Report for a description of the lease.

         In addition, our other concepts own one restaurant and lease 28 restaurants.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         On December 20, 1999, Antonio Garcia and thirteen other current and former general managers of Sbarro restaurants in California amended a complaint filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the motion was denied by the court. The court issued a ruling in December 2003 which was unfavorable to us but did not set the amount of damages. We are appealing the ruling due to errors that we believe were made by the trial judge.

         On September 6, 2000, Manuel Jimenez and seven other current and former general managers of Sbarro restaurants in California filed a complaint against Sbarro in the Superior Court of California for Orange County alleging that the plaintiffs were improperly classified as exempt employees under California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiffs are represented by the same counsel who is representing the plaintiffs in the case in the preceding paragraph. We have separately settled with two of the managers for immaterial amounts. The remaining parties to this case have agreed that it will be settled upon the same terms and conditions that the court orders in connection with its decision in the case discussed in the preceding paragraph.

         On March 22, 2002, five former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Los Angeles County. The complaint alleges that the plaintiffs were required to perform labor services without proper premium overtime compensation from at least May 1999. The plaintiffs are seeking actual damages, punitive damages and attorney's fees and costs, each in unspecified amounts. In addition, plaintiffs have requested class action status for all managerial employees who worked overtime and/or were not otherwise paid regular wages due and owing from May 1999 to present. The case is currently in the discovery phase.

         In August 2002, a subcontractor and the general contractor, pursuant to a construction contract entered into to build the joint venture location that we closed in fiscal 2002 and is also the subject of the lawsuit discussed below, filed a complaint against the limited liability joint venture company alleging that they are owed approximately $800,000, plus interest. We are a defendant in the suit by reason of the fact that we guaranteed the bonds under which mechanics liens for the plaintiffs were bonded. It is anticipated that this matter will go to trial during later in fiscal 2004. We believe that our maximum liability, should an unfavorable verdict be returned in this case, would be approximately $400,000.

         We believe that we have substantial defenses to the claims in each of the actions and are vigorously defending these actions.

         In May 2002, the landlord of the joint venture described above filed a complaint against Sbarro in the Supreme Court of the New York for Westchester County alleging that we were obligated to it, pursuant to a Guaranty Agreement we executed, based on an alleged breach of the lease by the tenant, a subsidiary of the joint venture. We believed that our guarantee was limited in amount while the landlord alleged that the guarantee covered all amounts that would become due during the remaining lease term. The court issued a ruling in November 2003 which established our liability at $500,000. The landlord has advised us that it intends to appeal this decision.

         In addition to the above complaints, from time to time, we are a party to certain claims and legal proceedings in the ordinary course of business. In our opinion, the results of the complaints and other claims and legal proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

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

         During 2003 and 2002, we declared the following dividends to our shareholders. Tax distributions are determined under a formula contained in a tax payment agreement with our shareholders designed to enable them to pay income taxes imposed upon them, as a result of our election to be taxed, under the provisions of Subchapter S of the Internal Revenue Code, on their pro-rata share of our taxable income (See Item 13, "Certain Relationships and Related Transactions - Tax Payment Agreement".)

                              AMOUNT
                             PER SHARE      TOTAL                      TYPE
                             ---------      -----                      ----
     FISCAL 2003
     -----------
     January 21, 2003           $0.16        $1,100,061      Tax Distribution
     November 13, 2003          $0.10          $682,222      Tax Distribution

     FISCAL 2002
     -----------
     January 15, 2002           $0.44        $3,125,000      Tax Distribution

The tax distributions declared in 2003 related to 2002 taxable earnings.

The indenture under which our senior notes are issued contains various covenants that may limit our ability to make "restricted payments," including, among other things, dividend payments (other than as distributions pursuant to the tax payment agreement). Under the terms of the indenture, we currently are not permitted to make "restricted payments" other than distributions pursuant to the tax payment agreement. Our ability to make future dividend payments (other than distributions pursuant to the tax payment agreement) and other restricted payments will depend upon our future profitability and certain other factors. At the time of declaration of the dividend, we must have a consolidated interest ratio coverage (as defined in the indenture), after giving pro forma effect to the restricted payments, for the four most recently ended fiscal quarters of at least 2.0 to 1. For the four fiscal quarters ended December 28, 2003, our consolidated interest coverage ratio was 1.26 to 1. In any event, restricted payments are limited in dollar amount pursuant to a formula contained in the indenture. We refer to the amount that is available for us to make dividends and other restricted payments as the "restricted payment availability." We cannot make restricted payments until we increase the restricted payment availability subsequent to December 28, 2003 by approximately $14.8 million, and then only to the extent of any excess over that amount.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report and our consolidated financial statements and the related notes included in Item 8 of this report. Our fiscal 2003 and 2002 consolidated financial statements have been audited and reported on by BDO Seidman, LLP, independent certified public accountants, and our consolidated statements for years prior to fiscal 2002 were audited and reported on by Arthur Andersen LLP, independent public accountants. The audit report covering our financial statements as of and for the fiscal year ended December 30, 2001 and December 31, 2000 has not been reissued by Arthur Andersen LLP in connection with this report.

                                                                                  FISCAL YEAR (1)
                                                                                  ---------------
                                                                              (DOLLARS IN THOUSANDS)
                                                            2003           2002          2001         2000         1999
                                                            ----           ----          ----         ----         ----

  SYSTEM-WIDE SALES (UNAUDITED)(2)                      $536,216       $550,279      $570,609      $569,260     $543,219
                                                        ========       ========      ========      ========     ========

  INCOME STATEMENT DATA:
  Revenues:
     Restaurant sales                                     $314,708       $345,206      $372,673      $382,365     $375,514
     Franchise related income                               10,868         10,070        10,286        11,231        8,688
     Real estate and other (3)                               6,748          5,104         5,756         5,812        5,495
                                                             -----       --------     ---------     ---------     --------
       Total revenues                                      332,324        360,380       388,715       399,408      389,697
                                                           -------        -------       -------       -------      -------

  Costs and expenses:
     Restaurant operating expenses:
       Costs of food and paper products                     67,446         67,593        74,614        74,405       75,956
        Payroll and other employee benefits                 89,614         96,288       103,828       101,553       97,336
        Other operating costs                              110,453        114,892       116,581       114,122      108,599
     Depreciation and amortization (4)                      19,712         20,683        30,375        29,039       25,712
     General and administrative costs                       25,451         23,960        29,472        30,882       28,854
     Asset impairment, restaurant
       closings and other charges (5)                        6,073          9,196        18,224            --        1,013
                                                          --------       --------      --------    ----------     --------
           Total costs and expenses                        318,749        332,612       373,094       350,001      337,470
                                                           -------        -------       -------       -------      -------

  Operating income                                          13,575         27,768        15,621        49,407       52,227
                                                            ------         ------        ------    ----------    ---------

  Other (expense) income:
      Interest expense                                     (31,039)       (30,959)      (30,950)      (30,243)      (7,899)
      Interest income (6)                                      694            528           756           949        3,828
      Equity in net income of
         unconsolidated affiliates                             425            668           310           303          423
     Insurance recovery, net (7)                                 -          7,162             -             -            -
                                                          --------       --------       -------       -------      -------

    Net other expense        e                             (29,920)       (22,601)      (29,884)      (28,991)      (3,648)
    (Loss) income before minority interest                 (16,345)         5,167       (14,263)       20,416       48,579

     Minority interest                                         (41)           (52)           (1)          (46)         266
                                                         ----------    -----------   -----------          ----  ----------

  (Loss) income before income taxes (credit)               (16,386)         5,115       (14,264)       20,370       48,845

  Income taxes (credit) (8)                                    844            334           325        (5,075)      19,322
                                                         ---------       --------        ------        -------      ------

  Net (loss) income                                       $(17,230)        $4,781      $(14,589)      $25,445     $ 29,523
                                                          =========        ======      =========      =======     ========





                                                                                  FISCAL YEAR (1)
                                                                                  ---------------
                                                                              (DOLLARS IN THOUSANDS)
                                                            2003           2002          2001         2000         1999
                                                            ----           ----          ----         ----         ----

  OTHER FINANCIAL AND RESTAURANT DATA:
   Net cash provided by
     operating activities (9)                              $11,034        $32,453      $34,812       $48,329      $62,282
   Net cash used in
     investing activities (9)                               (8,521)       (10,988)     (22,453)      (31,158)     (25,227)
  Net cash used in
    financing activities (9)                                (1,254)        (3,267)     (17,726)       (8,606)    (158,356)
  EBITDA (10)                                              $33,671        $56,229      $46,305       $78,703      $78,628

  Capital expenditures (11)                                 $8,521        $10,988      $22,528       $31,193      $25,282

   Number of restaurants at end of period:
    Company-owned (12)                                         528            558          602           636          638
    Franchised                                                 387            353          325           303          286
                                                               ---            ---          ---           ---          ---
       Total number of restaurants                             915            911          927           939          924
                                                               ===            ===          ===           ===          ===

  BALANCE SHEET DATA (AT END OF PERIOD):
  Total assets                                            $386,829       $404,773     $404,762      $428,555     $417,543
  Working capital (deficiency)                              27,784         27,095        4,614        10,293       (1,935)
  Total long-term obligations                              277,031        276,569      276,337       274,475      263,090
  Shareholders' equity                                      69,088         88,100       86,444       113,597      110,280

____________________
(1) Our fiscal year ends on the Sunday nearest December 31. All fiscal years presented contained 52 weeks.

(2) System-wide sales are the total of sales at Sbarro-owned quick service restaurants and the sales of our franchisees at their units as reported to us. We believe system-wide sales information is an industry-wide statistic used by analysts and investors to compare restaurant companies that operate franchise units and/or operate multiple concept restaurants, as well as company-owned restaurant units. We use this statistic to assist in our analysis of per location sales and per location sales information by type of location and to compare sales at franchise restaurants to sales at Company-owned restaurants to judge, among other things, the relative operating success of the franchisee.. The following table reconciles our system-wide sales to our restaurant sales which we believe is the most direct comparable generally accepted accounting principles in the United States ("GAAP") financial measure to system-wide sales for each of the periods presented (in thousands):

                                                                      Fiscal Year
                                                                      -----------
                                     2003           2002           2001             2000             1999
                                     ----           ----           ----             ----             ----
        Restaurant sales             $314,708       $345,206       $372,673         $382,365         $375,514
        Franchise unit sales         $221,508       $205,073       $197,936         $186,895         $167,705
        System-wide sales            $536,216       $550,279       $570,609         $569,260         $543,219

(3) Real estate and other revenues include approximately $0.7 million of rebates received from a vendor that applied to fiscal 2002. However, during 2003, we received new information regarding those rebates and recorded such amount in the fourth quarter of fiscal 2003

(4) Includes amortization of the excess purchase price over the book value of assets acquired as a result of our going private transaction on September 28, 1999 of $5.4 million, $5.0 million and $2.0 million in fiscal 2001, 2000 and 1999, respectively. In fiscal 2000, we finalized our allocation of the purchase price from the going private transaction based on an evaluation of our net assets at September 28, 1999, resulting in lower annual amortization expense than originally estimated. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which became effective as to us with the beginning of fiscal 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Accordingly, we incurred no amortization of goodwill or of intangible assets with indefinite lives in fiscal 2003 or 2002. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Our goodwill and intangible assets with indefinite lives, which aggregated $205.1 million, net of accumulated amortization, at December 28, 2003, are tested annually for impairment. Our testing for impairment concluded that there was no impairment of our goodwill or intangible assets at the end of fiscal 2003 or 2002.

(5) Asset impairment, restaurant closings and other charges consists of the following:

                                       2003             2002            2001             2000          1999 (a)
                                       ----             ----            ----             ----          --------

 Impairment of assets                      $4.1             $0.4            $5.5              -               -
 Restaurant closings                        2.0              8.8            11.7              -               -
 Other charges                              -                -               1.0              -              $1.0
 Total                                     $6.1             $9.2           $18.2              -              $1.0

(a) Fiscal 1999 amount represents a provision for a special allocation of losses from the final disposition of two other concept unit closings that was recorded in fiscal 1997.

(6) We used substantially all of our available cash on September 28, 1999 in order to fund the going private transaction. We will not realize the level of interest income as we had prior thereto unless and until we rebuild our cash position and interest rates rise to 1999 levels.

(7) Represents the portion, net of related expenses, of the settlement of our insurance claim attributable to the reimbursement of lost income under our business interruption insurance arising out of the events of September 11, 2001.

(8) A credit of $5.6 million was recorded in 2000 to write-off deferred income taxes as a result of electing to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax laws beginning in fiscal 2000. For a discussion of the distributions that we are permitted to make to our shareholders to pay taxes on our income, see "Certain Relationships and Related Transactions - Tax Payment Agreement" in Item 13 of this report.

(9) For a more detailed presentation of our cash flow data, see our audited consolidated financial statements and related notes included in Item 8 of this report. In 2000, net cash provided by operating activities before a change in deferred taxes caused by the conversion to Subchapter S status and a change in accrued interest payable was $53.3 million. In 1999, net cash provided by operating activities before the change in accrued interest payable was $54.8 million.

(10) EBITDA represents earnings (losses) before cumulative effect of change in accounting method, interest income, interest expense, taxes, depreciation and amortization. EBITDA includes the effect of the charges included in note 5 above and the insurance recovery described in note 7 above. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with GAAP or as a measure of a company's profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our senior notes in that EBITDA is one of the factors in the calculation of our compliance with the ratios in the indenture under which our senior notes are issued. We also internally use EBITDA to determine whether to continue operating or close restaurant units since it provides us with a measurement of whether we our receiving an adequate cash return on our cash investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities. The following table reconciles EBITDA to our net income (loss) which we believe is the most direct comparable GAAP financial measure to EBITDA, for each of the periods presented (in thousands):

                                                                             FISCAL YEAR
                                                                             -----------
                                                    2003          2002          2001           2000          1999
                                                    ----          ----          ----           ----          ----
EBITDA                                              $33,671       $56,229        $46,305       $78,703       $78,628
Interest expense                                    (31,039)      (30,959)       (30,950)      (30,243)       (7,899)
Interest income                                         694           528            756           949         3,828
Income (taxes) credit                                  (844)         (334)          (325)        5,075       (19,322)
Depreciation and amortization                       (19,712)      (20,683)       (30,375)      (29,039)      (25,712)
                                                    --------      --------       --------      --------      --------
Net (loss) income                                  $(17,230)      $ 4,781       ($14,589)      $25,445       $29,523
                                                  ==========      =======       =========      =======       =======

(11) The following amounts related to the construction of the building in which our headquarters are located, which opened in late 1998, are included as capital expenditures: $0.4 million in fiscal 2000 and $1.6 million in fiscal 1999.

(12) Excludes 29, 32, 37, 33 and 26 for other concept units that were open at the end of fiscal 2003, 2002, 2001, 2000 and 1999, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other data and information appearing elsewhere in this report.

RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

         We are a leading owner, operator and franchisor of quick-service restaurants, serving a wide variety of Italian specialty foods with 915 locations as of December 28, 2003. We also operate, in certain cases with joint venture partners, a number of other restaurant concepts with 29 locations as of December 28, 2003.

         During recent fiscal years, we have been faced with numerous pressures that have affected our revenues and earnings. Comparable quick-service restaurant sales and royalties earned from sales at comparable franchise locations have been significantly affected by declining mall traffic as a result of the events of September 11, 2001, the general economic downturn in the United States and the events that culminated in the March 2003 military action in Iraq. In addition, since the end of fiscal 2001, we have closed approximately 74 more quick-service company-owned locations than we opened. Our franchise group has opened approximately 62 more locations than were closed since the end of fiscal 2001. These openings have reduced the effects of the franchisees' comparable sales declines. Earnings have also been affected by a decline in comparable sales that affects our ability to operate as efficiently as possible, changes in the price of cheese over the past few years, and higher payroll and other operating expenses as a percentage of restaurant sales. Our operating results have also been significantly affected by increases in rent and other occupancy related expenses resulting principally from the renewal of existing leases at the end of their terms. The number of store closings and the effect on revenues and costs from declining comparable restaurant sales has resulted in significant provisions for asset impairment and restaurant closings.

         Our other restaurant concepts have also been affected by many of the same factors that have affected the quick-service locations. In addition, the closing of eight other consolidated concept locations has resulted in an additional reduction in our revenues but, as the units were either unprofitable or marginally profitable, a positive effect on earnings.

         Since September 2003, we have restructured our corporate staff. In September 2003, Michael O'Donnell was hired as our President and Chief Executive Officer, while Mario Sbarro remained as Chairman of the Board of Directors. In January 2004, Peter Beaudrault joined us as our Corporate Vice President and
President  of our Quick  Service  Division,  and  Anthony J.  Missano,  formerly
President of our Quick Service Division, became our President of Business Development, with responsibilities for real estate, construction, purchasing and other business development matters. In February, 2004, Anthony J. Puglisi was hired as our Chief Financial Officer, a position that had remained vacant since June 2002. We have also eliminated five senior level corporate employees.

         In order to become profitable during fiscal 2004, we believe that we must re-energize our quick-service restaurant operations and, at the same time, develop concepts that will operate outside of our traditional mall, hospitality and airport venues while continuing to provide a quality product coupled with quality service. We believe our strategy, when properly executed, will result in future improvement of our operating results, including higher sales and earnings.

SEASONALITY

         Our business is subject to seasonal fluctuations, and the effects of weather and economic conditions. Earnings have been highest in our fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. As a result, our annual earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter. In recent years, our fourth quarter income has fluctuated significantly due to a number of other factors, including the adverse effect of the general economic downturn and significant year end adjustments relating to asset impairment and store closing costs. An example of how events beyond our control can impact earnings was a heavy snowstorm in the eastern United States on Saturday and Sunday, December 6 and 7, 2003, which severely impacted sales during a peak weekend in the holiday season and, therefore had an impact our fiscal 2003 revenues and earnings. Another example is the events of September 11, 2001, which severely impacted mall and transportation hub traffic, our primary venues, during the remainder of 2001, including our peak fourth fiscal quarter, and, we believe, has continued to have an impact on traffic in certain of these venues. Due to the seasonality of our business, until after our fourth quarter is completed, we are not able to perform the annual test for impairment on our goodwill and intangible assets with indefinite lives acquired prior to July 1, 2001 as required by SFAS No. 142, "Goodwill and Other Intangible Assets," and fully evaluate the impairment of long-lived assets as required by SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Any required adjustments are recorded at that time unless impairment factors are present earlier. Our annual test for impairment of our goodwill and intangible assets with indefinite lives at the end of fiscal 2003 concluded that there was no impairment of these assets. However, during fiscal 2003, we recorded an impairment of our long-lived assets of $4.1 million as a result of our evaluation of impairment indicators of the property and equipment that is part of our long lived assets. See Note 14 of the notes to consolidated financial statements in Item 8 of this report for further information regarding our quarterly financial information.

ACCOUNTING PERIOD

         Our fiscal year ends on the Sunday nearest to December 31. All reported fiscal years contained 52 weeks. Fiscal 2003 will also contain 52 weeks. Our 2004 fiscal year will contain 53 weeks and end on January 2, 2005. As a result, our 2004 fiscal year will benefit from one additional week of operations over the other fiscal years and we will report upon it in our next annual report on Form 10-K.

PRIMARY FACTORS CONSIDERED BY MANAGEMENT IN EVALUATING OPERATING PERFORMANCE

         Our evaluation of the cash position and operating performance of Sbarro focuses on a number of factors, all of which play a material role:

         o     Comparable Sbarro - owned quick service location sales;
         o Franchise location sales and their relationship to our franchise revenues;
         o Decisions to continue to operate or close Sbarro-owned quick service locations;

         o The percentage relationship of the cost of food and paper products and payroll and other benefit costs to our restaurant sales;
         o The level of other operating expenses and their relationship to restaurant sales;
         o     General  and   administrative   costs  and  its  relationship  to
               revenues;
         o     The provision for asset impairment and restaurant closings; and
         o     EBITDA.

         The following statistical information highlights the primary factors covered by our management in evaluating our operating performance:

RELEVANT FINANCIAL INFORMATION

                                                                                  Fiscal Year
                                                                                  -----------
                                                                  2003                2002                2001
                                                                  ----                ----                ----
                                                                    (in millions except numbers of locations)
Comparable Sbarro - owned quick
service sales - (1)                                                $287.7              $297.8              $301.9
Comparable Sbarro - owned quick
service sales - annual change(1)                                     -3.4%               -1.3%               -1.0%
Number of Sbarro - owned quick
service locations closed and locations
sold to franchisees during year                                      34                  57                  43
Franchise location sales                                           $221.5              $205.1              $197.9
Franchise revenues                                                   10.5                10.1                10.1
Cost of food and paper products as a
       percentage of restaurant sales                                21.4%               19.6%               20.0%
Payroll and other benefits as a percentage
       of restaurant sales                                           28.5%               27.9%               27.9%
Other operating expenses as a percentage
       of restaurant sales                                           35.1%               33.3%               31.3%
General and administrative costs as a
       percentage of revenues                                         7.7%                6.6%                7.6%
Provision for asset impairment and
restaurant closings                                                  $5.0                $9.2               $18.2
EBITDA                                                               33.7                56.2                46.3

(1) Comparable Sbarro-owned quick service sales dollar and annual percentage changes are based on locations that were comparable as of December 28, 2003 in each of the years presented.

IMPACT OF INFLATION AND OTHER FACTORS

         Food, labor, rent, construction and equipment costs are the items most affected by inflation in the restaurant business. Although for the past several years, inflation has not been a significant factor, there can be no assurance that this trend will continue. In addition, food and paper product costs may be temporarily or permanently affected by weather, economic and other factors beyond our control that may reduce this availability and increase the cost of these items. Historically, the price of cheese has fluctuated more than any of our other food ingredients and related restaurant supplies.

FISCAL 2003 COMPARED TO FISCAL 2002

         Restaurant sales by Sbarro-owned quick service units and consolidated other concept units decreased 8.8% to $314.7 million for fiscal 2003 from $345.2 million for fiscal 2002. The decrease in sales for fiscal 2003 reflects $22.3 million (6.9%) of lower sales of Sbarro quick service units and $8.2 million (35.6%) of lower sales of consolidated other concept units. Declines in comparable location sales of $10.1 million (3.4% to $287.3 million) in fiscal 2003 from fiscal 2002 was the primary reason for the decline in quick service restaurant sales. We believe that these declines were attributable to a reduction in shopping mall traffic related to the general economic downturn in the United States and, additionally with respect to the first fiscal quarter of 2003, the effects of the threatened and then actual military action in Iraq. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior fiscal years.

         Since the beginning of fiscal 2002, we closed 74 (including 30 units closed, net of openings during fiscal 2003) more units than we opened, causing the remaining $12.3 million net reduction in Sbarro quick service unit sales in fiscal 2003. The units closed since the beginning of fiscal 2002 were generally low volume units that did not have a material impact on our results of operations.

         Of the decline in consolidated other concept unit sales, approximately $0.7 million resulted from a 4.7% decrease in comparable unit sales to $14.7 million. We believe that these declines were attributable to the same factors that affected Sbarro quick service locations. In addition, since the beginning of fiscal 2002, eight (two in fiscal 2003) consolidated other concept units have been closed, resulting in a net sales reduction of $7.5 million for fiscal 2003. These units were either unprofitable or marginally profitable and were part of ventures that we determined to discontinue.

         Franchise related revenues rose by $0.8 million, or 7.9%, in fiscal 2003 over fiscal 2002. Excluding approximately $0.6 million of revenues in fiscal 2003 related to area development agreements for the United Arab Emirates and Korea that expired, franchise related income increased 2.0% to $10.3 million in fiscal 2003 from $10.1 million in fiscal 2002. Initial royalties from locations opened during fiscal 2003 and ongoing royalties earned from locations opened in fiscal 2003 and during fiscal 2002 were offset, in part, by a 2.7% reduction in comparable unit sales in fiscal 2003 from fiscal 2002 levels.

         Approximately $0.7 million of the increase in real estate and other revenues to $6.8 million in fiscal 2003 from $5.1 million in fiscal 2002 is for rebates received from a vendor that applied to in fiscal 2002. However, during 2003, we received new information regarding those rebates and recorded such amount in the fourth quarter of fiscal 2003. Increased usage of certain other products that are subject to rebate accounts for the remainder of the 2003 increase from 2002 levels.

         Cost of food and paper products as a percentage of restaurant sales increased to 21.4% for fiscal 2003 from 19.6% for fiscal 2002. The cost of sales percentage in fiscal 2003 was negatively impacted by the decrease in comparable unit sales due to resulting operating inefficiencies In addition, without changing the effect on the final product, we modified our pizza and pasta sauce recipes to utilize ready made sauce instead of crushed tomatoes as the base raw material to facilitate the consistency in product in each restaurant unit and reduce labor needed to prepare our products. We estimate that this added approximately 3/4 of 1 percentage point to our cost of food. The increase in cheese prices that began at the end of the second quarter resulted in significantly higher cheese costs in the third and fourth quarters of fiscal 2003 compared to the similar periods in fiscal 2002 causing a 7/10 of 1% increase in cost of sales for fiscal 2003. Cheese prices to date in the first quarter of fiscal 2004 have increased substantially over cheese prices during the early part of 2003 and are approximately $0.90 per pound higher than the comparable time period in fiscal 2003. In early fiscal 2003, we replaced our then national independent wholesale distributor, which had declared bankruptcy, with another national independent wholesale distributor. There has not been a material impact on our cost of food and paper products under this new distribution arrangement as the majority of the products used in our restaurants are proprietary and we are involved in negotiating their cost to the wholesaler. However, the cost of sales percentage was impacted by the cost of purchases of product from third parties in the first quarter of fiscal 2003 until the new distribution contract was effective.

         Payroll and other employee benefits decreased by $6.7 million but as a percentage of restaurant sales, increased to 28.5% in fiscal 2003 from 27.9% of restaurant sales in fiscal 2002. The dollar decrease was primarily due to fewer units in operation while the percentage of sales increase was due to the reduction in comparable unit sales and resulting operating inefficiencies.

         Other operating expenses decreased by $4.4 million but increased to 35.1% of restaurant sales in fiscal 2003 from 33.3% in fiscal 2002. The lower dollar level of other operating expenses resulted primarily from the fewer number of units in operation. The increase as a percentage of restaurant sales was primarily due to increases in rent and other occupancy related expenses resulting from the renewal of existing leases at the end of their terms at higher rental rates, compounded by the reduction in comparable unit sales In addition, we are continuing to experience increases in our repair and maintenance costs due to the number of years that the majority of our locations have been operating and the effects of the long-term utilization on their equipment.

         Depreciation and amortization expense decreased by $1.0 million to $19.7 million for fiscal 2003 from $20.7 million for fiscal 2002. The reduction was due to fewer restaurants in operation in fiscal 2003 ($1.2 million), the absence in 2003 of depreciation of $0.1 million related to locations that had been included in the provision for asset impairment in fiscal 2002, as a result of which, no depreciation was taken on these units in fiscal 2003, and for depreciation of $0.3 million for locations that became fully depreciated during fiscal 2002. These reductions were offset, in part, by depreciation of $0.2 for our upgraded computer system and other capitalized hardware and software expenditures made in 2003 and 2002 that were placed in service in fiscal 2003.

         General and administrative expenses were $25.5 million, or 7.7% of total revenues, for fiscal 2003, compared to $24.0 million, or 6.6% of total revenues, for fiscal 2002. The principal factors contributing to the increase in fiscal 2003 were $0.2 million of legal fees incurred in connection with a lawsuit, a $0.2 million allowance for doubtful accounts receivable recorded with respect to our franchisee in Spain that declared bankruptcy, a $0.2 million allowance against the collectibility of amounts owed by our Israeli franchisee, bonuses of $0.7 million that were granted to certain executive officers, $0.5 million of costs and expenses related to the hiring and employment of our new President and Chief Executive Officer and higher quick-service field management travel and related costs, offset by a reversal of approximately $0.3 million of excess estimates for the ultimate cost of two lawsuits related to one of our former joint venture locations. In early fiscal 2004, we implemented a reduction in work force that we estimate will reduce our annual general and administrative costs by approximately $3.1 million. In connection with the reduction in work force, we will record severance and other related costs of approximately $0.7 million in the first quarter of fiscal 2004.

         During fiscal 2003, we recorded a provision for asset impairment and for restaurant closing charges of $6.1 million. Of the provision, $2.0 million was for costs relating to restaurant closings, including $0.1 million relating to our other concept locations, and $4.1 was for the impairment of property and equipment, including $0.3 million relating to our other concept locations. The charge for asset impairment resulted from our evaluation of impairment indicators which determined that the carrying amount of certain store assets may not be recoverable from the estimated undiscounted future cash flows resulting from the use of those assets.

         Under SFAS No. 142, commencing in fiscal 2002, we no longer amortize goodwill and intangible assets with indefinite lives but instead review those assets annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. The testing, as of the end of fiscal 2003, of goodwill and intangible assets with indefinite lives (trademarks) acquired prior to July 1, 2001 ($205.1 million, net of accumulated amortization, at December 28, 2003) for impairment by an independent valuation firm engaged to assist us in the determination of impairment, resulted in no reduction to our carrying value of goodwill and intangible assets with indefinite lives at December 28, 2003. The valuation firm used the capitalization of earnings and the guideline company valuation methods in determining the fair value of these assets.

         Interest expense of $31.0 million for both fiscal 2003 and fiscal 2002 relates to the 11%, $255.0 million senior notes we issued to finance our going private transaction in September 1999 ($28.1 million in both fiscal 2003 and 2002), the 8.4%, $16.0 million mortgage loan on our corporate headquarters in 2001 ($1.3 million in both periods) and fees for unused borrowing capacity under our credit agreement terminated in the fourth quarter of fiscal 2003 ($0.1 million in both periods). In addition, $1.5 million in both fiscal 2003 and fiscal 2002 represents non-cash charges for the accretion of the original issue discount on our senior notes and the amortization of deferred financing costs on the senior notes, the terminated credit agreement (which included the $0.1 million balance of deferred financing costs related to this credit facility) and the mortgage loan.

         Interest income was approximately $0.7 million in fiscal 2003 and $0.5 million in fiscal 2002. Higher average cash available for investment in fiscal 2003 compared to fiscal 2002 was partially offset by the lower prevailing interest rates in effect. The indenture under which our senior notes are issued limits the types of investments which we may make.

         Equity in the net income of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concepts in which we have a 50% or less ownership interest. Our equity in the overall profits of those concepts declined by $0.2 million in fiscal 2003 from fiscal 2002 resulting from our proportionate share ($0.5 million) of the losses from the sale of our Vincent's Clam Bar location and one of the locations of our steakhouse joint venture. These losses offset our equity in the operating net income of unconsolidated affiliates of approximately $0.9 million in fiscal 2003 compared to $0.7 million for fiscal 2002. Currently, there are two steakhouse joint venture locations that will open in the fourth quarter of fiscal 2004 but we and our joint venture partners do not have any further expansion plans for the venture, or the Baja Grill joint venture, at this time.

         Minority interest represents the share of the minority holders' interests in the earnings or loss of a joint venture in which we have a majority interest. In early fiscal 2002, we closed one of the two locations owned by this joint venture. The closed unit had a nominal operating loss in fiscal 2002.

         We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense was $0.8 million and $0.3 million for fiscal 2003 and fiscal 2002, respectively. The expense was for taxes owed by us (rather than our shareholders) to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income and for taxes withheld at the source of payment on foreign franchise income related payments.

FISCAL 2002 COMPARED TO FISCAL 2001:

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

         Real estate and other revenues decreased $0.6 million for the fiscal year ended December 29, 2002 from fiscal 2001 primarily due to decreases in
certain  vendor  rebates  resulting   principally  from
decreases in reported  purchasing  volumes caused by decreased  sales.

         Cost of food and paper products as a percentage of restaurant sales decreased to 19.6% for fiscal 2002 from 20.0% in the 2001 fiscal year. The improvement was primarily due to both the benefit derived from closing locations in fiscal 2002 and 2001 that were not able to function as efficiently as our other quick service locations due to their low sales volume and a $1.7 million benefit in fiscal 2002 from lower average cheese prices that prevailed in fiscal 2001

         Payroll and other benefits decreased approximately $7.5 million in fiscal 2002 but remained at 27.9% of restaurant sales in both fiscal 2002 and fiscal 2001. The dollar decrease was primarily due to the effect of steps taken to reduce payroll costs beginning in late fiscal 2001 and the closing of locations in fiscal 2002 and 2001. The decrease in the dollar amount of expenditures for payroll and other benefits did not produce a change in these costs as a percentage of sales due to the reduced level of sales in fiscal 2002.

         Other operating expenses decreased by approximately $1.7 million but increased to 33.3% of restaurant sales for fiscal 2002 from 31.3% for fiscal 2001. The dollar decline was due to fewer Sbarro and consolidated other concept locations in operation during fiscal 2002. The percentage increase in fiscal 2002 was due to lower sales volume and the effects of higher rent and other occupancy related expenses resulting from the renewal of existing leases at the end of their terms at higher rental rates. In addition, we are experiencing increases in repair and maintenance costs compared to fiscal 2001, a portion of which relates to the cost of a number of nationwide maintenance contracts entered into in late fiscal 2001 or early fiscal 2002 for the repair of our property and equipment, which, as discussed below in " -- Liquidity and Capital Resources," has been a factor in reducing the amount of our capital expenditures. In addition, as the average age of our locations increase, overall repair and maintenance costs have been increasing. These aspects were offsetting factors against dollar savings effected from the closing of low volume units.

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

         Interest expense of $31.0 million in both fiscal 2002 and 2001 relate to the 11%, $255.0 million senior notes issued to finance our going private transaction ($28.1 million), the 8.4%, $16.0 million mortgage loan on our corporate headquarters ($1.3 million) and fees for the unused borrowing capacity under our credit agreement ($0.1 million). In addition, interest expense includes $1.5 million in each of 2002 and 2001, which represents non-cash charges for the accretion of the original issue discount on our senior notes and the amortization of deferred financing costs on the senior notes, our then credit agreement and the mortgage loan.

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

         Minority interest represents the share of the minority holders' interests in the earnings or loss of a joint venture in which we have a majority interest. In early fiscal 2002, we closed one of the two locations operated by this joint venture. We recorded an insignificant charge to earnings in fiscal 2001 related to this closing.

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

         Our tax expense of $0.3 million for both fiscal 2002 and 2001 represents taxes owed to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income and for taxes withheld at the source of payment on foreign franchise related payments.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

         Our liquidity requirements relate to debt service, capital expenditures, working capital, investments in other ventures, distributions to shareholders when permitted under the indenture for the senior notes and to repay any borrowings we may make under our new line of agreement and general corporate purposes. We incur annual cash interest expense of approximately $29.5 million under the senior notes and mortgage loan and may incur additional interest expense for borrowings under our new line of credit. We are not required to make principal payments, absent the occurrence of certain events, on our senior notes until they mature in September 2009. We believe that aggregate restaurant capital expenditures and our investments in joint ventures during the next twelve months will approximate the fiscal 2003 level of $8.5 million. Unpaid capital expenditure commitments aggregated approximately $0.7 million at December 28, 2003.

         We expect our primary sources of liquidity to meet these needs will be cash flow from operations. We do not presently expect to borrow under our new line of credit in fiscal 2004.


CONTRACTUAL OBLIGATIONS
-----------------------

         Our contractual obligations with respect to both our and the other concepts (both those in which we have a majority or minority interest) were as follows as of December 28, 2003:

                                                                 PAYMENTS DUE BY PERIOD
                                                                 ----------------------
                                                     LESS THAN                                      MORE THAN 5
                                       TOTAL         1 YEAR        1 - 3 YEARS      4 - 5 YEARS     YEARS
                                       -----         ------        -----------      -----------     -----
                                                                          (IN MILLIONS)
Long-Term Debt Obligations:
     Senior notes (1)                    $255.0        $   -         $    -           $    -          $255.0
     Mortgage loan (2)                     15.5            0.2          0.3              0.3            14.7
     Credit line (3)                         -             -              -                -               -
Standby letters of credit (4)               2.7            -            0.1              0.1             2.5
Capitalized lease obligations                 -            -              -                -               -
Operating leases (5)                      315.5           51.9         96.5             76.7            90.4
Purchase obligations (6)                    1.9            1.9            -                -               -
                                         -------       -------       ------           ------          ------

Total                                    $590.6        $  54.0       $ 96.9           $ 77.1          $362.6
                                         ======        =======       ======           ======          ======

(1) There are no principal repayment obligations under the senior notes until September 2009, when the entire principal balance becomes payable.
(2) Payable in monthly installments of principal and interest of $0.1 million. Table includes only the principal portion of the installment payments.
(3) Our new line of credit enables us to borrow, subject to bank approval, up to $3.0 million, less outstanding letters of credit through May 31, 2005. There are currently no amounts outstanding under the new line of credit. However, of the $2.7 million of letters of credit reflected in the table above, $1.7 million reduces our availability under the line of credit.
(4) Represents our maximum reimbursement obligations to the issuer of the letter of credit in the event the letter of credit is drawn upon. The letters of credit generally are issued instead of cash security deposits under operating leases or to guarantee construction costs for Sbarro or other concept locations. Of the outstanding standby letters of credit, approximately $0.1 million are for locations that have been subleased to the buyers of two of our other concept locations. All the standby letters of credit supporting leases are annually renewable through the expiration of the related lease terms. If not renewed, the beneficiary may draw upon the letter of credit as long as the underlying obligation remains outstanding.
(5) Represents base rent under operating leases including those which we either sublease to, or guarantee the obligations of, franchisees or certain of our other concepts. Excludes real estate taxes, utilities, insurance, common area charges and other expenses that are not fixed and contingent rent obligations which vary with the level of net restaurant sales. Also excludes leases that are under month-to-month tenancies.
(6) Represents commitments for capital expenditures, including for the construction of restaurants and the cost to provide email connectivity to our restaurants, for which we are contractually committed. Excludes potential purchases under our contractual arrangement with our national independent wholesale distributor that commenced in February 2003 and that requires us, for the next five years, subject to various causes for termination, to purchase 95% of most all our food ingredients and related restaurant supplies from them. The agreement does not, however, require us to purchase any specific fixed or minimum quantities. Among the factors that will effect the dollar amount of purchases we make under the agreement are:

          o    Number of Sbarro locations open during the term of the contract;
          o    Level of  sales  made at  Sbarro  locations;
          o    Market price of mozzarella cheese and other commodity items;
          o    Price of diesel fuel; and
          o    Mix of products sold by Sbarro locations.

         Historically, we have not purchased or entered into interest rate swaps of future, forward, option or other instruments designed to hedge against changes in interest rates, the price of commodities we purchase or the value of foreign currencies.

SOURCES AND USES OF CASH

OPERATIONS

         The following table summarizes our cash and cash equivalents and working capital as at the end of our two latest fiscal years and the sources and uses of our cash flows during those two fiscal years:

                                                   Fiscal Year Ended
                                                   -----------------
                                        December 28, 2003      December 29, 2002
                                        -----------------      -----------------
                                                    (in millions)
                                                    ------------

Liquidity
---------
Cash and cash equivalents                       $56.4                  $55.2
Working capital                                  27.8                   27.1

                                                   Fiscal Year Ended
                                                   -----------------
                                        December 28, 2003      December 29, 2002
                                        -----------------      -----------------
Net cash flows
--------------
Provided by operating activities                 11.0                   32.5
Used in investing activities                     (8.5)                 (11.0)
Used in financing activities                     (1.2)                  (3.3)
Net increase in cash                              1.3                   18.2

         We have not historically  required  significant working capital to fund
our  existing  operations  and  have  financed  our  capital   expenditures  and
investments in joint ventures through cash generated from operations.

         Net cash provided by operating activities was $11.0 million for the 2003 fiscal year compared to $32.5 million for the 2002 fiscal year. This $21.5 million reduction was primarily due to the effect of the loss from operations, as adjusted for non - cash items, in fiscal 2003 compared to the income from operations, as similarly adjusted, in fiscal 2002 of approximately $24.5 million and a lower, by $1.1 million, reduction in accounts receivable balances in fiscal 2003 from fiscal 2002, offset by an increase in accounts payable and accrued expenses of $3.0 million in fiscal 2003 that resulted from a significant surge in operations toward the end of the fourth quarter.

         Net cash used in investing activities has historically been primarily for capital expenditures, including those made by our consolidated other concepts. Net cash used in investing activities declined to $8.5 million in fiscal 2003 from $11.0 million in fiscal 2002. Capital expenditures were utilized for quick service new unit openings and renovation activity and for expenditures for consolidated other concept locations. Investing activities also include $1.0 million and $1.9 million in fiscal 2003 and 2002, respectively, relating to an upgrade of our computer systems and other hardware and software.

         Net cash used in financing activities was $1.3 million in the fiscal year ended December 28, 2003 compared to $3.3 million for the fiscal year ended December 29, 2002. Cash used in financing activities in both years resulted primarily from tax distributions to shareholders. In March 2000, we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders. The indenture for the senior notes permits us to make distributions to shareholders under a formula that is designed to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and such income were taxed at the highest applicable federal and New York State marginal income tax rates. There are differences in the book and tax treatments of the provision for asset impairment, tax credits and in book and tax depreciation. The 46% tax rate is higher than our historical effective tax rate prior to 2000 due to (a) differences in tax rates between individual and corporate taxpayers, (b) the timing differences previously accounted for as deferred taxes in our financial statements (deferred taxes were eliminated upon our conversion to S corporation status) and (c) the effect of double taxation (once on us for our taxable income and once on our shareholders for dividends received from us) in those state and local jurisdictions that do not recognize S corporation status. Tax distributions with respect to our taxable income for fiscal 2002, 2001 and 2000 were

$1.8 million, $3.1 million and $7.6 million, respectively. There was an additional $0.7 million tax distribution with respect to our taxable income for fiscal 2002 that was declared in November 2003. We do not expect to make tax distributions in 2004 related to the 2003 results of operation.

FINANCING

         As part of the going private transaction, we sold $255.0 million of 11% senior notes (at a price of 98.514% of par to yield 11.25% per annum), the net proceeds of which, together with substantially all of our then existing cash, was used to finance the transaction, and entered into a $30.0 million credit agreement that we terminated in the fourth quarter of 2003. Despite the termination of the credit agreement, the bank agreed to temporarily continue the standby letters of credit in effect at the time that we terminated such agreement. In March 2004, we obtained a new line of credit through another bank under which we currently have the ability, subject to bank approval, to borrow up to $3 million, less outstanding letters of credit. The bank that granted the new line of credit has replaced the $1.7 million letters of credit that were outstanding under the prior credit agreement.

         At March 5, 2004, we had $1.3 million of undrawn availability, subject to bank approval, under the new line of credit. The new line of credit contains no financial covenants or unused line fees. Interest applicable to the loans under the new line of credit is at the bank's prime rate at the time of any borrowings. The line expires in May 2005.

         Under the indenture under which our senior notes are issued, there are various covenants that limit our ability to borrow funds in addition to lending arrangements that existed at the date of the going private transaction and replacements of those arrangements, to make "restricted payments" including, among other things, dividend payments (other than as distributions pursuant to the tax payment agreement), and to make investments in, among other things, unrestricted subsidiaries. Among other covenants, the indenture requires that, in order for us to borrow (except under specifically permitted arrangements, such as up to $75.0 million of revolving credit loans), our consolidated interest ratio coverage (as defined in the Indenture), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters must be at least 2.5 to 1. As of December 28, 2003, that ratio was 1.26 to 1. As a result, we are not presently able to borrow funds except for the specifically permitted indebtedness, such as up to $75.0 million of revolving credit loans. In order to make restricted payments, that ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture and credit agreement. We refer to the amount that is available for us to make dividends and other restricted payments as the "restricted payment availability." We cannot make restricted payments (other than distributions pursuant to the tax payment agreement) until we increase the restricted payment availability by approximately $14.8 million, and then only to the extent of any excess over that amount.

         In March 2000, one of our restricted subsidiaries, as defined in the indenture under which the senior notes are issued, obtained a $16.0 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The outstanding principal balance of the loan as of December 28, 2003 was $15.5 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual debt service of at least 1.2 to 1.0.

         We were in compliance with all covenants in the indenture for the senior notes and our mortgage as of December 28, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

         We and our unconsolidated subsidiaries (those that are included in our statement of operations under the caption "Equity in net income of unconsolidated affiliates)" have contractual obligations that contingently require payments under a line of credit, standby letters of credit and a mortgage loan of our steakhouse joint venture and a bank loan of our quick service Mexican-style restaurant joint venture. In addition, we have a contractual obligation for the remainder of the original term of the operating lease for the Vincent's Clam Bar location which was sold.

         Our obligations under the guarantees for the line of credit, standby letter and a mortgage loan of our steakhouse joint venture (our 40% interest in the joint venture's results of operations is included in our equity in the net income of unconsolidated affiliates in our statement of operations) are several and, as a result, cover only 40% of those obligations, except for a $0.6 million letter of credit that we guarantee in full. Our guarantees are used to facilitate the continuing borrowing by the steakhouse joint venture and are in place should the venture be unable to repay the amounts owed under the line of credit and mortgage loan or should the standby letters of credit be drawn upon and the venture not have funds available in the event of a drawing under a letter of credit. For fiscal 2003, we included $0.6 million of our share of this venture's net income, after our share of a loss of $0.3 million due to the closing and sale of an unprofitable location, in our statement of operations and received $0.1 million of distributions during the year. As of December 28, 2003, the amount of our guarantees for this joint venture was approximately $5.6 million. Our guarantees, should the line of credit be fully utilized, would increase to $8.2 million.

         Our obligation under the bank loan to our quick service Mexican-style restaurant joint venture (our 50% interest in the joint venture's results of operations is included in our equity in the net income of unconsolidated affiliates in our statement of operations) is joint and several with our partner's guarantee and is therefore up to 100% the outstanding amount of the loan. Our guarantee was established at the inception of the borrowing by the venture to facilitate its borrowing and is required to be in place until the loan is repaid. For fiscal 2003, this venture had a minimal loss, 50% of which was included in our statement of operations. There were no distributions from this joint venture during fiscal 2003. As of December 28, 2003, the amount subject to our loan guarantee for this joint venture was $1.7 million.

         In August 2003, we closed, sold the assets and transferred the lease, subject to our remaining $0.2 million guarantee for the remainder of the original lease term, of the Vincent's Clam Bar location. Our guarantee of the lease would become operable if and when the buyer defaults under the lease for the location. Our share of the loss on sales was included in the $0.2 million loss that represents our 25% share of the results of the joint venture and is included in our equity of unconsolidated affiliates in our statement of operations.

RELATED PARTY TRANSACTIONS
--------------------------

         We have been the sole tenant of an administrative office building, which is leased from Sbarro Enterprises, L.P. The rent paid by us for this facility in fiscal 2003 was $0.3 million. We were advised by a real estate broker at the time we renewed the lease for this facility that our rent is comparable to the rent that would be charged by an unaffiliated third party. The limited partners of Sbarro Enterprises, L.P. are Mario, Joseph, Anthony and Carmela Sbarro. Our obligation for the remainder of the lease term, which is scheduled to expire in 2011, will be terminated upon the sale of the building by the partnership in April 2004.

         On April 5, 2001, we loaned $3.23 million to certain of our shareholders, including: Mario Sbarro, $1.08 million, Joseph Sbarro, $1.24 million and Anthony Sbarro, $0.87 million. The due dates of the related notes were extended on April 6, 2003 to April 6, 2005, and bear interest at the rate of 4.63%, payable annually. After a loan repayment in March 2004, the current balance of these loans is $2.95 million.

         On December 28, 2001, we loaned $2.8 million to our shareholders, including: Mario Sbarro, $0.60 million, Joseph Sbarro, $0.70 million and, Anthony Sbarro, $0.49 million, and the Trust of Carmela Sbarro, $0.99 million. The related notes are payable on December 28, 2004, and bear interest at the rate of 2.48%, payable annually. After a loan repayment in March 2004, the current balance of these loans is $2.58 million.

         In March 2004, we extended a loan of $40,000 to Gennaro A. Sbarro, Corporate Vice President and President of our Franchising and Licensing Division, to March 28, 2010. The note is repayable at approximately $5,000 per year, including interest at 2.69% per annum, with a balloon payment due at the maturity date.

         Anthony Missano, Corporate Vice President and President of Business Development , entered into a note dated June 15, 2003 in our favor in the amount of $89,687, The note is repayable at approximately $10,000 per year, including interest at 2.96% per annum, with a balloon payment due on June 30, 2010. The note is for the payment of royalties due us for 2001 and 2000 from a former franchisee that was owned by Mr. Missano's wife, the daughter of Joseph Sbarro. The current balance owed on the notes is $84,687.

         The interest rates charged on all the related party loans included above approximate the Applicable Federal Rate (AFR) published by the Internal Revenue Service at the time of the loan.

         Companies owned by a son of Anthony Sbarro paid royalties to us under franchise agreements containing terms similar to those in agreements entered into by us with unrelated franchisees. Royalties paid under these agreements in fiscal 2003 were $89,496. The related franchise agreement contains terms similar to those in agreements entered into by us with unrelated franchisees.

         A corporation whose shareholder is the brother-in-law of our Chairman of the entered into a franchise agreement with us at the time of the acquisition from us of the assets of a Sbarro owned restaurant in fiscal 2002 that contains terms similar to those in agreements entered into by us with unrelated franchisees. We received promissory notes for each of the purchase price and initial franchise fee that are payable over seven years and bear interest on the unpaid principal balances at

7% interest per annum. The current amount owed under the promissory notes of $119,209 has been fully reserved as of December 28, 2003. In addition, we subleased this location to that franchisee. Payments under the sublease are being made directly to the landlord by the franchisee. Interest Payments received relating to the promissory notes was $4,067 in fiscal 2003. Royalties paid under this arrangement in fiscal 2003 were $3,303 but royalties of approximately $17,700 were not included in the statement of operations as they were not collected during the fiscal year. The royalties and interest Payments noted above were collected in the beginning of fiscal 2003.

         On March 3, 2003, a company in which Gennaro J. Sbarro, then our Corporate Vice President and President of our Casual and Fine Dining Division and the son of Joseph Sbarro, has a 50% interest (the other 50% is owned by an unaffiliated third party) entered into a franchise agreement and a sublease with us for a new location. The lease for the location had been entered into in September 2002 by one of our subsidiaries. Subsequent to that date, we determined that the economics of the location would be better suited for a franchise operator and, as such, we entered into the franchise agreement and subleased the premises to this franchisee. Payments under the sublease will be made directly to the landlord by the franchisee. The franchise agreement is on terms and conditions similar to those in other franchise arrangements we have entered into in similar situations with unrelated third parties. The franchise agreement provides for the payment of 5% of the location's sales as a continuing royalty but does not provide for any initial franchise fee. Future minimum rental payments under the lease for this location over the term of the lease, which expires in 2018, aggregate approximately $2.4 million. Mr. Sbarro issued a note in our favor for $54,538, that is repayable in eighteen equal monthly installments of $3,030 which commenced in November 2002 with no interest, to reimburse Sbarro for costs advanced by Sbarro in connection with the franchise location. The balance on the note as of December 28, 2003 is $48,478. The location is expected to open in the first quarter of fiscal 2004. As of October 31, 2003, Gennaro J. Sbarro resigned from his positions as Corporate Vice - President and President of our Casual and Fine Dining division. A corporation owned by Mr. Sbarro entered into an eighteen month agreement with us to provide consulting services to our quick service and casual dining division for $22,500 per month and the reimbursement for customary and usual expenses that may be incurred.

         In October 2003, we sold the assets of three Sbarro-owned locations separately to entities owned separately by each of three other of Anthony Sbarro's sons. Two of the locations, which had no remaining book value, were transferred for no consideration while the third was sold for $0.3 million, that was paid in full, and resulted in a gain to Sbarro of approximately $0.1 million. Two of the locations were marginally profitable in fiscal 2002 while the third had a small loss during that period. In connection with the sale of the locations, the employment of the individuals with Sbarro was terminated and we have included a charge for their total severance pay of approximately $60,000 in our results of operations for fiscal 2003. The franchise agreements are on terms and conditions similar to those other franchise arrangements we have entered into in similar situation with unrelated third parties. The agreements provide for the payment of 5% of the location's sales as a continuing royalty but does not provide for any initial franchise fee. Royalties of approximately $16,400 have been included in the fiscal 2003 results of operations are unpaid to date and fully reserved in the financial statements. In addition, we subleased two of the locations to two of the franchisees. The third location is on a month-to-month basis and any new lease entered into by the franchisee will not be guaranteed or subleased by Sbarro. Payments under the subleases are being made directly to the landlord by the franchisees. Future minimum rental payments over the terms of the leases under the leases for the two locations being subleased which expire in 2006 and 2016, aggregate approximately $2.0 million.

         In January 2004, one of Mario Sbarro's daughters, resigned from her position as Manager of Administration - Construction. A corporation owned by her entered into a one year agreement to provide consulting services related to construction matters to us for a series of monthly payments totaling $100,000.

         We, our subsidiaries and our other concepts, in which we have an interest, have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro for which they paid, in the aggregate, $340,269 during fiscal 2003. Based on our experience with non-affiliated printers that provide similar services to us, we believe the services have been provided on terms comparable to those available from unrelated third parties.

         Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of $315,200 for services during our 2003 fiscal year. Mr. Zimmerman is a member of Board of Directors. We have been advised by Mr. Zimmerman that these fees were charged on a basis similar to those that Bernard Zimmerman & Company, Inc. charges to unrelated clients.

         In addition to the compensation of Mario, Anthony, Joseph, Gennaro A. Sbarro and Anthony J. Missano:

         o Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of Sbarro and serves as Vice President and a director, received $100,000 from us for services rendered during fiscal 2003; and

         o Carmela N. Merendino, a daughter of Mario Sbarro, who serves as Vice President - Administration, earned $206,129 during fiscal 2003.

         o Other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro who are our employees, earned an aggregate of $621,751 during fiscal 2003.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         FIN 46, "Consolidation of Variable Interest Entities," was effective immediately upon its issuance during fiscal 2003 for all enterprises with variable interests in variable interest entities created after January 31, 2003. In December 2003, the staff issued FIN No. 46(R) which changes the effective date for interests in variable interest entities created before February 1, 2003 beginning with the first interim reporting period after March 15, 2004. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The FASB has specifically exempted traditional franchise arrangements from the evaluations required under FIN No. 46. We have also reviewed our corporate relationships for possible coverage under FIN No. 46. The application of FIN No. 46 did not have a material effect on our disclosures and our financial position or results of operations. The required disclosures for any variable interest entity have been included in our Form 10-K for the 2003 fiscal year.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS
------------------------------------------

         Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Accounting policies often require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. Accounting policies whose application may have the most significant effect on our reported results of operations and financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position, are:

         o SFAS No. 5, "Accounting for Contingencies." Pursuant to SFAS No. 5, in the past we have made, and we intend in the future to make, decisions regarding the accounting for legal matters based on the status of the matter and our best estimate of the outcome (we expense defense costs as incurred). This requires management to make judgments regarding the probability and estimated amount of possible future contingent liabilities, especially, in our case, legal matters. However, especially if a matter goes to a jury trial, our estimate could be off since our estimates are based, in large part, on our experience in settling matters. In our judgment, we believe that the estimate of approximately $1.6 million for outstanding legal actions is adequate.

         o SFAS No. 142, "Goodwill and Other Intangible Assets," requires us to test annually and periodically assess whether there has been an impairment of goodwill and intangible asset acquired prior to July 1, 2001 ($205.1 million, net of accumulated amortization, at December 28, 2003). As discussed under " -- Results of Operations" above, the independent firm we engaged to assist us in the determination of impairment, used the capitalization of earnings and the guideline company valuation methods in determining the fair value of our goodwill and intangible assets with indefinite lives concluded that there was no impairment in the carrying value of these assets as of December 28, 2003. However, future estimates could change and cause us to take an impairment charge with respect to those assets. Further, after taking such a charge, should future estimates determine that the fair value has risen, SFAS No. 142 does not allow us to increase the then current value.

         o SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires judgments regarding future operating or disposition plans for marginally performing assets. The application of this policy has affected the amount and timing of charges to operating results that have been significant in recent years ($4.1 million, $0.4 million and $5.5 million in fiscal 2003, 2002 and 2001, respectively). We evaluate our long-lived assets for impairment at the individual restaurant level on an annual basis, or whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable, including our business judgment of when to close underperforming units. These impairment evaluations require an estimation of cash flows over the remaining life of the related restaurant lease, which is generally up to 10 years. Our estimates are based on average cash flows from recent operations of the restaurants and, unless specific circumstances about the location warrant, do not include unsupportable sales growth and margin improvement assumptions. Should the carrying amount not be deemed to be recoverable, we write the assets down to their fair value. After the impairment has been identified and the related asset written down, in accordance with SFAS No. 144, the effect cannot be reversed. As a result, the result of evaluation is not subject to future review and change

         o SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs, supersedes previous accounting guidance, principally EITF No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 changes the expense recognition for certain costs we incur while closing restaurants or undertaking other exit or disposal activities. However, the timing difference is not typically of significant length. We estimate that the liability that will be recorded in the first quarter of fiscal 2004 related to the total cost of the reduction in work force that has occurred during that period of time is $0.7 million; however, the estimate is subject to review throughout the payment of the costs recorded under SFAS No. 146.

         o FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," elaborates on the disclosures to be made by a guarantor in its financial statements concerning its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003), that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. We have guarantees that would require recognition upon issuance or modification under the provisions of FIN No. 45. The nature of our business will likely result in the issuance of certain guarantees in the future and, as such, we will be required to evaluate the fair value of the obligation at the inception of such guarantee. We recognized a liability under FIN No. 45 of approximately $38,000 in fiscal 2003. The amount we may be required to recognize in future years may be higher than this amount depending on the number and magnitude of guarantees we issue.

         o FIN 46, "Consolidation of Variable Interest Entities," which addresses interests in variable interest entities created before February 1, 2003 requires that, if an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. FIN No. 46(R), which changes the effective dates for the recording of variable interest entities created before February 1, 2003, also specifically exempted traditional franchise locations from the evaluations required under FIN No. 46An evaluation of our business ventures, other than franchise arrangements, has been and must continue to be undertaken for all new business ventures in order to evaluate whether they are variable interest entities. To date, there have no been no changes in our determinations relating to potential variable interest entities and their effect on our financial condition and results of operations.

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

         Future borrowings under our new credit facility (none are currently outstanding) will be at rates that float with the market and, therefore, will be subject to fluctuations in interest rates. Our $255.0 million senior notes bear a fixed interest rate of 11.0%. We are not a party to, and do not expect to enter into any, interest rate swaps or other instruments to hedge interest rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------





Board of Directors
Sbarro, Inc.
Melville, New York



We have audited the accompanying consolidated balance sheets of Sbarro, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements for the year ended December 30, 2001, prior to the adjustment discussed in Note 1, were audited by auditors who have ceased operations. Those auditors expressed an unqualified opinion of those financial statements in their report dated March 21, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sbarro, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets upon the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" in 2002.

As discussed above, the consolidated financial statements of Sbarro, Inc. and subsidiaries for the year ended Decmeber 30, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142. We performed the following audit procedures with respect to the disclosures in Note 1 with respect to 2001. We agreed the net loss as previously reported and the adjustment to reported net loss representing amortization expense recognized in that period related to goodwill and intangible assets that are no longer being amortized, as a result of initially applying SFAS No. 142, to the Company's underlying records obtained from management, and (ii) tested the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ BDO Seidman, LLP

New York, New York
March 5, 2004

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. As discussed in the Summary of Significant Accounting Policies note, the Company has reflected the impact of adopting SFAS No. 142 on the 2001 consolidated financial statements including the transitional disclosures required. The Arthur Andersen LLP report does not extend to this change to the 2001 consolidated financial statements. The adjustment to the 2001 consolidated financial statements were reported on by BDO Seidman, LLP as stated in their report appearing herein.

To Sbarro, Inc.:

We have audited the accompanying consolidated balance sheets of Sbarro, Inc. (a New York corporation) and subsidiaries as of December 30, 2001* and December 31, 2000*, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sbarro, Inc. and subsidiaries as of December 30, 2001* and December 31, 2000*, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                                   /s/ Arthur Andersen LLP

New York, New York
March 21, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing on Form 10-K for the fiscal year ended December 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

* The 2001 and 2000 consolidated balance sheets and the 2000 and 1999 consolidated statements of operations, shareholders' equity and cash flows are not required to be presented in the 2003 annual report.

                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                       DECEMBER 28, 2003         DECEMBER 29, 2002
                                                                       -----------------         -----------------
                                                                                     (IN THOUSANDS)
Current assets:
   Cash and cash equivalents                                                 $56,409                    $55,150
   Restricted cash for untendered shares                                          21                         21
   Receivables, net of allowance for doubtful accounts of $488 in 2003 and $491 in 2002:
         Franchise                                                             1,700                      2,059
         Other                                                                 1,171                      1,244
                                                                               -----                      -----
                                                                               2,871                      3,303

   Inventories                                                                 2,707                      3,285
   Prepaid expenses                                                            3,844                      2,362
   Current portion of loans receivable from officers                           2,810                      3,232
                                                                               -----                      -----
       Total current assets                                                   68,662                     67,353

Property and equipment, net                                                   96,604                    115,081

Intangible assets:
   Trademarks                                                                195,916                    195,916
   Goodwill                                                                    9,204                      9,204
   Deferred financing costs and other, net                                     5,482                      6,632

Loans receivable from officers, less current portion                           3,347                      2,800

Other assets                                                                   7,614                      7,787
                                                                            --------                   --------
                                                                            $386,829                   $404,773
                                                                            ========                   ========

                See notes to consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                       DECEMBER 28, 2003         DECEMBER 29, 2002
                                                                       -----------------         -----------------
                                                                            (IN THOUSANDS EXCEPT SHARE DATA)

Current liabilities:
    Amounts due for untendered shares                                         $     21                  $      21
    Accounts payable                                                            13,734                     10,279
    Accrued expenses                                                            18,774                     21,623
    Accrued interest payable                                                     8,181                      8,181
    Current portion of mortgage payable                                            168                        154
                                                                              --------                   --------
         Total current liabilities                                              40,878                     40,258
                                                                              --------                   --------

Deferred rent                                                                    8,711                      8,474
                                                                              --------                   --------

Long-term debt, net of original issue discount                                 268,152                    267,941
                                                                              --------                   --------

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $1 par value; authorized 1,000,000 shares;
      none issued                                                                    -                          -
    Common stock, $.01 par value; authorized 40,000,000 shares;
      issued and outstanding 7,064,328 shares at December 28,
      2003 and December 29, 2002                                                    71                         71
    Additional paid-in capital                                                      10                         10
    Retained earnings                                                           69,007                     88,019
                                                                              --------                  ---------
                                                                                69,088                     88,100
                                                                              --------                   --------

                                                                              $386,829                   $404,773
                                                                              ========                   ========


                See notes to consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            FOR THE FISCAL YEARS ENDED
                                                               -------------------------------------------------------
                                                                 DEC. 28, 2003      DEC. 29, 2002      DEC. 30, 2001
                                                                 -------------      -------------      -------------
                                                                                  (IN THOUSANDS)
Revenues:
    Restaurant sales                                                  $314,708           $345,206           $372,673
    Franchise related income                                            10,868             10,070             10,286
    Real estate and other                                                6,748              5,104              5,756
                                                                      ---------         ----------           --------
       Total revenues                                                  332,324            360,380            388,715
                                                                      ---------         ----------           --------

Costs and expenses:
    Restaurant operating expenses:
       Cost of food and paper products                                  67,446             67,593             74,614
       Payroll and other employee benefits                              89,614             96,288            103,828
       Other operating costs                                           110,453            114,892            116,581
    Depreciation and amortization                                       19,712             20,683             30,375
    General and administrative                                          25,451             23,960             29,472
    Asset impairment, restaurant closings and other charges              6,073              9,196             18,224
                                                                      ---------         ----------           --------
         Total costs and expenses                                      318,749            332,612            373,094
                                                                      ---------         ----------           --------

Operating income                                                        13,575             27,768             15,621
                                                                      ---------         ----------           --------

Other (expense) income:
    Interest expense                                                   (31,039)           (30,959)           (30,950)
    Interest income                                                        694                528                756
    Equity in net income of
       unconsolidated affiliates                                           425                668                310
    Insurance recovery, net                                                  -              7,162                  -
                                                                      ---------         ----------           --------
       Net other expense                                               (29,920)           (22,601)           (29,884)
                                                                      ---------         ----------           --------

(Loss) income before minority interest                                 (16,345)             5,167            (14,263)
Minority interest                                                          (41)               (52)                (1)
                                                                      ---------         ----------           --------

(Loss) income before income taxes                                      (16,386)             5,115            (14,264)
Income taxes                                                               844                334                325
                                                                      ---------         ----------           --------

Net (loss) income                                                     $(17,230)            $4,781           $(14,589)
                                                                      =========            ======           =========


                 See notes to consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                    NUMBER OF SHARES                    ADDITIONAL         RETAINED
                                     OF COMMON STOCK      AMOUNT      PAID-IN CAPITAL      EARNINGS          TOTAL
                                    ----------------      ------      ---------------      --------          -----
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)


Balance at
   January 1, 2001                      7,064,328              $7l              $10         $113,516        $113,597

Net loss                                        -                -                -          (14,589)        (14,589)

Distributions to
   shareholders                                 -                -                -          (12,564)        (12,564)
                                        ---------        ---------        ---------         --------        --------

Balance at
   December 30, 2001                    7,064,328               71               10           86,363          86,444

Net income                                      -                -                -            4,781           4,781

Distribution to
   shareholders                                 -                -                -           (3,125)         (3,125)
                                        ---------        ---------        ---------         --------        --------


Balance at
   December 29, 2002                    7,064,328               71               10           88,019          88,100

Net loss                                        -                -                -          (17,230)        (17,230)

Distributions to
  shareholders                                  -                -                -           (1,782)         (1,782)
                                        ---------        ---------        ---------         --------        --------

Balance at
   December 28, 2003                    7,064,328              $71              $10          $69,007         $69,088
                                        =========        =========        =========          =======        ========


                See notes to consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE FISCAL YEARS ENDED
                                                            ----------------------------------------------------------
                                                               DECEMBER 28,       DECEMBER 29,        DECEMBER 30,
                                                               ------------       ------------        ------------
                                                                   2003               2002                2001
                                                                   ----               ----                ----
                                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
Net (loss) income                                                   $(17,230)             $4,781           $(14,589)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                    21,249              22,137             31,830
     Allowance for doubtful accounts receivable                          435                 350                 61
     Increase in deferred rent, net                                      242                 212                969
     Loss on sale of other concept units, net                             50                   -                  -
     Asset impairment, restaurant closings and other
       charges                                                         6,073               7,922             17,352
     Minority interest                                                    41                  52                  1
     Equity in net income of unconsolidated affiliates                  (425)               (668)              (310)
     Dividends received from unconsolidated affiliates                   119                 311                244
Changes in operating assets and liabilities:
     Decrease (increase) in receivables                                  191               1,308               (614)
     Decrease (increase) in inventories                                  578                 252                (36)
     Increase in prepaid expenses                                       (253)             (1,121)              (424)
     Increase in other assets                                           (366)               (429)            (1,135)
     Increase (decrease)  in accounts payable and accrued
       expenses                                                          330              (2,654)             1,463
                                                                    --------              -------           -------
Net cash provided by operating activities                             11,034              32,453             34,812
                                                                    ========              ------             ------


                                   (continued)

                          SBARRO, INC. AND SUBSIDIARIES

                                                                           FOR THE FISCAL YEARS ENDED
                                                               DECEMBER 28,       DECEMBER 29,        DECEMBER 30,
                                                               ------------       ------------        ------------
                                                                   2003               2002                2001
                                                                   ----               ----                ----
                                                                                 (IN THOUSANDS)
INVESTING ACTIVITIES:

Purchases of property and equipment                                   (8,521)            (10,988)           (22,528)
Proceeds from disposition of property and equipment
                                                                           -                   -                 75
                                                                      -------            --------           -------
   Net cash used in investing activities                              (8,521)            (10,988)           (22,453)
                                                                      -------            --------           -------

FINANCING ACTIVITIES:

Mortgage principal repayments                                           (154)               (142)              (130)
Purchase of minority interest in subsidiary                                -                   -             (1,000)
Loans to shareholders                                                      -                   -             (6,732)
Repayment of shareholder loans                                             -                   -              2,700
Tax distributions                                                     (1,100)             (3,125)            (7,564)
Dividends                                                                  -                   -             (5,000)
                                                                      -------            --------           -------
   Net cash used in financing activities                              (1,254)             (3,267)           (17,726)
                                                                      -------             -------          ---------

Increase (decrease) in cash and cash equivalents
                                                                       1,259              18,198             (5,367)
Cash and cash equivalents at                                          55,150              36,952             42,319
                                                                      -------            --------           -------
   beginning of year
Cash and cash equivalents at end of year                             $56,409             $55,150            $36,952
                                                                     =======             =======            =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Income taxes                                                            $388                $796             $1,197
                                                                     =======             =======            =======

Interest                                                             $29,400             $29,498            $29,491
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

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF FINANCIAL STATEMENT PRESENTATION:

         The consolidated financial statements include the accounts of Sbarro, Inc., its wholly owned subsidiaries and the accounts of its majority-owned joint ventures (together, "we," "our," "us," or "Sbarro"). All significant intercompany accounts and transactions have been eliminated. Minority interest includes the interests held by our partners in certain of our majority-owned joint ventures. The minority interests at the end of fiscal 2003 and 2002 were not material.

         ESTIMATES:

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

         PROPERTY AND EQUIPMENT:

         Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives: leasehold improvements - the lesser of the useful lives of the assets or lease terms, including option periods, if expected to be utilized, and furniture, fixtures and equipment - three to ten years.

         INTANGIBLE ASSETS:

         Intangible assets consist of our trademarks, goodwill and deferred financing costs. Trademark values, as well as goodwill, were determined based on a fair value allocation of the purchase price from our going private transaction (see Note 2).

                          SBARRO, INC. AND SUBSIDIARIES

         Deferred financing costs were incurred as a result of the going private transaction (see Note 2) and the mortgage on the corporate headquarters building (see Note 9) and are being amortized as additional interest expense over the respective remaining lives of the related debt instruments which range from 1 1/2 years to 6 years.

         TRADEMARKS AND GOODWILL:

         Effective July 1, 2001, we adopted certain provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and effective January 1, 2002, we adopted the full provisions of SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill. SFAS No 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. As a result of adopting SFAS No. 142, we ceased the amortization of trademarks and goodwill beginning January 1, 2002. Prior to the adoption of SFAS No. 142, we amortized our trademarks and goodwill on a straight-line basis over 40 years. Supplemental comparative disclosure, as if the change had been retroactively applied, is as follows:

                                                       Dec. 28, 2003       Dec. 29, 2002    Dec. 30, 2001
                                                       -------------       -------------    -------------
                                                                           (in thousands)
         Reported net (loss) income                    $(17,230)           $4,781           $(14,589)
         Add back:  Amortization of
              goodwill and intangible assets
              with indefinite lives                           -                 -              5,433
                                                       ---------           ------           --------

         Adjusted net (loss) income                    $(17,230)           $4,781           $(9,156)
                                                       =========           ======           ========

         There were no changes in the carrying amount of the trademarks or goodwill for the years ended December 28, 2003 and December 29, 2002 and December 30, 2001. SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. The first step of this test, used to identify impairment, compares the fair value of a reporting unit, including goodwill, with its carrying amount. The second step (if necessary) measures the amount of the impairment. Using the guidance in SFAS No. 142, we have determined that Sbarro as a whole is the reporting unit for purposes of evaluating goodwill for impairment. Our annual impairment test indicated that the fair value of the reporting unit exceeded the reporting unit's carrying amount. Accordingly, the second step of the goodwill impairment test was not necessary. We performed a separate impairment test on our trademarks based on the discounted cash flows method. The fair value of the trademarks exceeded the carrying value.

                          SBARRO, INC. AND SUBSIDIARIES

         LONG-LIVED ASSETS:

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 became effective with respect to us with the beginning of fiscal 2002 and has not had a material impact on our financial position or operating results. Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value.

         EXIT OR DISPOSAL ACTIVITIES:

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF")
         Issue No. 94-3, "Liability for Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment for an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 changes the timing of expense recognition for certain costs we incur while closing restaurants or undertaking other exit or disposal activities. However, the timing difference is not typically of significant length. The adoption of the

                          SBARRO, INC. AND SUBSIDIARIES
         provisions of SFAS No. 146 for restructuring activities initiated after December 29, 2002 did not have a material impact on our financial position or operating results for fiscal 2003.

         GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES:

         In November 2002, the FASB issued FASB Interpretation ("FIN") FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees including Indirect Guarantees of Indebtedness of Others" which addresses the accounting for and disclosure by guarantors regarding obligations relating to the issuance of certain guarantees. FIN No. 45 requires that, at the inception of a guarantee for all guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken be recorded. No revision of, or restatement of accounting for guarantees issued or modified prior to December 31, 2002 is allowed. The disclosure requirements of FIN No. 45 are effective with our 2002 financial statements. As described in Note 10, we provide certain guarantees that would require recognition upon modification under the provisions of FIN No. 45. There are certain arangements that were entered into during 2003 with respect to guarantees for franchised locations. In accordance with FIN No. 45, the fair value of these guarantees of $38,000 has been recorded during fiscal 2003 While the nature of our business will likely result in the issuance of certain guarantees in the future, we do not anticipate that FIN No. 45 will have a material impact on our financial position or operating results.

         VARIABLE INTEREST ENTITIES:

         FIN No. 46, "Consolidation of Variable Interest Entities," was effective immediately upon its issuance during fiscal 2003 for all enterprises with interests in variable interest entities created after January 31, 2003. In December 2003, FASB issued FIN No. 46 (R) which changes the effective dates for the recording of interests in variable interest entities created before February 1, 2003 beginning with the first interim reporting period ending after March 15, 2004. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, or receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The FASB has specifically exempted traditional franchise arrangements from the evaluations required under FIN No. 46. We have also reviewed our corporate relationships for possible coverage under FIN No. 46. The application of FIN No. 46 did not have a material effect on our disclosures and our financial position or operating results. We have several variable entities, which require certain disclosure. However, we are not the primary beneficiary and therefore do not need to consolidate these entities.

                          SBARRO, INC. AND SUBSIDIARIES

         ACCOUNTING FOR VENDOR REBATES:

         In  November  2002,  the EITF  reached a consensus  on Issue No.  02-16
         "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," addressing the accounting for cash consideration received by a customer from a vendor including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor's products or services and should therefore be shown as a reduction of cost of sales in the statement of operations of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor's product or service. If one of those conditions is met, the cash consideration should be characterized as revenues or a reduction of such costs as applicable, in the statement of operations of the customer. The consensus reached also concludes that rebates or refunds based on the customer achieving a specified level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund provided the amounts are probable and reasonably estimable. This standard is effective for arrangements entered into after December 31, 2002.

         Our current accounting policy, which conforms to the provisions of EITF No. 02-16, is to account for vendor rebates related to the usage of the products for which rebates are received in company-owned Sbarro locations as a reduction of the cost of food and paper products. The rebates are recognized as earned based on our usage of the related products. We also receive consideration from manufacturers for the usage of the same raw materials by our franchisees. Those rebate amounts are included in "real estate and other" in our statements of operations.

         EQUITY INVESTMENTS:

         We account for our investments in 50% or less owned joint ventures under the equity method of accounting. The equity in the net income
         (loss) of these unconsolidated affiliates are included in "equity in net income of unconsolidated affiliates" in our statements of operations and the related assets are included in "other assets" in the accompanying balance sheets.

                          SBARRO, INC. AND SUBSIDIARIES

         FRANCHISE RELATED INCOME AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

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

         We monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Included in general and administrative expenses are provisions for uncollectible franchise receivables of $0.4 million, $0.3 million and $0.1 million in 2003, 2002 and 2001, respectively.

         DEFERRED RENT:

         The majority of our lease agreements provide for scheduled rent increases during the lease term. Provision has been made for the excess of operating lease rental expense over cash rentals paid, computed on a straight-line basis over the lease terms.

         INCOME TAXES:

         We are taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, and, where applicable and permitted, under similar state and local income tax provisions. Therefore, we do not pay federal or, with certain limited exceptions, state and local income taxes for periods for which we are treated as an S corporation. Rather, our shareholders include their pro-rata share of our taxable income on their individual income tax returns and thus are required to pay taxes on their respective share of our taxable income, whether or not it is distributed to them. We file a consolidated federal income tax return for informational purposes.

         Minority interest includes no provision or liability for income taxes as any tax liability related to their interest is the responsibility of the minority partners.

         ACCOUNTING PERIOD:

         Our fiscal year ends on the Sunday nearest to December 31. All reported fiscal years contained 52 weeks.

                          SBARRO, INC. AND SUBSIDIARIES

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these items. The estimated fair value of our senior notes at December 28, 2003 was approximately $202.7 million. The carrying amount of the mortgage loan approximates fair value because the interest rate this instrument bears is reasonably equivalent to the current rates offered for debt of a similar nature and maturity.

         DEFINED CONTRIBUTION PLAN:

         We have a 401(k) Plan ("Plan") for all qualified employees. The Plan provides for a 25% matching employer contribution of up to 4% of the employees' deferred savings (maximum contribution of 1% of an employee's deferred savings). The employer contributions vest over five years. The employee's deferred savings cannot exceed 15% of an individual participant's compensation in any calendar year. Our contribution to the Plan was $105,000, $36,000 and $137,000 in fiscal 2003, 2002 and 2001, respectively. The contribution was lower in fiscal 2002 as our matching contribution was suspended for the first half of the year.

         RECLASSIFICATIONS:

         Certain  items  in  the  financial   statements   presented  have  been
         reclassified to conform to the fiscal 2003 presentation.

2.       GOING PRIVATE TRANSACTION:

         On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of our common stock) became the holders of 100% of our issued and outstanding common stock as a result of a "going private" merger. (Note 9)

         During the second quarter of fiscal 2001, the funds remaining for untendered shares that had been held by a third party paying agent were returned to us. We will hold such funds until the related shares are tendered or escheated to the appropriate jurisdiction. At December 28, 2003, there was $21,000 being held by us for such untendered shares that is shown as restricted cash and amounts due for untendered shares in the consolidated balance sheet.

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

         During fiscal 2000, we finalized an allocation of the purchase price from the going private transaction based on an evaluation of Sbarro at September 29, 1999 which increased property and equipment and intangible assets by $7.0 million and $216.0 million, respectively. In accordance with SFAS No. 142, we have not, since fiscal 2001, amortized any of the intangible assets with indefinite lives.

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

         We operate all of these restaurants as one segment.

         The following sets forth the number of Sbarro restaurants in operation as of:

                                     DECEMBER 28,      DECEMBER 29,      DECEMBER 30,
                                         2003              2002              2001
                                         ----              ----              ----

         Sbarro-owned (a)                 528               558               602
         Franchised                       387               353               325
                                          ---               ---               ---
                                          915               911               927
                                          ===               ===               ===

         (a) Excludes 29, 32 and 37 other concept units as of the end of the respective fiscal years.

4.       EFFECT OF EVENTS OF SEPTEMBER 11, 2001:

         As a result of the events of September 11, 2001, a Sbarro-owned location, as well as a franchise location, that had operated in the
         World  Trade  Center  in New York  City were  destroyed.  Although  the
         Sbarro-owned location generated substantial sales revenues and operating income, the effect on our consolidated results for fiscal 2001 was not material to our consolidated results as a whole. The franchise location did not generate significant royalty revenues. In addition, a number of airports were temporarily closed due to the events of September 11 causing airport Sbarro-owned and franchise units to close for periods of time. Due to the continuing effect of the events of September 11 compounded by the effect of the economic slowdown in the United States, those airport locations and a number of downtown locations continued to experience a period of reduced sales throughout fiscal 2003.

                          SBARRO, INC. AND SUBSIDIARIES

         In September 2002, we reached an agreement to settle, for $9.65 million, our claim with our insurance company for the reimbursement of the depreciated cost of the assets destroyed at the Sbarro-owned location, as well as for lost income under our business interruption insurance coverage. The proceeds of the settlement were received in September 2002. Approximately $7.2 million, net of related expenses, of the settlement relates to reimbursement of lost income under our business interruption insurance coverage and is included in our results of operations for fiscal 2002.

5.       PROPERTY AND EQUIPMENT, NET:

                                                              DECEMBER 28,          DECEMBER 29,
                                                                 2003 (a)             2002 (b)
                                                                 --------             --------
                                                                      (IN THOUSANDS)
                  Land                                             $3,781               $ 3,781
                  Leasehold improvements                          141,538               155,359
                  Furniture, fixtures and equipment                65,594                71,757
                                                                  -------               -------
                                                                  210,913               230,897
                  Less accumulated depreciation and               114,309               115,816
                                                                  -------               -------
                     amortization (c)
                                                                  $96,604              $115,081
                                                                  =======              ========

         (a) During 2003, we recorded a charge of $4.1 million, of which $0.4 million was for our other concepts, relating to impairment losses on property and equipment. In addition, we recorded a provision for restaurant closings of approximately $2.0 million in connection with the closing of 35 Sbarro locations ($1.9 million) and 2 other concept locations ($0.1 million) during fiscal 2003.
         (b) During 2002, we recorded a charge of $0.5 million relating to impairment losses on property and equipment, of which $0.2 million was for other concept locations. In addition, we recorded a provision for restaurant closings of approximately $8.7 million in connection with the closing of 57 Sbarro locations ($4.0 million) and 7 other concept locations ($4.7 million) during fiscal 2002.
         (c) Depreciation and amortization of property and equipment was $19.7 million, $20.7 million and $24.9 million in fiscal 2003, 2002 and 2001, respectively.

                          SBARRO, INC. AND SUBSIDIARIES

6.       ACQUIRED INTANGIBLE ASSETS AND GOODWILL:

                                                              DECEMBER 28,          DECEMBER 29,
                                                                  2003                  2002
                                                                  ----                  ----
                                                                      (IN THOUSANDS)
                  Trademarks                                     $195,916              $195,916
                                                                 ========              ========
                  Goodwill                                          9,204                 9,204
                                                                 ========              ========
                  Deferred financing costs                          9,573                10,129
                  Less accumulated amortization                     4,091                 3,497
                                                                  -------               -------
                                                                 $  5,482              $  6,632
                                                                 ========              ========

         Amortization expense of the acquired intangible assets for each of the 2003, 2002 and 2001 fiscal years was as follows:

                                                                        FOR THE FISCAL YEARS ENDED
                                                      --------------------------------------------------------------
                                                          DECEMBER 28,          DECEMBER 29,         DECEMBER 30,
                                                              2003                  2002                 2001
                                                              ----                  ----                 ----
                                                                              (IN THOUSANDS)

Trademarks (a)                                                   $  -                 $  -               $5,189
Goodwill (a)                                                        -                    -                  244
Deferred financing costs (b)                                    1,148                1,074                1,074
                                                                -----                -----                -----
                                                               $1,148               $1,074               $6,507
                                                               ======               ======               ======

(a) Under SFAS No. 142, as of December 31, 2001, trademarks and goodwill are no longer amortized.
(b) Amortization of deferred financing costs includes $0.1 million for the write-off of the remaining unamortized deferred financing costs of the related to our former bank credit agreement upon the termination of the credit agreement.
(c) Amortization of deferred financing costs for the next five years will be as follows:

        FISCAL YEARS ENDING (IN THOUSANDS):
        -----------------------------------
        January 2, 2005                                              $962
        January 1, 2006                                               962
        December 31, 2006                                             962
        December 30, 2007                                             962
        December 28, 2008                                             962
        Later year                                                    672
                                                                   ------
                                                                   $5,482
                                                                   ======

                          SBARRO, INC. AND SUBSIDIARIES

7.       ACCRUED EXPENSES:

                                                           DECEMBER 28,              DECEMBER 29,
                                                               2003                      2002
                                                               ----                      ----
                                                                       (IN THOUSANDS)

                  Compensation                                    $5,112                     $5,502
                  Payroll and sales taxes                          2,695                      3,047
                  Rent and related cost                            1,725                      1,896
                  Provision for restaurant closings
                      (Notes 5 and 12)                               987                      1,452
                  Other                                            8,255                      9,726
                                                                   -----                      -----
                                                                 $18,774                    $21,623
                                                                 =======                    =======

8.       INCOME TAXES:

         We are taxed under the provisions of Subchapter S of the Internal Revenue Code, and, where applicable and permitted, under similar state and local income tax provisions. Therefore, we do not pay federal or, with certain limited exceptions, state and local income taxes for periods for which we are treated as an S corporation. Rather, our shareholders include their pro-rata share of our taxable income on their individual income tax returns and thus are required to pay taxes on their respective share of our taxable income, whether or not it is distributed to them.

         In connection with the going private transaction and the related financing, we entered into a tax payment agreement with our shareholders. The tax payment agreement permits us to make periodic tax distributions to our shareholders in amounts determined under a formula designed to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and that income was taxed at the highest applicable federal and New York State marginal income tax rates. We may only make the tax distributions with respect to periods in which we are treated as an S corporation for income tax purposes. We made distributions to our shareholders, in accordance with the tax payment agreement, of $1.8 million with respect to our fiscal 2002 and $3.1 million with respect to our fiscal 2001 earnings. Our shareholders are expected to have a tax loss that is significantly lower than our book loss in fiscal 2003 and had taxable income that was significantly higher than our book income in fiscal 2002 resulting from differences in the book and tax treatments of the provision for asset impairment and significant differences in book and tax depreciation. We estimate that no distributions will be made in 2004 related to our fiscal 2003 results of operations.

                          SBARRO, INC. AND SUBSIDIARIES

         The provision for income taxes is comprised of taxes payable directly by us to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income and for taxes withheld at the source of payment on foreign franchise income related payments as follows:

                                                             FOR THE FISCAL YEARS ENDED
                                           DECEMBER 28,              DECEMBER 29,             DECEMBER 30,
                                               2003                      2002                     2001
                                               ----                      ----                     ----
                                                                   (IN THOUSANDS)
                  Federal:
                      Current                    $   -                     $ -                    $  -
                      Deferred                       -                       -                       -
                                                     -                       -                       -
                                                  ----                    ----                   ----
                                                     -                       -                       -
                                                  ----                    ----                   ----
                  State and local:
                      Current                      500                      17                     90
                      Deferred                       -                       -                      -
                                                  ----                    ----                   ----
                                                   500                      17                     90
                  Foreign                          344                     317                    235
                                                  ----                    ----                   ----
                                                  $844                    $334                   $325
                                                  ====                    ====                   ====

9.       LONG-TERM DEBT:

         INDENTURE:

         The going private transaction (Note 2) was partially funded by the placement of $255.0 million of 11.0% senior notes due September 15, 2009.

         Interest on the senior notes is payable semi-annually on March 15 and September 15 of each year. Our payment obligations under the senior notes are jointly, severally, unconditionally and irrevocably guaranteed by all of Sbarro's current Restricted Subsidiaries (as defined in the indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries. The senior notes and the subsidiary guarantees are senior unsecured obligations of Sbarro and the guaranteeing subsidiaries, respectively, ranking pari passu in right of payment to all of our and their respective present and future senior debt, including amounts outstanding under the bank line of credit agreement discussed below. The indenture permits redemption of the senior notes at our option at varying redemption prices and requires us to offer to purchase senior notes in the event of a Change of Control and in connection with certain Asset Sales (each as defined). The indenture contains various covenants, including, but not limited to, restrictions on the payment of dividends, stock repurchases, certain investments and other restricted payments, the incurrence of indebtedness and liens on our assets, affiliate transactions, asset sales and mergers by us and the guaranteeing subsidiaries. We were in compliance with the various covenants contained in the indenture as of December 28, 2003.

                          SBARRO, INC. AND SUBSIDIARIES

         The discount at which the senior notes were issued, an aggregate of approximately $3.8 million, is being accreted to the senior notes on a straight-line basis over the original ten year life of the senior notes. Accretion of the discount was $0.3 million in each of fiscal 2003, 2002 and 2001.

         CREDIT AGREEMENT:

         During March 2004, we entered into a new line of credit arrangement that enables us to borrow, subject to bank approval, $3.0 million through May 2005, subject to reduction for standby letters of credit issued by the bank ($1.7 million at March 5, 2004). Interest applicable to loans under the new line of credit are to be at the bank's prime rate at the time of any borrowings. There are no unused line fees to be paid or covenants to be met under the new line of credit. Each of our current guaranteeing subsidiaries (the same entities as the Restricted Subsidiaries under the Indenture) have agreed to, and the future guaranteeing subsidiaries are to, unconditionally and irrevocably guarantee our obligations under the new line of credit on a joint and several basis.

         During 2003 we terminated our bank credit agreement (the "credit agreement") which provided us with an unsecured senior revolving credit facility that enabled us to borrow, on a revolving basis from time to time during its five-year term, up to $30.0 million, including a $10.0 million sublimit for standby letters of credit. No amounts had been borrowed under the credit facility although there were $1.7 million of letters of credit outstanding under the credit agreement as of December 28, 2003. The bank continued the letters of credit until they were replaced by the bank with which we have our new line of credit.

         MORTGAGE:

         In March 2000, one of our Restricted Subsidiaries obtained a $16.0 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The outstanding principal balance as of December 28, 2003 was $15.5 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual and quarterly debt service of at least 1.2 to 1.0. The subsidiary was in compliance with the various covenants contained in the mortgage agreement as of December 28, 2003.

                          SBARRO, INC. AND SUBSIDIARIES

MATURITIES OF LONG-TERM DEBT:

         Scheduled maturities of long-term debt are as follows (in thousands):

        FISCAL YEAR ENDING:
        -------------------
        January 2, 2005                                          $168
        January 1, 2006                                           182
        December 31, 2006                                         197
        December 30, 2007                                         215
        December 28, 2008                                         235
        Later years                                           269,495
                                                              -------
                                                              270,492
        Less:
           Current maturities                                    (168)
           Unaccreted original issue discount                  (2,172)
                                                              -------
                                                             $268,152

10.      COMMITMENTS AND CONTINGENCIES:

         EMPLOYMENT AGREEMENT:

         On September 8, 2003, we entered into an employment agreement with Michael O'Donnell, our current President and Chief Executive Officer, for a term ending on December 31, 2006, subject to earlier termination by us or Mr. O'Donnell following specified notice. The agreement provides, among other things, for an annual salary of $450,000; subject to increase at the discretion of our board of directors, an annual performance bonus beginning in 2004 to be based upon the achievement of increases in EBITDA as defined and other objectives to be set forth in business plans and budgets approved from time to time by our board, which bonus, for the year ending December 31, 2004, will not be less than $112,500; $1,000,000 of life insurance; the reimbursement of Mr. O'Donnell for certain relocation, travel and housing expenses incurred; and a special incentive award. The special incentive award is designed to reward Mr. O'Donnell for improvements in our adjusted EBITDA, cash position and long term debt position over the term of the agreement, vests upon termination of Mr. O'Donnell's employment, is reduced in the event of early termination of employment and, when earned, is payable, with interest, in twelve equal quarterly installments. Alternatively, in the event of a public offering of our common stock, a change in control of Sbarro, including by merger, sale of stock or sale of assets, or a liquidation or dissolution of Sbarro, the special incentive award will be based on the per share proceeds received by our shareholders in excess of a threshold amount. The agreement also provides for severance pay in the event of early termination by us without "cause" (as defined) or by Mr. O'Donnell for "good reason" (as defined). Since the ultimate amount of the special incentive award is not known until termination of the agreement, the special incentive award is subject to variable plan accounting. There will be no charge to our earnings until our EBITDA, cash position and/or

                          SBARRO, INC. AND SUBSIDIARIES
         long-term debt position improves or a special event occurs. No compensation expense relating to the special incentive award was recorded in fiscal 2003.

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

         Rental expense under operating leases, including common area charges, other expenses and additional amounts based on sales, were as follows:

                                                                        FOR THE FISCAL YEARS ENDED
                                                          -------------------------------------------------------
                                                          DECEMBER 28,          DECEMBER 29,         DECEMBER 30,
                                                              2003                  2002                 2001
                                                              ----                  ----                 ----
                                                                              (IN THOUSANDS)

         Minimum rentals                                      $51,089              $51,975              $52,856
         Common area charges                                   14,702               15,246               15,827
         Contingent rentals                                     4,112                3,760                4,511
                                                              -------              -------              -------
                                                              $69,903              $70,981              $73,194
                                                              =======              =======              =======

         Future minimum rental and other payments required under non-cancelable operating leases for our Sbarro restaurants and our other concept locations and our existing leased administrative and support function office (Note 11) are as follows (in thousands):

               FISCAL YEARS ENDING:
               --------------------
               January 2, 2005                                $71,374
               January 1, 2006                                 69,209
               December 31, 2006                               66,910
               December 30, 2007                               61,920
               December 28, 2008                               56,001
               Later years                                    149,718
                                                             --------
                                                             $475,132
                                                             ========

         We are the principal lessee under certain operating leases for four other concept locations that have been sold and sublet to unaffiliated third parties. Future minimum rental payments required under these non-cancelable operating leases as of December 28, 2003 are as follows (in thousands):

                          SBARRO, INC. AND SUBSIDIARIES

                FISCAL YEARS ENDING:
                --------------------
                January 2, 2005                                   $308
                January 1, 2006                                    320
                December 31, 2006                                  329
                December 30, 2007                                  330
                December 28, 2008                                  278
                Later years                                      3,075
                                                                ------
                                                                $4,640
                                                                ======

         We are the principal lessee under operating leases for certain franchised restaurants which are subleased to franchisees. Franchisees pay rent and related expenses directly to the landlord. Future minimum rental payments required under these non-cancelable operating leases for franchised restaurants that were open as of December 28, 2003 are as follows (in thousands):

               FISCAL YEARS ENDING:
               --------------------
               January 2, 2005                                  $2,061
               January 1, 2006                                   1,781
               December 31, 2006                                 1,719
               December 30, 2007                                 1,281
               December 28, 2008                                   785
               Later years                                       1,385
                                                                ------
                                                                $9,012
                                                                ======

         We are the principal lessee under operating leases for three franchised restaurants that were sold and franchised to related parties (see Note
         11) and are subleased by us to the franchisees. The franchisees pay rent and related expenses directly to the landlord. Future minimum rental payments required under these non-cancelable operating leases are as follows (in thousands):

               FISCAL YEARS ENDING:
               --------------------
               January 2, 2005                                    $305
               January 1, 2006                                     288
               December 31, 2006                                   168
               December 30, 2007                                   156
               December 28, 2008                                   156
               Later years                                         645
                                                                   ---
                                                                $1,718
                                                                ======

         Future minimum rental payments required under non-cancelable operating leases for restaurants that had not as yet opened as of December 28, 2003 are as follows (in thousands):

                          SBARRO, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDING:
               --------------------
               January 2, 2005                                    $163
               January 1, 2006                                     207
               December 31, 2006                                   211
               December 30, 2007                                   228
               December 28, 2008                                   230
               Later years                                       1,206
                                                                 -----
                                                                $2,245
                                                                ======

         Future minimum rental payments required under a non-cancelable operating lease for a restaurant that has been franchised to a related party (see Note 11) and which had not as yet opened as of December 28, 2003, under which lease we are the principal lessee is as follows (in thousands):


               FISCAL YEARS ENDING:
               --------------------
               January 2, 2005                                    $159
               January 1, 2006                                     160
               December 31, 2006                                   160
               December 30, 2007                                   160
               December 28, 2008                                   166
               Later years                                       1,631
                                                                 -----
                                                                $2,436
                                                                ======

         In accordance with FIN No. 45, we have recorded a liability of approximately $38,000 which represents the fair value of the guarantees related to the leasing of franchised locations during fiscal 2003.

         CONSTRUCTION CONTRACTS AND OTHER:

         We are a party to contracts aggregating $1.8 million with respect to the construction of restaurants. Payments of approximately $0.4 million have been made on those contracts as of December 28, 2003. We have also entered into a contract for $0.5 million to provide email connectivity to our restaurants.

         PRODUCT PURCHASE DISTRIBUTION ARRANGEMENT:

         We have a contractual arrangement with a national independent wholesale distributor that commenced in February 2003 and that requires us, until February 2008, subject to early termination for certain specified causes to purchase 95% of most of our food ingredients and related restaurant supplies from them. The agreement does not, however, require us to purchase any specific fixed quantities. Among the factors that will effect the dollar amount of purchases we make under the contract are:

                          SBARRO, INC. AND SUBSIDIARIES

         o Number of Sbarro locations open during the term of the contract;
         o        Level of sales made at Sbarro locations;
         o        Market price of mozzarella cheese and other commodity items;
         o Price of diesel fuel; and o Mix of products sold by Sbarro locations.

         LETTERS OF CREDIT:

         There are $1.7 million of bank letters of credit issued under our line of credit to support potential obligations we, and, in one case, for the benefit of one of our consolidated other concepts. The letters of credit have been issued instead of cash security deposits under operating leases. Of the outstanding standby letters of credit, approximately $0.1 million are for locations that have been subleased to the buyers of two of our other concept locations (one of which was sold in 2003).

         GUARANTEE ARRANGEMENTS PERTAINING TO THE OTHER CONCEPTS:

         We are a party to various financial guarantees to a bank for two of our other concepts. We are jointly liable, along with our partner, for a loan owed by one of the other concepts. Our liabilities under the line of credit, mortgage loan and $0.1 million of letters of credit to the second concept are limited to our minority ownership percentage. The remaining letter of credit for the second concept of $0.6 million is jointly and severally guaranteed by each of the partners in the concept. To varying degrees, these guarantees involve elements of performance and credit risk. The possibility of our having to honor our contingencies is largely dependent upon future operations of the other concepts. We would record a liability if events occurred that make payment under the guarantees probable. Under FIN No. 45, we are required to record a liability for the fair value of any obligation undertaken or modified after December 31, 2002. No such obligation was undertaken or modified in fiscal 2003.

         The details of our guarantees as of December 28, 2003 and their terms are as follows:


         TYPE OF GUARANTEED OBLIGATION   AMOUNT (1)     TERM
         -----------------------------   ----------     ----

         Loan                            $1.7 million   November 1, 2007
         Mortgage loan                    0.3 million   June 30, 2008
         Letters of credit                1.0 million   Varying through May 2021
         Line of credit                   4.6 million   December 31, 2010

         (1) Represents our current maximum exposure under existing borrowings and letters of credit. Our exposure under the line of credit could increase to $7.1 million if the full amount of the line of credit is utilized. During 2003, the exposure from borrowings available under

                          SBARRO, INC. AND SUBSIDIARIES
         the line of credit increased by approximately $2.0 million due to an increase in the joint venture's total line of credit. In addition, the loan expiration date for all new term loans was extended from December 31, 2008 to December 31, 2010. The form of the guarantee was not modified during fiscal 2003.

         LITIGATION:

         On December 20, 1999, fourteen current and former general managers of Sbarro restaurants in California amended a complaint against us filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorneys' fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the motion was denied by the court. The court issued a ruling in December 2003 which was unfavorable to us but did not set the amount of damages. We are appealing the ruling due to errors that we believe were made by the trial judge.

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

         On March 22, 2002, five former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Los Angeles County. The complaint alleges that the plaintiffs were required to perform labor services without proper premium overtime compensation from at least May 1999. The plaintiffs are seeking actual damages, punitive damages and attorneys' fees and costs, each in unspecified amounts. In addition, plaintiffs have requested class action status for all managerial employees who worked overtime and/or were not otherwise paid regular wages due and owing from May 1999 to March 2002. The case is currently in the discovery phase.

         In August 2002, a subcontractor and the general contractor, pursuant to a construction contract entered into to build the joint venture location that was closed during fiscal 2002 and is also the subject of the lawsuit discussed below, filed a complaint against the limited liability joint venture company alleging that they are owed approximately $800,000, plus interest. We are a defendant in the suit by reason of the fact that we guaranteed the bonds under which mechanics liens for the plaintiffs were bonded. It is anticipated that this matter

                          SBARRO, INC. AND SUBSIDIARIES
         will go to trial during later in fiscal 2004. We believe that our maximum liability, should an unfavorable verdict be returned in this case, would be approximately $400,000.

         We believe that we have substantial defenses in each of the actions and are vigorously defending these actions.

         In May 2002, the landlord of the joint venture described above filed a complaint against Sbarro in the Supreme Court of the New York for Westchester County alleging that we were obligated to it, pursuant to a Guaranty Agreement we executed, based on a alleged breach of the lease by the tenant, a subsidiary of the joint venture. We believed that our guarantee was limited in amount while the landlord alleged that the guarantee covered all amounts that would become due during the remaining lease term. The court issued a ruling in November 2003 which established our liability at $500,000. The landlord has advised us that it intends to appeal this decision but we have accrued this amount.

         In addition to the above complaints, from time to time, we are a party to claims and legal proceedings in the ordinary course of business. In our opinion, the results of such claims and legal proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

11.      TRANSACTIONS WITH RELATED PARTIES:

         We have been the sole tenant of an administrative office building in Commack, New York which was leased from a partnership owned by certain of our shareholders. For each of the 2003, 2002 and 2001 fiscal years, the annual rent paid pursuant to the sublease was $0.3 million. We were advised by a real estate broker that, at the time we renewed the lease for the facility, our rent is comparable to the rent that would be charged by an unaffiliated third party. Our obligation for the remainder of the lease term, which would have expired in 2011, will be terminated upon the sale of the building by the partnership in April 2004.

         On  April  5,  2001,   we  loaned  $3.23  million  to  certain  of  our
         shareholders, including: Mario Sbarro, $1.08 million, Joseph Sbarro, $1.24 million and Anthony Sbarro, $0.87 million. The due dates of the related notes were extended on April 6, 2003 to April 6, 2005, and bear interest at the rate of 4.63%, payable annually.

         On December 28, 2001, we loaned $2.8 million to our shareholders, including: Mario Sbarro, $0.60 million, Joseph Sbarro, $0.70 million, Anthony Sbarro, $0.49 million, and the Trust of Carmela Sbarro, $0.99 million. The related notes are payable on December 28, 2004, and bear interest at the rate of 2.48%, payable annually.

                          SBARRO, INC. AND SUBSIDIARIES

         In March 2004, we extended a loan of $40,000 to Gennaro A. Sbarro, Corporate Vice President and President of our Franchising and Licensing Division, to March 28, 2010. The note is repayable at approximately $5,000 per year, including interest at 2.69% per annum, with a balloon payment due at the maturity date.

         Anthony Missano, Corporate Vice President and President of Business Development , entered into a note dated June 15, 2003 in our favor in the amount of $89,687, The note is repayable at approximately $10,000 per year, including interest at 2.96% per annum, with a balloon payment due on June 30, 2010. The note is for the payment of royalties due us for 2001 and 2000 from a former franchisee that was owned by Mr. Missano's wife, the daughter of Joseph Sbarro. The current balance owed on the notes is $84,687.

         The interest rates charged on all the related party loans included above approximate the Applicable Federal Rate (AFR) published by the Internal Revenue Service at the time of the loan. Interest income from related parties was $222,577, $220,666 and $270,382 in the 2003, 2002
         and 2001 fiscal years, respectively.

         A member of our Board of Directors acts as a consultant to us for which he received $0.3 million in each of the 2003, 2002, and 2001 fiscal years.

         A member of our Board of Directors assisted one of our other concepts in the preparation of its initial Uniform Franchise Offering Circular in fiscal 2002 for which the fee was $20,000.

         We and our other concepts have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro for which we and our other concepts paid, in the aggregate, $340,000, $422,000 and $487,000 in fiscal 2003, 2002 and 2001, respectively.

         Companies owned by a son of Anthony Sbarro are parties to franchise agreements with us containing terms similar to those in agreements entered into by us with unrelated franchises. Royalties under these agreements in fiscal 2003, 2002 and 2001 were $89,946, $91,551 and $88,008, respectively.

         As of July 14, 2002, we sold the assets of a Sbarro-owned location that we intended to close to a corporation whose shareholder is the brother-in-law of our Chairman of the Board and President for $88,900. The sales price resulted in a loss of approximately $64,000 that is included in the provision for restaurant closings in the statement of operations. At the same time, that corporation entered into a franchise agreement containing terms similar to those in agreements entered into by us with unrelated franchisees. We received promissory notes for each of the purchase price and initial franchise fee that are payable over seven years and bear interest on the unpaid principal balances at 7% per annum. The current amount owed under the promissory notes of $119,209 has been fully reserved as of December 28, 2003. In addition, in 2002 we subleased the lease for this location to that franchisee. Payments under the sublease are being made directly to the landlord by the franchisee. Interest payments received relating to the promissory notes was $4,067 in fiscal 2003 and $-0- in fiscal 2002. Royalties

                          SBARRO, INC. AND SUBSIDIARIES
         paid under this arrangement in fiscal 2003 were $3,303 and $6,723 in fiscal 2002 but royalties of approximately $17,700 were not included in the fiscal 2003 statement of operations as they were not collected during the fiscal year. The royalties and interest payments noted above were collected in the beginning of fiscal 2003.

         On March 3, 2003, a company in which Gennaro J. Sbarro, then our Corporate Vice President and President of our Casual and Fine Dining Division and the son of Joseph Sbarro, has a 50% interest (the other 50% is owned by an unaffiliated third party) entered into a franchise agreement and a sublease with us for a new location. The lease for the location had been entered into in September 2002 by one of our subsidiaries. Subsequent to that date, we determined that the economics of the location would be better suited for a franchise operator and, as such, we entered into the franchise agreement and subleased the premises to this franchisee. Payments under the sublease will be made directly to the landlord by the franchisee. The franchise agreement is on terms and conditions similar to those in other franchise arrangements we have entered into in similar situations with unrelated third parties. The franchise agreement provides for the payment of 5% of the location's sales as a continuing royalty but does not provide for any initial franchise fee. Future minimum rental payments under the lease for this location over the term of the lease, which expires in 2018, aggregate approximately $2.4 million. Mr. Sbarro issued a note in our favor for $54,538, that is repayable in eighteen equal monthly installments of $3,030 which commenced in November 2002 with no interest, to reimburse Sbarro for costs advanced by Sbarro in connection with the franchise location. The balance on the note as of December 28, 2003 is $48,478. The location is expected to open in the first quarter of fiscal 2004. As of October 31, 2003, Gennaro J. Sbarro resigned from his positions as Corporate Vice - President and President of our Casual and Fine Dining division. A corporation owned by Mr. Sbarro entered into an eighteen month agreement with us to provide consulting services to our quick service and casual dining division for $22,500 per month and the reimbursement for customary and usual expenses that may be incurred.

         In October 2003, we sold the assets of three Sbarro-owned locations separately to entities owned separately by each of three other of Anthony Sbarro's sons. Two of the locations, which had no remaining book value, were transferred for no consideration while the third was sold for $0.3 million, that was paid in full, and resulted in a gain to Sbarro of approximately $0.1 million. Two of the locations were marginally profitable in fiscal 2002 while the third had a small loss during that period. In connection with the sale of the locations, the employment of these individuals with Sbarro was terminated and we have included a charge for their total severance pay of approximately $60,000 in our results of operations for fiscal 2003. The franchise agreements are on terms and conditions similar to those other franchise arrangements we have entered into in similar situation with unrelated third parties. The agreements provide for the payment of 5% of the location's sales as a continuing royalty but does not provide for any initial franchise fee. Royalties of approximately $16,400 have been included in the fiscal 2003 results of operations but are

                          SBARRO, INC. AND SUBSIDIARIES
         unpaid to date. In addition, we subleased two of the locations to two of the franchisees. The third location is on a month-to-month basis and any new lease entered into by the franchisee will not be guaranteed or subleased by Sbarro. Payments under the subleases are being made directly to the landlord by the franchisees. Future minimum rental payments over the terms of the leases under the leases for the two locations being subleased, which expire in 2006 and 2016, aggregate approximately $2.0 million.

         In January 2004, one of Mario Sbarro's daughters, resigned from her position as Manager of Administration - Construction. A corporation owned by her entered into a one year agreement to provide consulting services related to construction matters to us for a series of monthly payments totaling $100,000.

         In addition to the compensation of Mario, Anthony, Joseph, Gennaro A. Sbarro and Anthony J. Missano:

         o Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of Sbarro and serves as Vice President and a director, received $100,000 from us for services rendered during fiscal 2003; and

         o Carmela N. Merendino, a daughter of Mario Sbarro, who serves as Vice President - Administration, earned $206,129 during fiscal 2003.

         o Other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro who are our employees, earned an aggregate of $621,751 during fiscal 2003.


12.      PROVISION FOR ASSET IMPAIRMENT, RESTAURANT CLOSINGS AND OTHER CHARGES:


         The provisions for asset impairment, restaurant closings and other charges consists of the following:

                                       2003             2002            2001
                                       ----             ----            ----

 Impairment of assets (see Note 5)         $4.1             $0.4            $5.5
 Restaurant closings                        2.0              8.8            11.7
 Other charges                              -                -               1.0
                                           ----             ----           -----
 Total                                     $6.1             $9.2           $18.2
                                           ====             ====           =====


         The year-end accrual for the provison for restaurant closings and other charges wre $1.0 million, $1.5 million and $1.5 million as of December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

13.      DIVIDENDS:

         We declared distributions to our shareholders pursuant to the tax payment agreement described in Note 8 as follows:

         o $1.8 million with respect to our taxable income for fiscal 2002, of which $1.1 million was paid in 2003 and $0.7 million was paid in February 2004;

         o $3.1 million with respect to our taxable income for fiscal 2001 that was paid in 2002; and

         o $7.6 million with respect to our taxable income for fiscal 2000 that was paid in 2001.

         In addition, there was a $5.0 million dividend paid to our shareholders in fiscal 2001.

                          SBARRO, INC. AND SUBSIDIARIES

14.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                         FIRST           SECOND            THIRD           FOURTH
                                         QUARTER         QUARTER           QUARTER          QUARTER
                                         -------         -------           -------          -------
                                                               (IN THOUSANDS)

         FISCAL YEAR 2003
         ----------------
         Revenues (a)                     $93,115          $72,043           $75,778         $91,388(a)
         Gross profit (b)                  69,205           54,002            56,408          67,647
         Net (loss) income (a)(c)         (10,490)          (5,212)           (7,954)          6,426

         FISCAL YEAR 2002
         ----------------
         Revenues                        $105,206          $79,332           $81,886         $93,956
         Gross profit (b)                  80,761           60,833            62,996          73,023
         Net (loss) income (c)             (2,421)          (3,337)            8,646           1,893

         (a) Revenues and net income for the fourth quarter of 2003 include approximately $0.7 million and $0.4 million of vendor rebates that should have been recorded during fiscal 2002 and in the first two quarters of fiscal 2003, respectively. However, during 2003 we received new infomrlaiton regarding those rebates and, as a result, were able to apply better judgment in their recording.

         (b) Gross profit represents the difference between restaurant sales and the cost of food and paper products.

         (c) See Note 12 for information regarding the provision for asset impairment of property and equipment, restaurant closings and other charges in 2003 and 2002. We recorded impairments of approximately $3.0 million and $1.1 million in the third and fourth quarter of fiscal 2003, respectively. See Note 4 for information regarding an insurance recovery in the third quarter of fiscal 2002.

16.      GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS:

         Certain subsidiaries have guaranteed amounts outstanding under our senior notes and new line of credit. Each of the guaranteeing subsidiaries is our direct or indirect wholly owned subsidiary and each has fully and unconditionally guaranteed the senior notes on a joint and several basis.

         The following condensed consolidating financial information presents:

         (1) Condensed consolidating balance sheets as of December 28, 2003 and December 29, 2002 and related statements of operations and cash flows for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

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

                          SBARRO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 28, 2003

                                 (IN THOUSANDS)

                                     ASSETS



                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                             PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                             ------      ------------     ------------    ------------       -----

Current assets:
   Cash and cash equivalents                    $49,515       $5,595           $1,299                         $56,409
   Restricted cash for untendered shares             21            -                -                              21
   Receivables less allowance for
     doubtful accounts of $488:
     Franchise                                    1,700            -                -                           1,700
     Other                                        (191)          966              396                           1,171
                                                  -----          ---              ---                           -----
                                                  1,509          966              396                           2,871

   Inventories                                    1,177        1,387              143                           2,707
   Prepaid expenses                               4,018         (227)              53                           3,844
   Current portion of loans receivable
       from officers                              2,810            -                -                           2,810
                                                  -----     --------         --------                           -----
     Total current assets                        59,050        7,721            1,891                          68,662

Intercompany receivables                          6,697      317,237                -       $(323,934)              -

Investment in subsidiaries                       65,469            -                -         (65,469)              -

Property and equipment, net                      36,189       55,706            4,709                          96,604

Intercompany receivables - long term

Intangible assets:
   Trademarks, net                              195,916            -                -               -         195,916
   Goodwill, net                                  9,204            -                -               -           9,204
   Deferred financing costs and other,            5,369          233                -            (120)          5,482
     net

   Loans receivable from officers less
     current portion                              3,347            -                -               -           3,347

   Other assets                                   7,034        1,822             (212)         (1,030)          7,614
                                                  -----        -----             -----         -------          -----
                                               $388,275     $382,719           $6,388       $(390,553)       $386,829
                                               ========     ========           ======       ==========       ========

                          SBARRO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 28, 2003

                                 (IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                           GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                             ------      ------------    ------------    ------------        -----

Current liabilities:
   Amounts due for untendered shares              $21                                                            $21
   Accounts payable                            11,859             129            419           1,327          13,734
   Accrued expenses                            15,521           1,447          1,806                          18,774
   Accrued interest payable                     8,181               -              -              -            8,181
   Current portion of mortgage payable              -             168              -              -              168
                                              -------          ------        -------       ---------         -------
     Total current liabilities                 35,582           1,744          2,225           1,327          40,878
                                               ------           -----          -----           -----          ------

Intercompany payables                         317,236           2,958          3,740        (323,934)              -
                                              -------          ------        -------       ---------         -------

Deferred rent                                   8,009               -            702               -           8,711
                                              -------          ------        -------       ---------         -------

Long-term debt, net of
   original issue discount                    252,827          15,325              -               -         268,152
                                              -------          ------        -------       ---------         -------

Intercompany payables - long term

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; none
     issued                                         -               -              -               -               -
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               -              -               -              71
   Additional paid-in capital                      10          65,469          2,477        (67,946)              10
   Retained earnings (deficit)               (225,460)        297,223         (2,756)              -          69,007
                                             ---------        -------         -------       --------          ------

                                             (225,379)        362,692           (279)       (67,946)          69,088
                                             ---------        -------         -------       --------          ------

                                             $388,275        $382,719         $6,388      $(390,553)        $386,829
                                             ========        ========         ======      ==========        ========


                          SBARRO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 29, 2002

                                 (IN THOUSANDS)

                                     ASSETS

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Current assets:
   Cash and cash equivalents                  $47,636          $6,539           $975                          $55,150
   Restricted cash for untendered
      shares                                       21               -              -                               21
   Receivables less allowance for
      doubtful accounts of $491:
      Franchise                                 2,059                              -                            2,059
      Other                                        69           1,088             87                            1,244
                                              -------         -------         ------                         --------
                                                2,128           1,088             87                            3,303

   Inventories                                  1,417           1,725            143                            3,285
   Prepaid expenses                             2,677            (342)            27                            2,362
   Current portion of loans receivable
      from officers                             3,232               -              -                            3,232
                                              -------         -------        -------                        ---------
     Total current assets                      57,111           9,010          1,232                           67,353

Intercompany receivables                        5,197         313,877              -        $(319,074)              -

Investment in subsidiaries                     65,469               -              -          (65,469)              -

Property and equipment, net                    42,762          65,726          6,593                -         115,081

Intercompany receivables - long term            3,308               -              -           (3,308)              -

Intangible assets:
   Trademarks, net                            195,916               -              -                -         195,916
   Goodwill, net                                9,324               -              -             (120)          9,204
   Deferred financing costs and other,
      net                                       6,361             271              -                -           6,632

   Loans receivable from officers,
      less current portion                      2,800               -              -                -           2,800

   Other assets                                 8,742           1,705           (303)          (2,357)          7,787
                                             --------        --------         -------          -------       --------
                                             $396,990        $390,589         $7,522        $(390,328)       $404,773
                                             ========        ========         ======        ==========       ========

                          SBARRO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 29, 2002

                                 (IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Current liabilities:
   Amounts due for untendered shares              $21                                                             $21
   Accounts payable                             9,503            $212           $564                           10,279
   Accrued expenses                            17,887           1,560          2,176                           21,623
   Accrued interest payable                     8,181               -              -                            8,181
   Current portion of
      mortgage payable                              -             154              -                              154
                                              -------       ---------          -----        ----------       --------
     Total current liabilities                 35,592           1,926          2,740                           40,258
                                               ------           -----          -----                           ------

Intercompany payables                         313,877               -          5,197        $(319,074)              -
                                              -------       ---------          -----        ----------       --------

Deferred rent                                   7,793               -            681                -           8,474
                                              -------       ---------          -----        ----------       --------

Long-term debt, net of original issue
   discount                                   252,449          15,492              -                  -       267,941
                                              -------       ---------          -----        ----------       --------

Intercompany payables - long term                   -           3,308              -           (3,308)              -
                                              -------       ---------          -----        ----------       --------

Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; None
     issued                                         -               -              -                -               -
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               -              -                -              71
   Additional paid-in capital                      10          65,469          2,477          (67,946)             10
   Retained earnings (deficit)               (212,802)        304,394         (3,573)               -          88,019
                                           -----------      ---------      ----------    ------------       ---------

                                             (212,721)        369,863         (1,096)         (67,946)         88,100
                                           -----------      ---------    ------------        ---------       --------

                                             $396,990        $390,589         $7,522        $(390,328)       $404,773
                                             ========        ========         ======        ==========       ========


                          SBARRO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF OPERATIONS

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003
                                 (IN THOUSANDS)


                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----
Revenues:

   Restaurant sales                          $135,295       $164,535          $14,878                        $314,708
   Franchise related income                    10,868              -                -                          10,868
   Real estate and other                        4,077          2,586               85                           6,748
   Intercompany charges                        10,728              -                -         (10,728)              -
                                               ------    -----------      -----------         --------    -----------
       Total revenues                         160,968        167,121           14,963         (10,728)        332,324
                                              -------        -------           ------         --------        -------

Costs and expenses:
   Restaurant operating expenses:
     Cost of food and paper products           27,402         36,116            3,928               -          67,446
     Payroll and other employee
       benefits                                36,474         48,155            4,985               -          89,614
     Other operating costs                     49,196         57,282            3,975               -         110,453
     Depreciation and amortization              8,801          9,899            1,012               -          19,712
     General and administrative                15,212         10,418             (179)              -          25,451
     Asset impairment, restaurant
       closings and other charges               5,647              -              426               -           6,073
     Intercompany charges                           -         10,728                -         (10,728)              -
                                              -------        -------           ------         --------        -------
       Total costs and expenses               142,732        172,598           14,147         (10,728)        318,749
                                              -------        -------           ------         --------        -------

Operating income (loss)                        18,236         (5,477)             816               -          13,575
                                               ------         -------             ---               -          ------

Other (expense) income:
   Interest expense                           (29,693)        (1,346)               -               -         (31,039)
   Interest income                                694              -                -               -             694
   Equity in net income of
     unconsolidated affiliates                    425              -                -               -             425
                                              -------        -------           ------         --------        -------

Net other expense                             (28,574)        (1,346)               -               -         (29,920)
                                              -------        -------           ------         --------        -------

(Loss) income before minority interest        (10,338)        (6,823)             816               -         (16,345)
Minority interest                                   -              -              (41)              -             (41)
                                              -------        -------           ------         --------        -------
(Loss) income before income taxes
   (credit)                                   (10,338)        (6,823)             775               -         (16,386)
Income taxes (credit)                             536            348              (40)              -             844
                                              -------        -------           ------         --------        -------

Net (loss) income                            $(10,874)       $(7,171)            $815         $     -        $(17,230)
                                             =========       ========            ====         =======        =========

                          SBARRO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF OPERATIONS

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002
                                 (IN THOUSANDS)

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----
Revenues:

   Restaurant sales                          $144,394        $177,728        $23,084                         $345,206
   Franchise related income                    10,070               -              -                           10,070
   Real estate and other                        1,605           3,499              -                            5,104
   Intercompany charges                             -          15,275              -         $(15,275)              -
                                             --------        --------       --------        ----------        -------
       Total revenues                         156,069         196,502         23,084          (15,275)        360,380
                                             --------        --------       --------        ----------        -------

Costs and expenses:
   Restaurant operating expenses:
     Cost of food and paper products           26,596          34,592          6,405                -          67,593
     Payroll and other employee
       benefits                                37,996          50,005          8,287                -          96,288
     Other operating costs                     48,242          59,207          7,443                -         114,892
     Depreciation and amortization              9,133          10,290          1,260                -          20,683
     General and administrative                11,203          12,286            471                -          23,960
     Provision for asset impairment,
       restaurant closings and other
       charges (1)                             12,850               -         (3,654)               -           9,196
     Intercompany charges                      15,275               -              -          (15,275)              -
                                             --------        --------       --------        ---------         -------
       Total costs and expenses               161,295         166,380         20,212          (15,275)        332,612
                                             --------        --------       --------        ---------         -------


Operating (loss) income                        (5,226)         30,122          2,872                -          27,768
                                             --------        --------       --------        ---------         -------

Other (expense) income:
   Interest expense                           (29,600)         (1,359)             -                -         (30,959)
   Interest income                                528               -              -                -             528
   Equity in net income of
     unconsolidated affiliates                    668               -              -                -             668
   Insurance recovery, net                      7,162               -              -                -           7,162
                                             --------        --------       --------        ---------         -------
   Net other expense                          (21,242)         (1,359)             -                -         (22,601)
                                             ---------       --------       --------        ---------         -------
(Loss) income before minority interest        (26,468)         28,763          2,872                -           5,167
Minority interest                                   -               -            (52)               -             (52)
                                             --------        --------       --------        ---------         -------
(Loss) income before income taxes
(credit)                                      (26,468)         28,763          2,820                            5,115
Income taxes (credit)                          (1,629)          1,773            190                -             334
                                             ---------       --------       --------        ---------         -------

Net (loss)  income                           $(24,839)        $26,990         $2,630        $       -         $4,781
                                             =========        =======         ======        =========         ======


(1) Income included in Nonguarantor Subsidiaries for the provision for asset impairment, restaurant closings and other charges represents uncollectibility of amounts due to the Parent of $8.2 million, which is eliminated in consolidation.

                          SBARRO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001
                                 (IN THOUSANDS)

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Revenues:
   Restaurant sales                          $155,310        $189,731        $27,632                         $372,673
   Franchise related income                    10,286               -              -                           10,286
   Real estate and other                        3,078           3,548              -       $     (870)          5,756
   Intercompany charges                             -          13,020              -          (13,020)               -
                                             --------          ------       ---------       ---------        ---------
       Total revenues                         168,674         206,299         27,632          (13,890)        388,715
                                             --------         -------       ---------       ---------        ---------

Costs and expenses:
   Restaurant operating expenses:
     Cost of food and paper products           27,900          39,173          7,541                -          74,614
     Payroll and other employee
       benefits                                41,287          53,185          9,356                -         103,828
     Other operating costs                     46,619          60,197          9,765                -         116,581
     Depreciation and amortization             16,025          12,844          1,506                -          30,375
     General and administrative                14,161          15,618            563             (870)         29,472
     Provision for asset impairment,
       restaurant closings and other
       charges (1)                             21,310                         (3,086)               -          18,224
     Intercompany charges                      13,020                -             -          (13,020)                -
                                             --------          ------       ---------       ---------        ---------
       Total costs and expenses               180,322         181,017         25,645          (13,890)        373,094
                                             --------          ------       ---------       ---------        ---------

   Operating (loss) income                    (11,648)         25,282          1,987                -          15,621
                                             --------          ------       ---------       ---------        ---------

   Other (expense) income:
     Interest expense                         (29,581)         (1,369)        (1,903)           1,903         (30,950)
     Interest income                            2,659               -              -           (1,903)            756
     Equity in net income of
       unconsolidated affiliates                  310               -              -                -             310
                                             --------          ------       ---------       ---------        ---------

   Net other expense                          (26,612)         (1,369)        (1,903)               -         (29,884)
                                             --------          ------       ---------       ---------        ---------
   (Loss) income before minority
     interest                                 (38,260)         23,913             84                -         (14,263)
   Minority interest                                -               -             (1)               -              (1)
                                             --------          ------       ---------       ---------        ---------
   (Loss) income before income taxes
     (credit)                                 (38,260)         23,913             83                          (14,264)
                                             ---------         ------       --------                          --------

   Income taxes (credit)                         (288)            586             27                -            (325)
                                             ---------         ------       --------        ---------            -----

   Net (loss) income                         $(37,972)        $23,327            $56        $       -      $  (14,589)
                                             =========        =======            ===        =========      ===========


(1) Income included in Nonguarantor Subsidiaries for the provision for asset impairment, restaurant closings and other charges represents uncollectibility of amounts due to the Parent of $13.7 million, which is eliminated in consolidation.

                          SBARRO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003

                                 (IN THOUSANDS)


                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
Operating activities:                       PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
---------------------                       ------       ------------     ------------    ------------       -----

Net (loss) income                            $(10,874)       $(7,171)            $815                        $(17,230)
Adjustments to reconcile net (loss)
   income to net cash (used in) provided
   by operating activities:
     Depreciation and amortization             10,211         10,029            1,009                          21,249
     Allowance for doubtful accounts
       receivable                                 435              -                -                             435
     Asset impairment, restaurant
       closings and other charges               4,199          1,452              422                           6,073
     Increase in deferred rent, net               200              -               42                             242
     Loss on sale of other concept, net
       asset impairment costs                       -              -               50                              50
     Minority interest                              -              -               41                              41
     Equity in net income of
       unconsolidated affiliates                 (425)             -                -                            (425)
     Dividends received from
       unconsolidated affiliates                  119              -                -                             119
     Changes in operating assets and
       liabilities:
     Decrease in receivables                       15            121               55                             191
     Decrease in inventories                      239            339                -                             578
     Increase in prepaid expenses                (185)           (41)             (27)                           (253)
     Decrease (increase) in other
       assets                                     816            (49)             194         $(1,327)           (366)
     Increase (decrease) in accounts
       payable and accrued expenses               764         (1,108)            (653)          1,327             330
                                                  ---         -------            -----          -----             ---
Net cash provided by operating
   activities                                   5,514          3,572            1,948               -          11,034
                                                -----          -----            -----               -          ------

Investing activities:
---------------------

Purchases of property and equipment            (5,849)        (2,485)            (187)              -          (8,521)
                                               -------        -------            -----          -----          -------

Net cash used in investing activities          (5,849)        (2,485)            (187)              -          (8,521)
                                               -------        -------            -----          -----          -------

                          SBARRO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003

                                 (IN THOUSANDS)



                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Financing activities:
---------------------
Mortgage principal repayments                       -           (154)               -               -            (154)
Tax distributions                              (1,100)             -                -               -          (1,100)
Intercompany balances                           3,314         (1,876)          (1,438)              -               -
                                                -----         -------          -------    -----------     -----------

Net cash (used in) provided by
   financing activities                         2,214         (2,030)          (1,438)              -          (1,254)
                                                -----         -------          -------              -          -------

Increase (decrease) in cash and cash
   equivalents                                  1,879           (943)             323               -           1,259
Cash and cash equivalents at beginning
   of year                                     47,636          6,539              975               -          55,150
                                               ------          -----              ---     -----------          ------

Cash and cash equivalents at end of
   year                                       $49,515         $5,596           $1,298               -         $56,409
                                              =======         ======           ======     ===========         =======

Supplemental disclosure of cash flow
   information:
Cash paid during the period for income
   taxes                                         $290            $85              $13           $   -            $388
                                                 ====            ===              ===           =====            ====

Cash paid during the period for
   interest                                   $28,192         $1,308            $   -           $   -         $29,400
                                              =======         ======            =====           =====         =======


                          SBARRO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002

                                 (IN THOUSANDS)

                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
Operating activities:                       PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
---------------------                       ------       ------------     ------------    ------------       -----

Net (loss) income                            $(24,839)       $26,990           $2,630                          $4,781
Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization             12,551          8,325            1,261                          22,137
     Allowance for doubtful accounts
       receivable                                 350              -                -               -             350
     Increase (decrease) in deferred
       rent, net                                  421           (135)             (74)                            212
     Asset impairment, restaurant
       closings and other charges               3,453              -            4,469                           7,922
     Minority  interest                             -              -               52                              52
     Equity in net income of
       unconsolidated affiliates                 (668)             -                -                            (668)
     Dividends received from
       unconsolidated affiliates                  311              -                -                             311
     Changes in operating assets and
       liabilities:
     Decrease (increase) in receivables         1,755           (475)              28                           1,308
     (Increase) decrease  in
       inventories                                 (4)            46              210                             252
     (Increase) decrease in prepaid
       expenses                                  (763)          (187)            (171)                         (1,121)
     (Increase) decrease in other
       assets                                    (438)           282             (273)                           (429)
     (Decrease) increase in accounts
       payable and accrued expenses            (2,475)         1,827           (1,886)          $(120)         (2,654)
                                               -------         -----           -------          ------         -------

Net cash (used in) provided by
   operating activities                       (10,346)        36,673            6,246            (120)         32,453
                                              --------        ------            -----         --------         ------

Investing activities:
---------------------
Purchases of property and equipment            (8,357)        (2,398)            (233)                        (10,988)
                                               -------        -------            -----                        --------

Net cash used in investing activities          (8,357)        (2,398)            (233)              -         (10,988)
                                              --------        ------            -----         --------        --------

                          SBARRO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002
                                 (IN THOUSANDS)


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
                                              =======         ======              ===             ===         =======

                          SBARRO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                                 (IN THOUSANDS)

                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----
Operating activities:
---------------------

Net (loss) income                          $  (37,972)       $23,327          $    56           $   -      $  (14,589)
Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities
     Depreciation and amortization             12,492         17,827            1,511               -          31,830
     Allowance for doubtful accounts
       receivable                                  61              -                -               -              61
     Increase in deferred rent, net               720           (258)             507               -             969
     Asset impairment, restaurant
       closings and other charges              20,914              -           (3,562)              -          17,352
     Minority interest                              -              -                1               -               1
     Equity in net income of
       unconsolidated affiliates                 (310)             -                -               -            (310)
     Dividends received from
       unconsolidated affiliates                  244              -                -               -             244
     Changes in operating assets and
       liabilities:
       Increase in receivables                   (359)          (243)             (12)              -            (614)
       Decrease (increase) in
         inventories                               16             (7)             (45)              -             (36)
       (Increase) decrease in
         prepaid expenses                      (1,202)           666              112               -            (424)
       (Increase) decrease in
         other assets                             340         (1,518)              43               -          (1,135)
       (Decrease) increase in accounts
         payable and accrued expenses          (2,438)         3,438              463               -           1,463
                                               ------         -------          -------        --------        --------
Net cash (used in) provided by
   operating activities                        (7,494)        43,232             (926)              -          34,812
                                               ------         -------          -------        --------        --------


Investing activities:
---------------------
Purchases of property and equipment            (9,651)        (7,947)          (4,930)              -         (22,528)
Proceeds from disposition of
Property and equipment                             75               -                -               -             75
                                               ------         -------          -------        --------        --------
Net cash used in investing activities          (9,576)        (7,947)          (4,930)               -        (22,453)
                                               -------        -------          -------        --------        --------

                          SBARRO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                                 (IN THOUSANDS)


                                                          GUARANTOR      NONGUARANTOR                     CONSOLIDATED
                                            PARENT       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                            ------       ------------    ------------     ------------       -----

Financing activities:
---------------------
Mortgage principal repayments                       -           (130)              -               -             (130)
Purchase of minority interest                  (1,000)             -               -               -           (1,000)
Loans to shareholders                          (6,732)             -               -               -           (6,732)
Repayment of shareholder loans                  2,700              -               -               -            2,700
Tax distributions                              (7,564)             -               -               -           (7,564)
Dividends                                      (5,000)             -               -               -           (5,000)
Intercompany balances                          27,377        (33,951)          6,574               -                -
                                             --------        --------        -------      -----------       ----------
Net cash provided by (used in)
   financing activities                         9,781        (34,081)          6,574               -          (17,726)
                                             --------        --------        -------      -----------         --------


(Decrease) increase in cash and cash
   equivalents                                 (7,289)         1,204             718               -           (5,367)
Cash and cash equivalents at beginning
   of period                                   36,963          4,232           1,124               -           42,319
                                             --------         -------         ------       ----------        --------

Cash and cash equivalents at end of
   period                                     $29,674         $5,436          $1,842       $       -          $36,952
                                              =======         ========        ======       ==========         =======


Supplemental disclosure of cash flow
   information:

Cash paid during the period for income
   taxes                                       $  562           $628        $      7        $       -          $1,197
                                               ======           ====        ========        =========          ======

Cash paid during the period for
   interest                                   $28,159         $1,332       $      -         $       -         $29,491
                                              =======         ======       =========        =========         =======


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
-------  ----------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None


ITEM 9A. CONTROLS AND PROCEDURES
-------  -----------------------

         Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of l934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, the Company's disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

         Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         Our directors and executive officers and their ages at March 5, 2004 are:

         NAME                     AGE                  POSITION
         ----                     ---                  --------
         Mario Sbarro              62      Chairman of the Board and Director
         Anthony Sbarro            57      Vice Chairman of the Board, Treasurer
                                               and Director
         Joseph Sbarro             63      Senior Executive Vice President,
                                               Secretary and Director
         Carmela Sbarro            82      Vice President and Director
         Michael O'Donnell         47      President, Chief Executive Officer
                                               and Director
         Peter  Beaudrault         49      President - Quick Service Division
                                               and Corporate Vice President
         Anthony J. Missano        45      President - Business Development and
                                               Corporate Vice President
         Gennaro A. Sbarro         37      President - Franchising and Licensing
                                               Division and Corporate Vice
                                               President
         Carmela N. Merendino      39      Vice President - Administration
         Anthony J. Puglisi        54      Vice President and Chief Financial
                                               Officer
         Steven B. Graham          50      Vice President and Controller
         Ashraf Kilada             40      Vice President - Risk Management and
                                               Benefits
         Harold L. Kestenbaum      54      Director
         Richard A. Mandell        61      Director
         Terry Vince               75      Director
         Bernard Zimmerman         71      Director

         MARIO SBARRO has been an officer, a director and a principal shareholder of Sbarro since its organization in 1977, serving as Chairman of our board of directors, and until September 2003, as our President and Chief Executive Officer, for more than the past five years.

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

         CARMELA SBARRO has been a Vice President for more than the past five years. Mrs. Sbarro was a founder of Sbarro, together with her late husband, Gennaro Sbarro. Mrs. Sbarro devotes a substantial portion of her time to recipe and product development. Mrs. Sbarro has been a director since January 1998. Mrs. Sbarro also served as a director from March 1985 until December 1988, following which she was elected director emeritus until her reelection to our board of directors.

         MICHAEL O'DONNELL joined us as President, Chief Executive Officer and was elected to our Board of Directors in September, 2003. Prior to his joining Sbarro, Mr. O'Donnell was an industry consultant from January 2003 and for more than five years prior to that was the President and Chief Executive Officer of New Concepts at Outback Steakhouse Inc., a restaurant chain. Mr. O'Donnell is a director of Champps Entertainment and Boston Inner City Schools

         PETER BEAUDRAULT was elected Corporate Vice President and President of our Quick Service Division in March 2004. Prior to joining Sbarro, Mr. Beaudrault was an industry consultant from January 2003 and for more than five years prior to that was the President and Chief Executive Officer of the Hard Rock Cafe International, a restaurant chain.

         ANTHONY J. MISSANO was elected President of Business Development in March 2004. He has been a Corporate Vice President for more than the past five years and served as President of our Quick Service Division from January 2000 until March 2004..

         GENNARO A. SBARRO has been a Corporate Vice President for more than the past five years and was elected President of our Franchising and Licensing Division in January 2000.

         CARMELA N. MERENDINO has been Vice President - Administration for more than the past five years.

         ANTHONY J. PUGLISI joined us as Vice President-Chief Financial Officer in February 2004. Prior to joining Sbarro, Mr. Puglisi was the Vice President and Chief Financial Officer of Langer, Inc., a provider of products used to treat muscle - skeletal disorders, from April 2002 to February 2004. Mr. Puglisi was Senior Vice President and Chief Financial Officer of Netrex Corporation, from September 2000 to October 2001 and Executive Vice President and Chief Financial Officer of Olsten Corporation, a provider of staffing and home health care services, from 1993 to March 2000. Mr. Puglisi has been a certified public accountant in New York for over twenty-five years.

         ASHRAF KILADA was elected Vice President - Risk Management and Benefits in January 2002. Mr. Kilada served as our director of Risk Management and Benefits for more than the past five years.

         STEVEN B. GRAHAM was elected Vice President in January 2000 and has served as our Controller for more than the past five years. Mr. Graham has been a certified public accountant in New York for over twenty-five years.

         HAROLD L. KESTENBAUM has been a practicing attorney in New York for more than the past five years. He became a director of Sbarro in March 1985. Mr. Kestenbaum is also a director of Rezconnect Technologies, Inc. and UFSI, Inc.

         RICHARD A. MANDELL has been a private investor and financial consultant since April 1998. Prior to that date, he was Vice President - Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, from January 1996 until February 1998. From 1982 until June 1995, Mr. Mandell served as a Managing Director of Prudential Securities Incorporated, an investment banking firm. He became a director of Sbarro in March 1986. Mr. Mandell is also a director of Encore Capital Group, Inc. and Smith & Wollensky Restaurant

Group, Inc. Mr. Mandell has been a certified public accountant in New York for more than the past thirty years.

         TERRY VINCE has been Chairman of the Board and President of Sovereign Hotels, Inc., a company that owns and manages hotels, and Chairman of the Board of Fame Corp., a food service management company, for more than the past five years. Mr. Vince became a director of Sbarro in December 1988.

         BERNARD ZIMMERMAN has been President of Bernard Zimmerman & Co., Inc. a financial and management consulting firm, for more than the past five years. In addition, since July 2003, Mr. Zimmerman has been the President and Chief Executive Officer and a director of FCCC, Inc., a company engaged in seeking business combinations, mergers and/or acquisitions. Mr. Zimmerman has been a certified public accountant in New York for more than the past thirty-five years. He became a director of Sbarro in March 1985.

         Our by-laws provide that the minimum number of directors that can constitute our board is six and the maximum number of directors that can constitute our board is twelve.

         Our officers are elected annually by the board of directors and hold their respective offices until their successors are duly elected and qualified. Officers may be removed at any time by the board.

         Mario, Anthony and Joseph Sbarro are the sons of Carmela Sbarro. Carmela N. Merendino is the daughter, and Gennaro A. Sbarro is the son, of Mario Sbarro. Anthony J. Missano is the son-in-law of Joseph Sbarro.

         Our board of directors has determined that Richard A. Mandell, Chairman of our Audit Committee, is the audit committee financial expert and is independent.

         During fiscal 2003, our officers, directors and shareholders were not required to file reports under Section 16(a) of the Securities Exchange Act of 1934.

         We have adopted a Code of Ethics that applies to, among others, our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. A copy of our Code of Ethics is filed as exhibit 14 to this report.

         We undertake to provide to any person, without charge, upon request, a copy of our Code of Ethics. If you wish a copy of our Code of Ethics, please write to our chief financial officer, Sbarro, Inc., 401 Broadhollow Road, Melville, New York 11747.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation of our chief executive officer and other five most highly compensated persons who were serving as executive officers at the end of our 2003 fiscal year for services in all capacities to us and our subsidiaries during our 2003, 2002 and 2001 fiscal years:

                                                                         ANNUAL
                                                                      COMPENSATION
NAME AND                                                              ------------
PRINCIPAL POSITION                                   YEAR        SALARY          BONUS
------------------                                   ----        ------          -----

Michael O'Donnell..............................      2003      $133,816            --
President, Chief Executive Officer (1)

Mario Sbarro...................................      2003      $700,000         $220,000
Chairman of the Board, President and                 2002       700,000            --
      Chief Executive Officer                        2001       700,000            --

Anthony Sbarro.................................      2003       400,000          220,000
Vice Chairman of the Board and Treasurer             2002       325,000            --
                                                     2001       300,000            --

Joseph Sbarro..................................      2003       400,000          250,000
Senior Executive Vice President and                  2002       325,000            --
     Secretary                                       2001       300,000            --

Anthony J. Missano.............................      2003       220,000            --
Corporate Vice President and President - Quick       2002       220,000          150,000
     Service Division                                2001       200,000          150,000

(1) Mr. O'Donnell joined us on September 8, 2003. See "Employment Agreements" below.

There was no other annual compensation, long-term compensation or other compensation awarded to, earned by or paid to any of the foregoing persons during any of the reported periods.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR.

         We did not grant any options to purchase our securities or any stock appreciation rights during fiscal 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END VALUES

         No options were exercised during fiscal 2003 and no options were outstanding at the end of fiscal 2003.

COMPENSATION OF DIRECTORS

         Each of our non-employee directors currently receive a retainer at the rate of $16,000 per annum, $1,000 for each meeting of the Board attended and $500 for each meeting attended of a committee of the board on which the member serves if the meeting is not held on the same day as a meeting of the board. Members of the board also are reimbursed for reasonable travel expenses incurred in attending board and committee meetings.

EMPLOYMENT AGREEMENT

         On September 8, 2003, we entered into an employment agreement with Michael O'Donnell, our current President and Chief Executive Officer, for a term ending on December 31, 2006, subject to earlier termination by us or Mr.
O'Donnell following specified notice. The agreement provides, among other things, for an annual salary of $450,000; subject to increase at the discretion of our board of directors, an annual performance bonus beginning in 2004 to be based upon the achievement of increases in EBITDA, as defined, and other objectives to be set forth in business plans and budgets approved from time to time by our board, which bonus, for the year ending December 31, 2004, will not be less than $112,500; $1,000,000 of life insurance; the reimbursement of Mr. O'Donnell for certain relocation, travel and housing expenses incurred; and a special incentive award. The special incentive award is designed to reward Mr. O'Donnell for improvements in our adjusted EBITDA, cash position and long term debt position over the term of the agreement, vests upon termination of Mr. O'Donnell's employment, is reduced in the event of early termination of employment and, when earned, is payable, with interest, in twelve equal quarterly installments. Alternatively, in the event of a public offering of our common stock, a change in control of Sbarro, including by merger, sale of stock or sale of assets, or a liquidation or dissolution of Sbarro, the special incentive award will be based on the per share proceeds received by our shareholders in excess of a threshold amount. The agreement also provides for severance pay in the event of early termination by us without "cause" (as defined) or by Mr. O'Donnell for "good reason" (as defined).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         Our board of directors does not presently have a Compensation Committee. Decisions regarding the compensation of executive officers are being made by the Board of Directors. Accordingly, Mario Sbarro, Anthony Sbarro and Joseph Sbarro, executive officers, directors and employees, may participate in deliberations of our board concerning executive officer compensation.

         Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman, a director of Sbarro, is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of $315,200 for services rendered during our 2003 fiscal year.

         See Item 13, "Certain Relationships and Related Transactions" in this report, for information concerning related party transactions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
          MANAGEMENT
          ----------

         The following table sets forth certain information regarding the ownership of shares of our common stock as of March 5, 2004 by (1) holders known to us to beneficially own more than five percent of our outstanding common stock, (2) each of our directors, (3) the persons named in the summary compensation tables in Item 11 of the report and (4) all of our directors and executive officers as a group. We understand that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

                                                                                  SHARES BENEFICIALLY OWNED
BENEFICIAL OWNER                                                                  NUMBER            PERCENT
----------------                                                                  ------            -------
Mario Sbarro (1).......................................................           1,524,730 (2)      21.5%
Anthony Sbarro (1).....................................................           1,233,800          17.5%
Joseph Sbarro (1)......................................................           1,756,022 (3)      24.8%
Trust of Carmela Sbarro (1)............................................           2,497,884 (4)      35.4%
Harold L. Kestenbaum...................................................                  --           --
Richard A. Mandell.....................................................                  --           --
Michael O'Donnell......................................................                  --           --
Terry Vince............................................................                  --           --
Bernard Zimmerman......................................................                  --           --
Anthony J. Missano.....................................................              25,946(5)        0.4%
All directors and executive officers as a group
    (16 persons) (6) ..................................................           7,038,382          99.6%

_____________________
(1) The business address of these stockholders is 401 Broadhollow Road, Melville, New York 11747.

(2) Excludes the 2,497,884 shares held by the Trust of Carmela Sbarro, of which trust Mario Sbarro serves as a co-trustee and as to which shares Mr. Sbarro may be deemed a beneficial owner with shared voting and dispositive power.

(3) Excludes 25,946 shares beneficially owned by each of Mr. Sbarro's son, Gennaro J. Sbarro, and daughter who is the wife of Anthony J. Missano.

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

(5) Includes 25,946 shares owned by Mr. Missano's wife. Mr. Missano disclaims beneficial ownership of these shares.

         We do not have any equity compensation plans, contracts or arrangements for employees or non-employees.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

         We have been the sole tenant of an administrative office building, which is leased from Sbarro Enterprises, L.P. The rent paid by us for this facility in fiscal 2003 was $0.3 million. We were advised by a real estate broker at the time we renewed the lease for this facility that our rent is comparable to the rent that would be charged by an unaffiliated third party. The limited partners of Sbarro Enterprises, L.P. are Mario, Joseph, Anthony and Carmela Sbarro. Our obligation for the remainder of the lease term, which is scheduled to expire in 2011, will be terminated upon the sale of the building by the partnership in April 2004.

         On April 5, 2001, we loaned $3.23 million to certain of our shareholders, including: Mario Sbarro, $1.08 million, Joseph Sbarro, $1.24 million and Anthony Sbarro, $0.87 million. The due date of the related notes were extended on April 6, 2003 to April 6, 2005, and bear interest at the rate of 4.63%, payable annually. After a loan repayment in March 2004, the current balance of these loans is $2.95 million.

         On December 28, 2001, we loaned $2.8 million to our shareholders, including: Mario Sbarro, $0.60 million, Joseph Sbarro, $0.70 million, Anthony Sbarro, $0.49 million, and the Trust of Carmela Sbarro, $0.99 million. The related notes are payable on December 28, 2004, and bear interest at the rate of 2.48%, payable annually. After a loan repayment in March 2004, the current balance of these loans is $2.58 million.

         In March 2004, we extended a loan of $40,000 to Gennaro A. Sbarro, Corporate Vice President and President of our Franchising and Licensing Division, to March 28, 2010. The note is repayable at approximately $5,000 per year, including interest at 2.69% per annum, with a balloon payment due at the maturity date.

         Anthony Missano, Corporate Vice President and President of Business Development , entered into a note dated June 15, 2003 in our favor in the amount of $89,687, The note is repayable at approximately $10,000 per year, including interest at 2.96% per annum, with a balloon payment due on June 30, 2010. The note is for the payment of royalties due us for 2001 and 2000 from a former franchisee that was owned by Mr. Missano's wife, the daughter of Joseph Sbarro. The current balance owed on the notes is $84,687.

         The interest rates charged on all the related party loans included above approximate the Applicable Federal Rate (AFR) published by the Internal Revenue Service at the time of the loan. Interest income from related parties was $222,577, $220,666 and $270,382 in the 2003, 2002 and 2001 fiscal years, respectively.

         Companies owned by a son of Anthony Sbarro paid royalties to us under franchise agreements containing terms similar to those in agreements entered into by us with unrelated franchisees. Royalties paid under these agreements in fiscal 2003 were $89,496. The related franchise agreement contains terms similar to those in agreements entered into by us with unrelated franchisees.

         A corporation whose shareholder is the brother-in-law of our Chairman of the entered into a franchise agreement with us at the time of the acquisition from us of the assets of a Sbarro owned restaurant in fiscal 2002 that contains terms similar to those in agreements entered into by us with unrelated franchisees. We received promissory notes for each of the purchase price and initial franchise fee that are payable over seven years and bear interest on the unpaid principal balances at

7% interest per annum. The current amount owed under the promissory notes of $119,209 has been fully reserved as of December 28, 2003. In addition, we subleased this location to that franchisee. Payments under the sublease are being made directly to the landlord by the franchisee. Interest payments received relating to the promissory notes was $4,067 in fiscal 2003. Royalties paid under this arrangement in fiscal 2003 were $3,303 but royalties of approximately $17,700 were not included in the statement of operations as they were not collected during the fiscal year. The royalties and interest payments noted above were collected in the beginning of fiscal 2003.

         On March 3, 2003, a company in which Gennaro J. Sbarro, then our Corporate Vice President and President of our Casual and Fine Dining Division and the son of Joseph Sbarro, has a 50% interest (the other 50% is owned by an unaffiliated third party) entered into a franchise agreement and a sublease with us for a new location. The lease for the location had been entered into in September 2002 by one of our subsidiaries. Subsequent to that date, we determined that the economics of the location would be better suited for a franchise operator and, as such, we entered into the franchise agreement and subleased the premises to this franchisee. Payments under the sublease will be made directly to the landlord by the franchisee. The franchise agreement is on terms and conditions similar to those in other franchise arrangements we have entered into in similar situations with unrelated third parties. The franchise agreement provides for the payment of 5% of the location's sales as a continuing royalty but does not provide for any initial franchise fee. Future minimum rental payments under the lease for this location over the term of the lease, which expires in 2018, aggregate approximately $2.4 million. Mr. Sbarro issued a note in our favor for $54,538, that is repayable in eighteen equal monthly installments of $3,030 which commenced in November 2002 with no interest, to reimburse Sbarro for costs advanced by Sbarro in connection with the franchise location. The balance on the note as of December 28, 2003 is $48,478. The location is expected to open in the first quarter of fiscal 2004. As of October 31, 2003, Gennaro J. Sbarro resigned from his positions as Corporate Vice - President and President of our Casual and Fine Dining division. A corporation owned by Mr. Sbarro entered into an eighteen month agreement with us to provide consulting services to our quick service and casual dining division for $22,500 per month and the reimbursement for customary and usual expenses that may be incurred.

         In October 2003, we sold the assets of three Sbarro-owned locations separately to entities owned separately by each of three other of Anthony Sbarro's sons. Two of the locations, which had no remaining book value, were transferred for no consideration while the third was sold for $0.3 million, that was paid in full, and resulted in a gain to Sbarro of approximately $0.1 million. Two of the locations were marginally profitable in fiscal 2002 while the third had a small loss during that period. In connection with the sale of the locations, the employment of the individuals with Sbarro was terminated and we have included a charge for their total severance pay of approximately $60,000 in our results of operations for fiscal 2003. The franchise agreements are on terms and conditions similar to those other franchise arrangements we have entered into in similar situation with unrelated third parties. The agreements provide for the payment of 5% of the location's sales as a continuing royalty but does not provide for any initial franchise fee. Royalties of approximately $16,400 have been included in the fiscal 2003 results of operations are unpaid to date and fully reserved in the financial statements. In addition, we subleased two of the locations to two of the franchisees. The third location is on a month-to-month basis and any new lease entered into by the franchisee will not be guaranteed or subleased by Sbarro. Payments under the subleases are being made directly to the landlord by the franchisees. Future minimum rental payments over the terms of the leases under the leases for the two locations being subleased which expire in 2006 and 2016, aggregate approximately $2.0 million.

         In January 2004, one of Mario Sbarro's daughters, resigned from her position as Manager of Administration - Construction. A corporation owned by her entered into a one year agreement to provide consulting services related to construction matters to us for a series of monthly payments totaling $100,000.

         We, our subsidiaries and our other concepts, in which we have an interest, have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro for which they paid, in the aggregate, $340,269 during fiscal 2003. Based on our experience with non-affiliated printers that provide similar services to us, we believe the services have been provided on terms comparable to those available from unrelated third parties.

         Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of $315,200 for services during our 2003 fiscal year. Mr. Zimmerman is a member of Board of Directors. We have been advised by Mr. Zimmerman that these fees were charged on a basis similar to those that Bernard Zimmerman & Company, Inc. charges to unrelated clients.

         In addition to the compensation of Mario, Anthony, Joseph, Gennaro A. and Gennaro J. Sbarro and Anthony J. Missano:

         o Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of Sbarro and serves as Vice President and a director, received $100,000 from us for services rendered during fiscal 2003; and

         o Carmela N. Merendino, a daughter of Mario Sbarro, who serves as Vice President - Administration, earned $206,129 during fiscal 2003.

         o Other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro who are our employees, earned an aggregate of $621,751 during fiscal 2003.

         TAX PAYMENT AGREEMENT

         We are taxed under the provisions of Subchapter S of the Internal Revenue Code, and, where applicable and permitted, under similar state and local income tax provisions, beginning in fiscal 2000. Therefore, we do not pay federal and state and local income taxes for periods for which we are treated as an S corporation. Rather, our shareholders include their pro-rata share of our taxable income on their individual income tax returns and thus are required to pay taxes with respect to their respective shares of our taxable income, whether or not it is distributed to them.

         We have entered into a tax payment agreement with our shareholders. The tax payment agreement permits us to make periodic tax distributions to our shareholders determined under a formula designed in amounts to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income was their pro-rata share of our taxable income and that income was taxed at the highest applicable federal and New York State marginal income tax rates. We may only make the tax distributions with respect to periods in which we are treated as an S corporation. We declared distributions to our shareholders, in accordance with the tax payment agreement of $1.8 million in 2003 with respect to fiscal 2002 earnings.

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------  --------------------------------------

Our principal accountants for each of the past two years has been BDO Seidman, LLP

AUDIT FEES:

The aggregate audit fees billed for each of the last two fiscal years for professional services rendered by our principal accountants for the audit of our annual financial statements included in our report on Form 10-K and review of our quarterly financial statements included in our Reports on Form 10-Q were $116,000 and $93,000 in fiscal 2003 and 2002, respectively.

AUDIT - RELATED FEES:

The aggregate fees billed in each of our last two fiscal years for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements not included in Audit Fees were $19,400 in fiscal 2003. The services included consultation on various new accounting pronouncements and their impact on us. We incurred no audit-related fees in fiscal 2002.

TAX FEES:

The aggregate fees billed in each of the last two fiscal years for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning were $64,550 and $54,300 in fiscal 2003 and 2002, respectively. These services included, in each fiscal year reported, a review of our corporate income and franchise tax returns, tax planning advice related to our tax returns and tax advice relating to contemplated corporate transactions.

ALL OTHER FEES:

Other than the fees described above, we have not incurred any fees for any services rendered by our principal accounting firm.

PRE - APPROVAL POLICIES AND PROCEDURES:

It is our policy that, before we engage our principal accountants for any audit or non - audit services, the engagement is approved by our audit committee. Our audit committee has delegated to Richard A. Mandell, its Chairman and an independent director, the authority to grant such pre-approvals during periods when the audit committee is not in session and a meeting cannot be readily convened. A decision by Mr. Mandell to pre-approve an audit or non-audit service must be presented to the full audit committee at its next scheduled meeting. All fees paid to and or billed by our principal accountants were approved in accordance with the policy described above beginning May 6, 2003.

                                     PART IV
                                     -------


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------  ----------------------------------------------------
          ON FORM 8-K
          -----------

(a) (1)   Consolidated Financial Statements

         The following consolidated financial statements of Sbarro, Inc. and the Report of Independent Auditors thereon are included in Item 8 above:

                                                                               Page
                                                                               ----

          Report of Independent Certified Public Accountants                  38 - 40

          Copy of Report of Independent Public Accountants (Arthur
          Andersen LLP)                                                          41

          Consolidated Balance Sheets at December 28, 2003 and December
          29, 2002                                                            42 - 43

          Consolidated  Statements of Operations for each of the fiscal
          years in the three-year period ended December 28, 2003                 44

          Consolidated Statements of Shareholders' Equity for each
          of the fiscal years in the three-year period ended
          December 28, 2003                                                      45

          Consolidated  Statements of Cash Flows for each of the
          fiscal years in the three-year period ended December 28, 2003       46 - 47

          Notes to Consolidated Financial Statements                          48 - 85

(a) (2)   Financial Statement Schedules

         The following financial statement schedule is filed as a part of this Report on Page S-3: Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended December 28, 2003 is filed on page S-3 of this report. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

(a) (3)   Exhibits

Exhibits:
---------

        *2.01 Agreement and Plan of Merger dated as of January 19, 1999 among Sbarro, Inc., Sbarro Merger LLC, a New York limited liability company, Mario Sbarro, Joseph Sbarro, Joseph Sbarro (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as trustees under that certain Trust Agreement dated April

                    28, 1984 for the benefit of Carmela Sbarro and her descendants. (Exhibit 2 to our Current Report on Form 8-K dated (date of earliest event reported) January 19, 1999, File No. 1-8881)

        *3.01(a) Restated Certificate of Incorporation of Sbarro, Inc. as filed with the Department of State of the State of New York on March 29, 1985. (Exhibit 3.01 to our Registration Statement on Form S-1, File No. 2-96807)

        *3.01(b) Certificate of Amendment to our Restated Certificate of Incorporation as filed with the Department of State of the State of New York on April 3, 1989. (Exhibit 3.01(b) to our Annual Report on Form 10-K for the year ended January 1, 1989, File No. 1-8881)

        *3.01(c) Certificate of Amendment to our Restated Certificate of Incorporation as filed with the Department of State of the State of New York on May 31, 1989. (Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ended April 23, 1989, File No. 1-8881)

        *3.01(d) Certificate of Amendment to our Restated Certificate of Incorporation as filed with the Department of State of the State of New York on June 1, 1990. (Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ended April 22, 1990, File No. 1-8881)

        *3.02 By-Laws of Sbarro, Inc., as amended. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-90817)

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

        *+10.02 Form of Indemnification Agreement between Sbarro, Inc. and each of its directors and officers. (Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-8881)

        *10.04 Tax Payment Agreement dated as of September 28, 1999 among Sbarro, Inc., Mario Sbarro, Joseph Sbarro, Joseph Sbarro
                    (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as Trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants

                    (Exhibit 10.6 to our Registration Statement on Form S-4, File No. 333-90817)

        *10.05(a)   Distribution Agreement dated January 1, 2003 between Sbarro,
                    Inc. and Vistar Corporation (confidential treatment has been
                    granted   with   respect   to  certain   portions   of  this
                    agreement).(Exhibit 10.05 of our Annual Report on Form 10-K for the years ended December 29, 2002 File No. 333-90817).

        10.05(b) Letter Agreement dated January 1, 2003 between Sbarro, Inc. and Vistar Corporation (confidential treatment has been requested with respect to certain portions of this letter agreement).

        *+10.06 Employment agreement, dated as of September 8, 2003 between Sbarro, Inc. and Michael O'Donnell. (Exhibit 99.01 to our Current Report on Form 8-K dated (date of earliest event reported) September 8, 2003, File No. 333-90817)

        12.01       Statement of computation of earnings to fixed charges

        14.01 Code of Ethics - For Executive Officers and Directors of Sbarro, Inc.

        *21.01 List of subsidiaries. (Exhibit 21.01 to our Annual Report on Form 10-K for the year ended January 2, 2000, File No. 333-90817)

        31.01 Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.02 Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.01       Certification  of Principal  Executive  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

        32.02 Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------
* Incorporated by reference to the document indicated.
+ Management contract or compensatory plan.

(b)       Reports on Form 8-K

          No Reports on Form 8-K were filed by us during the fourth quarter of our fiscal year ended December 28, 2003.

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

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2004.

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

SIGNATURE                        TITLE                            DATE
---------                        -----                            ----

/s/ MICHAEL O'DONNELL            President and Chief
---------------------            Executive Officer                March 29, 2004
Michael O'Donnell


/s/ ANTHONY J. PUGLISI           Vice President,                  March 29, 2004
----------------------           Chief Financial Officer
Anthony Puglisi                  And Principal Accounting
                                 Officer


/s/ MARIO SBARRO                 Director                         March 29, 2004
----------------
Mario Sbarro


/s/ JOSEPH SBARRO                Director                         March 29, 2004
-----------------
Joseph Sbarro


/s/ ANTHONY SBARRO               Director                         March 29, 2004
------------------
Anthony Sbarro


/s/ HAROLD L. KESTENBAUM         Director                         March 29, 2004
------------------------
Harold L. Kestenbaum


/s/  RICHARD A. MANDELL          Director                         March 29, 2004
-----------------------
Richard A. Mandell


/s/ CARMELA SBARRO               Director                         March 29, 2004
------------------
Carmela Sbarro

/s/ TERRY VINCE                  Director                         March 29, 2004
---------------
Terry Vince


/s/ BERNARD ZIMMERMAN            Director                         March 29, 2004
---------------------
Bernard Zimmerman

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
Sbarro, Inc.
Melville, New York



The audits referred to in our report dated March 5, 2004 relating to the consolidated financial statements of Sbarro, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audits of the accompanying financial statement schedule for the years ended December 28, 2003 and December 29, 2002. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth thereinfor the years ended Decmeber 28, 2003 and December 29, 2002.



/s/ BDO Seidman, LLP

New York, New York
March 5, 2004

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

SCHEDULE II
                          SBARRO, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                            FOR THE THREE YEARS ENDED

COLUMN A                               COLUMN B                 COLUMN C                 COLUMN D         COLUMN E
--------                               --------                 --------                 --------         --------
                                                               ADDITIONS
                                                               ---------
                                        Balance         Charged
                                          at               to          Charged to                        Balance at
                                       Beginning       Costs and         Other                             End of
Description                            of Period        Expenses        Accounts        Deductions         Period
-----------                            ---------        --------        --------        ----------         ------
December 28, 2003
-----------------

Allowance for doubtful
 accounts receivable                       $491             $435                           $(438) (1)        $488
                                           ====             ====                           ======            ====
Provision for store closings             $1,452           $2,030                            $787  (2)      $  987
                                         ======           ======                            ====           ======
                                                                                          $2,474  (3)
                                                                                           $(177) (4)
                                                                                            ====
                                                                                           $(877) (5)
                                                                                           ======
                                                                                           $(288)
                                                                                           ======

December 29, 2002
-----------------

Allowance for doubtful
  accounts receivable                      $175             $350                             $34  (1)       $ 491
                                           ====             ====                             ===            =====

Provision for store closings             $1,467           $8,689                          $1,333  (2)      $1,452
                                         ======           ======                          ======           ======

                                                                                          $7,413  (3)
                                                                                            $(42) (4)

December 30, 2001
-----------------

Allowance for doubtful
 accounts receivable                       $211          $    61                             $97  (1)        $175
                                           ====          =======                             ===             ====

Provision for store closings                $50           $1,881                            $464  (2)      $1,467
                                            ===           ======                            ====           ======


(1) Write off of  uncollectible  accounts.
(2) Payments to landlords and others for closed locations.
(3) Write off of property and equipment.
(4) Transfer of miscellaneous balances.
(5) Proceeds upon sale.
(6) Reversal of excess accrual.

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------

*2.01 Agreement and Plan of Merger dated as of January 19, 1999 among Sbarro, Inc., Sbarro Merger LLC, a New York limited liability company, Mario Sbarro, Joseph Sbarro, Joseph Sbarro (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants. (Exhibit 2 to our Current Report on Form 8-K dated (date of earliest event reported) January 19, 1999, File No. 1-8881)

*3.01(a) Restated Certificate of Incorporation of Sbarro, Inc. as filed with the Department of State of the State of New York on March 29, 1985. (Exhibit 3.01 to our Registration Statement on Form S-1, File No. 2-96807)

*3.01(b) Certificate of Amendment to our Restated Certificate of Incorporation as filed with the Department of State of the State of New York on April 3, 1989. (Exhibit 3.01(b) to our Annual Report on Form 10-K for the year ended January 1, 1989, File No. 1-8881)

*3.01(c) Certificate of Amendment to our Restated Certificate of Incorporation as filed with the Department of State of the State of New York on May 31, 1989. (Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ended April 23, 1989, File No. 1-8881)

*3.01(d) Certificate of Amendment to our Restated Certificate of Incorporation as filed with the Department of State of the State of New York on June 1, 1990. (Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ended April 22, 1990, File No. 1-8881)

*3.02       By-Laws  of  Sbarro,   Inc.,   as  amended.   (Exhibit  3.1  to  our
            Registration Statement on Form S-4, File No. 333-90817)

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

*+10.02 Form of Indemnification Agreement between Sbarro, Inc. and each of its directors and officers. (Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-8881)

*10.04 Tax Payment Agreement dated as of September 28, 1999 among Sbarro, Inc., Mario Sbarro, Joseph Sbarro, Joseph Sbarro (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as Trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants (Exhibit 10.6 to our Registration Statement on Form S-4, File No. 333-90817)

*10.05(a)   Distribution  Agreement dated January 1, 2003 between  Sbarro,  Inc.
            and Vistar Corporation (confidential treatment has been granted with respect to certain portions of this agreement).(Exhibit 10.05 of our Annual Report on Form 10-K for the years ended December 29, 2002
            File No. 333-90817).

10.05(b) Letter Agreement dated January 1, 2003 between Sbarro, Inc. and Vistar Corporation (confidential treatment has been requested with respect to certain portions of this letter agreement).

*+10.06 Employment agreement, dated as of September 8, 2003 between Sbarro, Inc. and Michael O'Donnell. (Exhibit 99.01 to our Current Report on Form 8-K dated (date of earliest event reported) September 8, 2003, File No. 333-90817)

12.02       Statement of computation of earnings to fixed charges

14.01       Code of Ethics - For  Executive  Officers  and  Directors of Sbarro,
            Inc.

*21.01 List of subsidiaries. (Exhibit 21.01 to our Annual Report on Form 10-K for the year ended January 2, 2000, File No. 333-90817)

31.01 Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02       Certification  of  Vice  President,   Chief  Financial  Officer  and
            Principal   Accounting  Officer  pursuant  to  Section  302  of  the
            Sarbanes-Oxley Act of 2002.

32.01 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02       Certification  of  Vice  President,   Chief  Financial  Officer  and
            Principal   Accounting  Officer  pursuant  to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.

--------------------------
* Incorporated by reference to the document indicated.
+ Management contract or compensatory plan.