Form 10-Q
period 2004-04-18
SBARRO INC
filed 2004-06-02
CIK 766004

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended April 18, 2004            Commission file number 333-90817


                                  SBARRO, INC.
             (Exact name of registrant as specified in its Charter)

       NEW YORK                                               11-2501939
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

401 Broad Hollow Road, Melville, New York                             11747-4714
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:               (631) 715-4100

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes              No       X
    -----------     -----------

The number of shares of Common Stock of the registrant outstanding as of May 17, 2004 was 7,064,328.

==============================================================================

                                  SBARRO, INC.

                                 FORM 10-Q INDEX


PART I.      FINANCIAL INFORMATION                                                                      PAGES
             ---------------------                                                                      -----
Consolidated Financial Statements:
         Balance Sheets - April 18, 2004 (unaudited) and December 28, 2003..............................3-4

         Statements of Operations (unaudited) - Sixteen Weeks ended April 18, 2004 and April 20, 2003...........................................................................5

         Statements of Cash Flows (unaudited) - Sixteen Weeks ended April 18, 2004 and
              April 20, 2003............................................................................6-7

         Notes to Unaudited Consolidated Financial Statements..........................................8-22

Management's Discussion and Analysis of Financial Condition and Results
    of Operations.....................................................................................23-32

Qualitative and Quantitative Disclosures of Market Risk..................................................33

Controls and Procedures..................................................................................33

PART II.     OTHER INFORMATION...........................................................................34

                         Part I - Financial Information


Item 1.    Consolidated Financial Statements


                          SBARRO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                (In thousands)
ASSETS                                                     April 18,    December 28,
                                                              2004          2003
                                                            --------      --------
                                                          (unaudited)
Current assets:
     Cash and cash equivalents                              $ 40,822      $ 56,409
     Restricted cash for untendered shares                        21            21
     Receivables, net of allowance for doubtful
        accounts of $461 in 2004 and $488 in 2003:
           Franchisee                                          2,036         1,700
           Other                                                 806         1,171
                                                            --------      --------
                                                               2,842         2,871

     Inventories                                               2,802         2,707
     Prepaid expenses                                          6,547         3,844
     Current portion of loans receivable from officers         2,588         2,810
                                                            --------      --------
          Total current assets                                55,622        68,662

Property and equipment, net                                   93,477        96,604

Intangible assets:
     Trademarks, net                                         195,916       195,916
     Goodwill, net                                             9,204         9,204
     Deferred financing costs and other, net                   5,186         5,482

Loans receivable from officers, less current portion           3,065         3,347

Other assets                                                   7,453         7,614
                                                            --------      --------
                                                            $369,923      $386,829
                                                            ========      ========


            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    (In thousands except share data)
LIABILITIES & SHAREHOLDERS' EQUITY                       April 18,   December 28,
                                                           2004         2003
                                                         --------      --------
                                                       (unaudited)
Current liabilities:
     Amounts due for untendered shares                   $     21      $     21
     Accounts payable                                      11,804        13,734
     Accrued expenses                                      15,214        18,774
     Accrued interest payable                               2,787         8,181
     Current portion of mortgage payable                      173           168
                                                         --------      --------
             Total current liabilities                     29,999        40,878
                                                         --------      --------

Deferred rent                                               8,787         8,711
                                                         --------      --------

Long-term debt, net of original issue
     discount                                             268,210       268,152
                                                         --------      --------

Contingencies                                                   -             -

Shareholders' equity:
     Preferred stock, $1 par value; authorized
          1,000,000 shares; none issued                         -             -
     Common stock, $.01 par value; authorized
          40,000,000 shares; issued and outstanding
          7,064,328 shares                                     71            71
     Additional paid-in capital                                10            10
     Retained earnings                                     62,846        69,007
                                                         --------      --------
         Total shareholders equity                         62,927        69,088
                                                         --------      --------
                                                         $369,923      $386,829
                                                         ========      ========


            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                (In thousands)
                                                       April 18, 2004   April 20, 2003
                                                            --------       --------
Revenues:
     Restaurant sales                                       $ 90,846       $ 88,509
     Franchise related income                                  3,404          2,939
     Real estate and other                                     1,961          1,667
                                                            --------       --------
            Total revenues                                    96,211         93,115
                                                            --------       --------

Costs and expenses:
     Restaurant operating expenses:
       Cost of food and paper products                        20,009         19,304
       Payroll and other employee benefits                    26,147         26,211
       Other operating costs                                  33,807         33,532
     Depreciation and amortization                             4,984          5,896
     General and administrative costs                          8,126          8,719
     Provision for restaurant closings                           175            529
                                                            --------       --------
         Total costs and expenses                             93,248         94,191
                                                            --------       --------

Operating income (loss)                                        2,963         (1,076)
                                                            --------       --------

Other (expense) income:
     Interest expense                                         (9,477)        (9,583)
     Interest income                                             196            214
     Equity in net income of unconsolidated affiliates           398            281
                                                            --------       --------
         Net other expense                                    (8,883)        (9,088)
                                                            --------       --------

Loss before minority interest                                 (5,920)       (10,164)

Minority interest                                                  -             (5)
                                                            --------       --------

Loss before income taxes                                      (5,920)       (10,169)

Income taxes                                                     241            321
                                                            --------       --------

Net loss                                                    $ (6,161)      $(10,490)
                                                            ========       ========


            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          (In thousands)
                                                                  April 18, 2004  April 20, 2003
                                                                     --------       --------
Operating activities:

Net loss                                                             $ (6,161)      $(10,490)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                     5,421          6,365
      Increase in deferred rent, net                                       93             90
      Loss on sale of other concept units                                   -            250
      Restaurant closing costs                                            175            529
      Minority interest                                                     -              5
      Equity in net income of unconsolidated affiliates                  (398)          (281)
      Dividends received from unconsolidated affiliate                    305            119
                                                                     --------       --------
                                                                         (565)        (3,413)
Changes in operating assets and liabilities:
      Receivables                                                         228           (220)
      Inventories                                                         (95)           932
      Prepaid expenses                                                 (2,703)        (4,424)
      Other assets                                                         48           (195)
      Accounts payable and accrued expenses                            (4,549)           571
      Accrued interest payable                                         (5,394)        (5,394)
                                                                     --------       --------


Net cash used in operating activities                                 (13,030)       (12,143)
                                                                     --------       --------


            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          (In thousands)
                                                      April 18,      April 20,
                                                         2004          2003
                                                      --------       --------
Investing activities:
     Purchases of property and equipment              $ (2,324)      $ (3,071)
                                                      --------       --------
         Net cash used in investing activities          (2,324)        (3,071)
                                                      --------       --------

Financing activities:
     Mortgage principal repayments                         (54)           (50)
     Tax distributions                                    (682)        (1,101)
     Repayment of loans receivable from officers           503              -
                                                      --------       --------
         Net cash used in financing activities            (233)        (1,151)
                                                      --------       --------

Decrease in cash and cash equivalents                  (15,587)       (16,365)

Cash and cash equivalents at beginning of period        56,409         55,150
                                                      --------       --------

Cash and cash equivalents at end of period            $ 40,822       $ 38,785
                                                      ========       ========

Supplemental disclosure of cash flow
     information:

Cash paid during the period for income taxes          $    204       $    119
                                                      ========       ========

Cash paid during the period for interest              $ 14,458       $ 14,548
                                                      ========       ========



            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at April 18, 2004 and our consolidated results of operations and cash flows for the first quarter which includes the sixteen week periods ended April 18, 2004 and April 20, 2003 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

2.       Recent accounting pronouncements:

         Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No 46, "Consolidation of Variable Interest Entities," was effective immediately upon its issuance during fiscal 2003 for all enterprises with variable interests in entities created after January 31, 2003. In December 2003, the FASB staff issued FIN No. 46(R) which changes the effective date for interests in variable interest entities created before February 1, 2003 beginning with the first interim reporting period after March 15, 2004. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The FASB has specifically exempted traditional franchise arrangements from the evaluations required under FIN No. 46. We have also reviewed our corporate relationships for possible coverage under FIN No. 46. The application of FIN No. 46 did not have a material effect on our disclosures and our financial position or results of operations. We have several variable interest entities, for which we have provided certain required disclosures in our Form 10-K. However, we are not the primary beneficiary and therefore do not need to consolidate these entities.

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


3.       Debt:

         In March 2004, we obtained an uncommitted line of credit to replace our former revolving credit facility. Under the new line, we currently have the ability, subject to bank approval, to borrow up to $3 million, including outstanding letters of credit.

         The new line of credit contains no financial covenants or unused line fees. Interest applicable to the loans under the new line of credit is at the bank's prime rate at the time of any borrowings. The line expires in May 2005. There currently are $1.7 million of letters of credit outstanding and we have $1.3 million of undrawn availability.

         Under our senior notes indenture, there are various covenants that limit our ability to borrow funds, in addition to lending arrangements that existed at the date the indenture was entered into and replacements of those arrangements, to make "restricted payments" including, among other things, dividend payments (other than as distributions pursuant to the tax payment agreement), and to make investments in, among other things, unrestricted subsidiaries.

         Among other covenants, the indenture requires that, in order for us to borrow, our consolidated interest ratio coverage (as defined in the indenture), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters must be at least 2.5 to 1. As of April 18, 2004, that ratio was 1.36 to 1. As a result, we are not presently able to borrow funds except for the specifically permitted indebtedness, of up to $75.0 million of revolving credit loans.


         In order to make restricted payments, that ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture. We refer to the amount that is available for us to make dividends and other restricted payments as the "restricted payment availability." We cannot make restricted payments (other than distributions pursuant to the tax payment agreement) until we increase the restricted payment availability by approximately $17.8 million, and then only to the extent of any excess over that amount.


         In March 2000, one of our subsidiaries obtained a $16.0 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The outstanding principal balance of the loan as of April 18, 2004 was $15.3 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual debt service of at least 1.2 to 1.0.

         We were in compliance with all covenants in the indenture for the senior notes and our mortgage as of April 18, 2004.

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


4.       Income taxes:

         We made Subchapter S tax distributions in the amount of $1.8 million to our shareholders related to our fiscal 2002 tax basis income. Of such amount, $1.1 million was paid in the first quarter of 2003 and $0.7 million was paid in the first quarter of 2004.

5.       Litigation:

         On December 20, 1999, Antonio Garcia and thirteen current and former general managers of Sbarro restaurants in California amended a complaint filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the Court denied the motion. The court issued a ruling in December 2003 which was unfavorable to us but did not set the amount of damages. We are appealing the ruling due to errors that we believe were made by the trial judge.

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

         On March 22, 2002, five former general managers of Sbarro restaurants in California filed a complaint against Sbarro in the Superior Court of California for Los Angeles County. The complaint alleges that the plaintiffs were required to perform labor services without proper premium overtime compensation from at least May of 1999. The plaintiffs are seeking actual damages, punitive damages and attorney's fees and costs, each in unspecified amounts. In addition, plaintiffs have requested class action status for all managerial employees who worked overtime and/or were not otherwise paid regular wages due and owing from May 1999 to present. The case is currently in the discovery phase.

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


         In August 2002, a subcontractor and the general contractor, pursuant to a construction contract to build a joint venture location that we closed in fiscal 2002 and is also the subject of the lawsuit discussed below, filed a complaint against the limited liability joint venture company alleging that they are owed approximately $800,000, plus interest. We are a defendant in the suit by reason of the fact that we guaranteed the bonds under which mechanics liens for the plaintiffs were bonded. The parties to the lawsuit have orally agreed to enter into settlement discussions. Should those discussions not result in an agreed upon settlement, the parties have agreed to binding arbitration. We believe that our maximum liability that would result from the settlement discussions or binding arbitration would be approximately $400,000.

         In May 2002, the landlord of the joint venture described above filed a complaint against Sbarro in the Supreme Court of the New York for Westchester County alleging that we were obligated to it, pursuant to a Guaranty Agreement we executed for all rent during the remaining lease, based on an alleged breach of the lease by the tenant, a subsidiary of the joint venture. We believed that our guarantee was limited in amount while the landlord alleged that the guarantee covered all amounts that would become due during the remaining lease term. The court issued a ruling in November 2003 which established our liability at $500,000 and we have accrued for this amount. The landlord has appealed this decision.

         We believe that we have substantial defenses in each of these actions and we are vigorously defending these actions.

         In addition to the above complaints, from time to time, we are a party to certain claims and legal proceedings in the ordinary course of business. In our opinion, the results of the complaints and other claims and legal proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

6.       Guarantor and non-guarantor financial statements:

         Certain subsidiaries have guaranteed amounts outstanding under our senior notes and new line of credit. Each of the guaranteeing subsidiaries is our direct or indirect wholly owned subsidiary and each has fully and unconditionally guaranteed the senior notes and the credit agreement on a joint and several basis.

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)



         The following condensed consolidating financial information presents:

         (1) Condensed consolidating balance sheets as of April 18, 2004 (unaudited) and December 28, 2003 and statements of operations and cash flows for the fiscal quarters ended April 18, 2004 (unaudited) and April 20, 2003 (unaudited) of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group,
                  (c) the nonguarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

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

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)



                           Consolidating Balance Sheet
                              As of April 18, 2004
                        (In thousands except share data)
                                   (Unaudited)

                                                                               Unrestricted
                                                                Guarantor      Subsidiaries                    Consolidated
ASSETS                                            Parent       Subsidiaries    (as a group)    Eliminations        Total
                                                ----------      ----------        --------     ------------     ----------
Current assets:
    Cash and cash equivalents                     $ 35,638        $  3,694         $ 1,490                       $  40,822
    Restricted cash for untendered shares               21               -               -                              21
    Receivables less allowance for doubtful
            accounts of  $461

       Franchisee                                    2,036               -               -                           2,036
       Other                                          (558)          1,070             294                             806
                                                ----------      ----------        --------     ------------     ----------

                                                     1,478           1,070             294                           2,842

    Inventories                                      1,193           1,471             138                           2,802
    Prepaid expenses                                 5,542             951              54                           6,547
    Current portion of loans receivable from
       officers                                      2,588             -               -                             2,588
                                                ----------      ----------        --------     ------------     ----------

        Total current assets                        46,460           7,186           1,976                          55,622

Intercompany receivables                             2,546         315,807                     $  (318,353)              -

Investment in subsidiaries                          65,469               -                         (65,469)

Property and equipment, net                         35,171          53,833           4,473                          93,477

Intangible assets:
    Trademarks, net                                195,916               -               -               -         195,916
    Goodwill, net                                    9,101               -               -             103           9,204
    Deferred financing costs and other,              4,965             221               -               -           5,186
     net


Loans receivable from officers, less
      current portion                                3,065               -               -               -           3,065

Other assets                                         8,078           1,802            (426)         (2,001)          7,453
                                                ----------      ----------        --------     ------------     ----------


                                                $  370,771      $  378,849        $  6,023     $  (385,720)     $  369,923
                                                ==========      ==========        ========     ============     ==========

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


                           Consolidating Balance Sheet
                              As of April 18, 2004
                        (In thousands except share data)
                                   (Unaudited)

                                                             Guarantor      Unrestricted                     Consolidated
LIABILITIES & SHAREHOLDERS' EQUITY             Parent       Subsidiaries    Subsidiaries    Eliminations        Total
                                             ----------      ----------       --------      -----------      ----------
Current liabilities:
      Amounts due for untendered shares           $  21                                                             $21
      Accounts payable                           10,665            $172           $388             $579          11,804
      Accrued expenses                           12,209           1,322          1,683                -          15,214
      Accrued interest payable                    2,787               -              -                -           2,787
      Current portion of mortgage payable          -                173           -                   -             173
                                             ----------      ----------       --------      -----------      ----------

            Total current liabilities            25,682           1,667          2,071              579          29,999
                                             ----------      ----------       --------      -----------      ----------

Intercompany payables                           312,725           2,208          3,420         (318,353)              -
                                             ----------      ----------       --------      -----------      ----------

Deferred rent                                     8,096              -             691              -             8,787
                                             ----------      ----------       --------      -----------      ----------

Long-term debt, net of original issue
      discount                                  252,945          15,265              -                -         268,210
                                             ----------      ----------       --------      -----------      ----------

Shareholders' equity (deficit):
    Preferred stock, $1 par value;
      authorized 1,000,000 shares;
      none issued                                     -               -              -                -               -
    Common stock, $.01 per value:
      authorized 40,000,000 shares;
      issued and outstanding 7,064,328
      shares                                         71               -              -                -              71
Additional paid-in capital                           10          65,469          2,477          (67,946)             10
Retained earnings (deficit)                    (228,758)        294,240         (2,636)               -          62,846
                                             ----------      ----------       --------      -----------      ----------
      Total shareholders' equity
        (deficit)                              (228,677)        359,709           (159)         (67,946)         62,927
                                             ----------      ----------       --------      -----------      ----------

                                             $  370,771      $  378,849       $  6,023      $  (385,720)     $  369,923
                                             ==========      ==========       ========      ===========      ==========

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


                           Consolidating Balance Sheet
                             As of December 28, 2003
                        (In thousands except share data)

                                                               Guarantor     Nonguarantor                     Consolidated
ASSETS                                         Parent        Subsidiaries    Subsidiaries     Eliminations       Total
                                               --------        --------         -------       ----------       --------
Current assets:
     Cash and cash equivalents                  $49,515          $5,595         $1,299                          $56,409
     Restricted cash for untendered                  21               -              -                               21
      shares
     Receivables less allowance for
       doubtful accounts of $488
       Franchisee                                 1,700               -              -                            1,700
       Other                                       (191)            966            396                            1,171
                                               --------        --------         -------       ----------       --------

                                                  1,509             966            396                            2,871

     Inventories                                  1,177           1,387            143                            2,707
     Prepaid expenses                             4,018            (227)            53                            3,844
     Current portion of loans receivable
       from officers                              2,810               -              -                            2,810
                                               --------        --------         -------       ----------       --------
           Total current assets                  59,050           7,721          1,891                           68,662

Intercompany receivables                          6,697         317,237              -        $(323,934)              -

Investment in subsidiaries                       65,469               -              -          (65,469)              -

Property and equipment, net                      36,189          55,706          4,709                           96,604

Intangible assets:
      Trademarks, net                           195,916               -              -                -         195,916
      Goodwill, net                               9,204               -              -                -           9,204
      Deferred financing costs and                5,369             233              -             (120)          5,482
       other, net


Loans receivable from officers, less
    current portion                               3,347               -              -                -           3,347

Other assets                                      7,034           1,822           (212)          (1,030)          7,614
                                               --------        --------         -------       ----------       --------

                                               $388,275        $382,719         $6,388        $(390,553)       $386,829
                                               ========        ========         ======        ==========       ========

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)



                           Consolidating Balance Sheet
                             As of December 28, 2003
                        (In thousands except share data)


                                                                    Guarantor      Nonguarantor                   Consolidated
LIABILITIES & SHAREHOLDERS' EQUITY                    Parent       Subsidiaries    Subsidiaries    Eliminations       Total
                                                     ---------       ---------      ---------       ---------       ---------
Current liabilities:
     Amounts due for untendered shares               $      21                                                      $      21
     Accounts payable                                   11,859       $     129      $     419       $   1,327          13,734
     Accrued expenses                                   15,521           1,447          1,806               -          18,774
     Accrued interest payable                            8,181               -              -               -           8,181
     Current portion of mortgage payable                     -             168              -               -             168
                                                     ---------       ---------      ---------       ---------       ---------
         Total current liabilities                      35,582           1,744          2,225           1,327          40,878
                                                     ---------       ---------      ---------       ---------       ---------

Intercompany payables                                  317,236           2,958          3,740        (323,934)              -
                                                     ---------       ---------      ---------       ---------       ---------

Deferred rent                                            8,009               -            702               -           8,711
                                                     ---------       ---------      ---------       ---------       ---------

Long-term debt, net of original issue discount         252,827          15,325              -               -         268,152
                                                     ---------       ---------      ---------       ---------       ---------


Shareholders' equity (deficit):
     Preferred stock, $1 par value;  authorized
       1,000,000 shares; None issued
    Common stock, $.01 par value: authorized
      40,000,000 shares; issued and outstanding
      7,064,328 shares                                      71               -              -               -              71
     Additional paid-in capital                             10          65,469          2,477         (67,946)             10
     Retained earnings (deficit)                      (225,460)        297,223         (2,756)              -          69,007
                                                     ---------       ---------      ---------       ---------       ---------

   Total shareholders' equity (deficit)               (225,379)        362,692           (279)        (67,946)         69,088
                                                     ---------       ---------      ---------       ---------       ---------

                                                     $ 388,275       $ 382,719      $   6,388       $(390,553)      $ 386,829
                                                     =========       =========      =========       =========       =========

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


                      Consolidating Statement of Operations
                   For the sixteen weeks ended April 18, 2004
                                 (In thousands)
                                   (Unaudited)

                                                           Guarantor     Nonguarantor                     Consolidated
                                             Parent      Subsidiaries    Subsidiaries     Eliminations       Total
                                             --------       --------       --------       --------       --------
Revenues:
    Restaurant sales                         $ 38,982       $ 47,512       $  4,352                      $ 90,846
    Franchise related income                    3,404              -              -                         3,404
    Real estate and other                       1,010            951              -                         1,961
    Intercompany charges                        2,524              -              -       $ (2,524)             -
                                             --------       --------       --------       --------       --------


      Total revenues                           45,920         48,463          4,352         (2,524)        96,211
                                             --------       --------       --------       --------       --------

Cost and expenses:
      Restaurant operating expenses
       Cost of food and paper products          8,037         10,790          1,182              -         20,009
       Payroll and other employee
        benefits                               10,447         14,203          1,497              -         26,147
       Other operating costs                   15,545         17,034          1,228              -         33,807
      Depreciation and amortization             2,144          2,562            278              -          4,984
      General and administrative                4,298          3,776             52              -          8,126
      Provision for restaurant closings           175              -              -              -            175
      Intercompany charges                          -          2,524              -         (2,524)             -
                                             --------       --------       --------       --------       --------

      Total costs and expenses                 40,646         50,889          4,237         (2,524)        93,248
                                             --------       --------       --------       --------       --------

Operating income (loss)                         5,274         (2,426)           115              -          2,963


Other (expense) income
      Interest expense                         (9,032)          (445)             -              -         (9,477)
      Interest income                             196              -              -              -            196
      Equity in net income of
       unconsolidated affiliates                  398              -              -              -            398
                                             --------       --------       --------       --------       --------

Net other expense                              (8,438)          (445)             -              -         (8,883)
                                             --------       --------       --------       --------       --------

(Loss) income  before minority interest        (3,164)        (2,871)           115              -         (5,920)

Minority interest                                   -              -              -              -              -
                                             --------       --------       --------       --------       --------

Income (loss) before income taxes              (3,164)        (2,871)           115              -         (5,920)

Income taxes (benefit)                            134            112             (5)             -            241
                                             --------       --------       --------       --------       --------

Net income (loss)                            $ (3,298)        (2,983)      $    120       $      -       $ (6,161)
                                             ========       ========       ========       ========       ========

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


                      Consolidating Statement of Operations
                   For the sixteen weeks ended April 20, 2003
                                 (In thousands)
                                   (Unaudited)

                                                           Guarantor     Nonguarantor                  Consolidated
                                              Parent      Subsidiaries   Subsidiaries   Eliminations       Total
                                             --------       --------       --------       --------       --------
Revenues:
    Restaurant sales                         $ 37,415       $ 46,595       $  4,499                      $ 88,509
    Franchise related income                    2,939              -              -                         2,939
    Real estate and other                         780            887              -                         1,667
    Intercompany charges                            -          3,160              -       $ (3,160)             -
                                             --------       --------       --------       --------       --------
       Total revenues                          41,134         50,642          4,499         (3,160)        93,115
                                             --------       --------       --------       --------       --------

Cost and expenses:
      Restaurant operating expenses:
       Cost of food and paper products          7,798         10,324          1,182              -         19,304
       Payroll and other employee
         benefits                              10,831         13,794          1,586              -         26,211
       Other operating costs                   14,938         17,337          1,257              -         33,532
      Depreciation and amortization             2,645          2,940            311              -          5,896
      General and administrative                4,999          3,626             94              -          8,719
      Provision for restaurant closings           399              -            130              -            529
    Intercompany charges                        3,160              -              -         (3,160)             -
                                             --------       --------       --------       --------       --------
       Total costs and expenses                44,770         48,021          4,560         (3,160)        94,191
                                             --------       --------       --------       --------       --------

Operating (loss) income                        (3,636)         2,621            (61)             -         (1,076)
                                             --------       --------       --------       --------       --------

Other (expense) income:
      Interest expense                         (9,131)          (452)             -              -         (9,583)
      Interest income                             214              -              -              -            214
      Equity in net income  of
            unconsolidated affiliates
                                                  281              -              -              -            281
                                             --------       --------       --------       --------       --------

Net other expense                              (8,636)          (452)             -              -         (9,088)
                                             --------       --------       --------       --------       --------

(Loss) income before minority interest        (12,272)         2,169            (61)             -        (10,164)

Minority interest                                   -              -             (5)             -             (5)
                                             --------       --------       --------       --------       --------

(Loss) income before income taxes             (12,272)         2,169            (66)             -        (10,169)

Income taxes                                      188            131              2              -            321
                                             --------       --------       --------       --------       --------

Net (loss) income                            $(12,460)      $  2,038       $    (68)      $      -       $(10,490)
                                             ========       ========       ========       ========       ========

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


                      Consolidating Statement of Cash Flows
                   For the sixteen weeks ended April 18, 2004
                                 (In thousands)
                                   (Unaudited)

                                                                 Guarantor     Unrestricted                 Consolidated
                                                   Parent       Subsidiaries   Subsidiaries   Eliminations      Total
                                                  --------       --------       --------       --------       --------
Operating Activities:

Net (loss) income                                 $ (3,298)      $ (2,983)      $    120                      $ (6,161)
Adjustments to reconcile net (loss) income
       to net cash (used in) provided by
       operating activities:
      Depreciation and amortization                  2,244          2,900            277                         5,421
      Increase in deferred rent, net                    89              3              1                            93
      Loss on sale of other concept units
      Restaurant closing costs                         175              -              -                           175
      Minority interest                                  -              -              -                             -
     Equity in income of  unconsolidated
       affiliates                                     (398)             -              -                          (398)
    Dividends received from unconsolidated
       affiliates                                      305              -              -                           305
                                                  --------       --------       --------                      --------
                                                      (883)           (80)           398                          (565)
Changes in operating assets and liabilities:
     Receivables                                       229           (104)           103                           228
     Inventories                                       (16)           (84)             5                           (95)
     Prepaid expenses                               (1,524)        (1,178)            (1)                       (2,703)
     Other assets                                     (919)            17            202       $    748             48
     Accounts payable  and accrued expenses         (3,564)           (82)          (155)          (748)        (4,549)
     Accrued interest payable                       (5,394)             -              -              -         (5,394)
                                                  --------       --------       --------       --------       --------

Net cash (used in) provided by
operating activities                               (12,071)        (1,511)           552              -        (13,030)
                                                  --------       --------       --------       --------       --------

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


                      Consolidating Statement of Cash Flows
                   For the sixteen weeks ended April 18, 2004
                                 (In thousands)
                                   (Unaudited)

                                                                      Guarantor     Unrestricted   Elimin   Consolidated
                                                         Parent      Subsidiaries   Subsidiaries   ations      Total
                                                       --------       --------       --------       --      --------
Investing activities:
    Purchases of property and equipment                $ (1,031)      $ (1,252)      $    (41)              $ (2,324)
                                                       --------       --------       --------               --------

Net cash (used in) provided by
     investing activities                                (1,031)        (1,252)           (41)                (2,324)
                                                       --------       --------       --------               --------

Financing activities:
     Mortgage principal repayments                            -            (54)             -                    (54)
     Tax distribution                                      (682)             -              -                   (682)
     Repayment of loans receivable from
         officers                                           503              -              -                    503
     Intercompany balances                                 (596)           916           (320)                     -
                                                       --------       --------       --------               --------

Net cash provided by (used in)
     financing activities                                  (775)           862           (320)                  (233)
                                                       --------       --------       --------               --------

(Decrease) increase in cash and
    cash equivalents                                    (13,877)        (1,901)           191                (15,587)


Cash and cash equivalents at beginning
   of Period                                             49,515          5,595          1,299                 56,409
                                                       --------       --------       --------               --------

Cash and cash equivalents at end of
     period                                            $ 35,638       $  3,694       $  1,490               $ 40,822
                                                       ========       ========       ========               ========

Supplemental disclosure of cash flow information:

Cash paid during the period for income
     taxes                                             $    106       $     95       $      3       $-      $    204
                                                       ========       ========       ========       ==      ========


Cash paid during the period for interest               $ 14,025       $    433       $      -       $-      $ 14,458
                                                       ========       ========       ========       ==      ========

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


                      Consolidating Statement of Cash Flows
                   For the sixteen weeks ended April 20, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                 Guarantor     Nonguarantor                  Consolidated
                                                    Parent      Subsidiaries   Subsidiaries   Eliminations      Total
                                                   --------       --------       --------       --------       --------
Operating Activities:
Net (loss) income                                  $(12,460)      $  2,038       $    (68)                     $(10,490)
   Adjustments to reconcile net (loss) income
      to net cash (used in) provided by
      operating activities

    Depreciation and amortization                     3,499          2,557            309                         6,365
    Increase in deferred rent, net                      109            (19)             -                            90
    Loss on sale of other concept units                   -              -            250                           250
    Restaurant closing costs                            529              -              -                           529
    Minority interest                                     -              -              5                             5
    Equity in net income of unconsolidated
       affiliates                                      (281)             -              -                          (281)
    Dividends received from unconsolidated
       affiliates                                       119              -              -                           119
                                                   --------       --------       --------                      --------
                                                     (8,485)         4,576            496                        (3,413)

Changes in operating assets and liabilities:
    Receivables                                        (600)           379              1                          (220)
    Inventories                                         419            506              7                           932
    Prepaid expenses                                 (3,334)          (896)          (194)                       (4,424)
    Other assets                                       (286)          (360)           451                          (195)
    Accounts payable and accrued expenses               247            231             93                           571
    Accrued interest payable                         (5,394)             -              -                        (5,394)
                                                   --------       --------       --------                      --------

 Net cash (used in) provided by operating
      activities                                    (17,433)         4,436            854                       (12,143)
                                                   --------       --------       --------                      --------

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                   (Continued)


                      Consolidating Statement of Cash Flows
                   For the sixteen weeks ended April 20, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                      Guarantor      Nonguarantor             Consolidated
                                                        Parent       Subsidiaries    Subsidiaries Eliminations   Total
                                                       --------        -------          -----       ------      --------
Investing activities:
     Purchase of property and                          $ (2,233)      $   (755)      $    (83)                  $ (3,071)
       equipment                                       --------        -------          -----                   --------

Net cash used in investing activities                    (2,233)          (755)           (83)                    (3,071)
                                                       --------       --------       --------                   --------


Financing activities:
     Mortgage principal repayments                            -            (50)             -                        (50)
     Tax distribution                                    (1,101)             -              -                     (1,101)
     Intercompany balances                                6,994         (6,263)          (731)                         -
                                                       --------       --------       --------                   --------
Net cash provided by
   (used in) financing activities                         5,893         (6,313)          (731)                    (1,151)
                                                       --------       --------       --------                   --------

(Decrease) increase in cash and
   cash equivalents                                     (13,773)        (2,632)            40                    (16,365)

Cash and cash equivalents at
  beginning of period                                    47,636          6,539            975                     55,150
                                                       --------       --------       --------                   --------
Cash and cash equivalents at
  end of period                                        $ 33,863       $  3,907       $  1,015                   $ 38,785
                                                       ========       ========       ========                   ========

Supplemental disclosure of cash flow information:
Cash paid during the period for
  income taxes                                         $     91       $     15       $     13                   $    119
                                                       ========       ========       ========                   ========
Cash paid during the period for
  interest                                             $ 14,110       $    438       $      -       $    -      $ 14,548
                                                       ========       ========       ========       ======      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:

                                                16 Weeks         16 Weeks
                                                 Ended            Ended                   Fiscal Year
                                                04/18/04         04/20/03           2003              2002
                                                --------         --------           ----             ----
Company-owned restaurants:

Opened during period                                2                -                4               13
Sold to franchisees during period-net              (2)              (4)             (12)              (6)
Closed during period                              (12)              (9)             (22)             (51)
Open at end of period (1)                         516              545              528              558

Franchised restaurants:
Opened during period                                9               10               39               42
Purchased from Company during
    period-net                                      2                4               12                6
Closed or terminated during period                 (5)              (8)             (17)             (20)
Open at end of period                             393              359              387              353

All restaurants:

Opened during period                               11               10               43               55
Closed or terminated during period                (17)             (17)             (39)             (71)
Open at end of period (1)                         909              904              915              911


Kiosks (all franchised) open at
end of period                                       3                3                3                3

----------

(1) Excludes 29, 30, 29 and 32 other concept units as of April 18, 2004 and April 20, 2003, the end of fiscal 2003 and the end of fiscal 2002, respectively.

Our business is subject to seasonal fluctuations, and the effects of weather and economic conditions. Earnings have been highest in our fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. As a result, our annual earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter. In recent years, our fourth quarter income has fluctuated significantly due to a number of other factors, including the adverse effect of the general economic downturn and significant year end adjustments relating to asset impairment and store closing costs. Due to the seasonality of our business, until after our fourth quarter is completed, we are not able to perform the testing for impairment on our goodwill and intangible assets with indefinite lives acquired prior to July 1, 2001 as required by SFAS No. 142, "Goodwill and Other Intangible Assets." Any required adjustments are recorded at that time unless impairment factors are present earlier.


Relevant Financial Information

                                                                       Sixteen weeks ended
                                                               ----------------------------------------
                                                                April 18, 2004      April 21, 2004
                                                               ----------------------------------------
                                                               (in millions except number of locations)
                                                               ----------------------------------------
Comparable Sbarro - owned quick service sales (1)                     $  85.8       $  80.5
Comparable Sbarro - owned quick service sales
       - change for period (1)                                            6.6%         (5.9)%
Number of Sbarro - owned quick service locations closed and
      locations sold to franchisees during the period                    14            13
Franchise location sales                                              $  71.9       $  61.5
Franchise revenues                                                    $   3.4       $   3.0
Cost of food and paper products as a percentage of restaurant
      sales                                                              22.0%         21.8%
Payroll and other benefits as a percentage of restaurant sales           28.8%         29.6%
Other operating expenses as a percentage of restaurant sales             37.2%         37.9%
General and administrative costs as a percentage of revenues              8.4%          9.4%
Provision for restaurant closings                                     $   0.2       $   0.5
EBITDA                                                                $   8.3       $   5.1


(1) Comparable Sbarro-owned quick service sales dollar and annual percentage changes are based on locations that were comparable as of April 18, 2004 in each of the periods presented based on locations opened prior to December 29, 2002.

Our consolidated EBITDA for the sixteen weeks ended April 18, 2004 was $8.3 million compared to $5.1 million for the sixteen weeks ended April 20, 2003. EBITDA represents earnings (losses) before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles ("GAAP") of the United States measure of a company's profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our senior notes in that EBITDA is one of the factors in the calculation of our compliance with the ratios in the indenture under which our senior notes are issued. We also internally use EBITDA as one of the measures to determine whether to continue operating or close restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our cash investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities. The following table reconciles EBITDA to our net loss for the sixteen week periods presented which we believe is the most direct comparable GAAP financial measure to EBITDA (in thousands):



                                           2004                        2003
                                           ----                        ----
    EBITDA                              $ 8,345                     $ 5,096
    Interest expense                     (9,477)                     (9,583)
    Interest income                         196                         214
    Income taxes                           (241)                       (321)
    Depreciation and amortization        (4,984)                     (5,896)
                                         -------                  ----------
    Net loss                            $(6,161)                   $(10,490)
                                        ========                   =========

Restaurant sales from the Sbarro-owned quick service business and consolidated other concepts increased 2.6% to $90.8 million for the sixteen weeks ended April 18, 2004 from $88.5 million in the sixteen weeks ended April 20, 2003. The increase in sales reflects $2.5 million of higher sales of the Sbarro quick service business partially offset by $0.2 million of lower sales of consolidated other concepts. The increase in Sbarro quick service business resulted from an approximate $5.3 million (6.6%) increase in comparable sales to $85.8 million. We believe that the increase in comparable sales is primarily due to the improvement in the economy partially offset by the loss of $2.8 million of sales, from the closure, since the end of the first quarter of 2003, of generally low volume locations that did not have a material impact on our operations (including 12 unites closed in the first quarter of fiscal 2004). The 6.6% increase in comparable sales includes approximately 1.5% attributable to price increases in the fourth quarter of 2003. In addition, there were selective price increases that became effective during the last half of the first fiscal quarter of 2004 which did not have a material impact on the first quarter of 2004.


The decline in consolidated other concept unit sales was primarily a result of the closing of two unprofitable or marginally profitable locations in early 2003.

Franchise related income increased 15.8 % to $3.4 million for the first quarter of 2004 from $2.9 million in the first quarter of 2003. Increases in royalties from comparable locations that were a result of sales increases of 19.9% for international locations and 2.6% for domestic locations and from royalties from locations opened during the first quarter of 2004 and 2003 contributed to the increase in the franchise related income during the first quarter of fiscal 2004.

Real estate and other revenues increased 17.6% in the first quarter of fiscal 2004 from the same period in fiscal 2003 primarily due to variations in certain vendor rebates.


Cost of food and paper products as a percentage of restaurant sales increased to 22.0% for the sixteen weeks ended April 18, 2004 from 21.8% for the comparable 2003 fiscal period. The cost of food and paper products percentage for the first fiscal quarter of 2004 was positively impacted by the increase in comparable unit sales and the price increase implemented late in the first quarter of 2004. Cheese prices, which increased beginning at the end of the second quarter of fiscal 2003 and declined at the end of the fourth quarter of fiscal 2003 through early 2004, continued to increase to record high levels at the first quarter of fiscal 2004. These increases in cheese prices resulted in a 1.0% increase in the cost of food and paper products when compared to the first quarter of fiscal 2003. Cheese prices in the second quarter have moderated from the historically high first quarter amounts. In the first quarter of fiscal 2003, we purchased product from third parties, increasing our cost of food and paper products during that quarter, until our current distribution contract became effective after the bankruptcy of our former distributor.

Payroll and other employee benefits decreased to 28.8% in the first quarter of 2004 from 29.6% of restaurant sales in the first quarter of 2003. The dollar decrease was primarily due to increased restaurant sales as a result of both unit sales and price increases as well as the elimination of locations with higher payroll costs.

Other operating expenses increased by $0.3 million but decreased to 37.2% of restaurant sales in the first quarter of 2004 from 37.9% in the first quarter of 2003. The dollar increase was primarily due to increases in rent and other occupancy related expenses resulting from the renewal of existing leases at higher rental rates. As a percentage of restaurant sales, these costs improved primarily as a result of the higher level of sales.

Depreciation and amortization expense decreased by $0.9 million for the first quarter of fiscal year 2004 from the same period in fiscal year 2003. Of the reduction, $0.3 million was due to fewer numbers of units in operation in fiscal 2004, $0.3 million was for locations that had been included in the provision for asset impairment in fiscal 2003 for which no depreciation was taken in fiscal 2004, $0.2 million related to locations that became fully depreciated during fiscal 2003 and of $0.1 million related to our administrative office building that was closed in May 2004.

General and administrative expenses were $8.1 million, or 8.4% of total revenues, for the first quarter of 2004, compared to $8.7 million, or 9.4% of total revenues, for the first quarter of 2003. Factors contributing to the decrease in the general and administrative costs included lower costs of approximately $0.7 million due to the reduction in work force, $0.2 million due to a reduction in legal fees and a $0.2 million decrease in the bad debt expense, bonuses of $0.7 million granted to certain executive officers in the first quarter of 2003 which were not granted in the first quarter of 2004 offset, in part, by $0.7 million of severance and other costs related to the reduction in work force, and $0.2 million of costs related to new executives. The annual effect of our reduction in work force on our administrative and general costs is estimated at $3.1 million.

Interest expense of $9.5 million and $9.6 million for the first quarter of 2004 and 2003, respectively, relates to the 11%, $255.0 million senior notes issued to finance our going private transaction ($8.6 million) and the 8.4%, $16.0 million mortgage loan on our corporate headquarters in 2001 ($0.5 million). In addition, $0.4 million and $0.5 million in the first quarter of fiscal 2004 and 2003, respectively, represents non-cash charges for the total of the accretion of the original issue discount on our senior notes and the amortization of deferred financing costs on the senior notes, credit agreement (for the line of credit that was terminated in the fourth quarter of fiscal 2003) and the mortgage loan.

Interest income was approximately $0.2 million for each of the first quarters of fiscal 2004 and 2003. The indenture under which our senior notes are issued and our credit agreement limit the types of investments which we may make.

Equity in the net income of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concepts in which we have a 50% or less ownership interest. The $0.1 million increase in our share of the equity in the net income of unconsolidated affiliates was primarily as a result of an improvement in the performance of our steakhouse joint venture. There currently are two steakhouses under construction, both of which are expected to be completed during the fourth quarter of fiscal 2004. We do not have any further expansion plans for this venture.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense was approximately $0.2 million and $0.3 million for the first fiscal quarter of fiscal 2004 and 2003, respectively. The expense was for taxes owed by us (rather than our shareholders) to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income and for taxes withheld at the source of payment on foreign franchise income related payments.

Liquidity and Capital Resources

Cash Requirements

Our liquidity requirements relate to debt service, capital expenditures, working capital, investments in other ventures, distributions to shareholders when permitted under the indenture for the senior notes and to repay any borrowings we may make under our line of credit agreement and general corporate purposes. We incur annual cash interest expense of approximately $29.5 million under the senior notes and mortgage loan and may incur additional interest expense for borrowings under our line of credit. We are not required to make principal payments, absent the occurrence of certain events, on our senior notes until they mature in September 2009. We believe that aggregate restaurant capital expenditures and our investments in joint ventures during fiscal 2004 will approximate the fiscal 2003 level of $8.5 million. Our $3.0 million line of credit which expires in May 2005 is uncommitted. Therefore, our lender could refuse to lend to us at any time. Unpaid capital expenditure commitments aggregated approximately $0.8 million at April 18, 2004.

We expect our primary source of liquidity to meet these needs will be cash flow from operations. We do not presently expect to borrow under our line of credit in fiscal 2004.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off balance sheets arrangements with respect to Sbarro owned and franchised restaurants as well as those for our other concept arrangements (both those in which we have a majority or minority interest) do not materially differ from the information disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the 2003 fiscal year.

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital as at the end of the first fiscal quarters of 2004 and 2003 and the uses of our cash flows during those two fiscal quarters:

                                                           Fiscal Quarter Ended
                                                           --------------------
                                              April 18, 2004                April 20, 2003
                                              --------------                --------------
                                                              (in millions)
   Liquidity at the end of period
   ------------------------------
   Cash and cash equivalents                        $ 40.8                      $38.8
   Working capital                                    25.6                       17.1
   Net cash flows for the period
   -----------------------------
   Used in operating activities                      (13.1)                     (12.1)
   Used in investing activities                       (2.3)                      (3.1)
   Used in financing activities                       (0.2)                      (1.2)
   Net decrease in cash                              (15.6)                     (16.4)

We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations.

Net cash used in operating activities was $13.1 million for the sixteen weeks ended April 18, 2004 compared to $12.1 million used during the sixteen weeks ended April 20, 2003. The $1.0 million increase was primarily due to the effect of the decrease in the loss from operations, as adjusted for non-cash items, in the first quarter of 2004 compared to the same calculation for the first quarter of 2003 of approximately $2.8 million, income tax refunds received of approximately $0.3 million, contractual payments of $0.2 million related to prior year sales of other concept locations, a $1.7 million increase in cash as a result of the timing of payments in fiscal 2004 for our insurance policy renewal as the 2003 policy renewals were financed, offset by an increase of approximately $0.8 million in the inventory value due to increases in product costs, primarily cheese, and by a decrease of approximately $5.1 million in accounts payable and accrued expense between the comparable 2004 and 2003 periods due to the change in the level of sales just prior to the beginning of each of those fiscal periods.

Net cash used in investing activities has historically been primarily for capital expenditures, including investments made by our consolidated other concepts. Net cash used in investing activities decreased from $3.1 million for the sixteen weeks ended April 20, 2003 to $2.3 million for the sixteen weeks ended April 18, 2004 primarily due to an decrease in quick service renovation activity and $0.6 million that was expended in the first quarter of fiscal 2003 relating to an upgrade of our computer system.

Net cash used in financing activities was $0.2 million in the first quarter of fiscal 2004 compared to $1.2 million for the first quarter of fiscal 2003. Cash used in financing activities in both years resulted primarily from tax distributions to our shareholders. In March 2000, we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders. The indenture for the senior notes permits us to make distributions to shareholders under a formula that is designed to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and such income were taxed at the highest applicable federal and New York State marginal income tax rates. There are differences in the book and tax treatments of the provision for asset impairment, tax credits and in book and tax depreciation. The tax distributions in the first quarter of both fiscal years were made with respect to our taxable income for fiscal 2002. The $0.7 million distribution made in the first quarter of 2004 was declared in November 2003. We do not expect to make tax distributions in 2004 related to the 2003 results of operations. In addition, there were payments of $0.5 million that reduced the loan receivable from officers during the first quarter of 2004.

Financing

As part of the transaction in which we became a privately-held company, we sold $255.0 million of 11% senior notes (at a price of 98.514% of par to yield 11.25% per annum), the net proceeds of which, together with substantially all of our then existing cash, was used to finance the transaction. We also entered into a $30.0 million credit agreement that we terminated in the fourth quarter of 2003, except for the temporary continuation of outstanding standby letters of credit.

In March 2004, we obtained an uncommitted line of credit, which expires in May 2005, to replace our former revolving credit facility. We currently have the ability, subject to bank approval, to borrow up to $3 million, including outstanding letters of credit. We have $1.7 million of outstanding letters of credit and $1.3 million of undrawn availability. The new line of credit contains no financial covenants or unused line fees. Interest applicable to the loans under the new line of credit is at the bank's prime rate at the time of any borrowings.

Under our senior notes indenture, there are various covenants that limit our ability to borrow funds, in addition to lending arrangements that existed at the date that the indenture was entered into and replacements of those arrangements, to make "restricted payments" including, among other things, dividend payments (other than as distributions pursuant to the tax payment agreement), and to make investments in, among other things, unrestricted subsidiaries.

Among other covenants, the indenture requires that, in order for us to borrow, our consolidated interest ratio coverage (as defined in the Indenture), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters must be at least 2.5 to 1. As of April 18, 2004, that ratio was 1.36 to 1. As a result, we are not presently able to borrow funds except for the specifically permitted indebtedness of up to $75.0 million of revolving credit loans. In order to make restricted payments, that ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture. We refer to the amount that is available for us to make dividends and other restricted payments as the "restricted payment availability." We cannot make restricted payments (other than distributions pursuant to the tax payment agreement) until we increase the restricted payment availability by approximately $17.8 million, and then only to the extent of any excess over that amount.


In March 2000, one of our subsidiaries obtained a $16.0 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The outstanding principal balance of the loan as of April 18, 2004 was $15.4 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual debt service of at least 1.2 to 1.0.


We were in compliance with all covenants in the indenture for the senior notes and our mortgage as of April 18, 2004.

Critical Accounting Policies and Judgments

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Accounting policies often require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the sixteen weeks ended April 18, 2004, there were no material changes in the accounting policies whose application may have the most significant effect on our reported results of operations and financial position and that require judgments estimates and assumptions by management that can affect their application from the matters discussed under the heading "Critical Accounting Policies and Judgments" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

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

Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to:

o        general economic, weather and business conditions;
o the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;
o        changes in consumer tastes;
o changes in population and traffic patterns, including the effect that military action and terrorism or other events may have on the willingness of consumers to frequent shopping malls, airports or downtown areas which are the predominant areas in which our restaurants are located;
o        our ability to continue to attract franchisees;
o the success of our present, and any future, joint ventures and other expansion opportunities;
o the availability of food (particularly cheese and tomatoes), beverage and paper products at current prices;
o        our ability to pass along cost increases to our customers;
o        no material increase occurring in the Federal minimum wage;
o        the continuity of services of members of our senior management team;
o our ability to attract and retain competent restaurant and executive managerial personnel;
o        competition;
o        the level of, and our ability to comply with, government regulations;
o our ability to generate sufficient cash flow to make interest payments and principal under our senior notes and mortgage loan;
o our ability to comply with covenants contained in the indenture under which the senior notes are issued, and the effects which the restrictions imposed by those covenants may have on our ability to operate our business; and
o our ability to repurchase senior notes to the extent required in the event we make certain asset sales or experience a change of control.

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

Future borrowings under our uncommitted line of credit (none are currently outstanding) will be at rates that float with the market and, therefore, will be subject to fluctuations in interest rates. We are not a party to, and do not expect to enter into any interest rate swaps or other instruments to hedge interest rates.

We have not, and do not expect to, purchase future, forward, option or other instruments to hedge against fluctuations in the prices of the commodities we purchase. As a result, our future commodities purchases are subject to changes in the prices of such commodities.

All of our transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, reducing the risks attendant to changes in the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of l934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Sbarro to disclose material information otherwise required to be set forth in our periodic reports.

Internal Control Over Financial Reporting:

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the first quarter of 2004 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.       Legal proceedings

              None of the proceedings discussed in Item 3 of our Annual Report on Form 10-K for our 2003 fiscal year have been terminated and there have not been any material developments in those proceedings during the first fiscal quarter of fiscal 2004 except that the parties to the legal proceeding related to a construction contract entered into to build a joint venture location that we closed in fiscal 2002 have orally agreed to settlement discussions and, should those fail to result in a settlement, binding arbitration of the matter. See Note 5 of the Notes to Consolidated Financial Statement contained elsewhere in this report for additional information concerning this legal proceeding.

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

(b)      Reports on Form 8-K:

                  We filed no reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     SBARRO, INC.
                                                     --------------------------------------------
                                                     Registrant


Date:             June 2, 2004              By:      /s/ MICHAEL O'DONNELL
         ---------------------------                 ---------------------
                                                     Michael O'Donnell
                                                     President and Chief Executive Officer


Date:             June 2, 2004              By:       /s/ ANTHONY J. PUGLISI
         ---------------------------                  -------------------------------------------
                                                     Anthony J. Puglisi
                                                     Vice President; Chief Financial Officer
                                                     and Principal Accounting Officer

                                  EXHIBIT INDEX


Exhibit Number                    Description
--------------                    -----------

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