Form 10-Q
period 2004-07-11
SBARRO INC
filed 2004-08-17
CIK 766004

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED JULY 11, 2004    COMMISSION FILE NUMBER 333-90817


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

YES                        NO
    -----------------         --------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES                        NO    X
    -----------------         --------------

THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF AUGUST 13, 2004 WAS 7,064,328.

==============================================================================

                                  SBARRO, INC.

                                 FORM 10-Q INDEX



PART I.      FINANCIAL INFORMATION                                         PAGES


Consolidated Financial Statements:

         Balance Sheets - July 11, 2004 (unaudited) and December 28, 2003....3-4

         Statements of Operations (unaudited) - Twenty Eight and Twelve
             Weeks ended July 11, 2004 and July 13, 2003.....................5-6

         Statements of Cash Flows (unaudited) - Twenty Eight Weeks ended

             July 11, 2004 and July 13, 2003.................................7-8

         Notes to Unaudited Consolidated Financial Statements...............9-24

Management's Discussion and Analysis of Financial Condition and Results of

    Operations.............................................................25-35

Qualitative and Quantitative Disclosures of Market Risk.......................36

Controls and Procedures.......................................................36

PART II.     OTHER INFORMATION................................................37

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                          SBARRO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  (In thousands)
                                                                                  --------------
ASSETS                                                               July 11, 2004        December 28, 2003
                                                                     -------------        -----------------
                                                                      (unaudited)

Current assets:
    Cash and cash equivalents                                            $39,265                 $56,409
    Receivables, net of allowance for doubtful
          accounts of $455 in 2004 and $488 in 2003:
              Franchisees                                                  2,192                   1,700
              Other                                                        1,268                   1,171

    Inventories                                                            2,931                   2,707
    Prepaid expenses                                                      10,126                   3,865
    Current portion of loans receivable from officers                      2,589                   2,810
                                                                      ----------             -----------
               Total current assets                                       58,371                  68,662
                                                                      ----------             -----------

Property and equipment, net                                               91,571                  96,604

Intangible assets:
    Trademarks, net                                                      195,916                 195,916
    Goodwill, net                                                          9,204                   9,204
    Deferred financing costs and other, net                                4,964                   5,482

Loans receivable from officers, less current portion                       3,062                   3,347

Other assets                                                               7,654                   7,614
                                                                      ----------             -----------
                                                                        $370,742                $386,829
                                                                      ==========             ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                          SBARRO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (CONTINUED)


                                                                         (In thousands except share data)
                                                                         --------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY                                     July 11, 2004        December 28, 2003
                                                                       -------------        -----------------
                                                                        (unaudited)

Current liabilities:
      Accounts payable                                                  $11,600                     $13,734
      Accrued expenses                                                   14,128                      18,795
      Accrued interest payable                                            9,260                       8,181
      Current portion of mortgage payable                                   176                         168
                                                                      ---------                  ----------
             Total current liabilities                                   35,164                      40,878
                                                                      ---------                  ----------

Deferred rent                                                             8,955                       8,711
                                                                      ---------                  ----------

Long-term debt, net                                                     268,252                     268,152
                                                                      ---------                  ----------

Contingencies:

Shareholders' equity:
      Preferred stock, $1 par value; authorized
               1,000,000 shares; none issued                                  -                           -
      Common stock, $.01 par value; authorized
               40,000,000 shares; issued and outstanding
               7,064,328 shares                                              71                          71
      Additional paid-in capital                                             10                          10
      Retained earnings                                                  58,290                      69,007
                                                                      ---------                  ----------
               Total shareholders' equity                                58,371                      69,088
                                                                      ---------                  ----------
                                                                       $370,742                    $386,829
                                                                      =========                  ==========




            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               (In thousands)
                                                                               --------------
                                                                       For the twenty eight weeks ended
                                                                     July 11, 2004          July 13, 2003
                                                                     -------------          -------------
Revenues:
     Restaurant sales                                                    $159,530               $156,754
     Franchise related income                                               5,991                  5,330
     Real estate and other                                                  3,407                  3,074
                                                                       -----------            ----------
           Total revenues                                                 168,928                165,158
                                                                       -----------            ----------

Costs and expenses:
     Cost of food and paper products                                       35,946                 33,547
     Payroll and other employee benefits                                   45,851                 45,827
     Other operating costs                                                 59,444                 59,529
     Depreciation and amortization                                          8,674                 10,409
     General and administrative costs                                      13,458                 14,066
     Provision for restaurant closings                                        375                  1,057
                                                                       -----------            ----------
            Total costs and expenses                                      163,748                164,435
                                                                       -----------            ----------

Operating income                                                            5,180                    723
                                                                       -----------            ----------

Other (expense) income:
     Interest expense                                                     (16,583)               (16,763)
     Interest income                                                          324                    411
     Equity in net income of unconsolidated affiliates                        748                    511
                                                                       -----------            ----------
            Net other (expense)                                           (15,511)               (15,841)
                                                                       -----------            ----------

(Loss) before minority interest                                           (10,331)               (15,118)
Minority interest                                                             (17)                   (10)
                                                                       -----------            ----------

(Loss) before income taxes                                                (10,348)               (15,128)

Income taxes                                                                  369                    574
                                                                       -----------            ----------

Net (loss)                                                               ($10,717)              ($15,702)
                                                                       ===========            ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                (In thousands)
                                                                                --------------
                                                                          For the twelve weeks ended
                                                                     July 11, 2004          July 13, 2003
                                                                     -------------          -------------
Revenues:
     Restaurant sales                                                   $68,684                $68,245
     Franchise related income                                             2,587                  2,391
     Real estate and other                                                1,446                  1,407
                                                                     -----------             ----------
           Total revenues                                                72,717                 72,043
                                                                     -----------             ----------

Costs and expenses:
     Cost of food and paper products                                     15,937                 14,243
     Payroll and other employee benefits                                 19,704                 19,816
     Other operating costs                                               25,637                 25,797
     Depreciation and amortization                                        3,678                  4,513
     General and administrative costs                                     5,344                  5,347
     Provision for restaurant closings                                      200                    528
                                                                     -----------             ----------
            Total costs and expenses                                     70,500                 70,244
                                                                     -----------             ----------

Operating income                                                          2,217                  1,799
                                                                     -----------             ----------

Other (expense) income:
     Interest expense                                                    (7,106)                (7,180)
     Interest income                                                        128                    197
     Equity in net income of unconsolidated affiliates                      350                    230
                                                                     -----------             ----------
             Net other (expense)                                         (6,628)                (6,753)
                                                                     -----------             ----------

(Loss) before minority interest                                          (4,411)                (4,954)

Minority interest                                                           (17)                    (5)
                                                                     -----------             ----------

(Loss) before income taxes                                               (4,428)                (4,959)

Income taxes                                                                128                    253
                                                                     -----------             ----------

Net (loss)                                                              ($4,556)               ($5,212)
                                                                     ===========             ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 (In thousands)
                                                                                 --------------
                                                                        For the twenty eight weeks ended
                                                                      July 11, 2004          July 13, 2003
                                                                      -------------          -------------

Operating activities:

Net (loss)                                                             ($10,717)               ($15,702)
Adjustments to reconcile net (loss) to net cash used
       in operating activities:
       Depreciation and amortization                                      8,674                  10,409
       Accretion of original issue discount                                 204                     204
       Amortization of deferred financing costs                             518                     579
       Increase in deferred rent, net                                       165                     212
       Loss on sale of other concept units                                    -                      50
       Restaurant closing costs                                             375                      71
       Minority interest                                                     17                      10
       Equity in net income of unconsolidated affiliates                   (748)                   (511)
       Dividends received from unconsolidated affiliate                     305                     119
                                                                     -----------             -----------
                                                                         (1,207)                 (4,559)

Changes in operating assets and liabilities:
       Receivables                                                         (289)                    422
       Inventories                                                         (224)                  1,005
       Prepaid expenses                                                  (6,147)                 (5,694)
       Other assets                                                          70                    (130)
       Accounts payable and accrued expenses                             (5,942)                  1,160
       Accrued interest payable                                           1,079                   1,079
                                                                     -----------             -----------

Net cash used in operating activities                                   (12,660)                 (6,717)
                                                                     -----------             -----------




            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)

                                                                                     (In thousands)
                                                                                     --------------
                                                                            For the twenty eight weeks ended
                                                                          July 11, 2004          July 13, 2003
                                                                          -------------          -------------

Investing activities:
      Purchases of property and equipment                                    ($4,211)               ($4,739)
                                                                          -----------             ----------
      Net cash used in investing activities                                   (4,211)                (4,739)
                                                                          -----------             ----------

Financing activities:
      Mortgage principal repayments                                              (96)                   (88)
      Tax distributions                                                         (682)                (1,10l)
      Reduction in loans receivable from officers                                505                      -
                                                                          -----------             ----------
      Net cash used in financing activities                                     (273)                (1,189)
                                                                          -----------             ----------

Decrease in cash and cash equivalents                                        (17,144)               (12,645)

Cash and cash equivalents at beginning of period                              56,409                 55,150
                                                                          -----------             ----------

Cash and cash equivalents at end of period                                   $39,265                $42,505
                                                                           ==========             ==========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                    $223                   $330
                                                                           ==========             ==========
Cash paid during the period for interest                                     $14,796                $14,867
                                                                           ==========             ==========




            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at July 11, 2004 and our consolidated results of operations and cash flows for the twenty-eight and twelve week periods ended July 11, 2004 and July 13, 2003 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

         Certain  items  in  the  financial   statement   presented   have  been
         reclassified to conform to the fiscal 2004 presentation.

2.       RECENT ACCOUNTING PRONOUNCEMENTS:

         Financial Accounting Standards Board (FASB) Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," was effective immediately upon its issuance during fiscal 2003 for all enterprises with variable interests in entities created after January 31, 2003. In December 2003, the FASB staff issued FIN No. 46(R) which changes the effective date for interests in variable interest entities created before February 1, 2003 beginning with the first interim reporting period after March 15, 2004. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The FASB has specifically exempted traditional franchise arrangements from the evaluations required under FIN No. 46(R). We have also reviewed our corporate relationships for possible coverage under FIN No. 46(R). The application of FIN No. 46(R) did not have a material effect on our disclosures and our financial position or results of operations. We have several variable interest entities, for which we provide disclosures. However, we are not the primary beneficiary and therefore do not need to consolidate these entities.

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

         Among other covenants, the indenture requires that, in order for us to borrow, our consolidated interest ratio coverage (as defined in the indenture), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters must be at least 2.5 to 1. As of July 11, 2004, that ratio was 1.3 to 1. As a result, we are not presently able to borrow funds except for the specifically permitted indebtedness, including up to $75 million of revolving credit loans.

         In order to make restricted payments, that ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture. We refer to the amount that is available for us to make dividends and other restricted payments as the "restricted payment availability". We cannot make restricted payments (other than distributions pursuant to the tax payment agreement) until we increase the restricted payment availability by approximately $20.5 million, and then only to the extent of any excess over that amount.

         In March 2000, one of our subsidiaries obtained a $16 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The outstanding principal balance of the loan as of July 11, 2004 was $15.4 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual debt service of at least 1.2 to 1.0.

         We were in compliance with all covenants in the indenture for the senior notes and our mortgage as of July 11, 2004.

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.       INCOME TAXES:

         We made Subchapter S tax distributions in the amount of $1.8 million to our shareholders related to our fiscal 2002 tax basis income. Of such amount, $1.1 million was paid in the first quarter of 2003 and $0.7 million was paid in the first quarter of 2004.

5.       LITIGATION:

         On December 20, 1999, Antonio Garcia and thirteen current and former general managers of Sbarro restaurants in California filed a complaint in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the Court denied the motion. The court issued a ruling in December 2003 which was unfavorable but failed to specify the amount of damages. We are appealing the ruling due to errors that we believe were made by the trial judge.

         On September 6, 2000, Manuel Jimenez and seven other current and former general managers of Sbarro restaurants in California filed a complaint against Sbarro in the Superior Court of California for Orange County alleging that the plaintiffs were improperly classified as exempt employees under California wage and hour law. The plaintiffs sought actual damages, punitive damages and costs of the lawsuit, including reasonable attorney's fees, each in unspecified amounts. Plaintiffs are represented by the same counsel who is representing the plaintiffs in the case discussed in the preceding paragraph. We have separately settled with two of the managers for immaterial amounts. The remaining parties to this case have agreed that it will be settled upon the same terms and conditions that the court orders in connection with its decision in the case discussed in the preceding paragraph.

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

         In August 2002, a subcontractor and the general contractor, pursuant to a construction contract to build a joint venture location that we closed in fiscal 2002 and is also the subject of the lawsuit discussed below, filed a complaint against the limited liability joint venture company alleging that they are owed approximately $800,000, plus interest. We are a defendant in the suit by reason of the fact that we guaranteed the bonds under which mechanics liens for the plaintiffs were bonded. The parties have agreed to binding

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         arbitration. We believe that our maximum liability that would result from the binding arbitration could be approximately $400,000.

         In May 2002, the landlord of the joint venture described above filed a complaint against Sbarro in the Supreme Court of the State of New York for Westchester County alleging that we were obligated to it, pursuant to a Guaranty Agreement we executed, for all rent during the remaining lease based on an alleged breach of the lease by the tenant, a subsidiary of the joint venture. We believe that our guarantee is limited in amount, while the landlord alleges that the guarantee covered all amounts that would become due during the remaining lease term. The court issued a ruling in November 2003 which established our liability at $500,000 and we have accrued for this amount. The landlord has appealed this decision.

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

         The following condensed consolidating financial information presents:

         (1) Condensed consolidating balance sheets as of July 11, 2004 (unaudited) and December 28, 2003 and statements of operations and cash flows for the twenty-eight and twelve weeks ended July 11, 2004 (unaudited) and July 13, 2003 (unaudited) of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the non-guarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

         (2) Elimination entries necessary to consolidate Sbarro, Inc., the parent, with the guarantor and non guarantor subsidiaries.

         The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the parent on the cost method.

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATING BALANCE SHEET
                               AS OF JULY 11, 2004
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                GUARANTOR      NONGUARANTOR
ASSETS                                            PARENT       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
------                                            ------       ------------    ------------     ------------    ------------

Current assets:
    Cash and cash equivalents                      $34,548          $3,594          $1,123                          $39,265
    Receivables less allowance for doubtful
            accounts of  $455
    Franchisees                                      2,192               -               -                            2,192
    Other                                             (228)          1,127             369                            1,268

    Inventories                                      1,229           1,557             145                            2,931
    Prepaid expenses                                 8,110           1,629             387                           10,126
    Current portion of loans receivable from
       officers                                      2,589                               -                            2,589
                                                ----------     -----------        ---------                     -----------

        Total current assets                        48,440           7,907           2,024                           58,371

Intercompany receivables                             2,948         311,057               -        ($314,005)              -

Investment in subsidiaries                          65,469               -               -          (65,469)              -

Property and equipment, net                         34,703          52,606           4,262                           91,571

Intangible assets:
    Trademarks, net                                195,916               -               -                          195,916
    Goodwill, net                                    9,101                               -              103           9,204
    Deferred financing costs and other, net          4,752             212               -                            4,964

Loans receivable from officers less current
      portion                                        3,062               -               -                            3,062

Other assets                                         8,504           1,781            (649)          (1,982)          7,654
                                                ----------     -----------        ---------    -------------    -----------

                                                  $372,895        $373,563          $5,637        ($381,353)       $370,742
                                                ==========     ===========        =========    =============    ===========

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATING BALANCE SHEET
                               AS OF JULY 11, 2004
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                             GUARANTOR     NONGUARANTOR
   LIABILITIES & SHAREHOLDERS' EQUITY          PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
   ----------------------------------          ------      ------------    ------------     ------------    ------------

Current liabilities:
    Accounts payable                            $10,485            $177           $340             $598         $11,600
    Accrued expenses                             11,023           1,293          1,812                           14,128
    Accrued interest payable                      9,260               -              -                            9,260
    Current portion of mortgage payable               -             176              -                -             176
                                              ----------     -----------      ---------     ------------      ---------

          Total current liabilities              30,768           1,646          2,152              598          35,164
                                              ----------     -----------      ---------     ------------      ---------

Intercompany payables                           311,057               -          2,948         (314,005)              -
                                              ----------     -----------      ---------     ------------      ---------

Deferred rent                                     8,284               -            671                            8,955
                                              ---------      ----------         ------                        ---------

Long-term debt, net                             253,032          15,220              -                          268,252
                                              ----------     -----------      ---------                       ---------

Shareholders' equity (deficit):
    Preferred stock, $1 par value;
      authorized 1,000,000 shares; None
      issued                                          -               -              -                                -
    Common stock, $.01 per value:
      authorized 40,000,000 shares;
      issued and outstanding 7,064,328
      shares                                         71               -              -                               71
    Additional paid-in capital                       10          65,469          2,477          (67,946)             10
    Retained earnings (deficit)                (230,327)        291,228         (2,611)               -          58,290
                                              ----------     -----------      ---------     ------------      ---------
                                               (230,246)        356,697           (134)         (67,946)         58,371
                                              ----------     -----------      ---------     ------------      ---------
    Total shareholders' equity (deficit)       $372,895        $373,563         $5,637        ($381,353)       $370,742
                                              ==========     ===========      =========     ============      =========


                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 28, 2003
                                 (IN THOUSANDS)


                                                             GUARANTOR     NONGUARANTOR
ASSETS                                         PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                               ------      ------------    ------------     ------------    ------------
Current assets:
    Cash and cash equivalents                   $49,515          $5,595         $1,299                          $56,409
    Receivables less allowance for
      doubtful accounts of $488
      Franchisees                                 1,700               -              -                            1,700
      Other                                        (191)            966            396                            1,171

    Inventories                                   1,177           1,387            143                            2,707
    Prepaid expenses                              4,039            (227)            53                            3,865
    Current portion of loans receivable
       from officers                              2,810                                                           2,810
                                              ----------     -----------      ---------                       ---------
          Total current assets                   59,050           7,721          1,891                           68,662

Intercompany receivables                          6,697         317,237              -        ($323,934)              -

Investment in subsidiaries                       65,469               -              -          (65,469)              -

Property and equipment, net                      36,189          55,706          4,709                           96,604

Intangible assets:
    Trademarks, net                             195,916               -              -                          195,916
    Goodwill, net                                 9,204               -              -                            9,204
    Deferred financing costs and other, net       5,369             233              -             (120)          5,482

Loans receivable from officers less
    current portion                               3,347               -              -                            3,347

Other assets                                      7,034           1,822           (212)          (1,030)          7,614
                                              ----------     -----------      ---------     ------------      ---------

                                               $388,275        $382,719         $6,388        $(390,553)       $386,829
                                              ==========     ===========      =========     ============      =========


                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 28, 2003
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                    GUARANTOR       NONGUARANTOR
    LIABILITIES & SHAREHOLDERS'EQUITY                 PARENT       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                      ------       ------------     ------------      ------------     ------------

    Current liabilities:
        Accounts payable                                $11,859           $129            $419             $1,327         $13,734
        Accrued expenses                                 15,542          1,447           1,806                             18,795
        Accrued interest payable                          8,181              -               -                              8,181
        Current portion of mortgage payable                   -            168               -                  -             168
                                                      ----------     -----------      ---------       ------------      ---------
          Total current liabilities                      35,582          1,744           2,225              1,327          40,878
                                                      ----------     -----------      ---------       ------------      ---------

    Intercompany payables                               317,236          2,958           3,740           (323,934)              -
                                                      ----------     -----------      ---------       ------------      ---------

    Deferred rent                                         8,009              -             702                              8,711
                                                      ----------    -----------       ---------                         ---------

    Long-term debt, net                                 252,827         15,325               -                            268,152
                                                      ----------    -----------       ---------                         ---------


    Shareholders' equity (deficit):
        Preferred stock, $1 par value; authorized
           1,000,000 shares; None issued
        Common stock, $.01 par value: authorized
           40,000,000 shares; issued and
           outstanding 7,064,328 shares                      71              -               -                                 71
        Additional paid-in capital                           10         65,469           2,477           (67,946)              10
        Retained earnings (deficit)                    (225,460)       297,223          (2,756)                -           69,007
                                                      ----------    -----------       ---------       ------------      ---------

        Total shareholders' equity (deficit)           (225,379)       362,692            (279)          (67,946)          69,088
                                                      ----------    -----------       ---------       ------------      ---------

                                                       $388,275       $382,719          $6,388         ($390,553)        $386,829
                                                      ==========    ===========       =========       ============        ========

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE TWENTY EIGHT WEEKS ENDED JULY 11, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           GUARANTOR     NONGUARANTOR
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                             ------      ------------    ------------     ------------    ------------
Revenues:
    Restaurant sales                          $68,652         $83,148         $7,730                         $159,530
    Franchise related income                    5,991               -              -                            5,991
    Real estate and other                       1,865           1,542              -                            3,407
    Intercompany charges                        4,985               -              -          $(4,985)              -
                                             ---------    ------------   ------------     ------------   -------------
       Total revenues                          81,493          84,690          7,730           (4,985)        168,928
                                             ---------    ------------   ------------     ------------   -------------

Cost and expenses:
    Cost of food and paper products            14,414          19,392          2,140                           35,946
    Payroll and other employee benefits        18,335          24,890          2,626                           45,851
    Other operating costs                      27,277          29,996          2,171                           59,444
    Depreciation and amortization               3,773           4,415            486                            8,674
    General and administrative                  7,290           6,017            151                           13,458
    Provision for restaurant closings             375               -              -                              375
    Intercompany charges                            -           4,985              -           (4,985)              -
                                             ---------    ------------   ------------     ------------   -------------
       Total costs and expenses                71,464          89,695          7,574           (4,985)        163,748
                                             ---------    ------------   ------------     ------------   -------------

Operating income (loss)                        10,029          (5,005)           156                            5,180
                                             ---------    ------------   ------------                    -------------

Other (expense) income:
    Interest expense                          (15,800)           (783)                                        (16,583)
    Interest income                               324               -                                             324
    Equity in net income  of
          unconsolidated affiliates               748               -                                             748
                                             ---------    ------------   ------------                    -------------

Net other expense                             (14,728)           (783)                                        (15,511)
                                             ---------    ------------   ------------                    -------------

(Loss) income before minority interest         (4,699)         (5,788)           156                          (10,331)

Minority interest                                   -              -             (17)                             (17)
                                             ---------    ------------   ------------                    -------------

(Loss) income before income taxes              (4,699)         (5,788)           139                          (10,348)
Income taxes (benefit)                            168             207             (6)                             369
                                             ---------    ------------   ------------                    -------------

Net (loss) income                             ($4,867)        ($5,995)          $145                         ($10,717)
                                             =========    ============   ============                    =============

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE TWENTY EIGHT WEEKS ENDED JULY 13, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                             ------      ------------    ------------     ------------    ------------
Revenues:
    Restaurant sales                          $66,633         $82,261         $7,860                         $156,754
    Franchise related income                    5,330               -              -                            5,330
    Real estate and other                       1,489           1,551             34                            3,074
    Intercompany charges                        5,492               -              -          $(5,492)              -
                                         -------------    ------------     ----------      -----------    ------------
       Total revenues                          78,944          83,812          7,894           (5,492)        165,158
                                         -------------    ------------     ----------      -----------    ------------

Cost and expenses:
    Restaurant operating expenses:
    Cost of food and paper products            13,578          17,914          2,055                           33,547
    Payroll and other employee benefits        18,866          24,245          2,716                           45,827
    Other operating costs                      27,024          30,378          2,127                           59,529
    Depreciation and amortization               4,697           5,173            539                           10,409
    General and administrative                  8,454           5,706            (94)                          14,066
    Provision for restaurant closings             900               -            157                            1,057
    Intercompany charges                            -           5,492              -           (5,492)              -
                                         -------------    ------------     ----------      -----------    ------------
       Total costs and expenses                73,519          88,908          7,500           (5,492)        164,435
                                         -------------    ------------     ----------      -----------    ------------


Operating income (loss)                         5,425          (5,096)           394                              723
                                         -------------    ------------     ----------                     ------------

Other (expense) income:
    Interest expense                          (15,978)           (785)                                        (16,763)
    Interest income                               411               -                                             411
    Equity in net income  of
       Unconsolidated affiliates                  511               -                                             511
                                         -------------    ------------                                    ------------

Net other expense                             (15,056)           (785)                                        (15,841)
                                         -------------    ------------                                    ------------

(Loss) income before minority interest         (9,631)         (5,881)           394                          (15,118)

Minority interest                                   -               -            (10)                             (10)
                                         -------------    ------------     ----------                     ------------

(Loss) income before income taxes              (9,631)         (5,881)           384                          (15,128)
Income taxes (benefit)                            373             215            (14)                             574
                                         -------------    ------------     ----------                     ------------

Net (loss) income                            $(10,004)        $(6,096)          $398                         $(15,702)
                                         =============    ============     ==========                     ============


                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE TWELVE WEEKS ENDED JULY 11, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                             ------      ------------    ------------     ------------    ------------

Revenues:
    Restaurant sales                          $29,669         $35,636         $3,379                          $68,684
    Franchise related income                    2,587               -              -                            2,587
    Real estate and other                         854             592              -                            1,446
    Intercompany charges                        2,461               -              -          ($2,461)              -
                                         -------------    ------------     ----------        ---------    ------------
       Total revenues                          35,571          36,228          3,379           (2,461)         72,717
                                         -------------    ------------     ----------        ---------    ------------

Cost and expenses:
    Cost of food and paper products             6,377           8,602            958                           15,937
    Payroll and other employee benefits         7,888          10,687          1,129                           19,704
    Other operating costs                      11,732          12,962            943                           25,637
    Depreciation and amortization               1,617           1,853            208                            3,678
    General and administrative                  3,004           2,241             99                            5,344
    Provision for restaurant closings             200               -              -                              200
    Intercompany charges                            -           2,461              -           (2,461)              -
                                         -------------    ------------     ----------        ---------    ------------
       Total costs and expenses                30,818          38,806          3,337           (2,461)         70,500
                                         -------------    ------------     ----------        ---------    ------------

Operating (loss) income                         4,753          (2,578)            42                            2,217
                                         -------------    ------------     ----------                     ------------

Other (expense) income:
    Interest expense                           (6,768)           (338)                                         (7,106)
    Interest income                               128               -                                             128
    Equity in net income  of
          unconsolidated affiliates               350               -                                             350
                                         -------------    ------------                                    ------------

Net other expense                              (6,290)           (338)                                         (6,628)
                                         -------------    ------------                                    ------------

(Loss) income before minority interest         (1,537)         (2,916)            42                           (4,411)

Minority interest                                   -               -            (17)                             (17)
                                         -------------    ------------     ----------                     ------------

(Loss) income before income taxes              (1,537)         (2,916)            25                           (4,428)
Income taxes                                       33              95              -                              128
                                         -------------    ------------     ----------                     ------------

Net (loss) income                             ($1,570)        ($3,011)           $25                          ($4,556)
                                         =============    ============    ===========                     ============

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE TWELVE WEEKS ENDED JULY 11, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                             ------      ------------    ------------     ------------    ------------

Revenues:
    Restaurant sales                          $29,217         $35,667         $3,361                          $68,245
    Franchise related income                    2,391               -              -                            2,391
    Real estate and other                         709             664             34                            1,407
    Intercompany charges                        2,333               -              -          $(2,333)              -
                                           -----------       ---------    -----------        ---------   -------------
       Total revenues                          34,650          36,331          3,395           (2,333)         72,043
                                           -----------       ---------    -----------        ---------   -------------

Cost and expenses:
    Cost of food and paper products             5,780           7,590            873                           14,243
    Payroll and other employee benefits         8,235          10,451          1,130                           19,816
    Other operating costs                      11,886          13,041            870                           25,797
    Depreciation and amortization               2,053           2,233            227                            4,513
    General and administrative                  3,455           2,081           (189)                           5,347
    Provision for restaurant closings             500               -             28                              528
    Intercompany charges                            -           2,333              -           (2,333)              -
                                           -----------       ---------    -----------        ---------   -------------
       Total costs and expenses                31,909          37,729          2,939           (2,333)         70,244
                                           -----------       ---------    -----------        ---------   -------------

Operating income (loss)                         2,741          (1,398)           456                            1,799
                                             --------         --------       -------                         --------

Other (expense) income:
    Interest expense                           (6,847)           (333)                                         (7,180)
    Interest income                               197               -                                             197
    Equity in net income  of
          unconsolidated affiliates               230               -                                             230
                                           -----------       ---------                                   -------------

Net other expense                              (6,420)           (333)                                         (6,753)
                                           -----------       ---------                                   -------------

(Loss) income before minority interest         (3,679)         (1,731)           456                           (4,954)

Minority interest                                   -               -             (5)                              (5)
                                           -----------       ---------    -----------                    -------------

(Loss) income before income taxes              (3,679)         (1,731)           451                           (4,959)
Income taxes (benefit)                            186              83            (16)                             253
                                           -----------       ---------    -----------                    -------------

Net (loss) income                             $(3,865)        $(1,814)          $467                          $(5,212)
                                           ===========       =========    ===========                    =============


                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE TWENTY EIGHT WEEKS ENDED JULY 11, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               GUARANTOR     NONGUARANTOR
                                                 PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                 ------      ------------    ------------    ------------   ------------
OPERATING ACTIVITIES:
---------------------

Net (loss) income                                ($4,866)         ($5,995)          $144                       ($10,717)
Adjustments to reconcile net (loss)
       income to net cash (used in)
       provided by operating activities:
    Depreciation and amortization                  3,773            4,415            486                          8,674
    Accretion of original issue discount             204                -              -                            204
    Amortization of deferred financial costs         498               20                                           518
    Increase in deferred rent, net                   160               36            (31)                           165
    Provision for restaurant closing                 375                -              -                            375
    Minority interest                                 -                 -             17                             17
    Equity in net income of
      unconsolidated affiliates                     (748)               -              -                           (748)
    Dividends received from
       unconsolidated affiliates                     305                -              -                            305
                                                 --------    -------------       --------                     ----------
                                                    (299)          (1,524)           616                         (1,207)

Changes in operating assets and liabilities:
    Receivables                                     (155)            (161)            27                           (289)
    Inventories                                      (52)            (170)            (2)                          (224)
    Prepaid expenses                              (3,956)          (1,857)          (334)                        (6,147)
    Other assets                                  (1,176)              80            438            $728             70
    Accounts payable and accrued expenses         (5,018)            (105)           (91)           (728)        (5,942)
    Accrued interest payable                       1,079                -              -                          1,079
                                                 --------    -------------       --------                     ----------

Net cash (used in) provided by operating
     activities                                   (9,577)          (3,737)           654                        (12,660)
                                                 --------    -------------       --------                     ----------

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE TWENTY EIGHT WEEKS ENDED JULY 11, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                            GUARANTOR     NONGUARANTOR
                                              PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              ------      ------------    ------------    ------------    ------------

INVESTING ACTIVITIES:
---------------------
Purchases of property and equipment            (2,453)          (1,720)           (38)                         (4,211)
                                            ----------        ---------    -----------                       ---------

Net cash used in investing activities          (2,453)          (1,720)           (38)                         (4,211)
                                            ----------        ---------    -----------                       ---------

FINANCING ACTIVITIES:
---------------------
Mortgage principal repayments                       -              (96)             -                             (96)
Tax distribution                                 (682)               -              -                            (682)
Loans receivable from officers                    505                -              -                             505
Intercompany balances                          (2,760)           3,552           (792)                              -
                                            ----------        ---------    -----------                       ---------

Net cash provided by (used in)
     financing activities                      (2,937)           3,456           (792)                           (273)
                                            ----------        ---------    -----------                       ---------

Decrease in cash and cash equivalents         (14,967)          (2,001)          (176)                        (17,144)

Cash and cash equivalents at beginning
   of period                                   49,515            5,595          1,299                          56,409
                                            ----------        ---------    -----------                       ---------

Cash and cash equivalents at end of
     period                                   $34,548           $3,594         $1,123                         $39,265
                                            ==========        =========    ===========                       =========

SS Supplemental disclosure of cash flow
     information:
Cash paid during the period for income
     taxes                                       $112              $95            $16                            $223
                                            ==========        =========    ===========                       =========

Cash paid during the period for interest      $14,025             $771              -                         $14,796
                                            ==========        =========    ===========                       ==========

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE TWENTY EIGHT WEEKS ENDED JULY 13, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   GUARANTOR      NONGUARANTOR
                                                     PARENT      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                     ------      ------------     ------------     ------------     ------------
OPERATING ACTIVITIES:
---------------------
Net (loss) income                                     ($10,004)      ($6,096)          $398                             ($15,702)
Adjustments to reconcile net (loss) income to
  net cash (used in) provided by operating
  activities:
  Depreciation and amortization                          4,697         5,173            539                               10,409
  Amortization of deferred financing costs                 579             -              -                                  579
  Accretion of original issue discount                     204             -              -                                  204
  Provision for restaurant closing                          71             -              -                                   71
  Increase (decrease) in deferred rent                     215           (27)            24                                  212
  Loss on sale of other concept units                        -             -             50                                   50
  Minority interest                                          -             -             10                                   10
  Equity in net income of unconsolidated
    affiliates                                            (511)            -              -                                 (511)
  Dividends received from unconsolidated
    affiliates                                             119             -              -                                  119
                                                    -----------    ----------      ---------                         ------------

                                                        (4,630)         (950)         1,021                               (4,559)
  Changes in operating assets and liabilities:
    Receivables                                             88           355            (21)                                 422
    Inventories                                            452           547              6                                1,005
    Prepaid expenses                                    (3,711)       (1,782)          (201)                              (5,694)
    Other assets                                          (592)          (27)           489                                 (130)
    Accounts payable and accrued expenses                  852           375            (67)                               1,160
    Accrued interest payable                             1,079             -              -                                1,079
                                                    -----------    ----------      ---------                         ------------

Net cash (used in) provided by operating
  activities                                           (6,462)        (1,482)         1,227                               (6,717)
                                                    -----------    ----------      ---------                         ------------


                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE TWENTY EIGHT WEEKS ENDED JULY 13, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         GUARANTOR      NONGUARANTOR
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                           ------       ------------    ------------    ------------    ------------

INVESTING ACTIVITIES:
---------------------
Purchase of property and equipment            (3,080)     (1,508)          (151)                           (4,739)
                                          -----------    --------        -------                         ---------

Net cash used in investing activities         (3,080)     (1,508)          (151)                           (4,739)
                                          -----------    --------        -------                         ---------

FINANCING ACTIVITIES:
---------------------

Mortgage principal repayments                      -         (88)             -                               (88)
Tax distribution                              (1,101)          -              -                            (1,101)
Intercompany balances                            733         553         (1,286)                                -
                                          -----------    --------        -------                         ---------

Net cash (used in) provided by
   financing activities                         (368)        465         (1,286)                           (1,189)
                                          -----------    --------        -------                         ---------

Decrease in cash and
  cash equivalents                            (9,910)     (2,525)          (210)                          (12,645)

Cash and cash equivalents at
  beginning of period                         47,636       6,539            975                            55,150
                                          -----------    --------        -------                         ---------

Cash and cash equivalents at
  end of period                              $37,726      $4,014           $765                           $42,505
                                          ===========    ========        =======                         =========

Supplemental disclosure of cash flow
  information:

Cash paid during the period for
  income taxes                                  $244         $73            $13                              $330
                                          ===========    ========        =======                         =========

Cash paid during the period for
  Interest                                   $14,102        $765              -                           $14,867
                                          ===========    ========        =======                         =========


                          SBARRO, INC. AND SUBSIDIARIES


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:

                                               28 WEEKS      28 WEEKS     12 WEEKS     12 WEEKS
                                               ---------     ---------    ---------    ---------
                                                 ENDED         ENDED       ENDED        ENDED          FISCAL YEAR
                                                 -----         -----       -----        -----       -----------------
                                               7/11/2004      7/13/03      7/11/04      7/13/03      2003       2002

Company-owned restaurants:
     Opened during period                          2             1            -             1          4         13
     Acquired from (sold to)
       franchisees during  period, net            (2)           (6)           -            (2)       (12)        (6)
     Closed during period                        (15)          (16)          (3)           (7)       (22)       (51)
     Open at end of period (1)                   513           537          513           537        528        558

Franchised restaurants:
     Opened during period                         23            22           14            12         39         42
     Purchased from (sold to)
        Company during
        period, net                                2             6            -             2         12          6
     Closed or terminated during   period         (5)          (13)           -            (5)       (17)       (20)
     Open at end of period                       407           368          407           368        387        353

All restaurants:
     Opened during period                         25            23           14            13         43         55
     Closed or terminated during period          (20)          (29)          (3)          (12)       (39)       (71)
     Opened at end of period (1)                 920           905          920           905        915        911

    Kiosks (all franchised) open at
        end of period                              3             3            3            3           3          3



(1) Excludes 29, 31, 29 and 32 other concept units as of July 11, 2004 and July 13, 2003, the end of fiscal 2003 and the end of fiscal 2002, respectively.

                          SBARRO, INC. AND SUBSIDIARIES

Our business is subject to seasonal fluctuations, and the effects of weather and economic conditions. Earnings have been highest in our fourth fiscal quarter due primarily to increased volume in shopping malls during the holiday shopping season. As a result, our annual earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter. In recent years, our fourth quarter income has fluctuated significantly due to a number of other factors, including the adverse effect of the general economic downturn and significant year end adjustments relating to asset impairment and store closing costs. Due to the seasonality of our business, we are not able to perform the testing for impairment on our goodwill and intangible assets with indefinite lives acquired prior to July 1, 2001 as required by SFAS No. 142, "Goodwill and Other Intangible Assets" until after our fourth quarter is completed. Our annual impairment test is performed at that time unless impairment factors are present earlier.

RELEVANT FINANCIAL INFORMATION

                                                          Twenty eight weeks ended            Twelve weeks ended
                                                       July 11, 2004    July 13, 2003    July 11, 2004    July 13, 2003
                                                       -------------    -------------    -------------    -------------
                                                                    in millions except number of locations

Comparable Sbarro - owned quick service sales(1)           $150.4           $142.8             $64.8           $62.6
Comparable Sbarro - owned quick service sales -
percentage change (1)                                         5.3%             4.5%              3.6%            2.6%
Franchise location sales                                   $127.1           $120.4             $55.2           $54.5
Franchise revenues                                           $6.0             $5.3              $2.6            $2.4
Cost of food and paper products as a percentage
of restaurant sales                                          22.5%            21.4%             23.2%           20.9%
Payroll and other benefits as a percentage of
restaurant sales                                             28.7%            29.2%             28.7%           29.0%
Other operating expenses as a percentage of
restaurant sales                                             37.3%            38.0%             37.3%           37.8%
General and administrative costs as a
percentage of revenues                                        8.0%             8.5%              7.4%            7.4%
Provision for asset impairment and restaurant
closings                                                     $0.4             $1.1              $0.2            $0.5

EBITDA                                                      $14.6            $11.6              $6.2            $6.5



(1) Comparable Sbarro-owned quick service sales dollar and annual percentage changes are based on locations that were comparable as of July 11, 2004 in each of the periods presented based on locations opened prior to December 29, 2002.

                          SBARRO, INC. AND SUBSIDIARIES

Our consolidated EBITDA for the first half of 2004 was $14.6 million compared to $11.6 million for the first half of 2003. Our consolidated EBITDA for the second quarter of 2004 was $6.2 million compared to $6.5 million for the second quarter of 2003. EBITDA represents earnings (losses) before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles of the United States ("GAAP") measure of a company's profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our senior notes in that EBITDA is one of the factors in the calculation of our compliance with the ratios in the indenture under which our senior notes are issued. We also internally use EBITDA as one of the measures to determine whether to continue operating or close restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our cash investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities. The following table reconciles EBITDA to our net loss for each of the periods presented which we believe is the most direct comparable GAAP financial measure to EBITDA (in thousands):


                                           Twenty eight weeks ended:             Twelve weeks ended:
                                           7/11/2004       7/13/2003          7/11/2004       7/13/2003
                                           ---------       ---------          ---------       ---------

EBITDA                                      $14,573          $11,633             $6,228          $6,537
Interest expense                            (16,583)         (16,763)            (7,106)         (7,180)
Interest income                                 324              411                128             197
Income taxes                                   (369)            (574)              (128)           (253)
Depreciation and amortization                (8,662)         (10,409)            (3,678)         (4,513)
                                          ==========       ==========        ===========        ========
Net loss                                   ($10,717)        ($15,702)           ($4,556)        ($5,212)
                                          ==========       ==========        ===========        ========

                          SBARRO, INC. AND SUBSIDIARIES

Restaurant sales increased $2.7 million, or 1.8%, to $159.5 million for the first half of fiscal 2004 from $156.8 million for the first half of fiscal 2003. The increase in sales included $2.9 million of higher sales of the quick service business offset by $0.2 million of lower sales of consolidated other concepts. The increase in quick service business included an approximate $7.6 million (5.3%) increase in comparable sales offset by the loss of approximately $6.6 million of sales from the closure, since the end of the first quarter of 2003, of generally low volume locations that did not have a material impact on our operating results. Sales for locations that opened during fiscal 2004 and an increase in sales of the locations that were opened during the first half of fiscal 2003 comprised the remaining $1.9 million increase in quick service sales.

Restaurant sales increased $0.5 million, or 0.6%, to $68.7 million for the second quarter of fiscal 2004 from $68.2 million in the second quarter of 2003. This increase in sales is primarily a result of $0.5 million of higher sales of the quick service business. The increase in the quick service business included an approximate $2.2 million (3.6%) increase in comparable sales offset by the loss of approximately $2.8 million of sales from the closure, since the end of the first quarter of 2003, of generally low volume locations that did not have a material impact on our operating results. Second quarter sales for both locations that opened during fiscal 2004 and the increase in sales of the locations that were opened during the first half of fiscal 2003 comprised the remaining $1.1 million increase in quick service sales.

We believe that the increases in comparable sales are primarily due to economic trends, the strengthening of operational management and training programs which generated operational efficiencies, as well as a series of selective price increases that became effective during the second quarter of fiscal 2004 and during the last half of the first quarter of 2004. We believe that the price increases will have an approximate 2% effect on sales on an annual basis.

Franchise related income increased 12.4% to $6.0 million for the first half of 2004 from $5.3 million in the first half of fiscal 2003. The increase in franchise related income is comprised of increases in royalties from comparable locations that resulted from sales increases of 12.5% for international locations and 3.1% for domestic locations as well as royalty income derived from locations opened during the first and second quarters of 2004 and 2003.

Franchise related income increased 8.2% to $2.6 million for the second quarter of 2004 from $2.4 million for the second quarter of 2003. The increase in franchise related income is comprised of increases in royalties from comparable locations that resulted from sales increases of 3.6% for international locations and 3.7% for domestic locations as well as royalty income derived during the second quarter from locations opened during the first and second quarters of 2004 and 2003.

Real estate and other revenues increased 10.8% and 2.8% in the first half and second quarter of fiscal 2004 from the same periods in fiscal 2003, respectively, primarily due to variations in certain vendor rebates relating to franchises and marketing allowances.

Cost of food and paper products as a percentage of restaurant sales increased to 22.5% for the first half of fiscal 2004 from 21.4% for the comparable 2003 fiscal period. These costs increased to 23.2% for the second quarter of 2004 from 20.9% for the comparable period in 2003. While

                          SBARRO, INC. AND SUBSIDIARIES

the cost of sales percentages in 2004 were positively impacted by operating efficiencies resulting from the increase in comparable unit sales and the price increases implemented during 2004, cheese prices increased to record high levels during the second fiscal quarter of 2004 but moderated significantly during the latter part of that quarter. These fluctuations in cheese prices resulted in 1.7% and 2.7% increases in the cost of sales in the first half and second quarter of fiscal 2004, respectively, when compared to the same periods in fiscal 2003.

Payroll and other employee benefits decreased to 28.7% of restaurant sales for the first half of 2004 from 29.2% of restaurant sales in the first half of 2003. Payroll and other employee benefits decreased to 28.7% of restaurant sales for the second quarter of fiscal 2004 from 29.0% of restaurant sales for the second quarter of fiscal 2003. These percentage decreases were primarily due to increased revenues as a result of both unit sales and price increases as well as the elimination of locations with higher payroll costs as a percentage of restaurant sales.

Other operating expenses decreased to 37.3% of restaurant sales in the first half of fiscal 2004 from 38.0% of restaurant sales in the first half of 2003. Other operating expenses decreased to 37.3% of restaurant sales for the second quarter of 2004 from 37.8% of restaurant sales for the second quarter of 2003. As a percentage of restaurant sales, these costs improved primarily as a result of the higher level of sales.

Depreciation and amortization expense was $1.7 million lower for the first half and $0.8 million lower for the second quarter of fiscal 2004, as compared to the same periods in 2003. Of the reduction in the first half of the year, $0.4 million was due to the reduction in the number of units in operation, $0.6 million was for locations that had been included in the provision for asset impairment in fiscal 2003 for which no depreciation was taken in fiscal 2004, $0.4 million related to locations that became fully depreciated during fiscal 2003 and $0.3 million related to depreciable assets at our former administrative office building on which the lease was terminated May 2004. Of the reduction in the second quarter of this year, $0.1 million was due to the reduction in the number of units in operation, $0.2 million was for locations that had been included in the provision for asset impairment in fiscal 2003, $0.2 million related to locations that became fully depreciated during fiscal 2003 and $0.2 million related to depreciable assests at our former administrative office building on which the lease was terminated May 2004.

General and administrative expenses were $13.5 million, or 8.0% of total revenues, for the first half of fiscal 2004 compared to $14.1 million, or 8.5% of total revenues, for the first half of 2003. Factors contributing to the changes for the first half of 2004 included approximately $1.4 million of lower costs due to the reduction in work force, a $0.2 million decrease in bad debt expense recorded in the first quarter of fiscal 2003 and bonuses of $0.7 million granted to certain executive officers in the first quarter of 2003 which were not granted in the first quarter of 2004 offset, in part, by $0.7 million recorded in the first quarter of fiscal 2004 of severance and other costs related to the reduction in work force and $0.7 million of costs related to new executives. In addition, general and administrative costs in the second quarter of 2003 included a $0.3 million gain on the sale of an other concept location. The annual effect of our reduction in work force on our administrative and general costs is estimated at $3.1 million.

                          SBARRO, INC. AND SUBSIDIARIES

General administrative expenses were $5.3 million in each second quarter, or 7.3% and 7.4% of total revenues, for the second quarter of fiscal 2004 and 2003, respectively. For the second quarter of 2004, there were lower costs due to the reduction in work force of approximately $0.7 million offset by costs of approximately $0.3 million for new executives. General and administrative costs in the second quarter of 2003 included a $0.3 million gain on the sale of an other concept location.

Interest expense for the first half of fiscal 2004 and 2003 was $16.6 million and $16.8 million, respectively, and $7.1 million and $7.2 million for the second quarter of 2004 and 2003, respectively. Interest costs were incurred for the 11%, $255 million senior notes issued to finance our going private transaction in 1999 and the 8.4%, $16 million mortgage loan on our corporate headquarters in 2001. In addition, interest expense includes non-cash charges for the accretion of the original issue discount on our senior notes and the amortization of deferred financing costs on the senior notes and the mortgage loan and, for 2003, the credit agreement that was terminated in the fourth quarter of fiscal 2003.

Equity in the net income of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concepts in which we have a 50% or less ownership interest. The $0.2 million and $0.1 million increase in the first half and second quarter of 2004, respectively, in our share of the equity in the net income of unconsolidated affiliates was primarily as a result of an improvement in the performance of our steakhouse joint venture. There currently are two steakhouses under construction which are expected to be completed by the end of fiscal 2004 or early in fiscal 2005. We do not have any further expansion plans for our unconsolidated joint ventures.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense was $0.4 million and approximately $0.6 million for the first halves and $0.1 million and $0.3 million for the second quarters of 2004 and 2003, respectively. The expense was for taxes owed by us (rather than our shareholders) to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income and for taxes withheld at the source of payment on foreign franchise income related payments.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH REQUIREMENTS

Our liquidity requirements relate to debt service, capital expenditures, working capital, investments in other ventures, distributions to shareholders when permitted under the indenture for the senior notes, to repay any borrowings we may make under our line of credit agreement and general corporate purposes. We incur annual cash interest expense of approximately $29.5 million under the senior notes and mortgage loan and may incur additional interest expense for borrowings under our line of credit. We are not required to make principal payments, absent the

                          SBARRO, INC. AND SUBSIDIARIES

occurrence of certain events, on our senior notes until they mature in September 2009. We believe that aggregate restaurant capital expenditures and our investments in joint ventures during fiscal 2004 will approximate the fiscal 2003 level of $8.5 million. Our $3.0 million line of credit which expires in May 2005 is uncommitted. Therefore, our lender could refuse to lend to us at any time. There were no unpaid capital expenditure commitments at July 11, 2004.

We expect our primary source of liquidity to meet these needs will be cash flow from operations. We do not presently expect to borrow under our line of credit in fiscal 2004 except for required letters of credit.

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

SOURCES AND USES OF CASH

The following table summarizes our cash and cash equivalents and working capital as at the end of the second quarter of 2004 and 2003 and the uses of our cash flows during the first half of each of the respective fiscal years:

                                                       As at and for the Six Months Ended
                                                       ----------------------------------
                                                    July 11, 2004              July 13, 2003
                                                    -------------              -------------
                                                                  (in millions)
                                                                  -------------
Liquidity at the end of periods
-------------------------------
Cash and cash equivalents                               $ 39.3                      $42.5
Working capital                                           23.2                       15.6
Net cash flows for the period
-----------------------------
Used in operating activities                             (12.7)                      (6.7)
Used in investing activities                              (4.2)                      (4.7)
Used in financing activities                              (0.3)                      (1.2)
Net decrease in cash                                     (17.2)                      (12.6)


We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations.

Net cash used in operating activities was $12.7 million for the first half of 2004 compared to $6.7 million used during the first half of 2003. The $5.9 million increase was primarily due to the effect of the decrease in the loss from operations, as adjusted for non-cash items, in the first half of 2004 compared to the same calculation for the first half of 2003 of approximately $3.3 million, income tax refunds received of approximately $0.3 million, contractual payments of $0.2

                          SBARRO, INC. AND SUBSIDIARIES

million related to prior year sales of other concept locations and a $2.4 million increase in the use of cash as a result of the timing of payments in fiscal 2004 for our insurance policy renewal as the 2003 policy renewals were financed, offset by an increase of approximately $1.2 million in inventory value due to increases in product costs, primarily cheese, a reduction in franchise related collections during fiscal 2004 of approximately $1.2 million and a decrease of approximately $4.7 million in accounts payable and accrued expenses between the comparable 2004 and 2003 periods due to the change in the level of sales just prior to the beginning of each of those fiscal years.

Net cash used in investing activities has historically been primarily for capital expenditures. Net cash used in investing activities decreased from $4.7 million for the first half of 2003 to $4.2 million for the first half of 2004 primarily due to $0.6 million that was expended in the first half of fiscal 2003 relating to an upgrade of our computer system.

Net cash used in financing activities was $0.3 million in the first half of fiscal 2004 compared to $1.2 million for the first half of fiscal 2003. Cash used in financing activities in both years resulted primarily from tax distributions to our shareholders. In March 2000, we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders. The indenture for the senior notes permits us to make distributions to shareholders under a formula that is designed to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and such income were taxed at the highest applicable federal and New York State marginal income tax rates. There are differences in the book and tax treatments of the provision for asset impairment, tax credits and in book and tax depreciation. The tax distributions in the first quarter of both fiscal years were made with respect to our taxable income for fiscal 2002. The $0.7 million distribution made in the first quarter of 2004 was declared in November 2003. We do not expect to make tax distributions in 2004 related to the 2003 results of operation.

FINANCING

As part of the transaction in which we became a privately-held company in 1999, we sold $255 million of 11% senior notes (at a price of 98.514% of par to yield 11.25% per annum), the net proceeds of which, together with substantially all of our then existing cash, was used to finance the transaction. At that time, we also entered into a $30 million credit agreement that we terminated in the fourth quarter of 2003.

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

Under our senior notes indenture, there are various covenants that limit our ability to borrow funds to make "restricted payments" including, among other things, dividend payments (other

                          SBARRO, INC. AND SUBSIDIARIES

than as distributions pursuant to the tax payment agreement), and to make investments in, among other things, unrestricted subsidiaries.

Among other covenants, the indenture requires that, in order for us to borrow, our consolidated interest ratio coverage (as defined in the Indenture), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters must be at least 2.5 to 1. As of July 11, 2004, that ratio was 1.3 to 1. As a result, we are not presently able to borrow funds except for specifically permitted indebtedness, including up to $75.0 million of revolving credit loans. In order to make restricted payments, that ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture. We refer to the amount that is available for us to make dividends and other restricted payments as the "restricted payment availability." We cannot make restricted payments (other than distributions pursuant to the tax payment agreement) until we increase the restricted payment availability by approximately $20.5 million, and then only to the extent of any excess over that amount.

In March 2000, one of our subsidiaries obtained a $16 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The outstanding principal balance of the loan as of July 11, 2004 was $15.4 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual debt service of at least 1.2 to 1.0.

We were in compliance with all covenants in the indenture for the senior notes and our mortgage as of July 11, 2004.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS
------------------------------------------

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Accounting policies often require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the first half of fiscal 2004, there were no material changes in the accounting policies, the application of which may have the most significant effect on our reported results of operations and financial position and that require judgments estimates and assumptions by management that can affect their application from the matters discussed under the heading "Critical Accounting Policies and Judgments" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

                          SBARRO, INC. AND SUBSIDIARIES

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------

During the first half of fiscal 2004 there were no changes in the matters discussed under the heading "Certain Relationships and Related Transactions" in
Part II, Item 13 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

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

Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to:

     o    general economic, weather and business conditions;
     o the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;
     o    changes in consumer tastes;
     o changes in population, energy prices and traffic patterns, including the effect that military action and terrorism or other events may have on the willingness of consumers to frequent shopping malls, airports or downtown areas which are the predominant areas in which our restaurants are located;
     o    our ability to continue to attract franchisees;
     o the success of our present, and any future, joint ventures and other expansion opportunities;
     o the availability of food (particularly cheese and tomatoes), beverage and paper products at current prices;
     o    our ability to pass along cost increases to our customers;
     o    no material increase occurring in the Federal minimum wage;
     o    the continuity of services of members of our senior management team;
     o our ability to attract and retain competent restaurant and executive managerial personnel;
     o    competition;
     o    the level of, and our ability to comply with, government regulations;
     o our ability to generate sufficient cash flow to make interest payments and principal under our senior notes and mortgage loan;
     o our ability to comply with covenants contained in the indenture under which the senior notes are issued, and the effects which the restrictions imposed by those covenants may have on our ability to operate our business; and
     o our ability to repurchase senior notes to the extent required in the event we make certain asset sales or experience a change of control.

                          SBARRO, INC. AND SUBSIDIARIES

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

                          SBARRO, INC. AND SUBSIDIARIES

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

ITEM 4.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of l934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Sbarro to disclose material information otherwise required to be set forth in our periodic reports.

Internal Control Over Financial Reporting:

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the twenty eight weeks ended July 11, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          SBARRO, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION
                           --------------------------


Item 1.       Legal proceedings

              None of the proceedings discussed in Item 3 of our Annual Report on Form 10-K for our 2003 fiscal year have been terminated and there have not been any material developments in those proceedings during the second fiscal quarter of fiscal 2004.

Item 6.       Exhibits and Reports on Form 8-K.

a)       Exhibits:

         31.01    Certification  of  Principal  Executive  Officer  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

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

                          SBARRO, INC. AND SUBSIDIARIES


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SBARRO, INC.
                                   --------------------------------------------
                                   Registrant


Date:     August 17, 2004          By: /s/ MICHAEL O'DONNELL
       ---------------------           ----------------------------------------
                                   Michael O'Donnell
                                   President and Chief Executive Officer


Date:     August 17, 2004          By: /s/ ANTHONY J. PUGLISI
       ---------------------           ----------------------------------------
                                   Anthony J. Puglisi
                                   Vice President; Chief Financial Officer and
                                   Principal Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


  EXHIBIT NUMBER                              DESCRIPTION
  --------------                              -----------


       31.01            Certification of Principal Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

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