Form 10-Q
period 2004-10-03
SBARRO INC
filed 2004-11-12
CIK 766004

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended October 3, 2004           Commission file number 333-90817


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

Yes           No
    -------      -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    X
    -------      -------


The number of shares of Common Stock of the registrant outstanding as of November 5, 2004 was 7,064,328.


================================================================================

                                  SBARRO, INC.

                                 FORM 10-Q INDEX


PART I.      FINANCIAL INFORMATION                                                                      PAGES

Consolidated Financial Statements:

         Balance Sheets - October 3, 2004 (unaudited) and December 28, 2003.............................3-4

         Statements of Operations (unaudited) - Forty and Twelve Weeks ended

             October 3, 2004 and October 5, 2003........................................................5-6

         Statements of Cash Flows (unaudited) - Forty Weeks ended

             October 3, 2004 and October 5, 2003........................................................7-8

         Notes to Unaudited Consolidated Financial Statements..........................................9-24

Management's Discussion and Analysis of Financial Condition and Results of

    Operations........................................................................................25-34

Qualitative and Quantitative Disclosures of Market Risk..................................................35

Controls and Procedures..................................................................................35

PART II.     OTHER INFORMATION...........................................................................36

Part I - Financial Information

Item 1.    Consolidated Financial Statements

                          SBARRO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    (In thousands)
                                                                --------------------------
ASSETS                                                      October 3, 2004   December 28, 2003
                                                                --------          --------
                                                              (unaudited)
Current assets:
    Cash and cash equivalents                                   $ 36,561          $ 56,409
    Receivables, net of allowance for doubtful
       accounts of $460 in 2004 and $488 in 2003:
         Franchisees                                               1,927             1,700
         Other                                                     1,666             1,171
    Inventories                                                    2,516             2,707
    Prepaid expenses                                              10,711             3,865
    Current portion of loans receivable from officers              5,550             2,810
                                                                --------          --------
               Total current assets                               58,931            68,662

Property and equipment, net                                       89,641            96,604

Intangible assets:
Trademarks, net                                                  195,916           195,916
Goodwill, net                                                      9,204             9,204
Deferred financing costs and other, net                            4,742             5,482

Loans receivable from officers, less current portion                 102             3,347
Other assets                                                       7,404             7,614
                                                                --------          --------
                                                                $365,940          $386,829
                                                                ========          ========



            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (CONTINUED)

                                                                (In thousands except share data)
                                                                  --------------------------
LIABILITIES & SHAREHOLDERS' EQUITY                            October 3, 2004   December 28, 2003
                                                                  --------          --------
                                                                (unaudited)
Current liabilities:
      Accounts payable                                            $ 11,050          $ 13,734
      Accrued expenses                                              18,343            18,795
      Accrued interest payable                                       1,708             8,181
      Current portion of mortgage payable                              179               168
                                                                  --------          --------
             Total current liabilities                              31,280            40,878
                                                                  --------          --------

Deferred rent                                                        9,024             8,711
                                                                  --------          --------

Long-term debt, net                                                268,294           268,152
                                                                  --------          --------

Commitments and contingencies:

Shareholders' equity:
      Preferred stock, $1 par value; authorized
               1,000,000 shares; none issued                             -                 -
      Common stock, $.01 par value; authorized
               40,000,000 shares; issued and outstanding
               7,064,328 shares                                         71                71
      Additional paid-in capital                                        10                10
      Retained earnings                                             57,261            69,007
                                                                  --------          --------
               Total shareholders' equity                           57,342            69,088
                                                                  --------          --------
                                                                  $365,940          $386,829
                                                                  ========          ========




            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         (In thousands)
                                                                  -----------------------------
                                                                    For the forty weeks ended
                                                                  -----------------------------
                                                               October 3, 2004     October 5, 2003
                                                                  ---------           ---------
Revenues:
     Restaurant sales                                             $ 233,587           $ 228,863
     Franchise related income                                         8,885               7,625
     Real estate and other                                            4,762               4,448
                                                                  ---------           ---------
           Total revenues                                           247,234             240,936
                                                                  ---------           ---------

Costs and expenses:
     Cost of food and paper products                                 52,015              49,248
     Payroll and other employee benefits                             66,109              66,357
     Other operating costs                                           85,997              85,790
     Depreciation and amortization                                   12,388              14,820
     General and administrative costs                                18,798              20,122
     Asset impairment and restaurant closing charges, net               560               4,467
                                                                  ---------           ---------
            Total costs and expenses                                235,867             240,804
                                                                  ---------           ---------
     Operating income                                                11,367                 132
                                                                  ---------           ---------

Other (expense) income:
     Interest expense                                               (23,697)            (23,930)
     Interest income                                                    468                 569
     Equity in net income of unconsolidated affiliates                  678                 270
                                                                  ---------           ---------
            Net other (expense)                                     (22,551)            (23,091)
                                                                  ---------           ---------

(Loss) before minority interest                                     (11,184)            (22,959)
Minority interest                                                       (42)                (22)
                                                                  ---------           ---------
(Loss) before income taxes                                          (11,226)            (22,981)
Income taxes                                                            520                 675
                                                                  ---------           ---------
Net (loss)                                                        ($ 11,746)          ($ 23,656)
                                                                  =========           =========



            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      (In thousands)
                                                                ---------------------------
                                                                For the twelve weeks ended
                                                                ---------------------------
                                                            October 3, 2004    October 5, 2003
                                                                --------           --------
Revenues:
     Restaurant sales                                           $ 74,057           $ 72,109
     Franchise related income                                      2,894              2,295
     Real estate and other                                         1,355              1,374
                                                                --------           --------
           Total revenues                                         78,306             75,778
                                                                --------           --------

Costs and expenses:
     Cost of food and paper products                              16,069             15,701
     Payroll and other employee benefits                          20,258             20,530
     Other operating costs                                        26,553             26,261
     Depreciation and amortization                                 3,726              4,411
     General and administrative costs                              5,328              6,056
     Asset impairment and restaurant closing costs, net              185              3,410
                                                                --------           --------
            Total costs and expenses                              72,119             76,369
                                                                --------           --------
Operating income (loss)                                            6,187               (591)
                                                                --------           --------

Other (expense) income:
     Interest expense                                             (7,114)            (7,167)
     Interest income                                                 144                158
     Equity in net loss of unconsolidated affiliates                 (70)              (241)
                                                                --------           --------
             Net other (expense)                                  (7,040)            (7,250)
                                                                --------           --------

(Loss) before minority interest                                     (853)            (7,841)
Minority interest                                                    (25)               (12)
                                                                --------           --------
(Loss) before income taxes                                          (878)            (7,853)
Income taxes                                                         151                101
                                                                --------           --------

Net (loss)                                                      ($ 1,029)          ($ 7,954)
                                                                ========           ========


            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              (In thousands)
                                                                                         ---------------------------
                                                                                        For the forty weeks ended
                                                                                         ---------------------------
                                                                                    October 3, 2004    October 5, 2003
                                                                                         --------           --------
Operating activities:
Net (loss)                                                                               ($11,746)          ($23,656)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
       Depreciation and amortization                                                       12,388             14,820
       Accretion of original issue discount                                                   292                292
       Amortization of deferred financing costs                                               740                826
       Asset impairment and restaurant closing costs, net                                     560              4,467
       Increase in deferred rent, net                                                         282                232
       Loss on sale of other concept units                                                      -                 50
       Minority interest                                                                       42                 22
       Equity in net income of unconsolidated affiliates                                     (678)              (270)
       Dividends received from unconsolidated affiliate                                       305                119
                                                                                         --------           --------
                                                                                            2,185             (3,098)
Changes in operating assets and liabilities:
       Receivables                                                                           (400)               351
       Inventories                                                                            191                987
       Prepaid expenses                                                                    (6,770)            (6,371)
       Other assets                                                                           207               (105)
       Accounts payable and accrued  expenses                                              (2,267)            (1,898)
       Accrued interest payable                                                            (6,473)            (6,473)
                                                                                         --------           --------
Net cash (used in) operating activities                                                   (13,327)           (16,607)
                                                                                         --------           --------



            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)

                                                                 (In thousands)
                                                            ---------------------------
                                                            For the forty weeks ended
                                                            ---------------------------
                                                         October 3, 2004   October 5, 2003
                                                            --------           --------
Investing activities:
      Purchases of property and equipment                   ($ 6,206)          ($ 6,265)
                                                            --------           --------
      Net cash used in investing activities                   (6,206)            (6,265)
                                                            --------           --------

Financing activities:
      Mortgage principal repayments                             (139)              (128)
      Tax distributions                                         (682)            (1,10l)
      Reduction in loans receivable from officers                506                  -
                                                            --------           --------
      Net cash used in financing activities                     (315)            (1,229)
                                                            --------           --------

Decrease in cash and cash equivalents                        (19,848)           (24,101)

Cash and cash equivalents at beginning of period              56,409             55,150
                                                            --------           --------


Cash and cash equivalents at end of period                  $ 36,561           $ 31,049
                                                            ========           ========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                $    285           $    378
                                                            ========           ========
Cash paid during the period for interest                    $ 29,138           $ 29,250
                                                            ========           ========



            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at October 3, 2004 and our consolidated results of operations and cash flows for the forty and twelve week periods ended October 3, 2004 and October 5, 2003 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, reported in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

         Certain  items  in  the  financial   statements   presented  have  been
         reclassified to conform to the fiscal 2004 presentation.

2.       Recent accounting pronouncements:

         Financial Accounting Standards Board (FASB) Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," was effective immediately upon its issuance during fiscal 2003 for all enterprises with variable interests in entities created after January 31, 2003. In December 2003, the FASB staff issued FIN No. 46(R) which changes the effective date for interests in variable interest entities created before February 1, 2003 beginning with the first interim reporting period after March 15, 2004. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The FASB has specifically exempted traditional franchise arrangements from the evaluations required under FIN No. 46(R). We have reviewed our corporate relationships for possible coverage under FIN No. 46(R). The application of FIN No. 46(R) did not have a material effect on our disclosures and our financial position or results of operations. We have several variable interest entities, for which we provide disclosures. However, we are not the primary beneficiary and therefore do not need to consolidate these entities.

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

         The new line of credit contains no financial covenants or unused line fees. Interest applicable to the loans under the new line of credit is at the bank's prime rate at the time of any borrowings. The line expires in May 2005. There currently are $1.7 million of letters of credit outstanding.

         Under our senior notes indenture, there are various covenants that limit our ability to borrow funds, other than certain permitted indebtedness, to make "restricted payments" including, among other things, dividend payments and to make investments in, among other things, unrestricted subsidiaries. The indenture for the senior notes permits us to make distributions to shareholders pursuant to a tax payment agreement between us and our shareholders that contains a formula that is designed to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and such income were taxed at the highest applicable federal and New York State marginal income tax rates.

         Among other covenants, the indenture requires that, in order for us to borrow, our consolidated interest ratio coverage (as defined in the indenture), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters must be at least 2.5 to 1. As of October 3, 2004, that ratio was 1.4 to 1. As a result, we are not presently able to borrow funds except for specifically permitted indebtedness, including up to $75 million of revolving credit loans.

         In order to make restricted payments, that ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture. We refer to the amount that is available for us to make dividends and other restricted payments as the "restricted payment availability". We cannot make restricted payments (other than distributions pursuant to the tax payment agreement) until we increase the restricted payment availability by approximately $20.3 million, and then only to the extent of any excess over that amount.

         In March 2000, one of our subsidiaries obtained a $16 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $.1 million. The outstanding principal balance of the loan as of October 3, 2004 was $15.4 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual debt service of at least
         1.2 to 1.

         We were in compliance with all covenants in the indenture for the senior notes and our mortgage as of October 3, 2004.

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


4.       Income taxes:

         We made Subchapter S tax distributions in the amount of $1.8 million to our shareholders related to our fiscal 2003 tax basis income. Of such amount, $1.1 million was paid in the first quarter of 2003 and $.7 million was paid in the first quarter of 2004.

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

         In August 2002, a subcontractor and the general contractor, pursuant to a construction contract to build a joint venture location that we closed in fiscal 2002 and is also the subject of the lawsuit discussed below, filed a complaint against the limited liability joint venture company alleging that plaintiffs are owed approximately $800,000, plus interest. We are a defendant in the suit by reason of the fact that we guaranteed the bonds under

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


         which mechanics liens for the plaintiffs were bonded. The parties have agreed to binding arbitration. We believe that our maximum liability that would result from the binding arbitration should be approximately $400,000 and we have included this amount in our financial statements.

         In May 2002, the landlord of the joint venture described above filed a complaint against Sbarro in the Supreme Court of the State of New York for Westchester County alleging that we were obligated to it, pursuant to a Guaranty Agreement we executed, for all rent during the remaining lease based on an alleged breach of the lease by the tenant, a subsidiary of the joint venture. We believe that our guarantee is limited in amount, while the landlord alleges that the guarantee covered all amounts that would become due during the remaining lease term. The court issued a ruling in November 2003 which established our liability at $500,000 and we have included this amount in our financial statements. The landlord has appealed this decision.

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

         The following condensed consolidating financial information presents:

         (1) Condensed consolidating balance sheets as of October 3, 2004 (unaudited) and December 28, 2003 and statements of operations and cash flows for the forty and twelve weeks ended October 3, 2004 (unaudited) and October 5, 2003 (unaudited) of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the non-guarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

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

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


                           Consolidating Balance Sheet
                              As of October 3, 2004
                        (In thousands except share data)
                                   (Unaudited)


                                                               Guarantor     Nonguarantor
ASSETS                                            Parent      Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                 ---------      ---------      ---------       ---------       ---------
Current assets:
    Cash and cash equivalents                    $  31,839      $   3,578      $   1,144                       $  36,561
    Receivables less allowance for doubtful
     accounts of $460
      Franchisees                                    1,927              -              -                           1,927
      Other                                             73          1,052            541                           1,666
    Inventories                                      1,039          1,334            143                           2,516
    Prepaid expenses                                 8,139          2,212            360                          10,711
    Current portion of loans receivable from
      officers                                       5,550              -              -                           5,550
                                                 ---------      ---------      ---------                       ---------

        Total current assets                        48,567          8,176          2,188          58,931

Intercompany receivables                             2,687        310,892              -       ($313,579)              -

Investment in subsidiaries                          65,469              -              -         (65,469)              -

Property and equipment, net                         33,941         51,586          4,114               -          89,641

Intangible assets:
    Trademarks, net                                195,916              -              -               -         195,916
    Goodwill, net                                    9,101              -              -             103           9,204
    Deferred financing costs and other, net          4,539            203              -               -           4,742

Loans receivable from officers, less current
    portion                                            102              -              -               -             102

Other assets                                         8,277          1,752           (654)         (1,971)          7,404
                                                 ---------      ---------      ---------       ---------       ---------

                                                 $ 368,599      $ 372,609      $   5,648       ($380,916)      $ 365,940
                                                 =========      =========      =========       =========       =========

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements



                           Consolidating Balance Sheet
                              As of October 3, 2004
                        (In thousands except share data)
                                   (Unaudited)

                                                              Guarantor     Nonguarantor
   LIABILITIES & SHAREHOLDERS' EQUITY            Parent      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                               ---------       ---------       ---------       ---------       ---------
Current liabilities:
      Accounts payable                         $   9,822       $     224       $     395       $     609       $  11,050
      Accrued expenses                            14,997           1,636           1,710               -          18,343
      Accrued interest payable                     1,708               -               -               -           1,708
      Current portion of mortgage payable              -             179               -               -             179
                                               ---------       ---------       ---------       ---------       ---------

            Total current liabilities             26,527           2,039           2,105             609          31,280
                                               ---------       ---------       ---------       ---------       ---------

Intercompany payables                            310,892               -           2,687        (313,579)              -
                                               ---------       ---------       ---------       ---------       ---------

Deferred rent                                      8,378               -             646               -           9,024
                                               ---------       ---------       ---------       ---------       ---------

Long-term debt, net                              253,119          15,175               -               -         268,294
                                               ---------       ---------       ---------       ---------       ---------

Shareholders' equity (deficit):
      Preferred stock, $1 par value;
        authorized 1,000,000 shares; none
        issued                                         -               -               -               -               -
      Common stock, $.01 per value:
        authorized 40,000,000 shares;
        issued and outstanding 7,064,328
        shares                                        71               -               -               -              71
      Additional paid-in capital                      10          65,469           2,477         (67,946)             10
      Retained earnings (deficit)               (230,398)        289,926          (2,267)              -          57,261
                                               ---------       ---------       ---------       ---------       ---------

      Total shareholders' equity (deficit)      (230,317)        355,395             210         (67,946)         57,342
                                               ---------       ---------       ---------       ---------       ---------

                                               $ 368,599       $ 372,609       $   5,648       ($380,916)      $ 365,940
                                               =========       =========       =========       =========       =========

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements



                           Consolidating Balance Sheet
                             As of December 28, 2003
                                 (In thousands)

                                                                    Guarantor    Nonguarantor
ASSETS                                                Parent      Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                    ---------       ---------       ---------       ---------       ---------
Current assets:
     Cash and cash equivalents                      $  49,515       $   5,595       $   1,299                       $  56,409
     Receivables less allowance for
       doubtful accounts of $488
        Franchisees                                     1,700               -               -                           1,700
        Other                                            (191)            966             396                           1,171

     Inventories                                        1,177           1,387             143                           2,707
     Prepaid expenses                                   4,039            (227)             53                           3,865
     Current portion of loans receivable
       from officers                                    2,810           2,810
                                                    ---------       ---------       ---------                       ---------
           Total current assets                        59,050           7,721           1,891                          68,662

Intercompany receivables                                6,697         317,237               -       ($323,934)              -

Investment in subsidiaries                             65,469               -               -         (65,469)              -

Property and equipment, net                            36,189          55,706           4,709               -          96,604

Intangible assets:
     Trademarks, net                                  195,916               -               -               -         195,916
     Goodwill, net                                      9,101               -               -             103           9,204
     Deferred financing costs and other, net            5,369             233               -            (120)          5,482

Loans receivable from officers, less
  current portion                                       3,347               -               -               -           3,347

Other assets                                            7,137           1,822            (212)         (1,133)
                                                    ---------       ---------       ---------       ---------       ---------
                                                                                                                        7,614

                                                    $ 388,275       $ 382,719       $   6,388       ($390,553)      $ 386,829
                                                    =========       =========       =========       =========       =========

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


                           Consolidating Balance Sheet
                             As of December 28, 2003
                        (In thousands except share data)


                                                                      Guarantor      Nonguarantor
    LIABILITIES & SHAREHOLDERS'    EQUITY                Parent      Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                       ---------       ---------       ---------       ---------       ---------
 Current liabilities:
     Accounts payable                                  $  11,859       $     129       $     419       $   1,327       $  13,734
     Accrued expenses                                     15,542           1,447           1,806               -          18,795
     Accrued interest payable                              8,181               -               -               -           8,181
     Current portion of mortgage payable                       -             168               -               -             168
                                                       ---------       ---------       ---------       ---------       ---------
     Total current liabilities                            35,582           1,744           2,225           1,327          40,878
                                                       ---------       ---------       ---------       ---------       ---------

 Intercompany payables                                   317,236           2,958           3,740        (323,934)              -
                                                       ---------       ---------       ---------       ---------       ---------

 Deferred rent                                             8,009               -             702               -           8,711
                                                       ---------       ---------       ---------       ---------       ---------

Long-term debt, net                                      252,827          15,325               -               -         268,152
                                                       ---------       ---------       ---------       ---------       ---------


 Shareholders' equity (deficit):
     Preferred stock, $1 par value; authorized
        1,000,000 shares; None issued
     Common stock, $.01 par value: authorized
        40,000,000 shares; issued and
        outstanding 7,064,328 shares                          71               -               -               -              71
     Additional paid-in capital                               10          65,469           2,477         (67,946)             10
     Retained earnings (deficit)
                                                        (225,460)        297,223          (2,756)              -          69,007
                                                       ---------       ---------       ---------       ---------       ---------

     Total shareholders' equity (deficit)               (225,379)        362,692            (279)        (67,946)         69,088
                                                       ---------       ---------       ---------       ---------       ---------

                                                       $ 388,275       $ 382,719       $   6,388       ($390,553)      $ 386,829
                                                       =========       =========       =========       =========       =========

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements



                      Consolidating Statement of Operations
                    For the forty weeks ended October 3, 2004
                                 (In thousands)
                                   (Unaudited)

                                                           Guarantor     Nonguarantor
                                             Parent       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                            ---------       ---------       ---------       ---------       ---------
Revenues:
    Restaurant sales                        $ 101,279       $ 121,128       $  11,180                       $ 233,587
    Franchise related income                    8,885               -           8,885
    Real estate and other                       2,569           2,193               -                           4,762
    Intercompany charges                        8,319               -               -       ($  8,319)              -
                                            ---------       ---------       ---------       ---------       ---------
       Total revenues                         121,052         123,321          11,180          (8,319)        247,234
                                            ---------       ---------       ---------       ---------       ---------

Cost and expenses:
    Cost of food and paper products            21,064          27,898           3,053               -          52,015
    Payroll and other employee benefits        26,389          35,968           3,752               -          66,109
    Other operating costs                      39,812          43,041           3,144               -          85,997
    Depreciation and amortization               5,345           6,346             697               -          12,388
    General and administrative costs           11,148           7,626              24               -          18,798
    Restaurant closing charges, net               560               -               -               -             560
    Intercompany charges                            -           8,319               -          (8,319)              -
                                            ---------       ---------       ---------       ---------       ---------
       Total costs and expenses               104,318         129,198          10,670          (8,319)        235,867
                                            ---------       ---------       ---------       ---------       ---------

Operating income (loss)                        16,734          (5,877)            510               -          11,367
                                            ---------       ---------       ---------       ---------       ---------

Other (expense) income:
    Interest expense                          (22,588)         (1,109)              -               -         (23,697)
    Interest income                               468               -               -               -             468
    Equity in net income of
      unconsolidated affiliates                   678               -               -               -             678
                                            ---------       ---------       ---------       ---------       ---------

Net other (expense)                           (21,442)         (1,109)              -               -         (22,551)
                                            ---------       ---------       ---------       ---------       ---------

(Loss) income before minority interest         (4,708)         (6,986)            510               -         (11,184)

Minority interest                                   -               -             (42)              -             (42)
                                            ---------       ---------       ---------       ---------       ---------

(Loss) income before income taxes              (4,708)         (6,986)            468               -         (11,226)

Income taxes (benefit)                            231             310             (21)              -             520
                                            ---------       ---------       ---------       ---------       ---------

Net (loss) income                           ($  4,939)      ($  7,296)      $     489               -       ($ 11,746)
                                            =========       =========       =========       =========       =========

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


                      Consolidating Statement of Operations
                    For the forty weeks ended October 5, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                Guarantor      Nonguarantor
                                                   Parent      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                 ---------       ---------       ---------       ---------       ---------
Revenues:
    Restaurant sales                             $  98,078       $ 119,528       $  11,257                       $ 228,863
    Franchise related income                         7,625               -               -                           7,625
    Real estate and other                            2,170           2,217              61                           4,448
    Intercompany charges                             7,841               -               -       ($  7,841)              -
                                                 ---------       ---------       ---------       ---------       ---------
       Total revenues                              115,714         121,745          11,318          (7,841)        240,936
                                                 ---------       ---------       ---------       ---------       ---------

Cost and expenses:

    Cost of food and paper products                 20,105          26,180           2,963               -          49,248
    Payroll and other employee benefits             27,300          35,218           3,839               -          66,357
    Other operating costs                           39,048          43,682           3,060               -          85,790
    Depreciation and amortization                    6,727           7,328             765               -          14,820
    General and administrative costs                11,959           8,176             (13)              -          20,122
    Asset impairment and restaurant closing
       charges, net                                  4,310               -             157               -           4,467
    Intercompany charges                                 -           7,841               -          (7,841)              -
                                                 ---------       ---------       ---------       ---------       ---------
       Total costs and expenses                    109,449         128,425          10,771          (7,841)        240,804
                                                 ---------       ---------       ---------       ---------       ---------

Operating income (loss)                              6,265          (6,680)            547               -             132

Other (expense) income:
    Interest expense                               (22,810)         (1,120)              -               -         (23,930)
    Interest income                                    569               -               -               -             569
    Equity in net income  of unconsolidated
       affiliates                                      270               -               -               -             270
                                                 ---------       ---------       ---------       ---------       ---------

Net other expense                                  (21,971)         (1,120)              -               -         (23,091)
                                                 ---------       ---------       ---------       ---------       ---------

(Loss) income before minority interest             (15,706)         (7,800)            547               -         (22,959)

Minority interest                                        -               -             (22)              -             (22)
                                                 ---------       ---------       ---------       ---------       ---------

(Loss) income before income taxes                  (15,706)         (7,800)            525               -         (22,981)
                                                 ---------       ---------       ---------       ---------       ---------

Income taxes (benefit)                                 447             244             (16)              -             675
                                                 ---------       ---------       ---------       ---------       ---------

Net (loss) income                                ($ 16,153)      ($  8,044)      $     541               -       ($ 23,656)
                                                 =========       =========       =========       =========       =========

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


                      Consolidating Statement of Operations
                   For the twelve weeks ended October 3, 2004
                                 (In thousands)
                                   (Unaudited)

                                                          Guarantor     Nonguarantor
                                             Parent      Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                            --------       --------       --------       --------       --------
Revenues:
    Restaurant sales                        $ 32,627       $ 37,980       $  3,450                      $ 74,057
    Franchise related income                   2,894              -              -                         2,894
    Real estate and other                        705            650              -                         1,355
    Intercompany charges                       3,334              -              -       ($ 3,334)             -
                                            --------       --------       --------       --------       --------
       Total revenues                         39,560         38,630          3,450         (3,334)        78,306
                                            --------       --------       --------       --------       --------

Cost and expenses:
    Cost of food and paper products            6,650          8,506            913              -         16,069
    Payroll and other employee benefits        8,054         11,078          1,126              -         20,258
    Other operating costs                     12,535         13,045            973              -         26,553
    Depreciation and amortization              1,584          1,931            211              -          3,726
    General and administrative costs           3,846          1,609           (127)             -          5,328
    Restaurant closing charges, net              185              -              -              -            185
    Intercompany charges                           -          3,334              -         (3,334)             -
                                            --------       --------       --------       --------       --------
       Total costs and expenses               32,854         39,503          3,096         (3,334)        72,119
                                            --------       --------       --------       --------       --------

Operating (loss) income                        6,706           (873)           354              -          6,187
                                            --------       --------       --------       --------       --------

Other (expense) income:
    Interest expense                          (6,788)          (326)             -              -         (7,114)
    Interest income                              144              -              -              -            144
    Equity in net income  of
      unconsolidated affiliates                  (70)             -              -              -            (70)
                                            --------       --------       --------       --------       --------

Net other (expense)                           (6,714)          (326)             -              -         (7,040)
                                            --------       --------       --------       --------       --------

(Loss) income before minority interest            (8)        (1,199)           354              -           (853)

Minority interest                                  -              -            (25)             -            (25)
                                            --------       --------       --------       --------       --------

(Loss) income before income taxes                 (8)        (1,199)           329              -           (878)

Income taxes (benefit)                            63            104            (16)             -            151
                                            --------       --------       --------       --------       --------

Net (loss) income                           $    (71)      $ (1,303)      $    345              -       $ (1,029)
                                            ========       ========       ========       ========       ========

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


                      Consolidating Statement of Operations
                   For the twelve weeks ended October 5, 2003
                                 (In thousands)
                                   (Unaudited)

                                                               Guarantor     Nonguarantor
                                                  Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                 --------       --------       --------       --------       --------
Revenues:
    Restaurant sales                             $ 31,445       $ 37,267       $  3,397                      $ 72,109
    Franchise related income                        2,295              -              -                         2,295
    Real estate and other                             682            666             26                         1,374
    Intercompany charges                            2,349              -              -       ($ 2,349)             -
                                                 --------       --------       --------       --------       --------
       Total revenues                              36,771         37,933          3,423         (2,349)        75,778
                                                 --------       --------       --------       --------       --------

Cost and expenses:
    Cost of food and paper products                 6,526          8,267            908              -         15,701
    Payroll and other employee benefits             8,434         10,973          1,123              -         20,530
    Other operating costs                          12,029         13,302            930              -         26,261
    Depreciation and amortization                   2,029          2,155            227              -          4,411
    General and administrative costs                3,505          2,470             81              -          6,056
    Asset impairment and restaurant closing
      charges, net                                  3,410              -              -              -          3,410
    Intercompany charges                                -          2,349              -         (2,349)             -
                                                 --------       --------       --------       --------       --------
       Total costs and expenses                    35,933         39,516          3,269         (2,349)        76,369
                                                 --------       --------       --------       --------       --------

Operating income (loss)                               838         (1,583)           154              -           (591)
                                                 --------       --------       --------       --------       --------

Other (expense) income:
    Interest expense                               (6,832)          (335)             -              -         (7,167)
    Interest income                                   158              -              -              -            158
    Equity in net income  of
      unconsolidated affiliates                      (241)             -              -              -           (241)
                                                 --------       --------       --------       --------       --------

                                                   (6,915)          (335)             -              -         (7,250)
                                                 --------       --------       --------       --------       --------

(Loss) income before minority interest             (6,077)        (1,918)           154              -         (7,841)

Minority interest                                       -              -            (12)             -            (12)
                                                 --------       --------       --------       --------       --------

(Loss) income before income taxes                  (6,077)        (1,918)           142              -         (7,853)
Income taxes (benefit)                                 73             30             (2)             -            101
                                                 --------       --------       --------       --------       --------

Net (loss) income                                ($ 6,150)      ($ 1,948)      $    144              -       ($ 7,954)
                                                 ========       ========       ========       ========       ========

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


                      Consolidating Statement of Cash Flows
                    For the forty weeks ended October 3, 2004
                                 (In thousands)
                                   (Unaudited)

                                                                 Guarantor      Nonguarantor
                                                    Parent      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                     --------       --------       --------       --------       --------
Operating Activities:
---------------------

Net (loss) income                                    ($ 4,939)      ($ 7,296)      $    489                      ($11,746)
  Adjustments to reconcile net (loss) income to
      net cash (used in) provided by operating
      activities:
     Depreciation and amortization                      5,258          6,433            697                        12,388
     Accretion of original issue discount                 292              -              -                           292
     Amortization of deferred financial costs             711             29              -                           740
     Asset impairment and restaurant closing
      charges, net                                        560              -              -                           560
     Increase in deferred rent, net                       272             66            (56)                          282
     Minority interest                                      -              -             42                            42
     Equity in net income of unconsolidated
      affiliates                                         (678)             -              -                          (678)
     Dividends received from unconsolidated
      affiliates                                          305              -              -                           305
                                                     --------       --------       --------                      --------

                                                        1,781           (768)         2,185                         1,172
                                                     --------       --------       --------                      --------
Changes in operating assets and liabilities:
     Receivables                                         (169)           (86)          (145)                         (400)
     Inventories                                          138             53              -                           191
     Prepaid expenses                                  (4,024)        (2,439)          (307)                       (6,770)
     Other assets                                        (951)             -            336       $    822            207
     Accounts payable and accrued expenses
                                                       (1,654)           287           (163)          (737)        (2,267)
     Accrued interest payable                          (6,473)             -              -              -         (6,473)
                                                     --------       --------       --------       --------       --------

Net cash (used in) provided by operating activities   (11,352)        (2,953)           893             85        (13,327)
                                                     --------       --------       --------       --------       --------

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


                      Consolidating Statement of Cash Flows
                    For the forty weeks ended October 3, 2004
                                 (In thousands)
                                   (Unaudited)

                                                            Guarantor     Nonguarantor
                                               Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                              --------       --------       --------       --------       --------
Investing activities:
---------------------

Purchases of property and equipment           ($ 3,368)      ($ 2,737)      ($   101)                     ($ 6,206)
                                              --------       --------       --------                      --------

Net cash used in investing activities           (3,368)        (2,737)          (101)                       (6,206)
                                              --------       --------       --------                      --------


Financing activities:
---------------------

Mortgage principal repayments                        -           (139)             -                          (139)
Tax distribution                                  (682)             -              -                          (682)
Reduction in loans receivable from
    officers                                       506              -              -                           506
Intercompany balances                           (2,780)         3,812           (947)      ($    85)             -
                                              --------       --------       --------       --------       --------

Net cash provided by (used in)
     financing activities                       (2,956)         3,673           (947)           (85)          (315)
                                              --------       --------       --------       --------       --------

Decrease in cash and cash equivalents          (17,676)        (2,017)          (155)             -        (19,848)

Cash and cash equivalents at beginning
   of period                                    49,515          5,595          1,299              -         56,409
                                              --------       --------       --------       --------       --------

Cash and cash equivalents at end of
   period                                     $ 31,839       $  3,578       $  1,144              -       $ 36,561
                                              ========       ========       ========       ========       ========

Supplemental disclosure of cash flow
   information:
Cash paid during the period for income
     taxes                                    $    117       $    141       $     27              -       $    285
                                              ========       ========       ========       ========       ========

Cash paid during the period for interest      $ 28,058       $  1,080              -              -       $ 29,138
                                              ========       ========       ========       ========       ========

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements



                      Consolidating Statement of Cash Flows
                    For the forty weeks ended October 5, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                  Guarantor    Nonguarantor
                                                     Parent      Subsidiaries   Subsidiaries  Eliminations Consolidated
                                                    --------       --------       --------       ------      --------
Operating Activities:
---------------------

Net (loss) income                                   ($16,153)      ($ 8,044)      $    541            -      ($23,656)
Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating
     activities:
   Depreciation and amortization                       7,215          6,843            762            -        14,820
   Amortization of deferred financing costs              797             29              -            -           826
   Accretion of original issue discount                  292              -              -            -           292
   Asset impairment and restaurant closing
     charges, net                                      4,467              -              -            -         4,467
   Increase in deferred rent, net                        230            (33)            35            -           232
   Loss on sale of other concept units                     -              -             50            -            50
   Minority interest                                       -              -             22            -            22
   Equity in net income of unconsolidated
     affiliates                                         (270)             -              -            -          (270)
   Dividends received from unconsolidated
     affiliates                                          119              -              -            -           119
                                                    --------       --------       --------       ------      --------
                                                      (3,303)        (1,205)        (1,410)           -        (3,098)
Changes in operating assets and liabilities:
   Receivables                                           149            264            (62)           -           351
   Inventories                                           405            569             13            -           987
   Prepaid expenses                                   (3,805)        (2,394)          (172)           -        (6,371)
   Other assets                                         (573)           (24)           492            -          (105)
   Accounts payable and accrued expenses              (2,557)           776           (117)           -        (1,898)
   Accrued interest payable                           (6,473)             -              -            -        (6,473)
                                                    --------       --------       --------       ------      --------

Net cash (used in) provided by operating activities  (16,157)        (2,014)         1,564            -       (16,607)
                                                    --------       --------       --------       ------      --------

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


                      Consolidating Statement of Cash Flows
                    For the forty weeks ended October 5, 2003
                                 (In thousands)
                                   (Unaudited)

                                                         Guarantor     Nonguarantor
                                            Parent      Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                           --------       --------       --------        ---------      --------
Investing activities:
---------------------

Purchase of property and equipment         ($ 4,219)      ($ 1,875)      ($   171)               -      ($ 6,265)
                                           --------       --------       --------        ---------      --------

Net cash used in investing activities        (4,219)        (1,875)          (171)               -        (6,265)
                                           --------       --------       --------        ---------      --------

Financing activities:
---------------------

Mortgage principal repayments                     -           (128)             -                -          (128)
Tax distribution                             (1,101)             -              -                -        (1,101)
Intercompany balances                           799            780         (1,579)               -             -
                                           --------       --------       --------        ---------      --------

Net cash (used in) provided by
  financing activities                         (302)           652         (1,579)               -        (1,229)

Decrease in cash and
  cash equivalents                          (20,678)        (3,237)          (186)               -       (24,101)

Cash and cash equivalents at
  beginning of period                        47,636          6,539            975                -        55,150
                                           --------       --------       --------        ---------      --------

Cash and cash equivalents at               $ 26,958       $  3,302       $    789                -      $ 31,049
  end of period                            ========       ========       ========        =========      ========

Supplemental disclosure of cash flow
  information:

Cash paid during the period for
  income taxes                             $    280       $     85       $     13        $       -      $    378
                                           ========       ========       ========        =========      ========

Cash paid during the period for
  interest                                 $ 28,159       $  1,091       $      -        $       -      $ 29,250
                                           ========       ========       ========        =========      ========

                          SBARRO, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The following table provides information concerning the number of Company-owned and franchised restaurants in operation during each indicated period:

                                           40 Weeks   40 Weeks   12 Weeks  12 Weeks        Fiscal Year
                                             Ended     Ended      Ended      Ended       ---------------
                                            10/3/04   10/5/03    10/3/04    10/5/03      2003       2002
                                            -------   -------    -------    -------      ----       ----
Company-owned restaurants:
Open at beginning of period                   528        558        513        537        558        602
   Opened during period                         2          3          -          2          4         13
   Acquired from (sold to)
    franchisees during  period, net            (2)        (7)         -         (1)       (12)        (6)
   Closed during period                       (19)       (19)        (4)        (3)       (22)       (51)
                                             ----       ----       ----       ----       ----       ----
Open at end of period (1)                     509        535        509        535        528        558
                                             ====       ====       ====       ====       ====       ====

Franchised restaurants:
Open at beginning of period                   387        353        407        368        353        325
   Opened during period                        40         25         17          3         39         42
   Purchased from (sold to)
    Company during period, net                  2          7          -          1         12          6
   Closed or terminated during period          (8)       (15)        (3)        (2)       (17)       (20)
                                             ----       ----       ----       ----       ----       ----
Open at end of period                         421        370        421        370        387        353
                                             ====       ====       ====       ====       ====       ====

All restaurants:
Open at beginning of period                   915        911        920        905        911        927
   Opened during period                        42         28         17          5         43         55
   Closed or terminated during period         (27)       (34)        (7)        (5)       (39)       (71)
                                             ----       ----       ----       ----       ----       ----
Opened at end of period (1)                   930        905        930        905        915        911
                                             ====       ====       ====       ====       ====       ====

Kiosks (all franchised) open at end
   of period                                    3          3          3          3          3          3
                                             ====       ====       ====       ====       ====       ====


----------
(1) Excludes 28, 31, 29 and 32 other concept units as of October 3, 2004 and October 5, 2003, the end of fiscal 2003 and the end of fiscal 2002, respectively.

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

Relevant Financial Information
------------------------------

                                                     Forty weeks ended    Twelve weeks ended

                                                   October 3,  October 5, October 3, October 5,
                                                       2004       2003       2004      2003
                                                       ----       ----       ----      ----
                                                                   (in millions)
Comparable Sbarro - owned quick service sales (1)      $220       $209        $70       $67

Franchise location sales                               $189       $176        $62       $56

Franchise revenues                                     $  9       $  8        $ 3       $ 2

Provision for asset impairment and restaurant
closings                                               $  1       $  5          -       $ 3

EBITDA                                                 $ 24       $ 15        $10       $ 4

Comparable Sbarro - owned quick service sales -
percentage change (1)                                   5.2%      (3.5%)      4.7%     (1.2%)

Cost of food and paper products as a percentage
of restaurant sales                                    22.3%      21.5%      21.7%     21.8%

Payroll and other benefits as a percentage of
restaurant sales                                       28.3%      29.0%      27.4%     28.5%

Other operating expenses as a percentage of
restaurant sales                                       36.8%      37.5%      35.9%     36.4%

General and administrative costs as a percentage
of restaurant sales                                     8.0%       8.8%       7.2%      8.4%


(1)      Comparable   Sbarro-owned   quick   service  sales  dollar  and  annual
         percentage changes are based on locations that were in operation at all times since December 29, 2002.

                          SBARRO, INC. AND SUBSIDIARIES


Our consolidated EBITDA for the first three quarters of 2004 was $24.4 million compared to $15.2 million for the first three quarters of 2003. Our consolidated EBITDA for the third quarter of 2004 was $9.8 million compared to $3.6 million for the third quarter of 2003. EBITDA represents earnings (losses) before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles of the United States ("GAAP") measure of a company's profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our senior notes in that EBITDA is one of the factors in the calculation of our compliance with the ratios in the indenture under which our senior notes are issued. We also internally use EBITDA as one of the measures to determine whether to continue operating or close restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our cash investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities. The following table reconciles EBITDA to our net loss for each of the periods presented which we believe is the most direct comparable GAAP financial measure to EBITDA (in thousands):

                                               Forty weeks ended                 Twelve weeks ended
                                          10/3/2004        10/5/2003          10/3/2004      10/5/2003
                                          ---------        ---------          ---------      ---------
EBITDA                                      $24,391         $15,200            $9,818          $3,567
Interest expense                            (23,697)        (23,930)           (7,114)         (7,167)
Interest income                                 468             569               144             158
Income taxes                                   (520)           (675)             (151)           (101)
Depreciation and amortization               (12,388)        (14,820)           (3,726)         (4,411)
                                           =========      ==========          ========        --------
Net loss                                   ($11,746)       ($23,656)          ($1,029)        ($7,954)
                                           =========      ==========          ========        ========

                          SBARRO, INC. AND SUBSIDIARIES


Restaurant sales increased $4.7 million, or 2.1%, to $233.6 million for the first three quarters of fiscal 2004 from $228.9 million for the first three quarters of fiscal 2003. The increase in sales resulted from $4.8 million of higher sales of the quick service business offset by $.1 million of lower sales of consolidated other restaurant concepts. The increase in quick service business resulted from an approximate $10.8 million (5.2%) increase in comparable sales offset by the loss of approximately $8.8 million of sales from the closure, since the first quarter of 2003, of generally low volume locations. Sales for locations that opened after December 29, 2002 comprised the remaining $2.7 million increase in quick service sales.

Restaurant sales increased $1.9 million, or 2.7%, to $74.1 million for the third quarter of fiscal 2004 from $72.1 million in the third quarter of 2003. This increase in sales was primarily a result of higher sales of the quick service business. The increase in the quick service business included an approximate $3.2 million (4.7%) increase in comparable sales offset by the loss of approximately $2.2 million of sales from the closure, since the first quarter of 2003, of generally low volume locations. Third quarter sales for locations that were opened after December 29, 2002 comprised the remaining $.9 million increase in quick service sales.

We believe that the increases in comparable sales in both 2004 reported periods from the comparable 2003 periods was primarily due to economic trends, the strengthening of operational management and training programs which generated increased sales and operational efficiencies, as well as a series of selective price increases that became effective during the second quarter of fiscal 2004 and during the last half of the first quarter of 2004. We believe that the price increases will have an approximate 3% effect on sales on an annual basis.

Franchise related income increased 16.5% to $8.9 million for the first three fiscal quarters of 2004 from $7.6 million in the first three fiscal quarters of 2003. The increase in franchise related income was comprised of increases in royalties from comparable locations that resulted from sales increases of 9.0% for international locations and 3.5% for domestic locations as well as royalty income derived from locations that were opened after December 29, 2002. In addition, during the third quarter of 2003, we reduced our royalty revenues by approximately $.2 million for excess royalties that had been paid by our Russian franchisee as it had erroneously included sales and other income taxes in its reported sales.

Franchise related income increased 26.1% to $2.9 million for the third fiscal quarter of 2004 from $2.3 million for the third quarter of 2003. The increase was comprised of increases in royalties that resulted from sales increases from comparable locations of 2.2% for international locations and 4.6% for domestic locations as well as royalty income derived during the third quarter from locations that were opened after December 29, 2002. The third quarter of 2003 was affected by the royalty reduction due to the earlier overpayment of $.2 million of royalties by our Russian franchisee.

Real estate and other revenues increased 7.1% for the first three quarters of fiscal 2004 compared to the same period in fiscal 2003, primarily due to variations in certain vendor rebates relating to franchisees and marketing allowances. Real estate and other revenues were flat in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003.

                          SBARRO, INC. AND SUBSIDIARIES


Cost of food and paper products as a percentage of restaurant sales increased to 22.3% for the first three quarters of fiscal 2004 from 21.5% for the comparable 2003 fiscal period. An increase in cheese prices during the second fiscal quarter of 2004 had a negative effect on the cost of food and paper products. While cheese prices have moderated, the fluctuations in cheese prices resulted in a 1.2%, as a percentage of restaurant sales, increase in the cost of food and paper products in the first three quarters of fiscal 2004, when compared to the same periods in fiscal 2003. The cost of food and paper products, as a percentage of restaurant sales, in the 2004 period was positively impacted by the increase in comparable unit sales. .

Cost of food and paper products as a percentage of restaurant sales decreased to 21.7% for the third quarter of 2004 from 21.8% for the comparable period in 2003. The improvement in the cost of sales percentage in the third quarter of 2004 was positively impacted by the increases in comparable unit sales. Cheese prices during the third quarter of 2004 as compared to the third quarter of 2003 were relatively flat.

Payroll and other employee benefits decreased to 28.3% of restaurant sales for the first three quarters of 2004 from 29.0% of restaurant sales in the first three quarters of 2003. Payroll and other employee benefits decreased to 27.4% of restaurant sales for the third quarter of fiscal 2004 from 28.5% of restaurant sales for the third quarter of fiscal 2003. These percentage decreases were primarily due to increased restaurant sales as well as the elimination of locations with higher payroll costs as a percentage of restaurant sales.

Other operating expenses decreased to 36.8% of restaurant sales in the first three quarters of fiscal 2004 from 37.5% of restaurant sales in the first three quarters of 2003. Other operating expenses decreased to 35.9% of restaurant sales for the third quarter of 2004 from 36.4% of restaurant sales for the third quarter of 2003. While the dollars in both periods presented were relatively flat these costs, as a percentage of restaurant sales improved primarily as a result of the higher level of sales.

Depreciation and amortization expense was $2.4 million lower for the first three quarters of fiscal 2004 as compared to the same period in 2003. Depreciation and amortization expense was $.7 lower for the third quarter of fiscal 2004, than in the third quarter of fiscal 2003. The reductions were primarily due to the reduction in depreciable assets as a result of restaurant closings, asset impairments in 2003 and the consolidation of our administrative offices in 2003.

General and administrative expenses were $18.8 million, or 8.0% of restaurant sales for the first three quarters of fiscal 2004 compared to $20.1 million, or 8.8% of restaurant sales for the first three quarters of fiscal 2003. The improvement was primarily comprised of the reduction in work force and the absence of bonuses paid to certain executive officers offset, in part, by the cost of severance and the cost of the new members of our executive team. The annual effect of our reduction in work force on our general and administrative costs are estimated at $3.1 million.

General administrative expenses were $5.3 million or 7.2% of restaurant sales in the third quarter of fiscal 2004 compared to $6.1 million or 8.4% of restaurant sales for the third quarter of fiscal 2003. The reduction is primarily comprised of the reduction in work force.

                          SBARRO, INC. AND SUBSIDIARIES

Interest expense for the first three quarters of fiscal 2004 and 2003 was $23.7 million and $23.9 million, respectively, and $7.1 million and $7.2 million for the third quarter of 2004 and 2003, respectively.

Equity in the net income of unconsolidated affiliates represents our proportionate share of earnings and losses in those concepts in which we have a 50% or less ownership interest. The increase in our proportionate share was $.4 million for the first three quarters of fiscal 2004. The increase in our proportionate share was $.2 million for the third quarter of 2004. The increases were primarily due to the absence of losses incurred in 2003 from the sale of two locations. There currently are two steakhouses under construction which are expected to be completed by early in fiscal 2005. We do not have any further expansion plans for our unconsolidated joint ventures.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense was $.5 million and $.7 million for the first three quarters and $.2 million and $0.1 million for the third quarters of 2004 and 2003, respectively. The expense was for taxes owed by us (rather than our shareholders) to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income and for taxes withheld at the source of payment on foreign franchise income related payments.

Liquidity and Capital Resources
-------------------------------

Cash Requirements

Our liquidity requirements relate to debt service, capital expenditures, working capital, investments in other ventures, distributions to shareholders when permitted under the indenture for the senior notes, repayment of borrowings we may make under our line of credit agreement and general corporate purposes. We incur annual cash interest expense of approximately $29.5 million under our senior notes and mortgage loan and may incur additional interest expense for borrowings under our line of credit. We are not required to make principal payments, absent the occurrence of certain events, on our senior notes until they mature in September 2009. We believe that aggregate restaurant capital expenditures and our investments in joint ventures during fiscal 2004 will approximate the fiscal 2003 level of $8.5 million. Our $3.0 million line of credit which expires in May 2005 is uncommitted. Therefore, our lender could refuse to lend to us at any time. There were no unpaid capital expenditure commitments at October 3, 2004.

We expect our primary source of liquidity to meet current requirements will be cash flow from operations. We do not presently expect to borrow under our line of credit in fiscal 2004 except for required letters of credit.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off balance sheets arrangements with respect to Sbarro owned and franchised restaurants, as well as those for our other concept arrangements (both those in

                          SBARRO, INC. AND SUBSIDIARIES


which we have a majority or minority interest), do not materially differ from the information disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the 2003 fiscal year.

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital as at the end of the third quarter of 2004 and 2003 and the uses of our cash flows during the first three quarters of each of the respective fiscal years:

                                       As at and for the Forty Weeks Ended
                                       -----------------------------------
                                     October 3, 2004         October 5, 2003
                                     ---------------         ---------------
                                                  (in millions)
                                                  -------------
Liquidity at the end of periods
-------------------------------
Cash and cash equivalents               $  36.6                 $  31.0
Working capital                            27.7                    14.4
Net cash flows for the period
-----------------------------
Used in operating activities              (13.3)                  (16.6)
Used in investing activities               (6.2)                   (6.3)
Used in financing activities                (.3)                   (1.2)
Net decrease in cash                      (19.8)                  (24.1)

We have historically not required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations.

Net cash used in operating activities was $13.3 million for the first three quarters of 2004 compared to $16.6 million used during the first three quarters of 2003. The decrease is primarily a result of improved operating results.

Net cash used in investing activities has historically been primarily for capital expenditures. Net cash used in investing activities of $6.2 million for the first three quarters of 2004 was approximately the same as the 2003 level.

Net cash used in financing activities was $.3 million in the first three quarters of fiscal 2004 compared to $1.2 million for the first three quarters of fiscal 2003. The decline in cash used in financing activities resulted from a repayment of shareholder loans in 2004 as well as lower tax distributions. Cash used in financing activities included tax distributions of $.7 million and $1.1 million to our shareholders in the fiscal 2004 and fiscal 2003, respectively. The tax distributions in the first quarter of both fiscal years were made with respect to our taxable income for fiscal 2002. The distribution made in the first quarter of 2004 was declared in November 2003. We do not expect to make tax distributions in 2004 related to the 2003 results of operation.

Financing

As part of the transaction in which we became a privately-held company in 1999, we sold $255 million of 11% senior notes (at a price of 98.514% of par to yield 11.25% per annum), the net

                          SBARRO, INC. AND SUBSIDIARIES


proceeds of which, together with substantially all of our then existing cash, was used to finance the transaction. At that time, we also entered into a $30 million credit agreement that we terminated in the fourth quarter of 2003.

Under our senior notes indenture, there are various covenants that limit our ability to borrow funds, to make "restricted payments" including, among other things, dividend payments (other than as distributions pursuant to the tax payment agreement), and to make investments in, among other things, unrestricted subsidiaries. The indenture for the senior notes permits us to make distributions to shareholders pursuant to a tax payment agreement that contains a formula that is designed to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and such income were taxed at the highest applicable federal and New York State marginal income tax rates.

Among other covenants, the indenture requires that, in order for us to borrow, our consolidated interest ratio coverage (as defined in the Indenture), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters must be at least 2.5 to 1. As of October 3, 2004, that ratio was 1.4 to 1. As a result, we are not presently able to borrow funds except for specifically permitted indebtedness, including up to $75.0 million of revolving credit loans. In order to make restricted payments, that ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture. We refer to the amount that is available for us to make dividends and other restricted payments as the "restricted payment availability." We cannot make restricted payments (other than distributions pursuant to the tax payment agreement) until we increase the restricted payment availability by approximately $20.3 million, and then only to the extent of any excess over that amount.

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

In March 2000, one of our subsidiaries obtained a $16 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The outstanding principal balance of the loan as of October 3, 2004 was $15.4 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual debt service of at least 1.2 to 1.0.

We were in compliance with all covenants in the indenture for the senior notes and our mortgage as of October 3, 2004.

Critical Accounting Policies and Judgments
------------------------------------------

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America.

                          SBARRO, INC. AND SUBSIDIARIES


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

Certain Relationships and Related Transactions

During the first three quarters of fiscal 2004, there were no changes in the matters discussed under the heading "Certain Relationships and Related Transactions" in Part II, Item 13 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

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

                          SBARRO, INC. AND SUBSIDIARIES


o        no material increase occurring in the Federal minimum wage;
o        the continuity of services of members of our senior management team;
o our ability to attract and retain competent restaurant and executive managerial personnel;
o        competition;
o        the level of, and our ability to comply with, government regulations;
o our ability to generate sufficient cash flow to make interest payments and principal under our senior notes and mortgage loan;
o our ability to comply with covenants contained in the indenture under which the senior notes are issued and in our mortgage loan and the effects which the restrictions imposed by those covenants may have on our ability to operate our business; and
o our ability to repurchase senior notes to the extent required in the event we make certain asset sales or experience a change of control.

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

Internal Control Over Financial Reporting:

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the forty weeks ended October 3, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits

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



                                 SBARRO, INC.
                                 -----------------------------------------------
                                 Registrant


Date:    November 12, 2004       By: /s/ MICHAEL O'DONNELL
         -----------------           -------------------------------------------
                                     Michael O'Donnell
                                     President and Chief Executive Officer


Date:    November 12, 2004        By: /s/ ANTHONY J. PUGLISI
         -----------------           -------------------------------------------
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