Form 10-K
period 2005-01-02
SBARRO INC
filed 2005-04-25
CIK 766004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended JANUARY 2, 2005.

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission file number 333-90817

                                  SBARRO, INC.
             (Exact name of Registrant as specified in its charter)

         NEW YORK                                           11-2501939
(State or other  jurisdiction of                          (I.R.S.Employer
incorporation or organization)                           Identification No.)


   401 BROADHOLLOW ROAD, MELVILLE, NEW YORK                         11747 - 4714
       (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:               (631) 715-4100


        Securities registered pursuant to Section 12(b) of the Act: None


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. *Yes          No
                                              -------     -------

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

         The number of shares of Common Stock of the registrant outstanding as of March 31, 2005 was 7,064,328.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
*This Form 10-K is voluntarily submitted pursuant to a requirement contained in the indenture governing Sbarro, Inc.'s Senior Notes due 2009.

                                  SBARRO, INC.
                                  ------------

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

         Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to:

     o general economic, inflation, national security, weather and business conditions;
     o the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;
     o    changes in consumer tastes;
     o changes in population and traffic patterns, including the effects that military action and terrorism or other events may have on the willingness of consumers to frequent malls, airports or downtown areas which are the predominant areas in which our restaurants are located;
     o    our ability to continue to attract franchisees;
     o the success of our present, and any future, joint ventures and other expansion opportunities;
     o the availability of food (particularly cheese and tomatoes), beverage and paper products at current prices;
     o    our ability to pass along cost increases to our customers;
     o    increases in the Federal minimum wage;
     o    the continuity of service of members of our senior management team;
     o our ability to attract and retain competent restaurant and executive managerial personnel;
     o    competition;
     o    the level of, and our ability to comply with, government regulations;
     o our ability to generate sufficient cash flow to make interest payments and principal under our senior notes and line of credit;
     o our ability to comply with covenants contained in the indenture under which the senior notes are issued, and the effects which the restrictions imposed by those covenants may have on our ability to operate our business; and
     o our ability to repurchase our senior notes to the extent required in the event we make certain asset sales or experience a change of control.

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

                                     PART I
                                     ------


ITEM 1.  BUSINESS
-------  --------

         Sbarro, Inc., a New York corporation, was organized in 1977 and is the successor to a number of family food and restaurant businesses developed and operated by the Sbarro family. Today, we are a leading owner, operator and franchisor of quick-service restaurants, serving a wide variety of Italian specialty foods with 927 company-owned and franchised restaurants worldwide at January 2, 2005. In addition, since 1995, we have created, through subsidiaries and joint ventures, other restaurant concepts for the purpose of developing growth opportunities in addition to the Sbarro restaurants. We presently operate 24 other concept restaurants through owned subsidiaries and joint ventures.

         GOING PRIVATE TRANSACTION
         -------------------------

         On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of our common stock) became the holders of 100% of our issued and outstanding common stock as a result of a merger in which a company owned by the members of the Sbarro family merged with and into us. The cost of the merger, including fees and expenses, was funded through the use of substantially all of our cash then on hand and the placement of $255 million of 11% senior notes due September 15, 2009 sold at a price of 98.514% of par to yield 11.25% per annum. In April 2000, we exchanged these senior notes for new senior notes having the same terms, except that the new senior notes were registered under the Securities Act of 1933. Throughout this report we are referring to the new senior notes as the "Senior Notes." The old senior notes and the new senior notes were issued under an indenture dated September 28, 1999, which, throughout this report, we are referring to as the "Indenture." Our payment obligations under the senior notes are jointly, severally, unconditionally and irrevocably guaranteed by all of our current restricted subsidiaries (as defined in the indenture) and are to be similarly guaranteed by our future restricted subsidiaries.

         GENERAL
         -------

         We are a leading owner, operator and franchisor of quick service restaurants, serving a wide variety of Italian specialty foods. Under the "Sbarro", "Sbarro The Italian Eatery", "Cafe Sbarro", "Umberto's", "Tony and Brunos" and "La Cuccina" names, we developed one of the first quick-service concepts that extended beyond offering one primary specialty item, such as pizza or hamburgers. Our diverse menu offering includes pizza, pasta and other hot and cold Italian entrees, salads, sandwiches, cheesecake and other desserts and beverages. All of our entrees are prepared fresh daily in each restaurant using special recipes developed by us. We focus on serving our customers generous portions of high quality Italian food at attractive prices. We believe that the Sbarro concept is unlike other quick-service Italian restaurants due to its diverse menu selection and its fast, cafeteria-style service.

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

         As of January 2, 2005, we had 927 Sbarro quick service restaurants, consisting of 511 company-owned restaurants and 416 franchised restaurants located in 46 States, the District of Columbia, the Commonwealth of Puerto Rico, certain United States territories and 29 countries throughout the world.

         In addition, since 1995, we have created and operated other casual and fine dining concepts for the purpose of developing growth opportunities in addition to our Sbarro restaurants. With our joint venture partners or in wholly owned subsidiaries, we currently operate 24 casual and fine dining restaurants featuring varying cuisines under other restaurant concepts, including three opened and one closed in the first quarter of 2005.

         RESTAURANT EXPANSION
         --------------------

The following table summarizes the number of Sbarro owned, franchised and other concept restaurants in operation during each of the years from 2000 through 2004:

                                                                   2004       2003        2002       2001       2000
                                                                   ----       ----        ----       ----       ----

Company owned Sbarro restaurants (1):
   Open at beginning of period                                      533        563        607         641        643
   Opened during the period                                           2          4         13           9         13
   (Sold to) acquired from franchisees
   during period                                                     (3)       (12)        (6)          -          1
   Closed during period                                             (21)       (22)       (51)        (43)       (16)
                                                                    ----       ----       ----        ----       ----
   Open at end of period                                            511        533        563         607        641

Franchised Sbarro restaurants:
   Open at beginning of  period                                     364        349        322         303        286
   Opened during the period                                          63         41         43          42         36
   Acquired from (sold to) Sbarro
   during period                                                      3         12          6           -         (1)
   Closed or terminated during period                               (14)       (38)       (22)        (23)       (18)
                                                                    ----       ----       ----        ----       ----
   Open at end of period                                            416        364        349         322        303

Other concepts (1):
   Open at beginning of period                                       27         27         31          27         25
   Opened during period                                               0          3          2           4          2
   Closed during period                                              (5)        (3)        (6)          0          0
                                                                    ----       ----       ----        ----       ----
     Open at end of period                                           22         27         27          31         27


All restaurants (1):
   Open at beginning of  period                                     924        939        960         971        954
   Opened during the period                                          65         48         58          55         51
   Closed or terminated during period                               (40)       (63)       (79)        (66)       (34)
                                                                    ----       ----       ----        ----       ----
   Open at end of period of                                         949        924        939         960        971


(1) The table above reflects a reclassification of our Umberto mall restaurants from, other concepts to Company owned Sbarro restaurants for each of the years presented.

         QUICK SERVICE RESTAURANTS
         -------------------------

         Our Quick Service Restaurants ("QSR"), which operate under the names "Sbarro", "Sbarro The Italian Eatery," "Cafe Sbarro", "Umberto's", "Tony and Bruno's" and "La Cuccina", are family oriented restaurants offering cafeteria and buffet style quick service designed to minimize customer waiting time and facilitate table turnover. The decor of a QSR restaurant incorporates a contemporary motif that blends with the characteristics of the surrounding area.

         As of January 2, 2005, there were 96 company owned "in-line" QSR restaurants and 415 company owned "food court" QSR restaurants. In addition, franchisees operated 416 QSR restaurants. "In-line" restaurants, which are self-contained restaurants, usually occupy between 1,500 and 3,000 square feet, and seat approximately 60 to 120 people and employ 10 to 40 persons, including part-time personnel. "Food court" restaurants are primarily located in areas of shopping malls designated exclusively for restaurant use and share a common dining area provided by the mall. These restaurants generally occupy between 500 and 1,000 square feet, contain only kitchen and service areas, have a more limited menu and employ 6 to 30 persons, including part-time personnel.

         QSR restaurants are generally open seven days a week serving lunch, dinner and, in a limited number of locations, breakfast, with hours conforming to those of the major department stores or other large retailers in the mall or trade area in which they are located. Typically, mall restaurants are open to serve customers 10 to 12 hours a day, except on Sunday, when mall hours may be more limited. For company owned QSR restaurants open a full year, average annual sales in 2004 were approximately $840,000 for an "in-line" restaurant and $562,000 for a "food court" restaurant. Our business is subject to seasonal fluctuations, and the effects of weather, economic conditions, inflation, national security and business conditions. Sales have been highest in our fourth quarter due primarily to increased volume in shopping malls during the holiday shopping season but fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year's Day, the number of weeks in our fourth quarter and weather conditions.

         Sbarro restaurants feature a menu of popular Italian food, including pizza with a variety of toppings, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, cheesecake and other desserts. A limited number of restaurants serve breakfast. In addition to soft drinks, a limited number of the restaurants serve beer and wine.

         All  of our  entrees  are  prepared  fresh  daily  in  each  restaurant according to special recipes developed by us. We place emphasis on serving generous portions of quality Italian food at attractive prices. Entree selections, excluding pizza, generally range in price from $2.79 to $7.99. We believe that pizza, which is sold predominantly by the slice, accounts for approximately 50% of QSR restaurant sales.

         Substantially all of the food ingredients, beverages and related restaurant supplies used by our QSR restaurants are purchased from a national independent wholesale food distributor which is required to adhere to established product specifications for all food products sold to our restaurants. Breads, pastries, produce, fresh dairy and certain meat products are purchased locally for each restaurant. Soft drink mixes are purchased from major beverage producers under national contracts and distributed by our national independent distributor. Our current contractual arrangement, which expires in January 2008, requires us to purchase 95% of all of our food ingredients that are not purchased locally and related restaurant supplies through the distributor. The majority of the products used in our restaurants are proprietary and we are involved in negotiating their cost to the wholesaler. We believe that there are other distributors who would be able to service our needs and that satisfactory alternative sources of supply are generally available for all items regularly used in our QSR restaurants.

         RESTAURANT MANAGEMENT
         ---------------------

         Our QSR restaurants are managed by one general manager and one or two co-managers or assistant managers, depending upon the size of the location. Managers are required to participate in Sbarro training sessions in restaurant management and operations prior to the assumption of their duties. In addition, each manager is required to comply with an extensive operations manual containing procedures for assuring uniformity of operations and consistent high quality of products. We have a restaurant management bonus program that provides the management teams of Company owned QSR restaurants with the opportunity to receive cash bonuses based on certain performance-related criteria of their location.

         We employ 31 Directors of Operations, each of whom is typically responsible for the operations of 13 to 18 company owned QSR restaurants.
Directors of Operations recruit and supervise the managerial staff of all company owned QSR restaurants and report to one of the five Vice Presidents of Operations. The Vice Presidents of Operations coordinate the activities of the Directors of Operations and report to our President and Chief Executive Officer.

         FRANCHISE DEVELOPMENT
         ---------------------

         Growth in franchise operations occurs through the opening of new QSR restaurants by new and existing franchisees. We rely principally upon our reputation, the strength of our existing restaurants, and participation in national franchise conventions to attract new franchisees.

         As of January 2, 2005, we had 416 franchised Sbarro restaurants operated by 106 franchisees in 38 states of the United States as well as its territories and in 29 countries throughout the world. We are presently considering additional worldwide franchise opportunities. In certain instances, we have established franchise locations under territorial agreements in which we have granted, for specified time periods, exclusive rights to enter into franchise agreements for restaurant units in certain geographic areas (primarily foreign countries).

         In order to obtain a franchise, we generally require payment of an initial fee and continuing royalties at rates of 3.5% to 10% of gross revenues. We require the franchise agreements to end at the same time as the underlying lease, generally ten years, including a renewal period of the underlying lease, if applicable. Since 1990, the renewal option has also been subject to conditions, including a remodel or image enhancement requirement. Franchise agreements granted under territorial agreements and those for non-traditional sites are at negotiated fees, royalty rates and terms and conditions other than those contained in our basic franchise agreement. The franchise and territorial agreements provide us with the right to terminate a franchisee for a variety of reasons, including insolvency or bankruptcy, failure to operate its restaurant according to Sbarro standards, understatement of gross receipts, failure to pay fees, or material misrepresentation on a franchise application.

         We presently employ 12 management level employees who are responsible for overseeing the operations of franchise units and for developing new units.

         OTHER CONCEPTS
         --------------

         Since 1995, we have developed and established new restaurant concepts to provide growth opportunities that leverage our restaurant management and financial expertise. These concepts are operated either by us alone or through joint ventures with restauranteurs experienced in the particular food area. We participate with our partners in overseeing the operations of each venture. Our joint ventures and other wholly-owned concepts presently operate 24 restaurants. As of January 2, 2005, we are including our Umberto mall restaurants that had previously been included in our "Other concepts" with our Company owned QSR restaurants.

         The following is a summary of our other concepts:

     o In early 2005, we opened a casual dining restaurant serving Italian food under the name "Carmela's of Brooklyn" in Orlando, Florida The restaurant provides both take out and table service, and generally caters to families. In connection with this concept we entered into a Joint Venture Development Agreement for the Orlando market. The joint venture partner will be required to contribute one half of the estimated development cost and will share in one half of the profits, as defined, of each location in which it decides to participate. We plan to open five additional restaurants in 2005.

     o We operate eight casual dining restaurants serving Italian food principally under the name "Mama Sbarro" in New York. The restaurants provide both take-out and table service, and generally caters to families. We did not open any Mama Sbarro locations in 2004 nor do we plan to open any in 2005.

     o We have a 40% interest in a joint venture that presently operates ten casual dining restaurants, including one opened in January 2005, with a Rocky Mountain steakhouse motif under the name "Boulder Creek Steaks & Saloon" in New York. This joint venture also operates three fine dining steak restaurants, two of which are operated under the name
          "Rothmann's Steak House" and one which is operated under the name "Burton & Doyle." During 2004, a Boulder Creek location was closed and reopened in January 2005 as a mid-scale steakhouse under the name "Sagamore." We are planning to open one fine dining restaurant in 2005.

     o In January 2005, we sold, to a related party, our 70% interest in a joint venture that, operated one moderately priced, table service restaurant featuring an Italian Mediterranean menu under the name "Salute" in New York City. (See Item 13 "Certain Relationships and Related Transactions.")

     o We have a 50% interest in a joint venture which operates two quick service Mexican style restaurants in strip centers under the name "Baja Grill."

         All of our other concept locations presently operate through unrestricted subsidiaries which do not guarantee our senior notes. As such, we have certain restrictions as to the financing we can provide to these new concepts and these entities are not subject to the restrictions contained in the indenture under which our senior notes are issued. Ventures which are less than 50% owned and those owned at 50% for which we do not have operating control and where we are not considered the primary beneficiary are accounted for under the equity method of accounting.

         As of January 2, 2005, we had an aggregate investment, net of write-downs, in these ventures of approximately $4.6 million. The amount of our investment does not include our share of guarantees of indebtedness and reimbursement obligations with respect to letters of credit in the aggregate amount of approximately $7.4 million and guarantees of certain real property lease obligations of these subsidiaries and other concepts in the approximate amount of $1.8 million.

         All concepts which are greater than 50% owned or where we are considered the primary beneficiary are consolidated in our financial statements.

         EMPLOYEES
         ---------

         As of January 2, 2005, we employed approximately 6,500 persons, excluding employees of our other concepts, of whom approximately 3,970 were full-time field and restaurant personnel, approximately 2,400 were part-time restaurant personnel and 130 were corporate administrative personnel. None of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory. In the first quarter of 2004, we implemented a reduction in work force that reduced our corporate administrative head count by approximately 35 persons and recorded severance and other related costs of approximately $0.7 million.

         COMPETITION
         -----------

         The restaurant business is highly competitive. Many of our direct competitors operate within the pizza restaurant segment. We compete in each market in which we operate with locally-owned restaurants, as well as with national and regional restaurant chains. We believe we compete on the basis of menu selection, price, service, location and food quality. Factors that affect our business operations include changes in consumer tastes, inflation, national, regional and local economic conditions, population, traffic patterns, changes in discretionary spending priorities, demographic trends, national security, military action, terrorism, consumer confidence in food wholesomeness, handling and safety, weather conditions, the type, number and location of competing restaurants and other factors. There is also active competition for management personnel and attractive commercial shopping mall, center city and other locations suitable for restaurants. Increased food, beverage, labor, occupancy and other costs could also adversely affect us.

         Although we believe we are well positioned to compete in the quick-service Italian specialty food business because of our leading market position, focus, expertise and strong national brand name recognition, increased competition from existing or new companies and loss of market share, could have an adverse effect on our operations.

         TRADEMARKS
         ----------

         Our Sbarro restaurants operate principally under the "Sbarro," "Sbarro The Italian Eatery", "Cafe Sbarro", "Umberto's", "Tony and Bruno's" and "La Cuccina" trademarks. Our other concept locations operate under separate trademarks, including "Mama Sbarro" and "Boulder Creek." In addition, we have trademarked the font and style of "Carmela's of Brooklyn." The trademarks are registered with the United States Patent and Trademark Office with no expiration date but must be renewed every ten years. Such registered service marks may continually be renewed for 10-year periods. We have also registered or filed applications to register "Sbarro" and "Sbarro The Italian Eatery" in several other countries. We believe that these marks continue to be materially important to our business. The joint ventures to which we are a party have also applied for United States trademarks covering trade names used by them.

         GOVERNMENTAL REGULATION
         -----------------------

         We are subject to various federal, state and local laws affecting our businesses, as are our franchisees. Each of our restaurants and those owned by our franchisees and joint ventures are subject to a variety of licensing and governmental regulatory provisions relating to wholesomeness of food, sanitation, building, health, safety and, in certain cases, licensing of the sale of alcoholic beverages. Difficulties in obtaining, or the failure to obtain, required licenses or approvals can delay or prevent the opening of a new restaurant in any particular area. Our operations and those of our franchisees and joint ventures are also subject to federal laws, such as minimum wage laws, the Fair Labor Standards Act and the Immigration Reform and Control Act of 1986. They are also subject to state laws governing such matters as wages, working conditions, employment of minors, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level.

         We are also subject to Federal Trade Commission ("FTC") regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws require us to furnish to prospective franchisees a franchise offering circular containing prescribed information. We are currently registered to offer and sell franchises, or are exempt from registering, in all states in which we operate franchised restaurants that have registration requirements. The states in which we are registered, and a number of states in which we may franchise, require registration of a franchise offering circular or a filing with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time which provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise.

         Although alcoholic beverage sales are not emphasized in our Sbarro QSR restaurants, our other concepts serve alcoholic beverages and some of our larger restaurants serve beer and wine. Sales of beer and wine have historically contributed less than 1% of total revenues of QSR restaurants.

         We believe that we are in compliance in all material respects with the laws to which we are subject.



AVAILABLE INFORMATION:

         Although we are not required to file reports with the Securities and Exchange Commission ("SEC") as a result of our going private transaction, we voluntarily file with the SEC quarterly reports on Form 10-Q, annual reports on Form 10-K and, if applicable, current reports on Form 8-K, and amendments to these reports.

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

         The address of our Internet site is http://www.sbarro.com. Our Internet site does not include reports we file with the SEC because our only traded security is our senior notes which are not actively traded. However, we will provide to the public, as soon as reasonably practical after we electronically file them with the SEC, free of charge, a reasonable number of copies of our periodic reports filed with the SEC, upon written request to our Chief Financial Officer at our corporate headquarters, 401 Broadhollow Road, Melville, New York 11747-4714.


ITEM 2.  PROPERTIES
-------  ----------

         All Sbarro restaurants are typically leased under ten-year leases that often do not include an option to renew the lease. We have historically generally been able to renew or extend leases on existing sites. As of January 2, 2005, we leased 532 restaurants, of which 29 were subleased to franchisees under terms which cover all of our obligations under the leases. The remaining franchisees directly lease their restaurant spaces. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses. Some leases provide, either exclusively or in combination with base rent, for contingent rents generally ranging from 8% to 10% of net restaurant sales, usually in excess of stipulated amounts.

Leases to which we were a party at January 2, 2005 have initial terms expiring as follows (excludes unconsolidated joint ventures):

YEARS INITIAL LEASE                                   NUMBER OF SBARRO-               NUMBER OF FRANCHISED
TERMS EXPIRE                                          OWNED RESTAURANTS                    RESTAURANTS
------------                                          -----------------                    -----------
2005........................................                    34 (1)                          4
2006........................................                    41                              4
2007 .......................................                    68                              6
2008........................................                    63                              2
2009........................................                    70                              3
Thereafter..................................                   230                             10

(1) Includes 13 restaurants under month-to-month arrangements and 16 restaurants as to which we pay only contingent rent based on the level of net restaurant sales, the leases for which are generally for a one year period.

         We own a four-story office building in Melville, New York having approximately 100,000 square feet and a cafeteria style restaurant operated by us. Approximately 73% of the rentable square feet is currently under lease to unaffiliated third parties. The remaining 27%, consisting primarily of one floor of the building, is occupied by our Corporate and Principal Executive offices.

         We occupied a two-story 20,000 square foot office building for administrative support functions located in Commack, New York. We had leased the building since May 1986 until April 2004 from a partnership owned by some of our shareholders. Our obligation for the remainder of the lease term was terminated in April 2004 upon the sale of the building.

         In addition, our other concepts own one restaurant and lease 23 restaurants.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         In December 1999, fourteen current and former general managers of Sbarro restaurants in California amended a complaint against us filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorneys' fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the motion was denied by the court. The court issued a ruling in December 2003 which was unfavorable to us but did not set the amount of damages. We are appealing the ruling due to errors that we believe were made by the trial judge.

         In September 2000, eight other current and former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Orange County alleging that the plaintiffs were improperly classified as exempt employees under California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorneys' fees, each in unspecified amounts. Plaintiffs are represented by the same counsel who is representing the plaintiffs in the case discussed in the preceding paragraph. We have separately settled with two of the managers for immaterial amounts. The remaining parties to this case have agreed that it will be settled upon the same terms and conditions that the court orders in connection with its decision in the case discussed in the preceding paragraph.

         In March 2002, four former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Los Angeles County. The complaint alleged that the plaintiffs were required to perform labor services without proper premium overtime compensation from at least May 1999. The plaintiffs sought actual damages, punitive damages and attorneys' fees and costs, each in unspecified amounts. The case was settled March 22, 2005 for $48,000, with our insurance company paying $30,000 and us paying $18,000.

         In August 2002, a subcontractor and the general contractor, pursuant to a construction contract entered into to build the joint venture location that was closed during 2002 and also the subject of the lawsuit discussed below, filed a complaint against the limited liability joint venture company alleging that they were owed for unpaid billings. We were a defendant in the suit by reason of the fact that we guaranteed the bonds under which mechanics liens against the plaintiffs were bonded. In late 2004, we settled the lawsuit for $500,000. The settlement amount had been paid and included in our financial statements.

         In May 2002, the landlord of the joint venture described above filed a complaint against Sbarro in the Supreme Court of the New York for Westchester County alleging that we were obligated to it, pursuant to a Guaranty Agreement we executed, for all rent during the remaining lease based on an alleged breach of the lease by the tenant, a subsidiary of the Company. We believed that our guarantee was limited in amount while the landlord alleged that the guarantee covered all amounts that would become due during the remaining lease term. The court issued a ruling in November 2003 which limited our liability, which we estimated at $500,000. The landlord appealed this decision. Given the uncertainty of the results of an appeal and liability we would have by reason of a reversal, we agreed to settle the matter for $800,000. Settlement agreements are currently being drafted.

         In November 2004, a contractor, pursuant to a construction contract entered into to build a QSR location, instituted an action for unpaid amounts under the construction contract. We have disputed certain change orders under the contract and seek to invoke the penalty clause under the contract. The action is pending in the Broward County Circuit Court, State of Florida. We believe that our ultimate liability will not exceed $50,000.

         In May 2004, a suit was filed by the landlord of one of our QSR locations as a result of premature termination of the lease on that location by one of our subsidiaries. The landlord has obtained a consent judgment against the subsidiary for approximately $75,000. The landlord now seeks to enforce the judgment against the subsidiary. While we do not believe the judgment can be enforced against us, we believe that our ultimate liability will not exceed $75,000.

         In March 2005, we settled a case relating to payments due to a contractor for construction done on one of our other concept restaurants.

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

         No dividends were declared in 2004. During 2003, we declared dividends of $1,782,283 to our shareholders for tax distributions related to 2002 taxable earnings of which $1.1 million was paid in 2003 and $0.7 million was paid in March 2004. Tax distributions are determined under a formula contained in a tax payment agreement with our shareholders designed to enable them to pay income taxes imposed upon them, as a result of our election to be taxed under the provisions of Subchapter S of the Internal Revenue Code, on their pro-rata share of our taxable income (See Item 13, "Certain Relationships and Related Transactions - Tax Payment Agreement".)

         The indenture permits redemption of the senior notes at our option at varying redemption prices and requires us to offer to purchase senior notes in the event of a Change of Control and in connection with certain Asset Sales (each as defined). The indenture contains various covenants, including, but not limited to, restrictions on the payment of dividends, stock repurchases, certain investments and other restricted payments, the incurrence of indebtedness and liens on our assets, affiliate transactions, asset sales and mergers by us and the guaranteeing subsidiaries. We were in compliance with the various covenants contained in the indenture as of January 2, 2005; however, we are not presently permitted under the indenture to pay dividends (other than distributions pursuant to the tax payment agreement) make stock repurchases or, with certain exceptions, incur indebtedness.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         The following Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report and our consolidated financial statements and the related notes included in Item 8 of this report. Our 2004, 2003 and 2002 consolidated financial statements have been audited and reported on by BDO Seidman, LLP, an independent registered public accounting firm, and our consolidated financial statements for years 2001 and 2000 were audited and reported on by Arthur Andersen LLP, independent public accountants.

                                                                                  FISCAL YEAR (1)
                                                                                  ---------------
                                                                              (DOLLARS IN THOUSANDS)
                                                            2004           2003          2002         2001         2000
                                                            ----           ----          ----         ----         ----

  SYSTEM-WIDE SALES (UNAUDITED)(2)                        $584,723       $536,216      $550,279      $570,609     $569,260
                                                          ========       ========      ========      ========     ========

  INCOME STATEMENT DATA:
  Revenues:
     Restaurant sales (1)                                 $331,313       $314,708      $345,206      $372,673     $382,365
     Franchise related income                               12,093         10,868        10,070        10,286       11,231
     Real estate and other                                   5,488          6,748         5,104         5,756        5,812
                      --                                  --------       --------      --------      --------     --------
       Total revenues                                      348,894        332,324       360,380       388,715      399,408
                      --                                  --------       --------      --------      --------     --------

  Costs and expenses:
     Costs of food and paper products                       72,073         67,446        67,593        74,614       74,405
     Payroll and other employee benefits..                  90,857         89,614        96,288       103,828      101,553
     Other operating costs                                 114,571        110,453       114,892       116,581      114,122
     Depreciation and amortization (3)                      16,400         19,712        20,683        30,375       29,039
     General and administrative                             28,576         25,451        23,960        29,472       30,882
     Asset impairment, restaurant
       closings and loss on sale of other
       concept restaurant (4)                                2,202          6,073         9,196        18,224            -
                      --                                  --------       --------      --------      --------     --------
           Total costs and expenses                        324,679        318,749       332,612       373,094      350,001
                      --                                  --------       --------      --------      --------     --------
  Operating income                                          24,215         13,575        27,768        15,621       49,407
                      --                                  --------       --------      --------      --------     --------

  Other (expense) income:
      Interest expense                                     (30,694)       (31,039)      (30,959)      (30,950)     (30,243)
      Interest income                                          654            694           528           756          949
      Equity in net income of
         unconsolidated affiliates                             855            425           668           310          303

    Other income (5)                                         1,181              -         7,162             -            -
                      --                                  --------       --------      --------      --------     --------

    Net other expense                                      (28,004)       (29,920)      (22,601)      (29,884)     (28,991)
                      --                                  --------       --------      --------      --------     --------
    (Loss) income before minority interest (credit)         (3,789)       (16,345)        5,167       (14,263)      20,416
  Minority interest                                              -            (41)          (52)           (1)         (46)
                      --                                  --------       --------      --------      --------     --------
  (Loss) income before income taxes (credit)                (3,789)       (16,386)        5,115       (14,264)      20,370

  Income taxes (credit) (6)                                    534            844           334           325       (5,075)
                      --                                  --------       --------      --------      --------     --------

  Net (loss) income                                        $(4,323)      $(17,230)       $4,781      $(14,589)     $25,445
                                                          =========      =========     ========      =========     =======

                                                                                  FISCAL YEAR (1)
                                                                                  ---------------
                                                                              (DOLLARS IN THOUSANDS)
                                                            2004           2003          2002         2001         2000
                                                            ----           ----          ----         ----         ----


  OTHER FINANCIAL AND RESTAURANT DATA:
   Net cash provided by
     operating activities (7)                              $15,816        $11,034      $32,453       $34,812      $48,329
   Net cash used in
     investing activities (7)                              $(8,906)       $(8,521)    $(10,988)     $(22,453)    $(31,158)
   Net cash used in
    financing activities (7)                                 $(340)       $(1,254)   $  (3,267)     $(17,726)   $  (8,606)
   EBITDA (8)                                              $42,651        $33,671      $56,229       $46,305      $78,703

   Capital expenditures                                     $8,906         $8,521      $10,988       $22,528      $31,193

   Number of restaurants at end of period:
     Company-owned                                             511            533          563           607          641
     Franchised                                                416            364          349           322          303
     Other concepts                                             22             27           27            31           27
                                                         ---------      ---------     --------     ---------   ----------
       Total number of restaurants                             949            924          939           960          971
                                                               ===            ===          ===           ===          ===


  BALANCE SHEET DATA (AT END OF PERIOD):
  Total assets                                            $384,613       $386,830     $404,291      $404,228     $428,020
  Working capital                                          $32,554        $28,352      $27,095        $4,614      $10,293
  Total long-term obligations                             $268,349       $268,152     $267,941      $267,718     $267,478
  Shareholders' equity (as restated) (9)                   $65,334        $69,657      $88,669       $87,013     $113,597



(1) Our fiscal year ends on the Sunday nearest December 31. Our 2004 year, which ended January 2, 2005, contained 53 weeks. All other years presented contained 52 weeks. The 53rd week of operations produced revenues of approximately $9 million and approximate income before taxes of $2.5 million.

(2) System-wide sales are the total of sales at QSR Company-owned and consolidated other concept restaurants and the sales of our franchisees as reported to us. We believe system-wide sales information is an industry-wide statistic used by analysts and investors to compare restaurant companies that operate franchise units and/or operate multiple concept restaurants, as well as company-owned restaurant units. We use this statistic to assist in our analysis of per location sales and per location sales information by type of location and to compare sales at franchise restaurants to sales at Company-owned restaurants to judge, among other things, the relative operating success of the franchisee. The following table reconciles our system-wide sales to our restaurant sales which we believe is the most direct comparable United States generally accepted accounting principles ("GAAP") financial measure to system-wide sales for each of the years presented (in thousands):

                                  2004           2003          2002           2001        2000
                                  ----           ----          ----           ----        ----
  Restaurant sales              $331,313       $314,708     $345,206      $372,673     $382,365
  Franchise unit sales           253,410        221,508      205,073       197,936      186,895
                                 -------        -------      -------       -------      -------
  System-wide sales             $584,723       $536,216     $550,279      $570,609     $569,260


(3) Includes amortization of the excess purchase price over the book value of assets acquired as a result of our going private transaction on September 28, 1999 of $5.4 million and $5.0 million in 2001 and 2000, respectively. In 2000, we finalized our allocation of the purchase price from the going private transaction based on an evaluation of our net assets at September 28, 1999, resulting in lower annual amortization expense than originally estimated. In July 2001, the
         Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which became effective for us with the beginning of 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Accordingly, we incurred no amortization of goodwill or of intangible assets with indefinite lives for years after 2001. Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. Our goodwill and intangible assets with indefinite lives, which aggregated $205.1 million, net of accumulated amortization, at January 2, 2005, are tested annually for impairment. Our testing for impairment concluded that there was no impairment of our goodwill or intangible assets for any periods presented.



(4) Asset impairment, restaurant closings and loss on sale of other concept restaurant consists of the following (in millions):


                                          2004           2003            2002             2001            2000
                                          ----           ----            ----             ----            ----

         Impairment of assets             $1.1           $4.1            $0.4             $5.5             -
         Restaurant
            closings/remodels              0.8            2.0             8.8             12.7             -

         Loss on sale of other
            concept restaurant             0.3              -               -                -             -
                                          ----           ----            ----            -----          ----
         Total                            $2.2           $6.1            $9.2            $18.2             -
                                          ====           ====            ====            =====          ====


(5) Other income in 2004 represents the difference between the amounts allegedly owed to a former distributor and the negotiated settlement with the Bankruptcy Trustee. Other income in 2002 represents the portion of the settlement of our insurance claim, net of related expenses attributable to the reimbursement of lost income under our business interruption insurance arising out of the events of September 11, 2001.

(6) A credit of $5.6 million was recorded in 2000 to write-off deferred income taxes as a result of electing to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax laws beginning in 2000.

(7) For a more detailed presentation of our cash flow data, see our audited consolidated financial statements and related notes included in Item 8 of this report. In 2000, net cash provided by operating activities before a change in deferred taxes caused by the conversion to Subchapter S status and a change in accrued interest payable was $53.3 million.

(8) EBITDA represents earnings (losses) before interest income, interest expense, taxes, depreciation and amortization and includes the effect of the insurance recovery described in note 4 above. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with "GAAP" or as a measure of a company's profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our senior notes in that EBITDA is one of the factors in the calculation of our compliance with the ratios in the indenture under which our senior notes are issued. We also internally use EBITDA to determine whether or not to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities. The following table reconciles EBITDA to our net income (loss) for each of the periods which we believe is the most direct comparable GAAP financial measure to EBITDA, presented (in thousands):


                                                      2004          2003          2002           2001          2000
                                                      ----          ----          ----           ----          ----
            EBITDA                                  $42,651       $33,671        $56,229       $46,305       $78,703
            Interest expense                        (30,694)      (31,039)       (30,959)      (30,950)      (30,243)
            Interest income                             654           694            528           756           949
            Income (taxes) credit                      (534)         (844)          (334)         (325)        5,075
            Depreciation and

                amortization                        (16,400)      (19,712)       (20,683)      (30,375)      (29,039)
                                                    --------      --------       --------      --------      --------
            Net (loss) income                       $(4,323)     $(17,230)       $ 4,781      ($14,589)      $25,445
                                                  ==========   ===========        =======      =========      =======

(9) In 2004, the Company noted an error in the minority interest account and accrued expenses and recorded $569,000 to correct this error, which related to the recording of income and minority interest of a consolidated subsidiary in years prior to December 31, 2000. The correction was adjusted to opening retained earnings. The error resulted from the misinterpretation of certain Partnership Agreements concerning the sharing of the losses of two of the locations within this consolidated subsidiary.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other data and information appearing elsewhere in this report.

RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

         We are a leading owner, operator and franchisor of Quick Service Restaurants ("QSR") restaurants, serving a wide variety of Italian specialty foods with 927 locations as of January 2, 2005. We also operate, in certain cases with joint venture partners, a number of other restaurant concepts with 22 locations as of January 2, 2005. In 2005, we sold one other concept restaurant and we opened three in early 2005.

         While we have been faced with numerous pressures that have affected our business, including the events of September 11, 2001, the general economic downturn in recent years in the United States, and the March 2003 military action in Iraq, we saw increased sales in all areas of our business as we moved through 2004 and into 2005. Mall traffic has increased as retailers, particularly high end mall based retailers, are serving more customers. In addition, during 2004, we re-energized our quick-service restaurant operations while continuing to provide a quality product coupled with quality service. We believe our strategy resulted in the significant improvement of our operating results, including higher sales and earnings. The increase in mall traffic, combined with selective price increases, improvements in operational controls and upgraded store management at all levels produced increased sales in 2004. While we have closed approximately 130 company owned QSR locations since 2001, net of those opened, substantially all those QSR restaurants which remain are generating increased levels of sales. As a result, earnings which had been declining in prior years, improved significantly in 2004 over those reported in 2003. Our Franchise Group has also seen improvements in revenues as economic conditions have improved world wide. Approximately 113 new franchised locations, net of those closed, have opened since 2001.

         We developed a new concept, Carmela's of Brooklyn, which opened its first restaurant in early 2005. Carmela's of Brooklyn is expected to operate outside of our traditional mall, hospitality and airport venues. We believe that the continuing development of this and other concepts, along with a combination of our re-energized QSR restaurants and continued growth in our franchise based business, should lead to continued improvements in both revenue and profit.

         Since September 2003, we have restructured our corporate staff. In September 2003, Michael O'Donnell was hired as our President and Chief Executive Officer, while Mario Sbarro remained as Chairman of the Board of Directors. In January 2004, Peter Beaudrault joined us as our Corporate Vice President and
President  of our Quick  Service  Division,  and  Anthony J.  Missano,  formerly
President of our Quick Service Division, became our President of Business Development, with responsibilities for real estate, construction, purchasing and other business development matters. In February 2004, Anthony J. Puglisi was hired as our Chief Financial Officer, a position that had remained vacant since June 2002. In March 2005, Michael O'Donnell resigned his position as

President and Chief Executive Officer and Peter Beaudrault was appointed President and Chief Executive Officer. Mr. O'Donnell remains a member of our Board of Directors.

SEASONALITY

         Our business is subject to seasonal fluctuations, and the effects of weather, national security, economic and business conditions. Earnings have been highest in our fourth quarter due primarily to increased volume in shopping malls during the holiday shopping season. Our annual earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter.

GOODWILL AND OTHER INTANGIBLE ASSETS

          Due to the seasonality of our business, until we determine the results of operations for our fourth quarter, we are not able to perform the annual test for impairment on our goodwill and intangible assets with indefinite lives acquired prior to July 1, 2001 as required by SFAS No. 142, "Goodwill and Other Intangible Assets," and fully evaluate the impairment of long-lived assets as required by SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Any required adjustments are recorded at that time unless impairment factors are present earlier. Our annual test for impairment charges of our goodwill and intangible assets with indefinite lives at the end of 2004 and 2003 concluded that there were no impairment changes related to these assets. However, during 2004 and 2003, we recorded impairment of our long-lived assets of $1.1 million and $4.1 million, respectively, as a result of our periodic evaluation of impairment indicators of the property and equipment that is part of our long lived assets.

ACCOUNTING PERIOD

         Our fiscal year ends on the Sunday nearest to December 31. Our 2004 year contained 53 weeks. All other reported years contain 52 weeks. As a result, our 2004 year benefited from one additional week of operations over the other years which generated approximate revenues of $9 million and approximate income before taxes of $2.5 million.

PRIMARY FACTORS CONSIDERED BY MANAGEMENT IN EVALUATING OPERATING PERFORMANCE

         Our evaluation of operating performance of Sbarro focuses on a number of factors, all of which play a material role:

         o        comparable Sbarro owned QSR location sales;

         o        franchise   location  sales  and  their  relationship  to  our
                  franchise revenues;

         o decisions to continue to operate or close Sbarro owned QSR locations;

         o percentage relationship of the cost of food and paper products and payroll and other benefit costs to our restaurant sales;

         o level of other operating expenses and their relationship to restaurant sales;

         o        relationship of general and administrative costs to revenues;

         o        provision for asset impairment and restaurant closings; and

         o        EBITDA.

         The following statistical information highlights the primary factors covered by our management in evaluating our operating performance:

RELEVANT FINANCIAL INFORMATION

                                                                                  Fiscal Year
                                                                                  -----------
                                                                    2004                2003                 2002
                                                                    ----                ----                 ----
                                                                                 (in millions)
Comparable QSR owned sales (1)                                      $309                $288                $298
Comparable QSR owned sales
     - percentage change vs. prior year (1)                          8.2%               -3.4%               -1.3%
Franchise location sales                                            $253                $222                $205
Franchise revenues                                                  $ 12                 $11                 $10
Cost of food and paper products as a
    percentage of restaurant sales                                  21.8%               21.4%               19.6%
Payroll and other benefits as a percentage
    of restaurant sales                                             27.4%               28.5%               27.9%
Other operating expenses as a percentage
    of restaurant sales                                             34.6%               35.1%               33.3%
General and administrative costs as a
    percentage of revenues                                           8.2%                7.7%                6.6%
Provision for asset impairment and
    restaurant closings, loss on sale of other
    concept restaurants                                             $2.2                $6.1                $9.2
EBITDA (2)                                                           $43                 $34                 $56

(1) Comparable QSR owned sales dollars and annual percentage changes are based on locations that were in operation on a continuing basis within each year presented. Comparable QSR sales in 2004 include the 53rd week of approximately $8.5 million in sales. The 53rd week in 2004 accounts for approximately 3% of the 8.2% comparable increase.

(2) See "Selected Financial Data" for information concerning this "Non-GAAP" financial measure and a reconciliation of EBITDA to our net income (loss), which we believe is the most direct comparable financial measure to EBITDA.



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

FISCAL 2004 COMPARED TO FISCAL 2003

         Sales by QSR restaurants and consolidated other concept restaurants increased 5.3% to $331.3 million for 2004 from $314.7 million for 2003. The increase in sales for 2004 reflects $16.6 million (5.5%) of higher sales of QSR restaurants. The sales of consolidated other concept units were essentially flat in 2004 as compared to 2003. Increases in comparable location sales of $24 million (8.2%) (includes approximately $8.5 million of QSR revenue, or a 3.0% increase relating to the 53rd week) in 2004 from 2003 was the primary reason for the improvement in QSR restaurant sales. Comparable restaurant sales represent sales at locations that were open during the entire current and prior years. We believe that improved economic conditions in the United States, increased mall traffic, improvement in operational controls and upgraded field and store management combined with selective price increases accounted for the improvements.

         Franchise related income increased 11.3% to $12.1 million in 2004 from $10.9 million in 2003. The increase was attributed to additional locations opened during the year (net of closed locations) and an increase in comparable sales of 6% for foreign locations and 2% for domestic locations.

         Real estate and other decreased to $5.5 million in 2004 as compared to $6.8 million in 2003. The decrease was primarily due to $.7 million of rebates recorded in 2003 resulting from a change in estimate.

         Cost of food and paper products as a percentage of restaurant sales increased by .4% to 21.8% for 2004 from 21.4% for 2003. The cost of sales percentage in 2004 was negatively impacted by the increase in cheese prices throughout most of the year. Cheese prices in 2004 increased substantially over cheese prices in 2003 and were approximately $0.34 per pound higher for a total increase of approximately $2.9 million or 0.9% of restaurant sales. Improved operational controls combined with selective price increases of our products offset the effect of the increased cheese prices on our cost of sales as a percentage of restaurant sales.

         Payroll and other employee benefits increased $1.2 million but, as a percentage of restaurant sales, decreased to 27.4% in 2004 from 28.5% of restaurant sales in 2003. The dollar increase was primarily due to payroll and other employee benefits relating to the 53rd week in 2004 of approximately $2.0 million offset by better management of staff levels and less restaurants in operation than in 2003. The decrease as a percentage of restaurant sales was primarily a result of improved sales resulting from increased mall traffic and selective price increases.

         Other operating costs increased by $4.1 million but decreased to 34.6% of restaurant sales in 2004 from 35.1% in 2003. The increase was primarily related to an increase in restaurant management bonuses of $2.2 million resulting from improved profits and an increase in occupancy and other costs due to the 53rd week in 2004 of approximately $1.6 million.

         Depreciation and amortization expense decreased by $3.3 million to $16.4 million for 2004 from $19.7 million for 2003. The reduction was due to fewer restaurants in operation in 2004, as well as the reduction in depreciation resulting from the asset impairment charges taken in 2003 and disposal of assets in 2004.

         General and administrative expenses were $28.6 million for 2004, compared to $25.5 million for 2003. The principal factors contributing to the increase were increased bonuses of $1.5 million, additional litigation reserves of $1.2 million and costs associated with additions and changes to senior management of $1.2 million. These increases were offset by a reduction in work force that reduced our 2004 costs by approximately $2.5 million. In connection with this reduction in work force in early 2004, we recorded severance and other related costs of approximately $1.2 million in 2004.

         During 2004 and 2003, we recorded a provision for asset impairment, restaurant closing and remodel charges and loss on sale of other concept restaurant of $2.2 million and $6.1 million, respectively. In 2004, $1.1 million related to the impairment of assets as compared to $4.1 million in 2003. Restaurant closings and remodels accounted for $0.8 million and $2.0 million in 2004 and 2003, respectively. In 2004, there was a charge of $0.3 million to record the loss on sale of another concept restaurant. The charge for asset impairment resulted from our evaluation of impairment indicators which determined that the carrying amount of certain store assets may not be recoverable from the estimated undiscounted future cash flows resulting from the use of those assets.

         Interest expense of approximately $31 million for both 2004 and 2003 relates to the 11%, $255 million senior notes we issued to finance our going private transaction ($28.1 million in both 2004 and 2003), the 8.4%, $16 million mortgage loan on our corporate headquarters ($1.3 million in both periods). In addition, $1.5 million in both 2004 and 2003 represents non-cash charges primarily for the accretion of the original issue discount on our senior notes and the amortization of deferred financing costs on the senior notes, and the mortgage loan.

         Interest income was approximately $0.7 million in both 2004 and 2003.

         Equity in the net income of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. Our equity in the overall profits of those concepts increased by $0.4 million in 2004 from 2003 as a result of improvements in our steakhouse joint venture.

         In 2003, we replaced our then national independent wholesale distributor which had declared bankruptcy. In December 2004, we entered into a settlement agreement with the bankruptcy trustee to settle $2.1 million allegedly due from us for $0.9 million. The difference between the alleged amount due (which we had fully reserved for) and the settlement agreement of approximately $1.2 million is reported in other income.

         We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense was $0.5 million and $0.8 million for 2004 and 2003, respectively. The expense was for taxes owed by us to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income and for taxes withheld at the source of payment on foreign franchise income related payments.

FISCAL 2003 COMPARED TO FISCAL 2002

         Sales by QSR restaurants and consolidated other concept restaurants decreased 8.8% to $314.7 million for 2003 from $345.2 million in 2002. The decrease in sales for 2003 reflected $22.3 million (6.9%) of lower sales of Sbarro QSR restaurants and $8.2 million (35.6%) of lower sales of consolidated other concept units. Declines in comparable location sales of $10.1 million (3.4% to $287.3 million) in 2003 from 2002 was the primary reason for the decline in QSR restaurant sales. We believe that these declines were attributable to a reduction in shopping mall traffic related to the general economic downturn in the United States and, additionally with respect to the first quarter of 2003, the effects of the threatened and then actual military action in Iraq. Comparable restaurant sales are made up of sales at locations that were open during the entire current and prior years.

         During 2003, we closed 30 more units than we opened, causing the remaining $12.3 million net reduction in QSR restaurant sales. The units closed were generally low volume units that did not have a material impact on our results of operations.

         Of the decline in consolidated other concept unit sales, approximately $0.7 million resulted from a 4.7% decrease in comparable unit sales to $14.7 million. We believe that the decline was attributable to the same factors that affected QSR restaurant sales. In addition, during 2003 two consolidated other concept units were closed, resulting in a net sales reduction of $7.5 million for 2003. These units were either unprofitable or marginally profitable and were part of ventures that we determined to discontinue.

         Franchise related revenues rose by $0.8 million, or 7.9%, in 2003 over 2002. Excluding approximately $0.6 million of revenues in 2003 related to area development agreements for the United Arab Emirates and Korea that expired, franchise related income increased 2.0% to $10.3 million in 2003 from $10.1 million in 2002. Initial royalties from locations opened during 2003 and ongoing royalties earned from locations opened in 2003 and during 2002 were offset, in part, by a 2.7% reduction in comparable unit sales in 2003 from 2002 levels.

         Approximately $0.7 million of the increase in real estate and other revenues to $6.8 million in 2003 from $5.1 million in 2002 was for rebates recorded in 2003 resulting from a change in estimate. Increased usage of certain other products that were subject to rebates accounted for the remainder of the 2003 increase from 2002 levels.

         Cost of food and paper products as a percentage of restaurant sales increased to 21.4% for 2003 from 19.6% in 2002. The cost of sales percentage in 2003 was negatively impacted by the decrease in comparable unit sales. In addition, without changing the effect on the final product, we modified our pizza and pasta sauce recipes to utilize ready made sauce instead of crushed tomatoes as the base raw material to facilitate the consistency in product in each restaurant unit and reduce labor needed to prepare our products. We estimate that this added approximately 3/4 of 1 percentage point to our cost of food. The increase in cheese prices that began at the end of the second quarter resulted in significantly higher cheese costs in the third and fourth quarters of 2003 compared to the similar periods in 2002 causing a 7/10 of 1% increase in cost of sales for 2003. In early 2003, we replaced our then national independent wholesale distributor, which had declared bankruptcy, with another national independent wholesale distributor.

         Payroll and other employee benefits decreased by $6.7 million but, as a percentage of restaurant sales, increased to 28.5% in 2003 from 27.9% of restaurant sales in 2002. The dollar decrease was primarily due to fewer units in operation while the percentage of sales increase was due to the reduction in comparable unit sales and resulting operating inefficiencies.

         Other operating expenses decreased by $4.4 million but increased to 35.1% of restaurant sales in 2003 from 33.3% in 2002. The lower dollar level of other operating expenses resulted primarily from the fewer number of units in operation. The increase as a percentage of restaurant sales was primarily due to increases in rent and other occupancy related expenses resulting from the renewal of existing leases at the end of their terms at higher rental rates, compounded by the reduction in comparable unit sales and increases in our repair and maintenance costs due to the number of years that the majority of our locations have been operating and the effects of the long-term utilization on their equipment.

         Depreciation and amortization expense decreased by $1.0 million to $19.7 million for 2003 from $20.7 million in 2002. The reduction was primarily due to fewer restaurants in operation in 2003.

         General and administrative expenses were $25.5 million for 2003, compared to $24.0 million in 2002. The principal factors contributing to the increase in 2003 were $0.2 million of legal fees incurred in connection with a lawsuit, a $0.2 million allowance for doubtful accounts receivable recorded with respect to our franchisee in Spain that declared bankruptcy, a $0.2 million allowance against the collectibility of amounts owed by our Israeli franchisee, bonuses of $0.7 million that were granted to certain executive officers, $0.5 million of costs and expenses related to the hiring and employment of our then President and Chief Executive Officer and higher QSR field management travel and related costs, offset by a reversal of approximately $0.3 million of excess estimates for the ultimate cost of two lawsuits related to one of our former joint venture locations.

         During 2003, we recorded a provision for asset impairment, restaurant closing and loss on sale of other concept restaurant of $6.1 million. Of the provision, $2.0 million was for costs relating to restaurant closings and $4.1 million was for the impairment of property and equipment. The charge for asset impairment resulted from our evaluation of impairment indicators which determined that the carrying amount of certain store assets may not be recoverable from the estimated undiscounted future cash flows resulting from the use of those assets.

         Interest expense of $31 million for both 2003 and 2002 related primarily to the 11%, $255 million senior notes we issued to finance our going private transaction ($28.1 million in both 2003 and 2002), the 8.4%, $16 million mortgage loan on our corporate headquarters in 2001 ($1.3 million in both periods). In addition, $1.5 million in both 2003 and 2002 represented non-cash charges for the accretion of the original issue discount on our senior notes and the amortization of deferred financing costs on the senior notes and the mortgage loan.

         Interest income was approximately $0.7 million in 2003 and $0.5 million in 2002. Higher average cash available for investment in 2003 compared to 2002 was partially offset by lower prevailing interest rates in effect.

         Equity in the net income of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concepts in which we have a 50% or less ownership interest. Our equity in the overall profits of those concepts declined by $0.2 million in 2003 from 2002 resulting from our proportionate share ($0.5 million) of the losses from the sale of a clam bar joint venture location and one of the locations of our steakhouse joint venture. These losses offset our equity in the operating net income of unconsolidated affiliates of approximately $0.9 million in 2003 compared to $0.7 million in 2002.

         We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense was $0.8 million and $0.3 million for 2003 and 2002, respectively. The expense was for taxes owed by us to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income and for taxes withheld at the source of payment on foreign franchise income related payments.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

         Our liquidity requirements relate to debt service, capital expenditures, working capital, investments in other ventures, distributions to shareholders when permitted under the indenture for the senior notes and to repay any borrowings we may make under our line of credit and general corporate purposes. We incur annual cash interest expense of approximately $29 million under the senior notes and our mortgage loan and may incur additional interest expense for borrowings under our line of credit. We are not required to make principal payments, absent the occurrence of certain events, on our senior notes until they mature in September 2009. We believe that aggregate restaurant capital expenditures and our investments in joint ventures during the next twelve months will be approximately $14 million.

         We expect our primary sources of liquidity to meet current requirements will be cash flow from operations. Our $3.0 million line of credit which expires in May 2005 is uncommitted. Therefore, our lender could refuse to lend to us at any time. We do not presently expect to borrow under our line of credit except for required letters of credit. The maximum amount available of our line of credit, after given effect to outstanding letters of credit, was $1.2 million at January 2, 2005. The Company is in discussions with several banks to extend or replace the credit line.

CONTRACTUAL OBLIGATIONS
-----------------------

         Our contractual obligations with respect to both our and the other concepts (both those in which we have a majority or minority interest) were as follows as of January 2, 2005:

                                                                 PAYMENTS DUE BY PERIOD
                                                                 ----------------------
                                                        LESS THAN                                      MORE THAN 5
                                                        ---------                                      -----------
                                          TOTAL         1 YEAR        1 - 3 YEARS      4 - 5 YEARS     YEARS
                                          -----         ------        -----------      -----------     -----
                                                                             (IN MILLIONS)
Long-Term Debt Obligations:
     Senior notes (1)                      $255.0         $   -         $    -          $255.0         $     -
     Mortgage loan (2)                       15.3           0.2            0.4             0.5            14.2
     Credit line (3)                            -             -              -               -               -
Estimated interest expense                  162.0          29.3           87.9            30.5            14.3
      on long-term debt
Letters of credit (4)                         1.8           1.8              -               -               -
Guaranteed indebtedness (5)                   7.4           1.6            3.0             1.7             1.1
Capital lease obligations                       -             -              -               -               -
Operating leases (6)                        290.6          51.4           93.8            69.8            75.6
Purchase obligations (7)                      0.4           0.4              -               -               -
                                          -------        ------         ------         -------         -------

Total                                      $732.5         $84.7         $185.1          $357.5          $105.2
                                           ======        ======         ======         =======         =======

(1)      There are no  principal  repayment  obligations  under the senior notes until  September  2009,  when  the  entire  principal  balance  becomes payable.
(2) Payable in monthly installments of principal and interest of $0.1 million. Table includes only the principal portion of the installment payments.
(3) Our line of credit enables us to borrow, subject to bank approval, up to $3.0 million, less outstanding letters of credit through May 2005. There are currently no amounts outstanding under the new line of credit. The $1.8 million of letters of credit reflected in the table above reduces our availability under the line of credit to $1.2 million.
(4) Represents our maximum reimbursement obligations to the issuer of the letters of credit in the event the letters of credit is drawn upon. The letters of credit generally are issued instead of cash security deposits under operating leases or to guarantee construction costs for Sbarro or other concept locations. Of the outstanding standby letters of credit, approximately $0.1 million are for locations that have been subleased to the buyers of two of our other concept locations. All the standby letters of credit supporting leases are annually renewable through the expiration of the related lease terms. If not renewed, the beneficiary may draw upon the letters of credit as long as the underlying obligation remains outstanding.
(5) Represents our maximum reimbursement obligations relating to guarantees of our nonconsolidated subsidiaries' debt and letter of credit obligations. Although we do not expect to have to pay these obligations, the amount disclosed represents the full exposure.
(6) Represents base rent under operating leases including those which we either sublease to, or guarantee the obligations of, franchisees or certain of our other concepts. Excludes real estate taxes, utilities, insurance, common area charges and other expenses that are not fixed and contingent rent obligations which vary with the level of net restaurant sales. Also excludes leases that are under month-to-month tenancies.

(7) Represents commitments for capital expenditures, including for the construction of restaurants for which we are contractually committed. Excludes potential purchases under our contractual arrangement with our national independent wholesale distributor that commenced in February 2003 and that requires us, for the next four years, subject to various causes for termination, to purchase 95% of most all our food ingredients and related restaurant supplies from them. The agreement does not, however, require us to purchase any specific fixed or minimum quantities. Among the factors that will affect the dollar amount of purchases we make under the agreement are:

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

SOURCES AND USES OF CASH

         The following table summarizes our cash and cash equivalents and working capital as at the end of our two latest years and the sources and uses of our cash flows during those two years:

                                                        Year Ended
                                             2004                       2003
                                             ----                       ----
                                                       (in millions)
Liquidity at year end
---------------------
Cash and cash equivalents                  $63.0                       $56.4
Working capital                            $32.6                       $28.4

Net cash flows for each year
----------------------------
Provided by operating activities           $15.8                       $11.0
Used in investing activities               $(8.9)                      $(8.5)
Used in financing activities               $(0.3)                      $(1.2)
                                           ------                      ------
Net increase in cash                        $6.6                        $1.3
                                            ====                        ====

         We have not historically  required  significant working capital to fund
our  existing  operations  and  have  financed  our  capital   expenditures  and
investments in joint ventures through cash generated from operations.

         Net cash provided by operating activities was $15.8 million in 2004 compared to $11.0 million in 2003 year. This $4.8 million increase was primarily due to the improvements in operating income of $10.6 million offset by a non cash decrease as compared to 2003 primarily of depreciation and amortization of $3.3 million and asset impairment, restaurant closings and loss on sale of other concept restaurants of $3.9 million.

         Net cash used in investing activities has historically been primarily for capital expenditures. Net cash used in investing activities increased to $8.9 million in 2004 from $8.5 million in 2003.

Capital expenditures were utilized for QSR restaurant openings and renovation activity and for expenditures for consolidated other concept locations.

         Net cash used in financing activities was $0.3 million in 2004 compared to $1.2 million in 2003. Cash used in financing activities in 2004 resulted primarily from a tax distribution to shareholders offset by a reduction in loans receivable from officers. In March 2000, we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders. The indenture for the senior notes permits us to make distributions to shareholders under a formula that is designed to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and such income were taxed at the highest applicable federal and New York State marginal income tax rates.

FINANCING

         In March 2004, we obtained a line of credit under which we currently have the ability, subject to bank approval, to borrow up to $3 million, less outstanding letters of credit. At January 2, 2005, there were $1.8 million of letters of credit outstanding and, we had $1.2 million of undrawn availability, subject to bank approval, under the line of credit. The line of credit contains no financial covenants or unused line fees. Interest applicable to the loans under the line of credit is at the bank's prime rate at the time of any borrowings. The line expires in May 2005. The Company is in discussions with several banks to extend or replace the line of credit.

         As part of the going private transaction, we sold $255 million of 11% senior notes (at a price of 98.514% of par to yield 11.25% per annum), the net proceeds of which, together with substantially all of our then existing cash, was used to finance the transaction. The indenture under which our senior notes are issued does not require us to make, except under certain circumstances, principal payments until September 2009, when the outstanding principal balance is due. The indenture contains various covenants that limit our ability to borrow funds in addition to lending arrangements that existed at the date of the going private transaction and replacements of those arrangements, to make "restricted payments" including, among other things, dividend payments (other than as distributions pursuant to the tax payment agreement), and to make investments in, among other things, unrestricted subsidiaries. Among other covenants, the indenture requires that, in order for us to borrow (except under specifically permitted arrangements) our consolidated interest ratio coverage (as defined in the Indenture), after giving pro forma effect to the interest on the new borrowings, for the four most recently ended quarters must be at least
2.5 to 1. As of January 2, 2005, that ratio was 1.36 to 1. As a result, we are not presently able to borrow funds except for the specifically permitted indebtedness, such as up to $75.0 million of revolving credit loans. In order to make restricted payments, that ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture. We refer to the amount that is available for us to make dividends and other restricted payments as the "restricted payment availability." We cannot make restricted payments (other than distributions pursuant to the tax payment agreement) until we increase the restricted payment availability by approximately $18 million, and then only to the extent of any excess over that amount.

         In March 2000, one of our restricted subsidiaries obtained a $16 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The outstanding principal balance as of

January 2, 2005 was $15.3 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual and quarterly debt service of at least 1.2 to 1.0.

         As of January 2, 2005, we were in compliance with all covenants in the indenture for the senior notes and our mortgage. Our subsidiary is in compliance with the covenants for its mortgage.



OFF-BALANCE SHEET ARRANGEMENTS

         We and our unconsolidated subsidiaries have contractual obligations that contingently require payments under a line of credit, standby letters of credit and a mortgage loan of our steakhouse joint venture and a bank loan of our quick service Mexican-style restaurant joint venture. In addition, we have a contractual obligation for the remainder of the original term of the operating lease for the clam bar location which was sold by the joint venture to which we are a party.

         We are a party to various financial guarantees to a bank for two of our other concepts. We are jointly liable, along with our joint venture partner, for a loan owed by one of the other concepts. Our liabilities under the line of credit, mortgage loan and $0.1 million of letters of credit to the second concept are limited to our minority ownership percentage. The remaining letter of credit for the second concept of $0.6 million is jointly and severally guaranteed by each of the partners in the joint venture. To varying degrees, these guarantees involve elements of performance and credit risk. The possibility of our having to honor our contingencies is largely dependent upon future operations of the other concepts. We record a liability if events occur that make payment under the guarantees probable. Under FIN No. 45, we are required to record a liability for the fair value of any obligation undertaken or modified after December 31, 2002. No such obligation was undertaken or modified in 2004 or 2003.

         The details of our guarantees as of January 2, 2005 and their terms are as follows:


         TYPE OF GUARANTEED OBLIGATION         AMOUNT (1)         TERM
         -----------------------------         ----------         ----

              Line of credit                   $5.0 million       December 2010
              Loan                              1.4 million       November 2007
              Letters of credit                 0.7 million       December 2010
              Mortgage loan                     0.3 million       August 2019
---------
         (1) Represents our current maximum exposure under existing borrowings and letters of credit. Our exposure under the line of credit could increase to $6.3 million if the full amount of the line of credit is utilized. In 2003, the loan expiration date for all new term loans was extended from December 31, 2008 to December 31, 2010.

         Our steakhouse joint venture entered into construction contracts aggregating approximately $4.3 million for three restaurants, of which two opened in early 2005. Through March 1, 2005, payments of approximately $2.8 million have been made against these contracts. The construction of the restaurants is guaranteed by us under the terms of the leases for the locations. In addition, we also guarantee the rent through the first year of operations of one restaurant location and the rent until another restaurant opens.

         Our obligation under the bank loan to our quick service Mexican-style restaurant joint venture is joint and several with our partner's guarantee and is therefore up to 100% of the outstanding amount of the loan. Our guarantee was established at the inception of the borrowing by the venture to facilitate its borrowings and is required to be in place until the loan is repaid. As of January 2, 2005, the amount subject to our loan guarantee for this joint venture was $1.4 million.

         In August 2003, we closed, sold the assets and transferred the lease, subject to our remaining $0.15 million guarantee for the remainder of the original lease term, of the clam bar location. Our guarantee of the lease became operable upon the buyer's default and will continue until the premises are released.

         In certain instances, we guarantee the leases for franchisees. We currently guarantee 29 leases for franchisees. Ten of these leases were guaranteed after the adoption of FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Company has recorded a liability of $0.1 million which represents the fair value of these guarantees as of January 2, 2005.


RELATED PARTY TRANSACTIONS

         We were the sole tenant of an administrative office building which we leased from a partnership owned by Sbarro Enterprises, L.P., the limited partners of which are Mario Sbarro, our Chairman and a director, Joseph Sbarro, our Senior Vice President, Secretary and a director, Anthony Sbarro, our Vice Chairman, Treasurer and a director, and Carmela Sbarro, Vice President and a director. The annual rent paid was $100,000, $300,000 and $300,000 for 2004, 2003 and 2002, respectively. We were advised by a real estate broker that the rent to be paid by us was comparable to the rent that would have been charged by an unaffiliated third party. The lease was terminated upon the sale of the building by the partnership in April 2004.

         On April 5, 2001, we loaned $3.2 million to certain of our shareholders, including: Mario Sbarro, $1.1 million, Joseph Sbarro, $1.2 million and Anthony Sbarro, $0.9 million. The due dates of the related notes have been extended to April 6, 2007. The notes bear interest at the rate of 4.63% per annum, payable annually. As of January 2, 2005, the balance of these loans was $2.9 million.

         On December 28, 2001, we loaned $2.8 million to our shareholders, including: Mario Sbarro, $0.6 million, Joseph Sbarro, $0.7 million, Anthony
Sbarro, $0.5 million, and the Trust of Carmela Sbarro, $1.0 million. The due dates of the related notes have been extended to December 28, 2007. The notes bear interest at the rate of 2.48% per annum, payable annually. As of January 2, 2005, the balance of these loans was $2.6 million.

         In March 2004, we loaned $40,000 to Gennaro A. Sbarro, then our Corporate Vice President and President of our Franchising and Licensing Division. The note was repaid in February 2005 including interest at 2.69% per annum. In connection with his resignation in 2004, we entered into a severance agreement providing for a lump sum payment of approximately $453,000.

         In June 2003, Anna Missano, the daughter of Joseph Sbarro, issued to us a note for approximately $90,000 for royalties due us for 2001 and 2000. The note is repayable at approximately $10,000 per year, including interest at 2.96% per annum, with a balloon payment due on June 30, 2010. The principal balance of the notes at January 2, 2005 was approximately $79,000.

         The interest rates charged on the foregoing related party loans included above approximate the Applicable Federal Rate (AFR) published by the Internal Revenue Service at the time of the loan. We recorded interest income from related parties was approximately $211,000, $223,000 and $221,000 in 2004, 2003 and 2002, respectively.

         Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman, a director of Sbarro, is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of approximately $26,000 for services rendered during 2004 and $0.3 million in both 2003 and 2002.

         Harold Kestenbaum, a member of our Board of Directors, assisted one of our other concepts in the preparation of its initial Uniform Franchise Offering Circular in 2002 for which the fee was $20,000.

         We and our other concepts have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro, for which we and our other concepts paid, in the aggregate, $480,000, $340,000 and $422,000 in 2004, 2003 and 2002, respectively.

         Companies owned by a son of Anthony Sbarro are parties to franchise agreements with us containing terms similar to those in agreements entered into by us with unrelated franchises. Royalties under these agreements in 2004, 2003 and 2002 were approximately $89,000, $90,000 and $92,000, respectively.

         As of July 2002, we sold the assets of a restaurant to a corporation owned by the brother-in-law of our Chairman of the Board for $88,900. The sales price resulted in a loss of approximately $64,000 that was included in the provision for restaurant closings. That corporation also entered into a franchise agreement with us. We received promissory notes for each of the purchase price and initial franchise fee that were payable over seven years and bore interest on the unpaid principal balances at 7% per annum. In addition in 2002, we subleased this location to that franchisee. Payments under the sublease were being made directly to the landlord by the franchisee. Interest payments received relating to the promissory notes was approximately $4,000 in 2003. No interest payments were received in 2004. Royalties paid under this arrangement were approximately $1,800 in 2004, $3,300 in 2003 and $6,800 in 2002.

         In March 2005, we re-purchased the assets of the restaurant from the corporation for $88,900. The remaining unpaid principal balance of the promissory notes were offset against the purchase price of the assets. The remaining balance under the promissory notes of approximately $22,000, and accrued but unpaid royalties of approximately $31,000 had been fully reserved in 2004.

         In 2002, a company in which Gennaro J. Sbarro, then our Corporate Vice President and President of our Casual and Fine Dining Division and the son of Joseph Sbarro has a 50% interest (the other 50% is owned by an unaffiliated third party) entered into a sublease for $50,000 greater than rent or other charges due under the lease. Rent and other charges due under the lease are paid directly to the landlord. Payment under the sublease are due to us. Rent of approximately $23,000 was included in the 2004 results of operations. To reimburse Sbarro for equipment costs, the Company owned by Mr. Sbarro, issued a non-interest bearing note in our favor for approximately $55,000, that is repayable in eighteen equal monthly installments of approximately $3,000 which commenced in November 2002. The principal balance on the note as of January 2, 2005 was approximately $16,000. As of October 31, 2003, Mr. Sbarro resigned from his positions with us and a corporation owned by Mr. Sbarro entered into an eighteen month agreement with us to provide consulting services to our quick service and casual dining division for approximately $23,000 per month and the reimbursement for customary and usual expenses that may be incurred by that corporation in the performance of its services.

         In October 2003, we sold the assets of three underperforming Sbarro-owned restaurants that we proposed to close to entities owned separately by each of three other of Anthony Sbarro's sons, each of which entered into a franchise agreement with us. Two of the locations, which had no remaining book value, were transferred for no consideration while the third was sold for $0.3 million that was paid in full, and resulted in a gain to Sbarro of approximately $0.1 million. In connection with the sale of the locations, the employment of these individuals with Sbarro was terminated and we included a charge for their total severance pay of approximately $60,000 in our results of operations for 2003. The franchise agreements provide for the payment of 5% of the location's sales as a continuing franchise fee but did not provide for any initial franchise fee. We have waived continuing franchise fees through 2006. In addition, we subleased two of the locations to two of the franchisees. Payments under the subleases are being made directly to the landlord by the franchisees and they are not in default.

         In January 2004, one of Mario Sbarro's daughters, resigned from her position as Manager of Administration - Construction. A corporation owned by her entered into a one year agreement to provide consulting services related to construction matters to us for a series of monthly payments totaling $100,000. In addition, that corporation provided consulting services related to construction matters for our steakhouse joint venture of $18,900 in 2004.

         In February 2005, a joint venture in which we have a 70% interest, sold the assets of one of our other joint venture restaurants to a company owned by Gennaro A. Sbarro our then Corporate Vice President and President of our Franchising and Licensing Division and the son of Mario Sbarro, for approximately $900,000 (which approximated fair value) resulting in a loss of approximately $284,000. The Company received $300,000 in cash and promissory notes of $600,000. The promissory notes are payable monthly in 72 equal monthly installments in the amount of $8,333 including interest at 5% per annum with a balloon payment of $111,375 at maturity. The joint venture also sold the inventory of the restaurant for approximately $67,000, with $50,000 paid at closing and the remainder of $17,000 payable in four equal monthly installments from March 2005 to June 2005. The company owned by Mr. Sbarro entered into a sublease, which we guarantee and a Security Agreement to secure the obligations under the promissory notes. The sublease and Security Agreement are intended to enable Sbarro to recapture the business in the event of an uncured default.

         Compensation of related parties includes salary, taxable benefits and accrued bonus. Salaries for 2004 include one additional week of salary due to our 53 week year in 2004. Compensation is as follows:

          o Mario Sbarro was our Chairman of the Board in 2004 and Chairman of the Board, President and Chief Executive Officer in 2003 and 2002. His compensation was approximately $884,000 in 2004, $700,000 in 2003 and $920,000 in 2002.

          o Anthony Sbarro was our Vice Chairman of the Board and Treasurer in 2004, 2003 and 2002. His compensation was approximately $582,000 in 2004, $400,000 in 2003 and $545,000 in 2002.

          o    Joseph  Sbarro  was  our  Senior  Executive  Vice  President  and
               Secretary in 2004, 2003 and 2002. His compensation was approximately $585,000 in 2004, $400,000 in 2003 and $575,000 in
               2002.

         In addition to the compensation of Mario, Anthony, and Joseph Sbarro:

          o Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of Sbarro and serves as Vice President and a director, received $100,000 from us for services rendered in 2004, 2003 and 2002.

          o Other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro who are our employees were paid an aggregate of approximately $860,000, $1,344,000 and $1,565,000 during 2004,
               2003 and 2002, respectively.

         The company has a 40% equity interest in Boulder Creek Steakhouse and provided administrative services for $165,000, $172,000 and $148,000 in 2004, 2003 and 2002, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS


SFAS 153:

         In December 2004, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 153, "Exchanges of Non Monetary Assets", which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. We do not anticipate that SFAS No. 153 will have a material impact on our financial position or results of operations.

SFAS 123R:

         In December 2004, the FASB issued a revision of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (revised 2004)", which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We do not anticipate SFAS No. 123R will have a material impact on our financial position or results of operations.


CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

         Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Accounting policies often require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. Accounting policies whose application may have the most significant effect on our reported results of operations and financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position, are:

         o SFAS No. 5, "Accounting for Contingencies." Pursuant to SFAS No. 5, in the past we have made, and we intend in the future to make, decisions regarding the accounting for legal matters based on the status of the matter and our best estimate of the outcome (we expense defense costs as incurred). This requires management to make judgments regarding the probability and estimated amount of possible future contingent liabilities, especially, in our case, legal matters. However, especially if a matter goes to a jury trial, our estimate could be off since our estimates are based, in large part, on our experience in settling matters. In our judgment, we believe that the estimate of approximately $3.2 million for outstanding legal actions.

         o SFAS No. 142, "Goodwill and Other Intangible Assets," requires us to test annually and periodically assess whether there has been an impairment of goodwill and indefinite lived intangible assets acquired prior to July 1, 2001 ($205.1 million, net of accumulated amortization, at December 28, 2003 and January 2, 2005). As discussed under "Results of Operations" above, the independent firm we engaged to assist us in the determination of impairment, used the discounted cash flow method and the guideline company valuation methods in determining the fair value of our goodwill and the discounted cash flow and market approach methods in determining the fair value of our trademark and concluded that there was no impairment in the carrying value of these assets as of January 2, 2005. However, future estimates could change and cause us to take an impairment charge with respect to those assets. Further, after taking such a charge, should future estimates determine that the fair value has risen, SFAS No. 142 does not allow us to increase the then current value.

         o SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires judgments regarding future operating or disposition plans for marginally performing assets. The application of this policy has affected the amount and timing of charges to operating results that have been significant in recent years ($1.1 million, $4.1 million and $0.4 million in 2004, 2003 and 2002, respectively). We evaluate our long-lived assets for impairment at the individual restaurant level on an annual basis, or whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable, including our business judgment of when to close underperforming units. These impairment evaluations require an estimation of cash flows over the remaining life of the related restaurant lease, which is generally up to 10 years. Our estimates are based on cash flows from recent operations of the restaurants and, unless specific circumstances about the location warrant, do not include unsupportable sales growth and margin improvement assumptions. Should the carrying amount not be deemed to be recoverable, we write the assets down to their fair value. After the impairment has been identified and the related asset written down, in accordance with SFAS No. 144, the effect cannot be reversed. As a result, the result of evaluation is not subject to future review and change.

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

         o FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," elaborates on the disclosures to be made by a guarantor in its financial statements concerning its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued or modified after January 1, 2003), that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. We have guarantees that would require recognition upon issuance or modification under the provisions of FIN No. 45. The nature of our business will likely result in the issuance of certain guarantees in the future and, as such, we will be required to evaluate the fair value of the obligation at the inception of such guarantee. We recognized a liability under FIN No. 45 of approximately $120,000 in 2004 and $38,000 in 2003. The amount we may be required to recognize in future years may be higher than this amount depending on the number and magnitude of guarantees we issue.

         o FIN No. 46,"Consolidation of Variable Interest Entities," was effective immediately upon its issuance during fiscal 2003 for all enterprises with interests in variable interest entities created after January 31, 2003. In December 2003, FASB issued FIN No. 46 (R) which changed the effective dates for the recording of interests in variable interest entities created before February 1, 2003 beginning with the first interim reporting period ending after March 15, 2004. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, or receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The FASB has specifically exempted traditional franchise arrangements from the evaluations required under FIN No. 46. We have also reviewed our joint ventures, equity investments and corporate relationships for possible coverage under FIN No. 46. The application of FIN No. 46 did not have a material effect on our disclosures and our financial position or operating results. We have several variable interest entities, for which we provide disclosures. However, we are not the primary beneficiary and therefore do not need to consolidate these entities.

         o SFAS 13, "Accounting for Leases" establishes standards of financial accounting for leases. Certain of the Company's operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred rent. Any lease incentives received by the Company are deferred over the same period as the lease and amortized over a straight-line basis over the life of the lease as a reduction of rent expense. We calculate deferred rent based on the lease term from when we obtain access or control over the leased property. Rent expense accrued during the construction period is capitalized as part of the cost of leasehold improvements. The length of time from when we take possession of property for our QSR restaurants and when our restaurant opens is normally minimal (1-2 months) as compared to our normal lease terms of ten years.

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

         Future borrowings under our credit facility (none are currently outstanding) will be at rates that float with the market and, therefore, will be subject to fluctuations in interest rates. Our $255 million senior notes bear a fixed interest rate of 11%. We are not a party to, and do not expect to enter into any, interest rate swaps or other instruments to hedge interest rates.

         We have not purchased, and do not expect to purchase, future, forward, option or other instruments to hedge against fluctuations in the prices of the commodities we purchase. As a result, our future commodities purchases are subject to changes in the prices of such commodities.

         All of our transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, reducing the risks in the changes of the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------



Report of Independent Registered Public Accounting Firm                       39


Consolidated Balance Sheets as of January 2, 2005 and December 28, 2003       40


Consolidated Statements of Operations for the years                           42
    ended January 2, 2005, December 28, 2003 and December 29, 2002


Consolidated Statements of Shareholders' Equity (as restated) for the         43
    years  ended January 2, 2005, December 28, 2003 and December 29, 2002


Consolidated Statements of Cash Flows for  the years                          44
    ended January 2, 2005, December 28, 2003 and December 29, 2002


Notes to Consolidated Financial Statements                                    46

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors and Shareholders
Sbarro, Inc.
Melville, New York



We have audited the accompanying consolidated balance sheets of Sbarro, Inc. and subsidiaries as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended January 2, 2005, December 28, 2003 and December 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sbarro, Inc. and subsidiaries at January 2, 2005 and December 28, 2003 and the results of their operations and their cash flows for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, the Company has restated its financial statements to reflect a correction of an error related to the calculation of minority interest in prior years. The impact of this adjustment is to minority interest, accrued expenses and retained earnings as of the beginning of the year ended December 29, 2002.

/s/ BDO Seidman, LLP

Melville, New York
March 7, 2005

                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                        JANUARY 2, 2005          DECEMBER 28, 2003
                                                                        ---------------          -----------------
                                                                                     (IN THOUSANDS)
Current assets:
   Cash and cash equivalents                                                 $63,000                    $56,430
   Receivables, net of allowance for doubtful accounts of $431 in 2004 and $488 in 2003:
         Franchise                                                             1,846                      1,700
         Other                                                                 1,680                      1,171
                                                                            --------                   --------
                                                                               3,526                      2,871

   Inventories                                                                 2,809                      2,707
   Prepaid expenses                                                            3,877                      3,844
   Current portion of loans receivable from officers                              46                      2,810
                                                                         -----------                   --------
       Total current assets                                                   73,258                     68,662

Property and equipment, net                                                   88,465                     96,604
Trademarks                                                                   195,916                    195,916
Goodwill                                                                       9,204                      9,204
Deferred financing costs, net                                                  4,521                      5,482
Loans receivable from officers, less current portion                           5,602                      3,347
Other assets                                                                   7,647                      7,615
                                                                          ----------                -----------
                                                                            $384,613                   $386,830
                                                                            ========                   ========

                See notes to consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                        JANUARY 2, 2005             DECEMBER 28, 2003
                                                                        ---------------             -----------------
                                                                             (IN THOUSANDS EXCEPT SHARE DATA)

Current liabilities:
    Accounts payable                                                           $11,593                        $13,734
    Accrued expenses                                                            20,748                         18,227
    Accrued interest payable                                                     8,181                          8,181
    Current portion of mortgage payable                                            182                            168
                                                                           -----------                     ----------
         Total current liabilities                                              40,704                         40,310
                                                                             ---------                       --------

Deferred rent                                                                   10,226                          8,711
                                                                           -----------                      ---------

Long-term debt, net of original issue discount                                 268,349                        268,152
                                                                            ----------                        -------

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $1 par value; authorized 1,000,000 shares;
      none issued                                                                    -                              -
    Common stock, $.01 par value; authorized 40,000,000 shares;
      issued and outstanding 7,064,328 shares at January 2, 2005
      and  December 28, 2003                                                        71                             71
    Additional paid-in capital                                                      10                             10
    Retained earnings                                                           65,253                         69,576
                                                                             ---------                       --------
                                                                                65,334                         69,657
                                                                             ---------                       --------
                                                                              $384,613                       $386,830
                                                                              ========                       --------



                 See notes to consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              FOR THE FISCAL YEARS ENDED
                                                              --------------------------------------------------------
                                                                   JAN. 2, 2005      DEC. 28, 2003       DEC. 29, 2002
                                                                   ------------      -------------       -------------
                                                                                  (IN THOUSANDS)
Revenues:
    Restaurant sales                                                  $331,313           $314,708           $345,206
    Franchise related income                                            12,093             10,868             10,070
    Real estate and other                                                5,488              6,748              5,104
                                                                       --------           --------           --------
       Total revenues                                                  348,894            332,324            360,380
                                                                       --------           --------           --------

Costs and expenses:
    Cost of food and paper products                                     72,073             67,446             67,593
    Payroll and other employee benefits                                 90,857             89,614             96,288
    Other operating costs                                              114,571            110,453            114,892
    Depreciation and amortization                                       16,400             19,712             20,683
    General and administrative                                          28,576             25,451             23,960
    Asset impairment, restaurant closings and
         loss on sale of other concept restaurant                        2,202              6,073              9,196
                                                                       --------           --------           --------
          Total cost and expenses                                      324,679            318,749            332,612
                                                                       --------           --------           --------

Operating income                                                        24,215             13,575             27,768
                                                                       --------           --------           --------

Other (expense) income:
    Interest expense                                                   (30,694)           (31,039)           (30,959)
    Interest income                                                        654                694                528
    Equity in net income of
       unconsolidated affiliates                                           855                425                668
    Other income                                                         1,181                  -              7,162
                                                                       --------           --------           --------
       Net other expense                                               (28,004)           (29,920)           (22,601)
                                                                       --------           --------           --------

(Loss) income before minority interest                                  (3,789)           (16,345)             5,167
                                                                       --------           --------           --------

Minority Interest                                                            -                (41)               (52)
                                                                       --------           --------           --------

(Loss) income before income taxes (credit)                              (3,789)           (16,386)             5,115
Income taxes                                                               534                844                334
                                                                       --------           --------           --------

Net (loss) income                                                      $(4,323)          $(17,230)            $4,781
                                                                       ========          =========            ======


                 See notes to consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (AS RESTATED)

                                            COMMON STOCK
                                            ------------

                                        NUMBER OF                       ADDITIONAL         RETAINED
                                         SHARES           AMOUNT      PAID-IN CAPITAL      EARNINGS          TOTAL
                                         -------          ------      ---------------      --------          -----
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)

Balance at
   December 30, 2001,                   7,064,328              $71              $10          $86,363         $86,444
   as previously reported

Correction of error in
    recording  prior years
    income  of a
    consolidated subsidiary                                                                      569             569
                                        ---------              ---              ---          -------         -------

Balance at
   December 30, 2001,
   as restated                          7,064,328               71               10           86,932          87,013

Net income                                                                                     4,781           4,781

Distributions to
   shareholders                                                                               (3,125)         (3,125)
                                        ---------              ---              ---          -------         -------

Balance at
   December 29, 2002                    7,064,328               71               10           88,588          88,669

Net loss                                                                                     (17,230)        (17,230)

Distributions to shareholders                                                                 (1,782)         (1,782)
                                        ---------              ---              ---          -------         -------

Balance at
   December 28, 2003                    7,064,328               71               10           69,576          69,657

Net loss                                                                                      (4,323)         (4,323)
                                        ---------              ---              ---          -------         -------

Balance at
   January 2, 2005                      7,064,328              $71              $10          $65,253         $65,334
                                        =========              ===              ===          =======         =======

                 See notes to consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE FISCAL YEARS ENDED
                                                            ----------------------------------------------------------
                                                                   JANUARY 2,         DECEMBER 28,        DECEMBER 29,
                                                                      2005                2003                2002
                                                                      ----                ----                ----
                                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
Net (loss) income                                                    $(4,323)           $(17,230)            $4,781
Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
     Depreciation and amortization                                    16,400              19,712             20,683
     Amortization of deferred financing cost                             962               1,148              1,074
     Amortization of bond discount                                       379                 379                379
     Allowance for doubtful accounts
       receivable                                                        222                 435                350
     Increase in deferred rent, net                                      273                 242                212
     Asset impairment, restaurant closings and
       loss on sale of other concept restaurant                        2,202               6,073              9,196
     Minority interest                                                     -                  41                 52
     Equity in net income of unconsolidated
       affiliates                                                       (855)               (425)              (668)
     Other                                                               155                  44                (76)
Changes in operating assets and liabilities:
     Decrease (increase) in receivables                                 (877)                191              1,308
     Decrease (increase) in inventories                                 (102)                578                252
     Increase in prepaid expenses                                        (33)               (253)            (1,121)
     Decrease (increase) in other assets                                 458                (366)              (429)
     Increase (decrease)  in accounts payable
       and accrued expenses                                              955                 465             (3,540)
                                                                      ------             -------           ---------
Net cash provided by operating activities                             15,816              11,034             32,453
                                                                      ------             -------           ---------



                                   (continued)

                          SBARRO, INC. AND SUBSIDIARIES

                                                                                FOR THE FISCAL YEARS ENDED
                                                                    JANUARY 2,        DECEMBER 28,        DECEMBER 29,
                                                                    ----------        ------------        ------------
                                                                       2005               2003                2002
                                                                       ----               ----                ----
                                                                                 (IN THOUSANDS)
INVESTING ACTIVITIES:

Purchases of property and equipment                                   (8,906)             (8,521)           (10,988)
                                                                      -------             -------           --------
   Net cash used in investing activities                              (8,906)             (8,521)           (10,988)
                                                                      -------             -------           --------

FINANCING ACTIVITIES:

Mortgage principal repayments                                           (167)               (154)              (142)
Tax distributions                                                       (682)             (1,100)            (3,125)
Reduction in loans receivable from officers                              509                   -                  -
                                                                      -------             -------           --------

   Net cash used in financing activities                                (340)             (1,254)            (3,267)
                                                                      -------             -------           --------

Increase in cash and cash equivalents                                  6,570               1,259             18,198

Cash and cash equivalents at
    beginning of year                                                 56,430              55,171             36,973
                                                                      -------             -------           --------

Cash and cash equivalents at end of year                             $63,000             $56,430            $55,171
                                                                     =======             =======            =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Income taxes                                                            $417                $388               $796
                                                                        ====                ====               ====
Interest                                                             $29,352             $29,400            $29,498
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

         CASH EQUIVALENTS:

         Cash equivalents represent funds invested overnight and highly liquid money market accounts with a maturity of three months or less at the time of purchase. Cash equivalents at the end of 2004 and 2003 were $51 million and $34 million, respectively. The Company has restricted cash of $21,000 which is included in cash in 2004 and 2003.

         INVENTORIES:

         Inventories,   consisting   primarily  of  food,  beverages  and  paper
         supplies, are stated at lower of cost or market, which is determined by the first-in, first-out method.

         PROPERTY AND EQUIPMENT:

         Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives for furniture, fixtures and equipment - three to ten years and leasehold improvements - the lesser of the useful lives of the assets or lease terms. Rent incurred during the construction period is capitalized.

         INTANGIBLE ASSETS:

         Intangible assets consist of our trademarks, goodwill and deferred financing costs. Trademark values, as well as goodwill, were determined based on a fair value allocation of the purchase price from our going private transaction (see Note 2).

                          SBARRO, INC. AND SUBSIDIARIES

         Deferred financing costs were incurred as a result of the going private transaction (see Notes 2 and 6) and the mortgage on the corporate headquarters building (see Note 9.) The costs are being amortized as additional interest expense over the respective remaining lives of the related debt instruments, which range from 1 1/2 years to 6 years.

         TRADEMARKS AND GOODWILL:

         There were no changes in the carrying amount of the trademarks or goodwill for the years ended January 2, 2005 and December 28, 2003. We test for impairment annually or earlier if impairment indicators exist. We follow a two-step process for impairment testing of goodwill. The first step of this test, used to identify impairment, compares the fair value of a reporting unit, including goodwill, with its carrying amount. The second step (if necessary) measures the amount of the impairment. We have determined that Sbarro as a whole is the reporting unit for purposes of evaluating goodwill for impairment. Our annual impairment test indicated that the fair value of the reporting unit exceeded the reporting unit's carrying amount. Accordingly, the second step of the goodwill impairment test was not necessary. We performed a separate impairment test on our trademarks based on the discounted cash flows method and market approach method. The fair value of the trademarks exceeded the carrying value.

         LONG-LIVED ASSETS:

         Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value.

         EXIT OR DISPOSAL ACTIVITIES:

         The liability for costs associated with an exit or disposal activity is recognized when a liability is incurred in accordance with FAS 146 "Accounting for Costs Associated with Exit or Disposal Activities" and is measured at fair value.

         GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES:

         At the inception of a guarantee for the indebtedness of others, a liability for the fair value of the obligation undertaken is recorded for all these guarantees entered into or modified after January 1, 2003. As described in Note 10, there are certain arrangements that were entered into during 2003 and 2004 with respect to guarantees for franchised locations and restaurants sold to related parties. The fair value of these guarantees of $120,000 has been recorded. While the nature of our business will likely result in the issuance of certain guarantees in the future, we do not anticipate that they will have a material impact on our financial position or operating results.

                          SBARRO, INC. AND SUBSIDIARIES

         VARIABLE INTEREST ENTITIES:

         Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," was effective immediately upon its issuance during fiscal 2003 for all enterprises with interests in variable interest entities created after January 31, 2003. In December 2003, FASB issued FIN No. 46 (R) which changed the effective dates for the recording of interests in variable interest entities created before February 1, 2003 beginning with the first interim reporting period ending after March 15, 2004. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, or receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The FASB has specifically exempted traditional franchise arrangements from the evaluations required under FIN No. 46. We have reviewed our joint ventures, equity investments and corporate relationships for possible coverage under FIN No. 46. The application of FIN No. 46 did not have a material effect on our disclosures and our financial position or operating results. We have several variable interest entities, for which we provide disclosures. However, we are not the primary beneficiary and therefore do not need to consolidate these entities.

         ACCOUNTING FOR VENDOR REBATES:

         We account for vendor rebates related to the usage of the products for which rebates are received in company owned Sbarro locations as a reduction of the cost of food and paper products. The rebates are recognized as earned based on our usage, which approximates purchases, of the related products. We also receive consideration from manufacturers for the usage, which approximates purchases, of the same raw materials by our franchisees. Those rebate amounts are included in "real estate and other" in our statements of operations.

         EQUITY INVESTMENTS:

         We account for our investments in 50% or less owned joint ventures and for 50% owned joint ventures for which we do not have operating control and are not the primary beneficiary, under the equity method of accounting. The equity in the net income (loss) of these unconsolidated affiliates are included in "equity in net income of unconsolidated affiliates" in our statements of operations and the related assets are included in "other assets" in the accompanying balance sheets.

                          SBARRO, INC. AND SUBSIDIARIES

         CONCENTRATION OF CREDIT RISK:

         Financial   instruments  which  potentially   subject  the  Company  to
         concentrations of credit risk consist principally of cash and accounts receivable.

         The Company maintains its cash in commercial banks insured by the FDIC. At times, such cash in banks exceeds the FDIC insurance limit.

         Concentration of credit risk with respect to accounts receivable is generally limited to franchise fees and royalties. Prior to the Company entering into an agreement with a new franchise, an evaluation of the financial position and credit worthiness is completed. The Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of certain franchises and other information.

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

         We monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Included in general and administrative expenses are provisions for uncollectible franchise receivables of $0.2 million, $0.4 million, and $0.3 million in 2004, 2003 and 2002, respectively.

         LEASES:

         Certain of the Company's operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred rent. Any lease incentives received by the Company are deferred over the same period as the lease and amortized over a straight-line basis over the life of the lease as a reduction of rent expense. We calculate deferred rent based on the lease term from when we obtain access or control over the leased property. Rent expense accrued during the construction period is capitalized as part of the cost of leasehold improvements. Due to recent interpretive guidance related to lease accounting, the Company reviewed their accounting policies for leases. As of January 2, 2005, we classified $1.3 million in net leasehold improvements to account for the capitalized rent during the build-out period which had been previously classified as deferred rent.

                          SBARRO, INC. AND SUBSIDIARIES

         INCOME TAXES:

         We are taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, and, where applicable and permitted, under similar state and local income tax provisions. Therefore, we do not pay federal or, with certain limited exceptions, state and local income taxes for periods for which we are treated as an S corporation. Rather, our shareholders include their pro-rata share of our taxable income on their individual income tax returns and thus are required to pay taxes on their respective share of our taxable income, whether or not it is distributed to them. We file a consolidated federal income tax return for informational purposes. Deferred taxes are not material.

         ACCOUNTING PERIOD:

         Our fiscal year ends on the Sunday nearest to December 31. Our 2004 fiscal year ended January 2, 2005 and contained 53 weeks. All other reported fiscal years contained 52 weeks.

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amounts of cash, receivables and accounts payable approximate fair value because of the short-term nature of these items. Based on the current quoted market price, the estimated fair value of our senior notes at January 2, 2005 approximated the face value of $255 million. The carrying amount of the mortgage loan approximates fair value because the interest rate this instrument bears is reasonably equivalent to the current rates offered for debt of a similar nature and maturity.

         DEFINED CONTRIBUTION PLAN:

         We have a 401(k) Plan ("Plan") for all qualified employees. The Plan provides for a 25% matching employer contribution of up to 4% of the employees' deferred savings (maximum contribution of 1% of an employee's salary). The employer contributions vest over five years. The employee's deferred savings cannot exceed 15% of an individual participant's compensation in any calendar year. Our contribution to the Plan was $90,000, $105,000, and $36,000 in 2004, 2003 and 2002,
         respectively. The contribution was lower in 2002 as our matching contribution was suspended for the first half of the year.

         NEW ACCOUNTING PRONOUNCEMENTS:

         SFAS 153:

         In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Non Monetary Assets", which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary

                          SBARRO, INC. AND SUBSIDIARIES
         exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. We do not anticipate that SFAS No. 153 will have a material impact on our financial position or results of operations.

         SFAS 123R:

         In December 2004, the FASB issued a revision of SFAS No. 123, SFAS No. 123R "Statement of Financial Accounting Standards No. 123 (revised
         2004)", which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We do not anticipate that SFAS No. 123R will have a material impact on our financial position or results of operations.

         RECLASSIFICATIONS:

         Certain  items  in  the  financial   statements   presented  have  been
         reclassified to conform to the 2004 presentation.

         RESTATEMENT:

         In 2004, the Company noted an error in the minority interest account and accrued expenses and recorded $569,000 to correct this error, which related to the recording of income and minority interest of a consolidated subsidiary in years prior to December 31, 2001. The correction was adjusted to opening retained earnings. The error resulted from the misinterpretation of certain partnership agreements concerning the sharing of the losses of two of the locations within this consolidated subsidiary.

2.       GOING PRIVATE TRANSACTION:

         On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of our common stock) became the holders of 100% of our issued and outstanding common stock as a result of a "going private" merger. (Note 9)

         During the second quarter of 2001, the funds remaining for untendered shares that had been held by a third party paying agent were returned to us. We will hold such funds until the related shares are tendered or escheated to the appropriate jurisdiction. At January 2, 2005, there was $21,000 being held by us for such untendered shares included in cash and cash equivalents.

                          SBARRO, INC. AND SUBSIDIARIES

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

         During 2000, we finalized an allocation of the purchase price from the going private transaction based on an evaluation of Sbarro at September 29, 1999 which increased property and equipment and intangible assets by $7 million and $216 million, respectively. In accordance with SFAS No. 142, we have not, since 2001, amortized any of the intangible assets with indefinite lives.

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

         We operate all of these restaurants as one segment.

         The following sets forth the number of Sbarro restaurants in operation as of:

                                 JANUARY 2,       DECEMBER 28,      DECEMBER 29,
                                    2005              2003              2002
                                    ----              ----              ----

         Sbarro owned                511               533               563
         Franchised                  416               364               349
         Other concepts               22                27                27
                                     ---               ---               ---
             All restaurants         949               924               939
                                     ===               ===               ===

4.       OTHER INCOME:

         BANKRUPTCY SETTLEMENT:
         In 2003 we replaced our then national independent wholesale distributor which had declared bankruptcy. The trustee in bankruptcy alleged that we were indebted to that distributor in the amount of approximately $2.1 million which had been fully reserved. In December 2004, we entered into a settlement agreement with the bankruptcy trustee to settle the alleged amount due for $0.9 million. The difference between the alleged amount due and the settlement agreement of approximately $1.2 million has been reported in other income.

                          SBARRO, INC. AND SUBSIDIARIES

         EFFECT OF EVENTS OF SEPTEMBER 11, 2001:

         As a result of the events of September 11, 2001, a Sbarro-owned location, as well as a franchise location, that had operated in the World Trade Center in New York City were destroyed. Due to the continuing effect of the events of September 11 compounded by the effect of the economic slowdown in the United States, airport locations and a number of downtown locations continued to experience a period of reduced sales through 2003.

         In September 2002, we reached an agreement to settle, for $9.65 million, our claim with our insurance company for the reimbursement of the depreciated cost of the assets destroyed at the Sbarro-owned location, as well as for lost income under our business interruption insurance coverage. The proceeds of the settlement were received in September 2002. Approximately $7.2 million, net of related expenses, of the settlement relates to reimbursement of lost income under our business interruption insurance coverage and is included in our results of operations for 2002.

5.       PROPERTY AND EQUIPMENT, NET:

                                                  JANUARY 2,        DECEMBER 28,
                                                   2005 (A)            2003 (B)
                                                   ----                ----
                                                          (IN THOUSANDS)

          Land                                      $3,781             $3,781
          Leasehold improvements                   146,362            141,538
          Furniture, fixtures and equipment         64,096             65,594
                                                    ------             ------
                                                   214,239            210,913
          Less accumulated depreciation and
             amortization (c)                      125,774            114,309
                                                   -------            -------
                                                   $88,465            $96,604
                                                   =======            =======

         (a) During 2004, we recorded a charge of $1.1 million, relating to impairment losses on property and equipment. In addition, we recorded a provision for restaurant closings and remodels of approximately $0.8 million.

         (b) During 2003, we recorded a charge of $4.1 million, of which $0.4 million was for our other concepts, relating to impairment losses on property and equipment. In addition, we recorded a provision for restaurant closings and remodels of approximately $2.0 million.

         (c) Depreciation and amortization of property and equipment was $16.4 million, $19.7 million and $20.7 million in 2004, 2003 and 2002, respectively.

                          SBARRO, INC. AND SUBSIDIARIES

6.       DEFERRED FINANCING COSTS (IN THOUSANDS):

                                                           JANUARY 2,               DECEMBER 28,
                                                              2005                     2003
                                                              ----                     ----

                  Deferred financing costs                  $ 9,573                  $ 9,573
                  Less accumulated amortization              (5,052)                  (4,091)
                                                            --------                 -------
                                                            $ 4,521                  $ 5,482
                                                            ========                 =======

         Amortization expense of the deferred financing costs was (included in interest expense) $962, $1,148, and $1,074 for 2004, 2003 and 2002 respectively.


         Amortization of deferred financing costs for the next five years will be as follows:

                             2005                   $   962
                             2006                       962
                             2007                       962
                             2008                       962
                             2009                       673
                                                    --------
                                                    $ 4,521


7.       ACCRUED EXPENSES (IN THOUSANDS):

                                                          JANUARY 2,               DECEMBER 28,
                                                             2005                      2003
                                                             ----                      ----

                  Compensation                              $4,886                     $5,112
                  Payroll, sales and other taxes             3,730                      4,176
                  Rent and related cost                      2,971                      1,725
                  Litigation and legal costs                 2,552                      1,806
                  Rebates and other advances                 2,270                      2,731
                  Other                                      4,339                      2,677
                                                           -------                    -------
                                                           $20,748                    $18,227
                                                           =======                    =======

                          SBARRO, INC. AND SUBSIDIARIES

8.       INCOME TAXES:

         In connection with the going private transaction and the related financing, we entered into a tax payment agreement with our shareholders. The tax payment agreement permits us to make periodic tax distributions to our shareholders in amounts determined under a formula designed to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and that income was taxed at the highest applicable federal and New York State marginal income tax rates. We may only make the tax distributions with respect to periods in which we are treated as an S corporation for income tax purposes. We made no distribution to our shareholders in accordance with the tax payment agreement with respect to our 2004 and 2003 results of operations. However, we made distributions to our shareholders, in accordance with the tax payment agreement, of $1.8 million with respect to our 2002 results of operations and $3.1 million with respect to 2001 results of operations.

         The provision for income taxes is comprised of taxes payable directly by us to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income and for taxes withheld at the source of payment on foreign franchise income related payments is as follows:


                                                   JANUARY 2,           DECEMBER 28,       DECEMBER 29,
                                                      2005                  2003               2002
                                                      ----                  ----               ----
                                                                       (IN THOUSANDS)
                 Current state and local:            $(133)                  $500               $17
                 Foreign:                              667                    344               317
                                                      ----                   ----              ----
                                                      $534                   $844              $334
                                                      ====                   ====              ====

9.       LONG-TERM DEBT:

         INDENTURE:

         The going private transaction (Note 2) was partially funded by the placement of $255 million of 11% senior notes due September 15, 2009.

         Interest on the senior notes is payable semi-annually on March 15 and September 15 of each year. Our payment obligations under the senior notes are jointly, severally, unconditionally and irrevocably guaranteed by all of Sbarro's current Restricted Subsidiaries (as defined in the indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries. The senior notes and the subsidiary guarantees are senior unsecured obligations of Sbarro and the guaranteeing subsidiaries, respectively, ranking equally in right of payment to all of our and their respective present and future senior debt, including amounts outstanding under the bank line of credit agreement discussed below. The indenture permits redemption of the senior notes at our

                          SBARRO, INC. AND SUBSIDIARIES
         option at varying redemption prices and requires us to offer to purchase senior notes in the event of a Change of Control and in connection with certain Asset Sales (each as defined). The indenture contains various covenants, including, but not limited to, restrictions on the payment of dividends, stock repurchases, certain investments and other restricted payments, the incurrence of indebtedness and liens on our assets, affiliate transactions, asset sales and mergers by us and the guaranteeing subsidiaries. We were in compliance with the various covenants contained in the indenture as of January 2, 2005; however, we are not presently permitted under the indenture to pay dividends, make stock repurchases or, with certain exceptions, incur indebtedness.

         We are in compliance with all covenants in the indenture for the senior notes and our mortgage as of January 2, 2005.

         The senior notes were issued, at an aggregate discount of approximately $3.8 million, which is being accreted to the senior notes on a straight-line basis over the original ten year life of the senior notes. Accretion of the discount was $0.4 million in each of 2004, 2003, and 2002.

         LINE OF CREDIT:

         In March 2004, we entered into a line of credit arrangement that enables us to borrow, subject to bank approval, $3 million through May 2005, subject to reduction for standby letters of credit issued by the bank ($1.8 million at January 2, 2005). Interest applicable to loans under the line of credit is to be at the bank's prime rate at the time of any borrowings. There are no unused line fees to be paid or covenants to be met under the line of credit. Each of our current guaranteeing subsidiaries (the same entities as the Restricted Subsidiaries under the Indenture) have agreed to unconditionally and irrevocably guarantee our obligations under the new line of credit on a joint and several basis. No amounts have been borrowed under this agreement. The Company is in discussion with several banks to extend or replace the credit line.

         During 2003, we terminated a previous bank credit agreement which provided us with an unsecured senior revolving credit facility that enabled us to borrow, on a revolving basis until September 2004, up to $30 million, including a $10 million sub limit for standby letters of credit. No amounts had been borrowed under the credit agreement. The outstanding letters of credit under this facility were transferred to our new line of credit facility.

         MORTGAGE:

         In March 2000, one of our Restricted Subsidiaries obtained a $16 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The outstanding principal balance as of January 2, 2005 was $15.3 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual and quarterly debt service of at least 1.2 to 1.0. The subsidiary was in compliance with the various covenants contained in the mortgage agreement as of January 2, 2005.

                          SBARRO, INC. AND SUBSIDIARIES

         MATURITIES OF LONG-TERM DEBT:

         Scheduled maturities of long-term debt are as follows (in thousands):

           2005                                                  $182
           2006                                                   197
           2007                                                   215
           2008                                                   235
           2009                                               255,255
           Thereafter                                          14,240
                                                               ------
                                                              270,324
                                                              -------

           Current maturities                                    (182)
           Unaccreted original issue discount                  (1,793)
                                                             --------
                                                             $268,349
                                                             ========

10.      COMMITMENTS AND CONTINGENCIES:

         EMPLOYMENT AGREEMENT:

         On September 8, 2003, we entered into an employment agreement with Michael O'Donnell, our then President and Chief Executive Officer, for a term ending on December 31, 2006, subject to earlier termination by us or Mr. O'Donnell following specified notice. Mr. O'Donnell resigned his employment effective March 2005. The agreement provided, among other things, for an annual salary of $450,000 and an annual performance bonus beginning in 2004 to be based upon the achievement of increases in EBITDA, as defined, and other objectives to be set forth in business plans and budgets approved from time to time by our Board of Directors. The Company paid Mr. O'Donnell a bonus for the year ended January 2, 2005 of approximately $142,000. No further payments are due under this agreement as a result of Mr. O'Donnell's resignation.

         SPECIAL EVENT BONUS:

         We entered into special event bonus agreements on December 10, 2004 with Carmela Merendino, our Vice President-Administration, and Anthony Missano, President of our Business Development Division, which provide for them to receive a bonus in the event of a public offering of our common stock, a change in control of Sbarro, including by merger, sale of stock or sale of assets, or a liquidation or dissolution of Sbarro. The special event bonus will be based on the per share proceeds (as defined in the agreements) received by our shareholders if a special event occurs in excess of a certain threshold amount. A similar agreement was entered into with a member of the law firm we retain as general counsel. This agreement is in addition to the payment of services at fair value.

                          SBARRO, INC. AND SUBSIDIARIES

         As part of their "at will" employment letter agreements entered into by us with Peter Beaudrault, our new President and Chief Executive Officer, and Anthony J. Puglisi, our Vice President and Chief Financial Officer they received similar special bonus arrangements.

         When the special events referenced in the agreements become probable a fair value model will be used to determine the value of such award.

         LEASES:

         All of our restaurants are in leased facilities. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts.

         Rental expense under operating leases was as follows:


                                           2004                  2003                 2002
                                           ----                  ----                 ----
                                                          (IN THOUSANDS)

         Minimum rentals                  $52,100              $51,089              $51,975
         Common area charges               14,748               14,702               15,246
         Contingent rentals                 4,321                4,112                3,760
                                          -------              -------              -------
                                          $71,169              $69,903              $70,981
                                          =======              =======              =======

         Future minimum rental and other payments required under non-cancelable operating leases for our Sbarro restaurants and our other concept locations are as follows (in thousands):

               FISCAL YEARS ENDING:
               --------------------
               2005                                           $71,557
               2006                                            69,021
               2007                                            65,234
               2008                                            59,474
               2009                                            52,014
               Thereafter                                     137,267
                                                              -------
                                                             $454,567
                                                             ========



         We are the principal lessee under certain operating leases for four other concept locations that have been sold and sublet to unaffiliated third parties for which we are contingently responsible. Future minimum rental payments required under these non-cancelable operating leases as of January 2, 2005 are as follows (in thousands):

                          SBARRO, INC. AND SUBSIDIARIES

                FISCAL YEARS ENDING:
                --------------------
                2005                                              $321
                2006                                               329
                2007                                               330
                2008                                               277
                2009                                               279
                Thereafter                                       2,796
                                                                 -----
                                                                $4,332
                                                                ======

         We are the principal lessee under operating leases for certain franchised restaurants which are subleased to franchisees. Franchisees pay rent and related expenses directly to the landlord. Future minimum rental payments required under these non-cancelable operating leases for franchised restaurants that were open as of January 2, 2005 are as follows (in thousands):

               FISCAL YEARS ENDING:
               --------------------
               2005                                             $1,785
               2006                                              1,730
               2007                                              1,300
               2008                                                805
               2009
                                                                   661
               Thereafter                                        1,128
                                                                 -----
                                                                $7,409
                                                                ======

         We are the principal lessee under operating leases for three franchised restaurants that were sold and franchised to related parties (see Note
         11) and are subleased by us to the franchisees. The franchisees pay rent and related expenses directly to the landlord. In 2005, we repurchased one restaurant. Future minimum rental payments required under these non-cancelable operating leases are as follows (in thousands):

               FISCAL YEARS ENDING:
               --------------------
               2005                                               $288
               2006                                                181
               2007                                                156
               2008                                                157
               2009                                                158
               Thereafter                                          486
                                                                   ---
                                                                $1,426
                                                                ======

         Future minimum rental payments required under non-cancelable operating leases for restaurants that had not as yet opened as of January 2, 2005 are as follows (in thousands):

                          SBARRO, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDING:
               --------------------
               2005                                                $17
               2006                                                 97
               2007                                                248
               2008                                                280
               2009                                                310
               Thereafter                                        2,613
                                                                 -----
                                                                $3,565
                                                                ======

         In accordance with FIN No. 45, we have recorded a liability of approximately $120,000 in 2004 and $38,000 in 2003 which represents the fair value of the guarantees related to our guarantee of certain leases.

         CONSTRUCTION CONTRACTS AND OTHER:

         As of January 2, 2005, we are a party to a contract of approximately $390,000 with respect to the new construction of a restaurant. Payments of approximately $215,000 were made on that contract in 2004.

         Our joint venture entered into construction contracts aggregating approximately $4,326,000 for three restaurants of which two opened in early 2005. Through March 1, 2005, payments of approximately $2,816,000 have been made against these contracts. The construction of the restaurants is guaranteed by the Company under the terms of the leases for the locations. In addition, we also guarantee the rent through the first year of operations of one restaurant location and the rent until another restaurant opens.

         PRODUCT PURCHASE DISTRIBUTION ARRANGEMENT:

         We have a contractual arrangement with a national independent wholesale distributor that commenced in February 2003 and that requires us, until January 2008, subject to early termination for certain specified causes to purchase 95% of most of our food ingredients and related restaurant supplies from it. The agreement does not, however, require us to purchase any specific fixed quantities. Among the factors that will affect the dollar amount of purchases we make under the contract are:

         o     Number of Sbarro locations open during the term of the contract;
         o     Level of sales made at Sbarro locations;
         o     Market price of mozzarella cheese and other commodity items;
         o     Price of diesel fuel; and
         o     Mix of products sold by Sbarro locations.

                          SBARRO, INC. AND SUBSIDIARIES

         LETTERS OF CREDIT:

         As of January 2, 2005, there are $1.8 million of bank letters of credit issued under our line of credit to support potential obligations. The letters of credit have been issued instead of cash security deposits under operating leases. Of the outstanding standby letters of credit, approximately $0.1 million are for locations that have been subleased to the buyers of two of our other concept locations.

         GUARANTEE ARRANGEMENTS PERTAINING TO THE OTHER CONCEPTS:

         We are a party to various financial guarantees to a bank for two of our other concepts. We are jointly liable, along with our joint venture partner, for a loan owed by one of the other concepts. Our liabilities under the line of credit, mortgage loan and $0.1 million of letters of credit to the second concept are limited to our minority ownership percentage. The remaining letter of credit for the second concept of $0.6 million is jointly and severally guaranteed by each of the partners in the concept. To varying degrees, these guarantees involve elements of performance and credit risk. The possibility of our having to honor our contingencies is largely dependent upon future operations of the other concepts. We record a liability if events occurred that make payment under the guarantees probable. Under FIN No. 45, we are required to record a liability for the fair value of any obligation undertaken or modified after December 31, 2002. No such obligation was undertaken or modified in 2004 or 2003.

         The details of our guarantees as of January 2, 2005 and their terms are as follows:


         TYPE OF GUARANTEED OBLIGATION          AMOUNT (1)        TERM
         -----------------------------          ----------        ----

              Line of Credit                    $5.0 million      December 2010
              Loan                               1.4 million      November 2007
              Letters of credit                  0.7 million      December 2010
              Mortgage Loan                      0.3 million      August 2019

(1) Represents our current maximum exposure under existing borrowings and letters of credit. Our exposure under the line of credit could increase to $6.3 million if the full amount of the line of credit is utilized. In 2003, the loan expiration date for all new term loans was extended from December 31, 2008 to December 31, 2010.

                          SBARRO, INC. AND SUBSIDIARIES

         LITIGATION:

         There is approximately $3.2 million included in the Company's financial
         statements  as  a  reserve  for  contingent   liabilities   related  to
         litigation.

         In December 1999, fourteen current and former general managers of Sbarro restaurants in California amended a complaint against us filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorneys' fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the motion was denied by the court. The court issued a ruling in December 2003 which was unfavorable to us but did not set the amount of damages. We are appealing the ruling due to errors that we believe were made by the trial judge.

         In September 2000, eight other current and former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Orange County alleging that the plaintiffs were improperly classified as exempt employees under
         California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorneys' fees, each in unspecified amounts. Plaintiffs are represented by the same counsel who is representing the plaintiffs in the case discussed in the preceding paragraph. We have separately settled with two of the managers for immaterial amounts. The remaining parties to this case have agreed that it will be settled upon the same terms and conditions that the court orders in connection with its decision in the case discussed in the preceding paragraph.

         In March 2002, four former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Los Angeles County. The complaint alleged that the plaintiffs were required to perform labor services without proper premium overtime compensation from at least May 1999. The plaintiffs sought actual damages, punitive damages and attorneys' fees and costs, each in unspecified amounts. The case was settled March 22, 2005 for $48,000, with our insurance company paying $30,000 and us paying $18,000.

         In August 2002, a subcontractor and the general contractor, pursuant to a construction contract entered into to build the joint venture location that was closed during 2002 and also the subject of the lawsuit discussed below, filed a complaint against the limited liability joint venture company alleging that they were owed for unpaid billings. We were a defendant in the suit by reason of the fact that we guaranteed the bonds under which mechanics liens against the plaintiffs were bonded. In late 2004, we settled the lawsuit for $500,000. The settlement amount had been paid and included in our financial statements.

         In May 2002, the landlord of the joint venture described above filed a complaint against Sbarro in the Supreme Court of the New York for Westchester County alleging that we were obligated to it,

                          SBARRO, INC. AND SUBSIDIARIES
         pursuant to a Guaranty Agreement we executed, for all rent during the remaining lease based on an alleged breach of the lease by the tenant, a subsidiary of the Company. We believed that our guarantee was limited in amount while the landlord alleged that the guarantee covered all amounts that would become due during the remaining lease term. The court issued a ruling in November 2003 which limited our liability, which we estimated at $500,000 and we have included this amount in our financial statements in 2003. The landlord appealed this decision.
         Given the uncertainty of the results of an appeal and liability we would have by reason of a reversal, we agreed to settle the matter for $800,000 and have increased the estimated reserve in 2004. Settlement agreements are currently being drafted.

         In November 2004, a contractor, pursuant to a construction contract entered into to build a QSR location, instituted an action for unpaid amounts under the construction contract. We have disputed certain change orders under the contract and seek to invoke the penalty clause under the contract. The action is pending in the Broward County Circuit Court, State of Florida. We believe that our ultimate liability will not exceed $50,000. Provisions have been made in the 2004 financial statements for this amount.

         In May 2004, a suit was filed by the landlord of one of our QSR locations as a result of our premature termination of the lease on that location by one of our subsidiaries The landlord has obtained a consent judgment against the subsidiary for approximately $75,000. The landlord now seeks to enforce the judgment against the subsidiary. While we do not believe the judgment can be enforced against us, we believe that its ultimate liability will not exceed $75,000. Provisions have been made in the 2004 financial statements for this amount.

         In  March  2005,  we  settled  a case  relating  to  payments  due to a contractor for construction done on one of our other concept restaurants. The matter was settled for $90,000 and has been recorded in the 2004 financial statements.

         In addition to the above complaints, from time to time, we are a party to claims and legal proceedings in the ordinary course of business. In our opinion, the results of such claims and legal proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

11.      TRANSACTIONS WITH RELATED PARTIES:

         We were the sole tenant of an administrative office building which we leased from a partnership owned by Sbarro Enterprises, L.P., the limited partners of which are Mario Sbarro, our Chairman and a director, Joseph Sbarro, our Senior Vice President, Secretary and a director, Anthony Sbarro, our Vice Chairman, Treasurer and a director, and Carmela Sbarro, Vice President and a director. The annual rent paid was $100,000, $300,000 and $300,000 for 2004, 2003 and 2002,
         respectively. We were advised by a real estate broker that the rent to be paid by us was comparable to the rent that would have been charged by an unaffiliated third party. The lease was terminated upon the sale of the building by the partnership in April 2004.

                          SBARRO, INC. AND SUBSIDIARIES

         On  April  5,  2001,   we  loaned  $3.2   million  to  certain  of  our
         shareholders, including: Mario Sbarro, $1.1 million, Joseph Sbarro, $1.2 million and Anthony Sbarro, $0.9 million. The due dates of the related notes have been extended to April 6, 2007. The notes bear interest at the rate of 4.63% per annum, payable annually. As of January 2, 2005, the balance of these loans was $2.9 million.

         On  December  28,  2001,  we loaned $2.8  million to our  shareholders, including: Mario Sbarro, $0.6 million, Joseph Sbarro, $0.7 million, Anthony Sbarro, $0.5 million, and the Trust of Carmela Sbarro, $1.0 million. The due dates of the related notes have been extended to December 28, 2007. The notes bear interest at the rate of 2.48% per annum payable annually. As of January 2, 2005, the balance of these loans was $2.6 million.

         In March 2004, we loaned $40,000 to Gennaro A. Sbarro, then our Corporate Vice President and President of our Franchising and Licensing Division. The note was repaid in February 2005 including interest at 2.69% per annum. In connection with his resignation in 2004 we entered into a severance agreement providing for a lump sum payment of approximately $453,000.

         In June 2003, Anna Missano, the daughter of Joseph Sbarro, issued to us a note for approximately $90,000 for royalties due us for 2001 and 2000. The note is repayable at approximately $10,000 per year, including interest at 2.96% per annum, with a balloon payment due on June 30, 2010. The principal balance of the notes at January 2, 2005 was approximately $79,000.

         The interest rates charged on the foregoing related party loans included above approximate the Applicable Federal Rate (AFR) published by the Internal Revenue Service at the time of the loan. We recorded interest income from related parties was approximately $211,000, $223,000 and $221,000 in 2004, 2003 and 2002, respectively.

         Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman, a director of Sbarro, is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of approximately $26,000 for services rendered during 2004 and $0.3 million in both 2003 and 2002.

         Harold Kestenbaum, a member of our Board of Directors, assisted one of our other concepts in the preparation of its initial Uniform Franchise Offering Circular in 2002 for which the fee was $20,000.

         We and our other concepts have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro, for which we and our other concepts paid, in the aggregate, $480,000, $340,000 and $422,000 in 2004, 2003 and 2002, respectively.

         Companies owned by a son of Anthony Sbarro are parties to franchise agreements with us containing terms similar to those in agreements entered into by us with unrelated franchises. Royalties under these agreements in 2004, 2003 and 2002 were approximately $89,000, $90,000 and $92,000, respectively.

                          SBARRO, INC. AND SUBSIDIARIES

         As of July 2002, we sold the assets of a restaurant to a corporation owned by the brother-in-law of our Chairman of the Board for $88,900. The sales price resulted in a loss of approximately $64,000 that was included in the provision for restaurant closings. That corporation also entered into a franchise agreement with us. We received promissory notes for each of the purchase price and initial franchise fee that were payable over seven years and bore interest on the unpaid principal balances at 7% per annum. In addition in 2002, we subleased this location to that franchisee. Payments under the sublease were being made directly to the landlord by the franchisee. Interest payments received relating to the promissory notes was approximately $4,000 in 2003. No interest payments were received in 2004. Royalties paid under this arrangement were approximately $1,800 in 2004, $3,300 in 2003 and $6,800 in 2002.

         In March 2005, we re-purchased the assets of the restaurant from the corporation for $88,900. The remaining unpaid principal balance of the promissory notes were offset against the purchase price of the assets. The remaining balance under the promissory notes of approximately $22,000, and accrued but unpaid royalties of approximately $31,000 had been fully reserved in 2004.

         In 2002, a company in which Gennaro J. Sbarro, then our Corporate Vice President and President of our Casual and Fine Dining Division and the son of Joseph Sbarro, has a 50% interest (the other 50% is owned by an unaffiliated third party) entered into a sublease for $50,000 greater than rent or other charges due under the lease. Rent and other charges due under the lease are paid directly to the landlord. Payment under the sublease are due to us. Rent of approximately $23,000 was included in the 2004 results of operations. To reimburse Sbarro for equipment costs, the Company owned by Mr. Sbarro, issued a non-interest bearing note in our favor for approximately $55,000, that is repayable in eighteen equal monthly installments of approximately $3,000 which commenced in November 2002. The principal balance on the note as of January 2, 2005 was approximately $16,000. As of October 31, 2003, Mr. Sbarro resigned from his positions with us and a corporation owned by Mr. Sbarro entered into an eighteen month agreement with us to provide consulting services to our quick service and casual dining division for approximately $23,000 per month and the reimbursement for customary and usual expenses that may be incurred by that corporation in the performance of its services.

         In October 2003, we sold the assets of three underperforming Sbarro-owned restaurants that we proposed to close to entities owned separately by each of three other of Anthony Sbarro's sons, each of which entered into a franchise agreement with us. Two of the locations, which had no remaining book value, were transferred for no consideration while the third was sold for $0.3 million that was paid in full, and resulted in a gain to Sbarro of approximately $0.1 million. In connection with the sale of the locations, the employment of these individuals with Sbarro was terminated and we included a charge for their total severance pay of approximately $60,000 in our results of operations for 2003. The franchise agreements provide for the payment of 5% of the location's sales as a continuing franchise fee but did not provide for any initial franchise fee. We have waived continuing franchise fees through 2006. In addition, we subleased two of the

                          SBARRO, INC. AND SUBSIDIARIES
         locations to two of the franchisees. Payments under the subleases are being made directly to the landlord by the franchisees and they are not in default.

         In January 2004, one of Mario Sbarro's daughters, resigned from her position as Manager of Administration - Construction. A corporation owned by her entered into a one year agreement to provide consulting services related to construction matters to us for a series of monthly payments totaling $100,000. In addition, that corporation provided consulting services related to construction matters for our steakhouse joint venture of $18,900 in 2004.

         In February 2005, a joint venture in which we have a 70% interest, sold the assets of one of our other joint venture restaurants, to a company owned by Gennaro A. Sbarro our then Corporate Vice President and President of our Franchising and Licensing Division and the son of Mario Sbarro for approximately $900,000 (which approximated fair value) resulting in a loss of approximately $284,000. The Company received $300,000 in cash and promissory notes of $600,000. The promissory notes are payable monthly in 72 equal monthly installments in the amount of $8,333 including interest at 5% per annum with a balloon payment of $111,375 at maturity. The joint venture also sold the inventory of the restaurant for approximately $67,000 with $50,000 paid at closing and the remainder of $17,000 payable in four equal monthly installments from March 2005 to June 2005. The company owned by Mr. Sbarro entered into a sublease, which we guarantee and a Security Agreement to secure the obligations under the promissory notes. The sublease and Security Agreement are intended to enable Sbarro to recapture the business in the event of an uncured default.

         Compensation of related parties includes salary, taxable benefits and accrued bonus. Salaries for 2004 include one additional week of salary due to our 53 week year in 2004. Compensation is as follows:

          o Mario Sbarro was our Chairman of the Board in 2004 and Chairman of the Board, President and Chief Executive Officer in 2003 and 2002. His compensation was approximately $884,000 in 2004, $700,000 in 2003 and $920,000 in 2002.

          o Anthony Sbarro was our Vice Chairman of the Board and Treasurer in 2004, 2003 and 2002. His compensation was approximately $582,000 in 2004, $400,000 in 2003 and $545,000 in 2002.

          o    Joseph  Sbarro  was  our  Senior  Executive  Vice  President  and
               Secretary in 2004, 2003 and 2002. His compensation was approximately $585,000 in 2004, $400,000 in 2003 and $575,000 in
               2002.

                          SBARRO, INC. AND SUBSIDIARIES

         In addition to the compensation of Mario, Anthony, and Joseph Sbarro:

          o Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of Sbarro and serves as Vice President and a director, received $100,000 from us for services rendered in 2004, 2003 and 2002.

          o Other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro who are our employees were paid an aggregate of approximately $860,000, $1,344,000 and $1,565,000 during 2004,
               2003 and 2002, respectively.

         The company has a 40% equity interest in Boulder Creek Steakhouse and provided administrative services for $165,000, $172,000 and $148,000 in 2004, 2003 and 2002, respectively.

12. PROVISION FOR ASSET IMPAIRMENT, RESTAURANT CLOSINGS, AND LOSS ON SALE OF OTHER CONCEPT RESTAURANT (IN THOUSANDS):

         The provision for asset impairment, restaurant closings/remodels, and loss on sale of other concept restaurant consists of the following:

                                                  2004                    2003                   2002
                                                  ----                    ----                   ----
         Impairment of assets                    $1,103                  $4,100                  $400
         Restaurant closings/remodels               815                   2,000                 8,800
         Loss on sale of other
         concept restaurant                         284                       -                     -
                                                 ------                  ------                ------
                                                 $2,202                  $6,100                $9,200
                                                 ======                  ======                ======


13.      DIVIDENDS:

         We declared distributions to our shareholders pursuant to the tax payment agreement described in Note 8 as follows:

         o $1.8 million with respect to our taxable income for 2002, of which $1.1 million was paid in 2003 and $0.7 million was paid in March 2004;

         o $3.1 million with respect to our taxable income for 2001 was paid in 2002.

                          SBARRO, INC. AND SUBSIDIARIES

14.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                           FIRST            SECOND            THIRD          FOURTH
                                          QUARTER          QUARTER           QUARTER         QUARTER
                                          -------          -------           -------         -------
                                                               (IN THOUSANDS)
         2004
         Revenues                         $96,211          $72,717           $78,306        $101,660
         Gross profit (a)                  70,837           52,747            57,988          77,668
         Net (loss) income (d)             (6,161)          (4,556)           (1,029)          7,423


         2003
         Revenues (b)                     $93,115          $72,043           $75,778         $91,388
         Gross profit (a) (b)              69,205           54,002            56,408          67,647
         Net (loss) income (b) (c)        (10,490)          (5,212)           (7,954)          6,426

         (a) Gross profit represents the difference between restaurant sales and the cost of food and paper products.

         (b) Revenues and net income for the fourth quarter of 2003 include approximately $0.7 million and $0.4 million of vendor rebates that should have been recorded during 2002 and in the first two quarters of 2003, respectively. During 2003, we received new information regarding those rebates and, as a result, were able to apply better judgment in their recording.

         (c) We recorded a provision for asset impairment of $3.0 million and $1.1 million in the third and fourth quarters of 2003, respectively.

         (d) In the fourth quarter of 2004, we recorded a provision for asset impairment of $1.1 million, litigation expense of $1.2 million and reversed an accrual for a rebate receivable of $0.3 million. In addition, we reduced our tax liability reserve by approximately $0.4 million to reflect our current estimated tax exposure and reported income of approximately $1.2 million for a settlement agreement with the bankruptcy trustee of our former distributor.

                          SBARRO, INC. AND SUBSIDIARIES

15.      EQUITY INVESTMENT IN BOULDER CREEK STEAKHOUSE:

         The company has a 40% equity interest in Boulder Creek Steakhouse. The combined condensed financial statements below include the accounts of Boulder Creek Holding LLC ("Holding"), Boulder Creek Venture LLC ("Venture") and Boulder Creek Properties LLC ("Properties") and their wholly owned subsidiaries (collectively "Boulder Creek"). Properties holds the trademark used by Holding and Venture. All material intercompany accounts and transactions have been eliminated in combination.

         The members of Holding, Venture and Properties are Scotto LLC ("Scotto") (40%), Sbarro Boulder LLC ("Sbarro Boulder") (40%) and Fee Fee LLC ("Fee Fee") (20%) (the "member LLCs"). Sbarro Boulder is 100% owned by Sbarro, Inc.

         INCOME STATEMENT DATA (IN THOUSANDS):

                                                        2004                     2003                   2002
                                                        ----                     ----                   ----
         Net sales                                     $49,697                  $50,141               $39,889
         Costs and expenses                             47,149                   46,960                37,344
         Interest expense, net                             477                      531                   611
         Loss from discontinued
              operations                                    47                      901                   157
                                                        ------                   ------                ------
         Net income                                     $2,024                   $1,749                $1,777
                                                        ======                   ======                ======




         BALANCE SHEET DATA (IN THOUSANDS):

                                                          2004                     2003
                                                          ----                     ----
         Total assets                                  $30,031                  $27,290
         Total liabilities                             $21,628                  $20,147
         Members' equity                               $ 8,403                   $7,143

                          SBARRO, INC. AND SUBSIDIARIES

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

         The following condensed consolidating financial information presents:

         (1) Condensed consolidating balance sheets as of January 2, 2005 and December 28, 2003 and related statements of operations and cash flows for the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002 of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

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

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET

                              AS OF JANUARY 2, 2005

                                 (IN THOUSANDS)

                                     ASSETS



                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                             PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                             ------      ------------     ------------    ------------       -----

Current assets:
   Cash and cash equivalents                    $57,150       $4,680           $1,170        $      -         $63,000
   Restricted cash for untendered shares
   Receivables less allowance for
     doubtful accounts of $431:
     Franchise                                    1,846            -                -               -           1,846
     Other                                           53        1,053              574               -           1,680
                                               --------     --------           ------       ---------        --------
                                                  1,899        1,053              574               -           3,526

   Inventories                                    1,204        1,465              140               -           2,809
   Prepaid expenses                               4,020         (199)              56               -           3,877
   Current portion of loans receivable
       from officers                                 46            -                -               -              46
                                               --------     --------           ------       ---------        --------
     Total current assets                        64,319        6,999            1,940               -          73,258

Intercompany receivables                            406      439,364           (1,875)       (437,895)              -

Investment in subsidiaries                       67,570        1,944                -         (69,514)              -

Property and equipment, net                      33,307       50,799            4,359               -          88,465


Intangible assets:
   Trademarks, net                              195,916            -                -               -         195,916
   Goodwill                                       9,204            -                -               -           9,204
   Deferred financing costs, net                  4,326          195                -               -           4,521

Loans receivable from officers less               5,602            -                -               -           5,602
current portion

Other assets                                      5,906        1,720               21               -           7,647
                                               --------     --------           ------       ---------        --------
                                               $386,556     $501,021           $4,445       $(507,409)       $384,613
                                               ========     ========           ======       ==========       ========


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET

                              AS OF JANUARY 2, 2005

                                 (IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Current liabilities:
   Accounts payable                           $10,877            $190           $526       $       -          $11,593
   Accrued expenses                            16,802           2,474          1,472               -           20,748
   Accrued interest payable                     8,181               -              -               -            8,181
   Current portion of mortgage payable              -             182              -               -              182
                                             --------        --------         ------       ---------         --------
     Total current liabilities                 35,860           2,846          1,998               -           40,704
                                             --------        --------         ------       ---------         --------

Intercompany payables                         437,895               -              -        (437,895)               -
                                             --------        --------         ------       ---------         --------

Deferred rent                                   9,811               -            415               -           10,226
                                             --------        --------         ------       ---------         --------

Long-term debt, net of
   original issue discount                    253,207          15,142              -               -          268,349
                                             --------        --------         ------       ---------         --------


Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; none
     issued
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               -              -               -               71
   Additional paid-in capital                 (65,479)        133,671          3,018         (71,200)              10
   Retained earnings (deficit)               (284,809)        349,362           (986)          1,686           65,253
                                             --------        --------         ------       ---------         --------
                                             (350,217)        483,033          2,032         (69,514)          65,334
                                             --------        --------         ------       ---------         --------
                                             $386,556        $501,021         $4,445       $(507,409)        $384,613
                                             ========        ========         ======       ==========        ========

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 28, 2003

                                 (IN THOUSANDS)

                                     ASSETS



                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                             PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                             ------      ------------     ------------    ------------       -----

Current assets:
   Cash and cash equivalents                    $49,536       $5,595           $1,299     $         -         $56,430
   Receivables net of allowance for
     doubtful accounts of $488:
     Franchise                                    1,700            -                -               -           1,700
     Other                                        (191)          966              396               -           1,171
                                               --------     --------           ------       ---------        --------
                                                  1,509          966              396               -           2,871

   Inventories                                    1,177        1,387              143               -           2,707
   Prepaid expenses                               4,018         (227)              53               -           3,844
   Current portion of loans receivable
       from officers                              2,810            -                -               -           2,810
                                               --------     --------           ------       ---------        --------
     Total current assets                        59,050        7,721            1,891               -          68,662

Intercompany receivables                          6,697      317,237                -        (323,934)              -

Investment in subsidiaries                       65,469            -                -         (65,469)              -

Property and equipment, net                      36,189       55,706            4,709               -          96,604


Intangible assets:
   Trademarks, net                              195,916            -                -               -         195,916
   Goodwill                                       9,204            -                -               -           9,204
   Deferred financing costs net                   5,369          233                -            (120)          5,482

Loans receivable from officers, less
current portion                                   3,347            -                -               -           3,347

Other assets                                      7,476        1,822             (653)         (1,030)          7,615
                                               --------     --------           ------       ---------        --------
                                               $388,717     $382,719           $5,947       $(390,553)       $386,830
                                               ========     ========           ======       ==========       ========

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 28, 2003

                                 (IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Current liabilities:
   Accounts payable                           $11,859            $129           $419         $1,327           $13,734
   Accrued expenses                            14,974           1,447          1,806              -            18,227
   Accrued interest payable                     8,181               -              -              -             8,181
   Current portion of mortgage payable              -             168              -              -               168
                                             --------        --------         ------      ---------          --------
     Total current liabilities                 35,014           1,744          2,225          1,327            40,310
                                             --------        --------         ------      ---------          --------

Intercompany payables                         317,236           2,958          3,740       (323,934)                -
                                             --------        --------         ------      ---------          --------

Deferred rent                                   8,009               -            702              -             8,711
                                             --------        --------         ------      ---------          --------

Long-term debt, net of
   original issue discount                    252,827          15,325              -              -           268,152
                                             --------        --------         ------      ---------          --------


Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; none
     issued                                         -               -              -              -                 -
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               -              -              -                71
   Additional paid-in capital                      10          65,469          2,477        (67,946)               10
   Retained earnings (deficit)               (224,450)        297,223         (3,197)             -            69,576
                                             --------        --------         ------      ---------          --------

                                             (224,369)        362,692           (720)       (67,946)           69,657
                                             --------        --------         ------      ---------          --------

                                             $388,717        $382,719         $5,947      $(390,553)         $386,830
                                             ========        ========         ======     ===========         ========

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF OPERATIONS

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2005

                                 (IN THOUSANDS)


                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----
Revenues:

   Restaurant sales                          $143,649       $172,361          $15,303       $       -      $  331,313
   Franchise related income                    12,093              -                -               -          12,093
   Real estate and other                        1,838          3,547              103               -           5,488
   Intercompany charges                        11,747              -                -         (11,747)              -
                                              -------        -------           ------       ---------      ----------
       Total revenues                         169,327        175,908           15,406         (11,747)        348,894
                                              -------        -------           ------       ---------      ----------

Costs and expenses:
   Restaurant operating expenses:
     Cost of food and paper products           28,948         39,001            4,124               -          72,073
     Payroll and other employee
         benefits                              38,641         47,212            5,004               -          90,857
     Other operating costs                     51,444         58,925            4,202               -         114,571
     Depreciation and amortization              7,145          8,347              908               -          16,400
     General and administrative                17,143         11,254              179               -          28,576
     Asset impairment, restaurant
         closings & loss on sale of             2,202              -                -               -           2,202
         other concept restaurant
     Intercompany charges                           -         11,747                -         (11,747)              -
                                              -------        -------           ------       ---------      ----------
       Total costs and expenses               145,523        176,486           14,417         (11,747)        324,679
                                              ========       ========          ======       ==========     ==========

Operating income (loss)                        23,804           (578)             989               -          24,215
                                              -------        -------           ------       ---------      ----------

Other (expense) income:
   Interest expense                           (29,361)        (1,333)               -               -         (30,694)
   Interest income                                654              -                -               -             654
   Equity in net income of
         unconsolidated affiliates                855              -                -               -             855
   Other income                                 1,181              -                -               -           1,181
                                              -------        -------           ------       ---------      ----------
Net other expense                             (26,671)        (1,333)               -               -         (28,004)
                                              -------        -------           ------       ---------      ----------

(Loss) income before taxes                     (2,867)        (1,911)             989               -          (3,789)

Income taxes                                      500             -                34               -             534
                                              -------        -------           ------       ---------      ----------
Net (loss) income                             $(3,367)       $(1,911)            $955       $       -         $(4,323)
                                              ========       ========          ======       ==========     ===========

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF OPERATIONS

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003

                                 (IN THOUSANDS)


                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----
Revenues:
   Restaurant sales                          $135,295       $164,535          $14,878    $          -        $314,708
   Franchise related income                    10,868              -                -               -          10,868
   Real estate and other                        4,077          2,586               85               -           6,748
   Intercompany charges                        10,728              -                -         (10,728)              -
                                             ---------       --------         -------      ----------        ---------
       Total revenues                         160,968        167,121           14,963         (10,728)        332,324
                                             ---------       --------         -------      ----------        ---------

Costs and expenses:
   Restaurant operating expenses:
     Cost of food and paper products           27,402         36,116            3,928               -          67,446
     Payroll and other employee
       benefits                                36,474         48,155            4,985               -          89,614
     Other operating costs                     49,196         57,282            3,975               -         110,453
     Depreciation and amortization              8,801          9,899            1,012               -          19,712
     General and administrative                15,212         10,418             (179)              -          25,451
     Asset impairment, restaurant
       closings and loss on sale
        of other concept restaurant             5,647              -              426               -           6,073
     Intercompany charges                           -         10,728                -         (10,728)              -
                                             ---------       --------         -------      ----------        ---------
       Total costs and expenses               142,732        172,598           14,147         (10,728)        318,749
                                             ---------       --------         -------      ----------        ---------

Operating income (loss)                        18,236         (5,477)             816               -          13,575
                                             ---------       --------         -------      ----------        ---------

Other (expense) income:
   Interest expense                           (29,693)        (1,346)               -               -         (31,039)
   Interest income                                694              -                -               -             694
   Equity in net income of
     unconsolidated affiliates                    425              -                -               -             425
                                             ---------       --------         -------      ----------        ---------

Net other (expense)                           (28,574)        (1,346)               -               -         (29,920)
                                             ---------       --------         -------      ----------        ---------

(Loss) income before minority interest
   (credit)                                   (10,338)        (6,823)             816               -         (16,345)
Minority interest                                   -              -              (41)              -             (41)
                                             ---------       --------         -------      ----------        ---------
Loss before income taxes (credit)             (10,338)        (6,823)             775               -         (16,386)
Income taxes (credit)                             536            348              (40)              -             844
                                             ---------       --------         -------      ----------        ---------

Net (loss) income                            $(10,874)       $(7,171)            $815      $        -        $(17,230)
                                             =========       ========         =======      ==========        =========

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF OPERATIONS

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002

                                 (IN THOUSANDS)

                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----
Revenues:

   Restaurant sales                          $144,394        $177,728        $23,084     $          -        $345,206
   Franchise related income                    10,070               -              -                -          10,070
   Real estate and other                        1,605           3,499              -                -           5,104
   Intercompany charges                             -          15,275              -          (15,275)              -
                                            ---------        --------       --------        ----------       --------
       Total revenues                         156,069         196,502         23,084          (15,275)        360,380
                                            ---------        --------       --------        ----------       --------

Costs and expenses:
   Restaurant operating expenses:
     Cost of food and paper products           26,596          34,592          6,405                -          67,593
     Payroll and other employee
       benefits                                37,996          50,005          8,287                -          96,288
     Other operating costs                     48,242          59,207          7,443                -         114,892
     Depreciation and amortization              9,133          10,290          1,260                -          20,683
     General and administrative                11,203          12,286            471                -          23,960
     Provision for asset impairment,
       restaurant closings and loss on
       sale of other concept restaurant        12,850               -         (3,654)               -           9,196
     Intercompany charges                      15,275               -              -         (15,275)               -
                                             ---------       ---------      ---------    ------------        --------
       Total costs and expenses               161,295         166,380         20,212         (15,275)         332,612
                                             ---------       ---------      ---------    ------------        --------


Operating (loss) income                        (5,226)         30,122          2,872                -          27,768
                                             ---------       ---------      ---------    ------------        --------

Other (expense) income:
   Interest expense                           (29,600)         (1,359)             -                -         (30,959)
   Interest income                                528               -              -                -             528
   Equity in net income of
     unconsolidated affiliates                    668               -              -                -             668
   Insurance recovery, net                      7,162               -              -                -           7,162
                                             ---------       ---------      ---------    ------------        --------
   Net other expense                          (21,242)         (1,359)             -                -         (22,601)
                                             ---------       ---------      ---------    ------------        --------
(Loss) income before minority interest
(credit)                                      (26,468)         28,763          2,872                -           5,167
Minority interest                                   -               -            (52)               -             (52)
                                             ---------       ---------      ---------    ------------        --------
(Loss) income before income tax
(credit)                                      (26,468)         28,763          2,820                -           5,115
Income taxes (credit)                          (1,629)          1,773            190                -             334
                                             ---------       ---------      ---------    ------------        --------

Net (loss)  income                           $(24,839)        $26,990         $2,630     $          -          $4,781
                                             =========       =========      =========    =============       ========

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2005

                                 (IN THOUSANDS)


                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
Operating activities:                       PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
---------------------                       ------       ------------     ------------    ------------       -----

Net (loss) income                             $(3,367)       $(1,911)            $955        $      -         $(4,323)
Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization              7,145          8,347              908               -          16,400
     Amortization of deferred
       financing costs                            962              -                -               -             962
     Amortization of bond discount                379              -                -               -             379
     Allowance for doubtful accounts
       receivable                                 222              -                -               -             222
     Asset impairment, restaurant
       closings and loss on sale of
         other concept restaurant               2,202              -                -               -           2,202
     Increase (decrease) in deferred
       rent, net                                  502              -             (229)              -             273
     Equity in net income of
       unconsolidated affiliates                 (855)             -                -               -            (855)
     Other                                        155              -                -               -             155
     Changes in operating assets and
       liabilities:
     Increase in receivables                     (612)           (87)            (178)              -            (877)
     Decrease (increase) in inventories           (27)           (78)               3               -            (102)
     Increase in prepaid expenses                  (2)           (28)              (3)              -             (33)
     Decrease (increase) in other
       assets                                   2,117            103             (732)         (1,030)            458
     Increase (decrease) in accounts
       payable and accrued expenses              (936)         1,088             (227)          1,030             955
                                               -------        -------            -----        -------          -------
Net cash provided by operating
   activities                                   7,885          7,434              497               -          15,816
                                               -------        -------            -----        -------          -------

Investing activities:

Purchases of property and equipment            (6,103)        (2,144)            (659)              -          (8,906)
                                               -------        -------            -----        -------          -------

Net cash used in investing activities          (6,103)        (2,144)            (659)              -          (8,906)
                                               -------        -------            -----        -------          -------

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING STATEMENT OF CASH FLOWS (CONTINUED)

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2005

                                 (IN THOUSANDS)



                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Financing activities:
Mortgage principal repayments                       -           (167)               -               -            (167)
Tax distributions                                (682)             -                -               -            (682)
Reduction in loans receivable from
   officers                                       509              -                -               -             509
                                                                   -                -
Intercompany balances                           6,005         (6,039)              34               -               -
                                               ------         ------       ----------      ----------         --------
Net cash (used in) provided by
   financing activities                         5,832         (6,206)              34               -            (340)
                                               ------         ------       ----------      ----------         --------

Increase (decrease) in cash and cash
   equivalents                                  7,614           (916)            (128)              -           6,570
Cash and cash equivalents at beginning
   of year                                     49,536          5,596            1,298               -          56,430
                                               ------         ------       ----------      ----------         --------

Cash and cash equivalents at end of
   year                                       $57,150         $4,680           $1,170               -         $63,000
                                              =======         ======           ======       =========         =======

Supplemental disclosure of cash flow
   information:

Cash paid during the period for income
   taxes                                         $417         $    -       $        -      $        -            $417
                                               ------         ------       ----------      ----------         --------
Cash paid during the period for
   interest                                    28,058         $1,294       $        -      $        -         $29,352
                                               ======         ======       ==========      ==========         =======

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003

                                 (IN THOUSANDS)


                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
Operating activities:                       PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
---------------------                       ------       ------------     ------------    ------------       -----

Net (loss) income                            $(10,874)       $(7,171)            $815     $         -        $(17,230)
Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization              8,674         10,029            1,009               -          19,712
       Amortization of deferred
         financing                              1,148              -                -               -           1,148
       Amortization of bond discount              379              -                -               -             379
     Allowance for doubtful accounts
       receivable                                 435              -                -               -             435
     Asset impairment, restaurant
       closings and loss on sale of
         other concept restaurant               4,199          1,452              422               -           6,073
     Minority interest                                                             41               -              41
     Increase in deferred rent, net               200              -               42               -             242
     Equity in net income of
       unconsolidated affiliates                 (425)             -                -               -            (425)
        Other                                      44              -                -               -              44
     Changes in operating assets and
        liabilities:
     Decrease in receivables                       15            121               55               -             191
     Decrease in inventories                      239            339                -               -             578
     Increase in prepaid expenses                (185)           (41)             (27)              -            (253)
     Decrease (increase) in other
       assets                                     816            (49)             194         $(1,327)           (366)
     Increase (decrease) in accounts
       payable and accrued expenses               849         (1,108)            (603)          1,327             465
                                                -----          -----            -----      ----------          ------
Net cash provided by operating
   activities                                   5,514          3,572            1,948               -          11,034
                                                -----          -----            -----      ----------          ------

Investing activities:

Purchases of property and equipment            (5,849)        (2,485)            (187)              -          (8,521)
                                               -------        -------            -----     ----------          -------
Net cash used in investing activities          (5,849)        (2,485)            (187)              -          (8,521)
                                               -------        -------            -----     ----------          -------

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING STATEMENT OF CASH FLOWS (CONTINUED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003

                                 (IN THOUSANDS)



                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Financing activities:
---------------------
Mortgage principal repayments                       -           (154)               -               -            (154)
Tax distributions                              (1,100)             -                -               -          (1,100)
Intercompany balances                           3,314         (1,876)          (1,438)              -               -
                                               ------         -------          -------    -----------          ------

Net cash (used in) provided by
   financing activities                         2,214         (2,030)          (1,438)              -          (1,254)
                                               ------         -------          -------    -----------          ------

Increase (decrease) in cash and cash
   equivalents                                  1,879           (943)             323               -           1,259
Cash and cash equivalents at beginning
   of year                                     47,657          6,539              975               -          55,171
                                               ------         -------          -------    -----------          ------

Cash and cash equivalents at end of
   year                                       $49,536         $5,596           $1,298               -         $56,430
                                              =======         ======           ======     ===========         =======

Supplemental disclosure of cash flow
   information:
Cash paid during the period for income
   taxes                                         $290            $85              $13     $         -            $388
                                              =======         ======           ======     ===========         =======
Cash paid during the period for
   interest                                   $28,192         $1,208           $    -     $         -         $29,400
                                              =======         ======           ======     ===========         =======

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002

                                 (IN THOUSANDS)

                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
Operating activities:                       PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
---------------------                       ------       ------------     ------------    ------------       -----

Net (loss) income                            $(24,839)       $26,990           $2,630    $          -          $4,781
Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization             11,097          8,325            1,261               -          20,683
     Allowance for doubtful accounts
       receivable                                 350              -                -               -             350
     Amortization of deferred financing         1,074              -                -               -           1,074
     Amortization of bond discount                379              -                -               -             379
     Increase (decrease) in deferred
       rent, net                                  421           (135)             (74)              -             212
     Asset impairment, restaurant
       closings and loss on sale of
         other concept restaurant               4,727              -            4,469               -           9,196
     Equity in net income of
       unconsolidated affiliates                 (668)             -                -               -            (668)
     Minority interest                                                             52               -              52
     Other                                        (76)             -                -               -             (76)
     Changes in operating assets and
       liabilities:
     Decrease (increase) in receivables         1,755           (475)              28               -           1,308
     (Increase) decrease  in
       inventories                                 (4)            46              210               -             252
     (Increase) decrease in prepaid
       expenses                                  (763)          (187)            (171)              -          (1,121)
     (Increase) decrease in other
       assets                                    (438)           282             (273)              -            (429)
     (Decrease) increase in accounts
       payable and accrued expenses            (3,361)         1,827           (1,886)           (120)         (3,540)
                                            ----------      ---------      -----------    -----------       ----------

Net cash (used in) provided by
   operating activities                       (10,346)        36,673            6,246            (120)         32,453
                                            ----------      ---------      -----------    -----------       ----------

Investing activities:
Purchases of property and equipment            (8,357)        (2,398)            (233)              -         (10,988)
                                            ----------      ---------      -----------    -----------       ----------

Net cash used in investing activities          (8,357)        (2,398)            (233)              -         (10,988)
                                            ----------      ---------      -----------    -----------       ----------

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                CONSOLIDATING STATEMENT OF CASH FLOWS (CONTINUED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002

                                 (IN THOUSANDS)


                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Financing activities:
---------------------
Mortgage principal repayments                       -           (142)               -               -            (142)
Tax distribution                               (3,125)             -                -               -          (3,125)
Intercompany balances                          39,791        (33,031)          (6,880)            120               -
                                             --------        -------         --------       ---------         -------
Net cash provided by (used in)
    financing activities                       36,666        (33,173)          (6,880)            120          (3,267)
                                             --------        -------         --------       ---------         -------

(Decrease) increase in cash and cash
    equivalents                                17,963          1,102             (867)              -          18,198
Cash and cash equivalents at beginning
    of year                                    29,694          5,437            1,842               -          36,973
                                             --------        -------         --------       ---------         -------
Cash and cash equivalents at end of
    period                                    $47,657         $6,539             $975       $       -         $55,171
                                             ========        =======         ========       =========         =======


Supplemental disclosure of cash flow
    information:
Cash paid during the period for income
    taxes                                        $533           $262               $1             $ -            $796
                                             ========        =======         ========       =========         =======

Cash paid during the period for
    interest                                  $28,171         $1,327          $     -       $       -         $29,498
                                             ========        =======         ========       =========         =======

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------  -------------------------------------------------------------------

NONE


Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of l934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded that the disclosure controls and procedures are not effective for the reasons specified below.

         In connection with the year ended 2004 closing process and the delay in the filing of our Form 10-K, the following issues were identified:

         o We had insufficient staffing in the accounting and reporting function and certain changes in management and accounting personnel during the course of the audit which strained our existing resources. We have been addressing the issue of upgrading our finance, accounting and internal control functions since prior to the commencement of the audit to add personnel of skills and training that will not only enable us to accelerate the audit closing function but also will expand the number of members of our staff with knowledge of technical accounting literature. In this regard, we have changed certain senior accounting personnel and added a director of compliance. We are continuing to expand our personnel in these areas by adding three additional senior accountants in our corporate accounting department, one of whom just recently joined us. We will continue to review whether we need additional accounting personnel.

         o Our existing accounting resources were further strained by our need to analyze the impact of the views of the Staff of the Securities and Exchange Commission set forth in a letter dated February 7, 2005 from the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the American Institute of Public Accountants concerning the accounting for operating leases, which has effected many companies, especially restaurant companies, with significant leases. As we have just completed this analysis, we are in the process of examining the steps to be taken to strengthen our procedures in this area, including providing training to all present and future staff accountants to ensure, on a prospective basis, the proper accounting, reporting, documentation and application of SFAS No. 13, "Accounting for Leases" and FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases."

Internal Control Over Financial Reporting.

         Except as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since the beginning of the fourth quarter of 2004 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
-------- -----------------

On February 17, 2005 our Board of Directors authorized our payment of bonuses to all of our salaried employees and certain hourly employees relating to our 2004 results of operations. The bonuses approximate $1.3 million and, with the exception of the bonuses to Messrs. Mario Sbarro, Joseph Sbarro and Anthony Sbarro (see "Executive Compensation" in Item 11 of this report), were based on percentages of the employee's compensation, which percentages varied depending upon their category of employment. The bonuses to the executive officers named in the summary compensation table under the caption "Executive Compensation" in
Item 11 of this report were as follows:

         Michael O'Donnell                                 $141,750

         Mario Sbarro                                      $157,500

         Anthony Sbarro                                    $157,500

         Joseph Sbarro                                     $157,500

         Peter Beaudrault                                  $ 94,500



As part of their at will employment agreements we entered into letter agreements on December 10, 2004 with, among others, Carmela Merendino, our Vice President-Administration, and Anthony Missano, President of our Business Development Division, which provide for them to receive a special bonus in the event of a public offering of our common stock, a change in control of Sbarro, including by merger, sale of stock or sale of assets, or a liquidation or dissolution of Sbarro. The special bonus will be based on the per share proceeds (as defined in the letter agreements) received by our shareholders in excess of a threshold amount.

Similar agreements were previously entered into by us with Peter Beaudrault, our new President and Chief Executive Officer, and Anthony J. Puglisi, our Vice President and Chief Financial Officer, as part of their at will employment arrangements entered into at the time they joined us. (See "Executive Compensation" in Item 11 of this report.)

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         Our directors and executive officers and their ages at March 31, 2005 are:

         NAME                    AGE                POSITION
         ----                    ---                --------
         Mario Sbarro             63      Chairman of the Board and Director
         Anthony Sbarro           58      Vice Chairman of the Board, Treasurer
                                            and Director
         Joseph Sbarro            64      Senior Executive Vice President,
                                            Secretary and Director
         Carmela Sbarro           83      Vice President and Director
         Peter  Beaudrault        50      President - Chief Executive Officer
         Anthony J. Missano       46      President,  Business Development and
                                            Corporate Vice President
         Carmela N. Merendino     40      Vice President - Administration
         Anthony J. Puglisi       55      Vice President and Chief Financial
                                            Officer
         Harold L. Kestenbaum     55      Director
         Richard A. Mandell       62      Director
         Michael O'Donnell        49      Director
         Terry Vince              76      Director
         Bernard Zimmerman        72      Director

         MARIO SBARRO has been an officer, a director and a principal shareholder of Sbarro since its organization in 1977, serving as Chairman of our board of directors, and until September 2003, as our President and Chief Executive Officer.

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

         CARMELA SBARRO has been a Vice President for more than the past five years. Mrs. Sbarro was a founder of Sbarro, together with her late husband, Gennaro Sbarro. Mrs. Sbarro devotes a substantial portion of her time to recipe and product development. Mrs. Sbarro has been a director since January 1998. Mrs. Sbarro also served as a director from March 1985 until December 1988, following which she was elected director emeritus until her re-election to our board of directors.

         PETER BEAUDRAULT was elected President and Chief Executive Officer in March 2005 to succeed Mr. O'Donnell. Prior there to, Mr. Beaudrault served as Corporate Vice President and President of our Quick Service Division since joining us in March 2004. Prior to joining Sbarro, Mr. Beaudrault was an industry consultant from January 2003 and for more than five years prior to that was the President and Chief Executive Officer of the Hard Rock Cafe International, a restaurant chain.

         ANTHONY J. MISSANO was elected President of Business Development in March 2004. He has been a Corporate Vice President for more than the past five years and served as President of our Quick Service Division from January 2000 until March 2004.

         CARMELA N. MERENDINO has been Vice President - Administration for more than the past five years.

         ANTHONY J. PUGLISI joined us as Vice President-Chief Financial Officer in February 2004. Prior to joining Sbarro, Mr. Puglisi was the Vice President and Chief Financial Officer of Langer, Inc., a provider of products used to treat muscle - skeletal disorders, from April 2002 to February 2004. Mr. Puglisi was Senior Vice President and Chief Financial Officer of Netrex Corporation, from September 2000 to October 2001 and Executive Vice President and Chief Financial Officer of Olsten Corporation, a provider of staffing and home health care services, from 1993 to March 2000. Mr. Puglisi has been a certified public accountant in New York for over twenty-five years and is a director of Hi Tech Pharmacal Company, Inc.

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

         MICHAEL O'DONNELL has been Chairman of the Board of Directors, Chief Executive Officer and President of Champps Entertainment, Inc., a restaurant chain operator and franchisor, since March 2, 2005, when he resigned as our President and Chief Executive Officer, a position he held since September 2003. Mr. O'Donnell remains a director of the Company, a position in which he has served since September 2003. He joined us as President, Chief Executive Officer and was elected to our Board of Directors in September, 2003. Prior to his joining Sbarro, Mr. O'Donnell was an industry consultant from January 2003 and for more than five years prior to that was the President and Chief Executive Officer of New Concepts at Outback Steakhouse Inc., a restaurant chain. Mr. O'Donnell is a director of Champps Entertainment and Boston Inner City Schools.

         TERRY VINCE has been Chairman of the Board and President of Sovereign Hotels, Inc., a company that owns and manages hotels. Mr. Vince became a director of Sbarro in December 1988.

         BERNARD ZIMMERMAN has been President of Bernard Zimmerman & Co., Inc. a financial and management consulting firm, for over 30 years. In addition, Mr. Zimmerman is the President and Chief Executive Officer and a director of FCCC, Inc., and GVC Venture Corporation, both companies are engaged in seeking business combinations, mergers and/or acquisitions. Mr. Zimmerman has been a certified public accountant in New York for more than the past thirty-five years. He became a director of Sbarro in March 1985.

         Our by-laws provide that the minimum number of directors that can constitute our board is six and the maximum number of directors that can constitute our board is twelve.

         Our officers are elected annually by the board of directors and hold their respective offices until their successors are duly elected and qualified. Officers may be removed at any time by the board.

         Mario, Anthony and Joseph Sbarro are the sons of Carmela Sbarro. Carmela N. Merendino is the daughter, of Mario Sbarro. Anthony J. Missano is the son-in-law of Joseph Sbarro.

         Our board of directors has determined that Richard A. Mandell, Chairman of our Audit Committee, is the audit committee financial expert and is independent.

         During 2004, our officers, directors and shareholders were not required to file reports under Section 16(a) of the Securities Exchange Act of 1934.

         We have adopted a Code of Ethics that applies to, among others, our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions.

         We undertake to provide to any person, without charge, upon request, a copy of our Code of Ethics. If you wish a copy of our Code of Ethics, please write to our Chief Financial Officer, Sbarro, Inc., 401 Broadhollow Road, Melville, New York 11747-4714.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation of Michael O'Donnell who served as our chief executive officer during 2004 and other five most highly compensated persons who were serving as executive officers at the end of our 2004 year (including Peter Beaudrault, who replaced Mr. O'Donnell as our Chief Executive Officer in March 2005) for services in all capacities to us and our subsidiaries during our 2004, 2003 and 2002 years:

                                                                                ANNUAL                  ALL OTHER
                                                                             COMPENSATION             COMPENSATION
NAME AND                                                                     ------------             ------------
PRINCIPAL POSITION                                          YEAR        SALARY        BONUS (1)
------------------                                          ----        ------        ---------

Michael O'Donnell (2).................................      2004      $465,418        $141,750         $1,080(3)
President and Chief Executive Officer                       2003       133,816            --              360


Mario Sbarro..........................................      2004      $726,321        $157,500             --
Chairman of the Board, President and                        2003       700,000            --               --
      Chief Executive Officer                               2002       700,000         220,000             --

Anthony Sbarro........................................      2004      $424,631        $157,500             --
Vice Chairman of the Board and Treasurer                    2003       400,000            --               --
                                                            2002       325,000         220,000             --

Joseph Sbarro.........................................      2004      $427,792        $157,500             --
Senior Executive Vice President and                         2003       400,000            --               --
     Secretary                                              2002       325,000         250,000             --

Peter Beaudrault (4)..................................      2004      $303,808         $94,500             --
Corporate Vice President and President - Quick
     Service Division



         (1) Annual compensation includes bonuses in the year they are earned. Bonuses are paid the year following the year earned.

         (2) Mr. O'Donnell joined us on September 8, 2003 and resigned as an officer effective in March 2005.

         (3) Represents premium on a $1,000,000 life, accidental death and dismemberment insurance policy on Mr. O'Donnell.

         (4) Mr. Beaudrault was elected our President and Chief Executive Officer on March 4, 2005 to replace Mr. O'Donnell.

COMPENSATION OF DIRECTORS

         The compensation of non-employee directors previously in effect was increased effective March 29, 2004. Non-employee directors will now receive a retainer at the rate of $20,000 (formerly $16,000) per annum, a fee of $1,500 (formerly $1,000) for each meeting of the Board attended and a fee of $1,000 (formerly $500) for each meeting of a committee of the Board attended on which the director serves if the meeting is not held on the same day as a meeting of the Board. The Chairman of the Audit Committee will continue to receive a $2,500 per annum retainer in addition to regular committee compensation and non-employee directors will continue to be reimbursed for their reasonable travel and other expenses incurred in attending Board and committee meetings.


EMPLOYMENT AGREEMENTS

         On March 2, 2005, Michael O'Donnell, who at the time was our President and Chief Executive Officer, resigned to take a similar position with a publicly-held non-competitive restaurant chain. In connection with his joining us on September 8, 2003, we entered into an employment agreement with him which was in effect until his resignation. That agreement provided for a term ending on December 31, 2006, subject to earlier termination by us or Mr. O'Donnell following specified notice. The agreement provided, among other things, for an annual salary of $450,000, subject to increase at the discretion of our board of directors, an annual performance bonus beginning in 2004 to be based upon the achievement of increases in EBITDA, as defined, and other objectives to be set forth in business plans and budgets approved from time to time by our board, which bonus, for the year ending December 31, 2004, would not be less than $112,500 (the bonus paid for 2004 was $141,750); $1,000,000 of life insurance;
the reimbursement of Mr. O'Donnell for certain relocation, travel and housing expenses incurred; and a special incentive award. The special incentive award was designed to have rewarded Mr. O'Donnell for improvements in our adjusted EBITDA, cash position and long term debt position over the term of the agreement. Mr. O'Donnell forfeited his special incentive award and right to severance pay by virtue of his voluntary termination of employment.

         We are also a party to a letter agreement of employment dated December 29, 2003 with Peter J. Beaudrault providing for him to serve as Corporate Vice President and President - Quick Service Division. On March 4, 2005, Mr. Beaudrault was elected by our Board of Directors as our new President and Chief Executive Officer to replace Mr. O'Donnell. Mr. Beaudrault's letter agreement of employment is on an "at will" basis, provides for a salary of $300,000 per annum (which has been increased to $450,000 per annum with his election as our President and Chief Executive Officer) and a bonus under our corporate office employee bonus plan. In addition, in the event of a public offering of our common stock, a change in control of Sbarro, including by merger, sale of stock or sale of assets, or a liquidation or dissolution of Sbarro, he will be entitled to a special event bonus based on the per share proceeds (as defined in the letter agreement) received by our shareholders in excess of a threshold amount as if he held 160,000 shares of our common stock. We are in the process of negotiating a revised employment agreement with Mr. Beaudrault.

SPECIAL EVENT BONUS ARRANGEMENTS

         In addition to the special event bonus arrangement with Mr. Beaudrault described above, we have entered into a similar arrangement with three other executive officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         Our board of directors does not presently have a Compensation Committee. Decisions regarding the compensation of executive officers are being made by our Board of Directors. Accordingly, Mario Sbarro, Anthony Sbarro and Joseph Sbarro, executive officers and employees, as well as directors, participated in deliberations of our board concerning executive officer compensation.

         Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman, a director of Sbarro, is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of approximately $26,000 for services rendered during our 2004 year.

         See Item 13, "Certain Relationships and Related Transactions" in this report, for information concerning related party transactions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
          MANAGEMENT
          ----------

         The following table sets forth certain information regarding the ownership of shares of our common stock as of March 31, 2005 by (1) holders known to us to beneficially own more than five percent of our outstanding common stock, (2) each of our directors, (3) the persons named in the summary compensation table in Item 11 of the report and (4) all of our directors and executive officers as a group. We understand that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

                                                                                   SHARES BENEFICIALLY OWNED
BENEFICIAL OWNER                                                                  NUMBER               PERCENT
----------------                                                                  ------               -------
Mario Sbarro (1).......................................................           1,524,730 (2)         21.5%
Anthony Sbarro (1).....................................................           1,233,800             17.5%
Joseph Sbarro (1)......................................................           1,756,022 (3)         24.8%
Trust of Carmela Sbarro (1)............................................           2,497,884 (4)         35.4%
All directors and executive officers as a group
    (13 persons)  .....................................................           7,038,382 (5)         99.6%

------------------

(1) The business address of these stockholders is 401 Broadhollow Road, Melville, New York 11747.

(2) Excludes the 2,497,884 shares held by the Trust of Carmela Sbarro, of which trust Mario Sbarro serves as a co-trustee and as to which shares Mr. Sbarro may be deemed a beneficial owner with shared voting and dispositive power.

(3) Excludes 25,946 shares beneficially owned by each of Mr. Sbarro's son and daughter.

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

(5) Includes 25,946 shares owned by the wife of an executive officer. The executive officer disclaims beneficial ownership of these shares.

No other executive officer included in the Summary Compensation Table in Item 11 or director beneficially owned any shares of our common stock as of March 31, 2005.


         We do not have any equity compensation plans, contracts or arrangements for employees or non-employees.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

         We were the sole tenant of an administrative office building which we leased from a partnership owned by Sbarro Enterprises, L.P., the limited partners of which are Mario Sbarro, our Chairman and a director, Joseph Sbarro, our Senior Vice President, Secretary and a director, Anthony Sbarro, our Vice Chairman, Treasurer and a director, and Carmela Sbarro, Vice President and a director. The annual rent paid was $100,000, $300,000 and $300,000 for 2004, 2003 and 2002, respectively. We were advised by a real estate broker that the rent to be paid by us was comparable to the rent that would have been charged by an unaffiliated third party. The lease was terminated upon the sale of the building by the partnership in April 2004.

         On April 5, 2001, we loaned $3.2 million to certain of our shareholders, including: Mario Sbarro, $1.1 million, Joseph Sbarro, $1.2 million and Anthony Sbarro, $0.9 million. The due dates of the related notes have been extended to April 6, 2007. The notes bear interest at the rate of 4.63% per annum, payable annually. As of January 2, 2005, the balance of these loans was $2.9 million.

         On December 28, 2001, we loaned $2.8 million to our shareholders, including: Mario Sbarro, $0.6 million, Joseph Sbarro, $0.7 million, Anthony
Sbarro, $0.5 million, and the Trust of Carmela Sbarro, $1.0 million. The due dates of the related notes have been extended to December 28, 2007. The notes bear interest at the rate of 2.48% per annum payable annually. As of January 2, 2005, the balance of these loans was $2.6 million.

         In March 2004, we loaned $40,000 to Gennaro A. Sbarro, then our Corporate Vice President and President of our Franchising and Licensing Division. The note was repaid in February 2005 including interest at 2.69% per annum. In connection with his resignation in 2004 we entered into a severance agreement providing for a lump sum payment of approximately $453,000.

         In June 2003, Anna Missano, the daughter of Joseph Sbarro, issued to us a note for approximately $90,000 for royalties due us for 2001 and 2000. The note is repayable at approximately $10,000 per year, including interest at 2.96% per annum, with a balloon payment due on June 30, 2010. The principal balance of the notes at January 2, 2005 was approximately $79,000.

         The interest rates charged on the foregoing related party loans included above approximate the Applicable Federal Rate (AFR) published by the Internal Revenue Service at the time of the loan. We recorded interest income from related parties was approximately $211,000, $223,000 and $221,000 in 2004, 2003 and 2002, respectively.

         Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman, a director of Sbarro, is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of approximately $26,000 for services rendered during 2004 and $0.3 million in both 2003 and 2002.

         Harold Kestenbaum, a member of our Board of Directors, assisted one of our other concepts in the preparation of its initial Uniform Franchise Offering Circular in 2002 for which the fee was $20,000.

         We and our other concepts have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro, for which we and our other concepts paid, in the aggregate, $480,000, $340,000 and $422,000 in 2004, 2003 and 2002, respectively.

         Companies owned by a son of Anthony Sbarro are parties to franchise agreements with us containing terms similar to those in agreements entered into by us with unrelated franchises. Royalties under these agreements in 2004, 2003 and 2002 were approximately $89,000, $90,000 and $92,000, respectively.

         As of July 2002, we sold the assets of a restaurant to a corporation owned by the brother-in-law of our Chairman of the Board for $88,900. The sales price resulted in a loss of approximately $64,000 that was included in the provision for restaurant closings. That corporation also entered into a franchise agreement with us. We received promissory notes for each of the purchase price and initial franchise fee that were payable over seven years and bore interest on the unpaid principal balances at 7% per annum. In addition in 2002, we subleased this location to that franchisee. Payments under the sublease were being made directly to the landlord by the franchisee. Interest payments received relating to the promissory notes was approximately $4,000 in 2003. No interest payments were received in 2004. Royalties paid under this arrangement were approximately $1,800 in 2004, $3,300 in 2003 and $6,800 in 2002.

         In March 2005, we re-purchased the assets of the restaurant from the corporation for $88,900. The remaining unpaid principal balance of the promissory notes were offset against the purchase price of the assets. The remaining balance under the promissory notes of approximately $22,000, and accrued but unpaid royalties of approximately $31,000 had been fully reserved in 2004.

         In 2002, a company in which Gennaro J. Sbarro, then our Corporate Vice President and President of our Casual and Fine Dining Division and the son of Joseph Sbarro, has a 50% interest (the other 50% is owned by an unaffiliated third party) entered into a sublease for $50,000 greater than rent or other charges due under the lease. Rent and other charges due under the lease are paid directly to the landlord. Payment under the sublease are due to us. Rent of approximately $23,000 was included in the 2004 results of operations. To reimburse Sbarro for equipment costs, the Company owned by Mr. Sbarro, issued a non-interest bearing note in our favor for approximately $55,000, that is repayable in eighteen equal monthly installments of approximately $3,000 which commenced in November 2002. The principal balance on the note as of January 2, 2005 was approximately $16,000. As of October 31, 2003, Mr. Sbarro resigned from his positions with us and a corporation owned by Mr. Sbarro entered into an eighteen month agreement with us to provide consulting services to our quick service and casual dining division for approximately $23,000 per month and the reimbursement for customary and usual expenses that may be incurred by that corporation in the performance of its services.

         In October 2003, we sold the assets of three underperforming Sbarro-owned restaurants that we proposed to close to entities owned separately by each of three other of Anthony Sbarro's sons, each of which entered into a franchise agreement with us. Two of the locations, which had no remaining book value, were transferred for no consideration while the third was sold for $0.3 million that was paid in full, and resulted in a gain to Sbarro of approximately $0.1 million. In connection with the sale of the locations, the employment of these individuals with Sbarro was terminated and we included a charge for their total severance pay of approximately $60,000 in our results of operations for 2003. The franchise agreements provide for the payment of 5% of the location's sales as a continuing franchise fee but did not provide for any initial franchise fee. We have waived continuing franchise fees through 2006. In addition, we subleased two of the locations to two of the franchisees. Payments under the subleases are being made directly to the landlord by the franchisees and they are not in default.

         In January 2004, one of Mario Sbarro's daughters, resigned from her position as Manager of Administration - Construction. A corporation owned by her entered into a one year agreement to provide consulting services related to construction matters to us for a series of monthly payments totaling $100,000. In addition, that corporation provided consulting services related to construction matters for our steakhouse joint venture of $18,900 in 2004.

         In February 2005, a joint venture in which we have a 70% interest sold the assets of one of our other joint venture restaurants to a company owned by Gennaro A. Sbarro our then Corporate Vice President and President of our Franchising and Licensing Division and the son of Mario Sbarro, for approximately $900,000 (which approximated fair value) resulting in a loss of approximately $284,000. The Company received $300,000 in cash and promissory notes of $600,000. The promissory notes are payable monthly in 72 equal monthly installments in the amount of $8,333 including interest at 5% per annum with a balloon payment of $111,375 at maturity. The joint venture also sold the inventory of the restaurant for approximately $67,000 with $50,000 paid at closing and the remainder of $17,000 payable in four equal monthly installments from March 2005 to June 2005. The company owned by Mr. Sbarro entered into a sublease, which we guarantee and a Security Agreement to secure the obligations under the promissory notes. The sublease and Security Agreement are intended to enable Sbarro to recapture the business in the event of an uncured default.

         Compensation of related parties includes salary, taxable benefits and accrued bonus. Salaries for 2004 include one additional week of salary due to our 53 week year in 2004. Compensation is as follows:

          o Mario Sbarro was our Chairman of the Board in 2004 and Chairman of the Board, President and Chief Executive Officer in 2003 and 2002. His compensation was approximately $884,000 in 2004, $700,000 in 2003 and $920,000 in 2002.

          o Anthony Sbarro was our Vice Chairman of the Board and Treasurer in 2004, 2003 and 2002. His compensation was approximately $582,000 in 2004, $400,000 in 2003 and $545,000 in 2002.

          o    Joseph  Sbarro  was  our  Senior  Executive  Vice  President  and
               Secretary in 2004, 2003 and 2002. His compensation was approximately $585,000 in 2004, $400,000 in 2003 and $575,000 in
               2002.

         In addition to the compensation of Mario, Anthony, and Joseph Sbarro:

          o Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of Sbarro and serves as Vice President and a director, received $100,000 from us for services rendered in 2004, 2003 and 2002.

          o Other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro who are our employees were paid an aggregate of approximately $860,000, $1,344,000 and $1,565,000 during 2004,
               2003 and 2002, respectively.

         The company has a 40% equity interest in Boulder Creek Steakhouse and provided administrative services for $165,000, $172,000 and $148,000 in 2004, 2003 and 2002, respectively.

          TAX PAYMENT AGREEMENT

          We are taxed under the provisions of Subchapter S of the Internal Revenue Code, and, where applicable and permitted, under similar state and local income tax provisions. Therefore, we do not pay federal or, with certain limited exceptions, state and local income taxes for periods for which we are treated as a Subchapter S corporation ("S corporation"). Rather, our shareholders include their pro-rata share of our taxable income on their individual income tax returns and thus are required to pay taxes on their respective share of our taxable income, whether or not it is distributed to them.

          In connection with our going private transaction in 1999 and the related financing, we entered into a tax payment agreement with our shareholders. The tax payment agreement permits us to make periodic tax distributions to our shareholders in amounts determined under a formula designed to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and that income was taxed at the highest applicable federal and New York State marginal income tax rates. We may only make the tax distributions with respect to periods in which we are treated as an S corporation for income tax purposes. We made no distribution to our shareholders in accordance with the tax payment agreement with respect to 2004. However, in March 2004 we made distributions to our shareholders, in accordance with the tax payment agreement, of $0.7 million with respect to 2002 taxable income. Our shareholders taxable income is significantly higher and their taxable loss is significantly lower than the related book income or loss resulting from differences in the book and tax treatments of the provision for asset impairment and significant differences in book and tax depreciation.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------  --------------------------------------

Our principal accountants for each of the past two years has been BDO Seidman, LLP.

AUDIT FEES:

The aggregate audit fees billed for each of the last two years for professional services rendered by our principal accountants for the audit of our annual financial statements included in our report on Form 10-K and review of our quarterly financial statements included in our Reports on Form 10-Q were $150,000 and $116,000 in 2004 and 2003, respectively.

AUDIT-RELATED FEES:

The aggregate fees billed in each of our last two years for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements not included in Audit Fees were $12,500 in 2004 and $19,400 in 2003. The services included the audit of our 401K savings plan in 2004, an individual store location audit in 2004 and 2003 and consultation on various new accounting pronouncements and their impact on us in 2003 and 2004.

TAX FEES:

The aggregate fees billed in each of the last two years for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning were $59,000 and $64,550 in 2004 and 2003, respectively. These services included, in each year reported, a review of our corporate income and franchise tax returns, tax planning advice related to our tax returns and those of our shareholders and tax advice relating to contemplated corporate transactions.

ALL OTHER FEES:

Other than the fees described above, we have not incurred any fees for any services rendered by our principal accounting firm.

PRE-APPROVAL POLICIES AND PROCEDURES:

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

                                     PART IV
                                     -------


ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
--------   ------------------------------------------

(a)      Consolidated Financial Statements

         The following consolidated financial statements of Sbarro, Inc. and the Report of Independent Auditors thereon are included in Item 8 above:





Report of Independent Registered Public Accounting Firm                       39


Consolidated Balance Sheets as of January 2, 2005 and December 28, 2003       40


Consolidated Statements of Operations for the years                           42
    ended January 2, 2005, December 28, 2003 and December 29, 2002


Consolidated Statements of Shareholders' Equity (as restated) for the         43
    years  ended January 2, 2005, December 28, 2003 and December 29, 2002


Consolidated Statements of Cash Flows for  the years                          44
    ended January 2, 2005, December 28, 2003 and December 29, 2002


Notes to Consolidated Financial Statements                                    46

(b)      Exhibits:

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

            *+10.02 Form of Indemnification Agreement between Sbarro, Inc. and each of its directors and officers. (Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-8881)

            *10.04 Tax Payment Agreement dated as of September 28, 1999 among Sbarro, Inc., Mario Sbarro, Joseph Sbarro, Joseph Sbarro (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as Trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants (Exhibit 10.6 to our Registration Statement on Form S-4, File No. 333-90817)

            *10.05(a)   Distribution  Agreement  dated  January 1, 2003  between
                        Sbarro,   Inc.  and  Vistar  Corporation   (confidential
                        treatment has been granted with respect to certain portions of this agreement).(Exhibit 10.05 of our Annual
                        Report on Form 10-K for the year ended December 29, 2002, File No. 333-90817).

            *10.05(b)   Letter  Agreement  dated January 1, 2003 between Sbarro,
                        Inc. and Vistar Corporation (confidential treatment has been granted with respect to certain portions of this letter agreement). (Exhibit 10.05 (b) of our Annual
                        Report on Form 10-K for the year ended December 28, 2004, File No. 333-908177.

            *+10.06 Employment agreement dated as of September 8, 2003 between Sbarro, Inc. and Michael O'Donnell. (Exhibit
                        99.01 to our Current Report on Form 8-K dated (date of earliest event reported) September 8, 2003, File No. 333-90817)

            +10.07 Letter agreement dated December 29, 2003 between Sbarro, Inc. and Peter J. Beaudrault regarding Mr. Beaudrault's employment with Sbarro.

            +10.08 Letter agreement dated December 23, 2003 between Sbarro, Inc. and Anthony J. Puglisi regarding Mr. Puglisi's employment with Sbarro.

            +10.09      Letter  dated  December  10, 2004 from  Sbarro,  Inc. to
                        Anthony  Missano  regarding   potential  "Special  Event
                        Bonus."

            +10.10 Letter dated December 10, 2004 from Sbarro, Inc. to Carmela Merendino regarding potential "Special Event Bonus."

            *+10.11 Corporate Office Employee Bonus Plan (Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) April 7, 2005, File No. 333-90817)

            *+10.12 Resolution regarding non-employee director compensation (Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) April 7, 2005, File No. 333-90817)

            12.01       Computation of ratio of earnings to fixed charges

            *14.01 Code of Ethics - For Executive Officers and Directors of Sbarro, Inc. (Exhibit 14.01 of our Annual Report on Form 10-K for the year ended December 28, 2004, File No. 333-90817)

            *21.01 List of subsidiaries. (Exhibit 21.01 to our Annual Report on Form 10-K for the year ended January 2, 2000, File No. 333-90817)

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





         The following  financial  statement schedule is filed as a part of this
Report:


              Report of Independent Registered Public Accounting Firm      S-1

              Valuation and Qualifying Accounts for 2004, 2003 and 2002    S-2



         All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

                                   UNDERTAKING

         We hereby undertake to furnish to the Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of long-term debt of us and our consolidated subsidiaries not filed with this Report. Those instruments have not been filed since none are, nor are being, registered under Section 12 of the Securities Exchange Act of 1934 and the total amount of securities authorized under any of those instruments does not exceed 10% of the total assets of us and our subsidiaries on a consolidated basis.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 22, 2005.

                                    SBARRO, INC.


                                    By:  /s/ Mario Sbarro
                                         ---------------------------------------
                                         Mario Sbarro, Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                         DATE
---------                       -----                         ----


/s/  Peter Beaudrault           President and Chief           April 22, 2005
--------------------------      Executive Officer
Peter Beaudrault                Principal Executive Officer




/s/  Anthony Puglisi            Vice President,               April 22, 2005
--------------------------      Chief Financial Officer
Anthony Puglisi                 And Principal Accounting
                                Officer




/s/  Mario Sbarro               Director                      April 22, 2005
--------------------------
Mario Sbarro



/s/  Joseph Sbarro              Director                      April 22, 2005
--------------------------
Joseph Sbarro

/s/  Anthony Sbarro             Director                      April 22, 2005
--------------------------
Anthony Sbarro


/s/  Harold Kestenbaum          Director                      April 22, 2005
--------------------------
Harold L. Kestenbaum



/s/  Richard A. Mandell         Director                      April 22, 2005
--------------------------
Richard A. Mandell



/s/  Michael O'Donnell          Director                      April 22, 2005
--------------------------
Michael O'Donnell



/s/  Carmela Sbarro             Director                      April 22, 2005
--------------------------
Carmela Sbarro




/s/  Terry Vince                Director                      April 22, 2005
--------------------------
Terry Vince



/s/  Bernard Zimmerman          Director                      April 22, 2005
--------------------------
Bernard Zimmerman

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


Board of Directors and Shareholders
Sbarro, Inc.
Melville, New York



The audits referred to in our report dated March 7, 2005 relating to the consolidated financial statements of Sbarro, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audits of the accompanying financial statement schedule for the years ended January 2, 2005, December 28, 2003 and December 29, 2002. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP

Melville, New York
March 7, 2005

                          SBARRO, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                            FOR THE THREE YEARS ENDED



                                        Balance         Charged
                                          at               to          Charged to                        Balance at
                                       Beginning       Costs and         Other                             End of
Description                            of Period        Expenses      Accounts(5)    Deductions            Period
-----------                            ---------        --------      -----------    ----------            ------

January 2, 2005
---------------

Allowance for doubtful
  accounts receivable                      $488             $222                            $279(1)            $431
                                         ======           ======             ===          ======             ======

Provision for store closings               $987             $815           $(889)           $851(2)             $62
                                         ======           ======             ===          ======             ======


December 28, 2003
-----------------

Allowance for doubtful
 accounts receivable                       $491             $435                             438(1)            $488
                                         ======           ======                          ======             ======

Provision for store closings             $1,452           $2,030           $(111)         $2,384(3)            $987
                                         ======           ======             ===          ======             ======

December 29, 2002
-----------------

Allowance for doubtful
  accounts receivable                      $175             $350                             $34(1)           $ 491
                                         ======           ======             ===          ======             ======

Provision for store closings             $1,467           $8,689             $42          $8,746(4)          $1,452
                                         ======           ======             ===          ======             ======

(1) Includes write off of uncollected accounts.

(2) Includes write off of property and equipment of $1,089, payments to landlords and others for closed locations of $181 offset by proceeds received upon sale of equipment $419.

(3) Includes write off of property and equipment of $2,474, payments to landlords and others for closed locations of $787 offset by proceeds received upon sale of equipment of $877.

(4) Includes write off of property and equipment of $7,413 and payments to landlord and others for closed locations of $1,333.

(5) Represents reclassifications to other accounts.

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

            *+10.02 Form of Indemnification Agreement between Sbarro, Inc. and each of its directors and officers. (Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-8881)

            *10.04 Tax Payment Agreement dated as of September 28, 1999 among Sbarro, Inc., Mario Sbarro, Joseph Sbarro, Joseph Sbarro (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as Trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants (Exhibit 10.6 to our Registration Statement on Form S-4, File No. 333-90817)

            *10.05(a)   Distribution  Agreement  dated  January 1, 2003  between
                        Sbarro,   Inc.  and  Vistar  Corporation   (confidential
                        treatment has been granted with respect to certain portions of this agreement).(Exhibit 10.05 of our Annual
                        Report on Form 10-K for the year ended December 29, 2002, File No. 333-90817).

            *10.05(b)   Letter  Agreement  dated January 1, 2003 between Sbarro,
                        Inc. and Vistar Corporation (confidential treatment has been granted with respect to certain portions of this letter agreement). (Exhibit 10.05 (b) of our Annual
                        Report on Form 10-K for the year ended December 28, 2004, File No. 333-908177.

            *+10.06 Employment agreement dated as of September 8, 2003 between Sbarro, Inc. and Michael O'Donnell. (Exhibit
                        99.01 to our Current Report on Form 8-K dated (date of earliest event reported) September 8, 2003, File No. 333-90817)

            +10.07 Letter agreement dated December 29, 2003 between Sbarro, Inc. and Peter J. Beaudrault regarding Mr. Beaudrault's employment with Sbarro.

            +10.08 Letter agreement dated December 23, 2003 between Sbarro, Inc. and Anthony J. Puglisi regarding Mr. Puglisi's employment with Sbarro.

            +10.09      Letter  dated  December  10, 2004 from  Sbarro,  Inc. to
                        Anthony  Missano  regarding   potential  "Special  Event
                        Bonus."

            +10.10 Letter dated December 10, 2004 from Sbarro, Inc. to Carmela Merendino regarding potential "Special Event Bonus."

            *+10.11 Corporate Office Employee Bonus Plan (Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) April 7, 2005, File No. 333-90817)

            *+10.12 Resolution regarding non-employee director compensation (Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) April 7, 2005, File No. 333-90817)

            12.01       Computation of ratio of earnings to fixed charges

            *14.01 Code of Ethics - For Executive Officers and Directors of Sbarro, Inc. (Exhibit 14.01 of our Annual Report on Form 10-K for the year ended December 28, 2004, File No. 333-90817).

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

----------------------
* Incorporated by reference to the document indicated.
+ Management contract or compensatory plan.