Form 10-Q
period 2005-04-24
SBARRO INC
filed 2005-06-08
CIK 766004

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended April 24, 2005            Commission file number 333-90817


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

*Yes      X                No
    --------------           ---------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                        No       X
    --------------           ---------------

The number of shares of Common Stock of the registrant outstanding as of June 4, 2005 was 7,064,328.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

*This form 10-Q is voluntarily submitted pursuant to a requirement contained in the indenture governing Sbarro, Inc.'s Senior Notes due 2009.

                                   SBARRO, INC

                                 FORM 10-Q INDEX
                                 ---------------


PART I.      FINANCIAL INFORMATION                                         PAGES


Consolidated Financial Statements:

   Balance Sheets - April 24, 2005 (unaudited) and January 2, 2005...........3-4

   Statements of Operations (unaudited) - Sixteen Weeks ended
       April 24, 2005 and April 18, 2004.......................................5

   Statements of Cash Flows (unaudited) - Sixteen Weeks ended
       April 24, 2005 and April 18, 2004.....................................6-7

   Notes to Unaudited Consolidated Financial Statements.....................8-22

Management's Discussion and Analysis of Financial Condition
       and Results of Operations...........................................23-31

Qualitative and Quantitative Disclosures of Market Risk.......................32

Controls and Procedures....................................................32-33

PART II.     OTHER INFORMATION................................................34

Part I - Financial Information

Item 1.  Consolidated Financial Statements


                                          SBARRO, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                      ASSETS


                                                                                      (In thousands)
                                                                       April 24, 2005            January 2, 2005
                                                                       --------------            ---------------
                                                                         (unaudited)
Current assets:

     Cash and cash equivalents                                           $ 51,043                  $ 63,000
     Receivables, net of allowance for doubtful
        accounts of $431 at April 24, 2005 and
        January 2, 2005:
           Franchise                                                        1,971                     1,846
           Other                                                            1,606                     1,680
                                                                         --------                  --------
                                                                            3,577                     3,526

      Inventories                                                           2,368                     2,809
      Prepaid expenses                                                      4,134                     3,877

     Current portion of loans receivable from
          shareholders and officers                                            --                        46
                                                                         --------                  --------
          Total current assets                                             61,122                    73,258

Property and equipment, net                                                83,962                    88,465
Trademarks                                                                195,916                   195,916
Goodwill                                                                    9,204                     9,204
Deferred financing costs, net                                               4,225                     4,521
Loans receivable from shareholders and officers,
      less current portion                                                  5,607                     5,602
Other assets                                                                8,266                     7,647
                                                                         --------                  --------
                                                                         $368,302                  $384,613
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

                                          SBARRO, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                   (CONTINUED)

                                        LIABILITIES & SHAREHOLDERS' EQUITY


                                                                            (In thousands except share data)
                                                                       April 24, 2005            January 2, 2005
                                                                       --------------            ---------------
                                                                         (unaudited)
Current liabilities:
     Accounts payable                                                    $  8,033                  $ 11,593
     Accrued expenses                                                      19,108                    20,748
     Accrued interest payable                                               2,787                     8,181
     Current portion of mortgage payable                                      188                       182
                                                                         --------                  --------
             Total current liabilities                                     30,116                    40,704

Deferred rent                                                              10,192                    10,226

Long-term debt, net of original issue
     discount                                                             268,401                   268,349

Commitments and Contingencies

Shareholders' equity:
     Preferred stock, $1 par value; authorized
          1,000,000 shares; none issued                                        --                        --
     Common stock, $.01 par value; authorized
          40,000,000 shares; issued and outstanding
          7,064,328 shares                                                     71                        71
     Additional paid-in capital                                                10                        10
     Retained earnings                                                     59,512                    65,253
                                                                         --------                  --------
     Total shareholders' equity                                            59,593                    65,334
                                                                         --------                  --------
                                                                         $368,302                  $384,613
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

                                          SBARRO, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                                             For the sixteen weeks ended
                                                                                    (In thousands)
                                                                       April 24, 2005            April 18, 2004
                                                                       --------------            --------------
Revenues:
     Restaurant sales                                                     $ 91,255                  $ 90,846
     Franchise related income                                                3,544                     3,404
     Real estate and other                                                   1,718                     1,961
                                                                          --------                  ---------
            Total revenues                                                  96,517                    96,211
                                                                          --------                  ---------

Costs and expenses:
     Cost of food and paper products                                        19,030                    20,009
     Payroll and other employee benefits                                    25,581                    26,147
     Other operating costs                                                  35,141                    33,807
     Depreciation and amortization                                           4,973                     4,984
     General and administrative costs                                        8,066                     8,126
     Asset impairment and restaurant closings                                  102                       175
                                                                          --------                  ---------
         Total costs and expenses                                           92,893                    93,248
                                                                          --------                  ---------

Operating income                                                             3,624                     2,963
                                                                          --------                  ---------

Other (expense) income:
      Interest expense                                                      (9,473)                   (9,477)
      Interest income                                                          365                       196
      Equity in net income of unconsolidated affiliates                         20                       398
                                                                          --------                  ---------
         Net other expense                                                  (9,088)                   (8,883)
                                                                          --------                  ---------
Loss before income taxes                                                    (5,464)                   (5,920)
Income taxes                                                                   277                       241
                                                                          --------                  ---------
Net loss                                                                  $ (5,741)                 $ (6,161)
                                                                          ========                  =========


                            See notes to unaudited consolidated financial statements.

                                          SBARRO, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)


                                                                                For the sixteen weeks ended
                                                                                     (In thousands)

                                                                             April 24, 2005        April 18, 2004
                                                                             --------------        --------------
Operating activities:
Net loss                                                                        $ (5,741)            $ (6,161)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                4,973                5,421
      Amortization of senior notes discount                                          117                  117
      Amortization of deferred financing costs                                       296                  296
      Asset impairment and restaurant closings                                       102                  175
      Increase in deferred rent, net                                                  33                   93
      Equity in net income of unconsolidated affiliates                              (20)                (398)
      Dividends received from unconsolidated affiliate                                --                  305

Changes in operating assets and liabilities:
      (Increase) decrease in receivables                                             (51)                 228
      (Increase) decrease in inventories                                             441                  (95)
       Increase in prepaid expenses                                                 (257)              (2,703)
      (Increase) decrease in other assets                                            (67)                  48
      Decrease in accounts payable and accrued expenses                           (5,324)              (4,962)
      Decrease in accrued interest payable                                        (5,394)              (5,394)
                                                                                ---------            ---------

Net cash used in operating activities                                            (10,892)             (13,030)
                                                                                ---------            ---------


                                   (Continued)

                                          SBARRO, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)


                                                                                  For the sixteen weeks ended
                                                                                         (In thousands)

                                                                             April 24, 2005        April 18, 2004
                                                                             --------------        --------------
Investing activities:

Purchases of property and equipment                                             $ (1,347)            $ (2,324)
Proceeds from sale of joint venture property and equipment                           300                   --
                                                                                ---------            ---------
Net cash used in investing activities                                             (1,047)              (2,324)
                                                                                ---------            ---------

Financing activities:

Mortgage principal repayments                                                        (59)                 (54)
Tax distributions                                                                     --                 (682)
Reduction in loans receivable from officers                                           41                  503
                                                                                ---------            ---------

         Net cash used in financing activities                                       (18)                (233)
                                                                                ---------            ---------

Decrease in cash and cash equivalents                                            (11,957)             (15,587)

Cash and cash equivalents at beginning of period                                  63,000               56,409
                                                                                ---------            ---------

Cash and cash equivalents at end of period                                      $ 51,043             $ 40,822
                                                                                =========            =========

Supplemental disclosure of cash flow
     information:

Cash paid for:
     Income taxes                                                               $     90             $    204
                                                                                =========            =========
     Interest                                                                   $ 14,503             $ 14,458
                                                                                =========            =========



                            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at April 24, 2005 and our consolidated results of operations and cash flows for the sixteen weeks ended April 24, 2005 and April 18, 2004 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the year ended January 2, 2005.

         Certain  items  in  the  financial   statements   presented  have  been
         reclassified to conform to the 2005 presentation.

2.       Recent accounting pronouncements:

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. We do not anticipate that SFAS No. 154 will have a material impact on our financial position or results of operations. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.

                          SBARRO, INC. AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (continued)


3.       Debt:

         Senior Notes:

         The $255 million of 11% senior notes issued in 1999 are due September 15, 2009. Interest is payable semi-annually on March 15 and September 15 of each year. Our payment obligations under the senior notes are jointly, severally, unconditionally and irrevocably guaranteed by all of Sbarro's current Restricted Subsidiaries (as defined in the indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries. The senior notes and the subsidiary guarantees are senior unsecured obligations of Sbarro and the guaranteeing subsidiaries, respectively, ranking equally in right of payment to all of our and their respective present and future senior debt, including amounts outstanding under the bank line of credit agreement discussed below. The indenture permits redemption of the senior notes at our option at varying redemption prices and requires us to offer to purchase senior notes in the event of a Change of Control and in connection with certain Asset Sales (each as defined).

         The indenture contains, various covenants that limit our ability to borrow funds, other than certain permitted indebtedness, to make "restricted payments" including, among other things, dividend payments, and to make investments in, among other things, unrestricted subsidiaries. The indenture for the senior notes permits us to make distributions to shareholders pursuant to a tax payment agreement between us and our shareholders that contains a formula that is designed to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and such income were taxed at the highest applicable federal and New York State marginal income tax rates.

         Among other covenants, the indenture requires that, in order for us to borrow, our consolidated interest ratio coverage (as defined in the indenture), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters must be at least 2.5 to 1. As of April 24, 2005, that ratio was 1.4 to 1. As a result, we are not presently able to borrow funds except for the specifically permitted indebtedness, including up to $75 million of revolving credit loans.

         In order to make restricted payments, that ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture. We refer to the amount that is available for us to make dividends and other restricted payments as the "restricted payment availability." We cannot make restricted payments (other than distributions pursuant to the tax payment agreement) until we increase the restricted payment availability by approximately $33.4 million, and then only to the extent of any excess over that amount.

                          SBARRO, INC. AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (continued)


         Line of Credit:

         In March 2004, we obtained an uncommitted line of credit to replace our former revolving credit facility. Under the line of credit, we currently have the ability, subject to bank approval, to borrow up to $3 million, including outstanding letters of credit. The line of credit contains no financial covenants or unused line fees. Interest applicable to the loans under the line of credit is at the bank's prime rate at the time of any borrowings. The line, which was to expire in May 2005, has been extended to July 15, 2005. There currently are $1.8 million of letters of credit outstanding. The Company is finalizing a new line of credit to replace the existing credit line. The new line is expected to be in place during the second quarter of 2005. While we expect to have this new line in place, there can be no assurances that we will complete the negotiations to finalize an agreement or further extend our existing line.

         Mortgage:

         In March 2000, one of our subsidiaries obtained a $16 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The outstanding principal balance of the loan as of April 24, 2005 was $15.3 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual debt service of at least 1.2 to 1.0.

         We were in compliance with all covenants in the indenture for the senior notes and our mortgage as of April 24, 2005.

                          SBARRO, INC. AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (continued)


4.       Litigation

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

         In May 2002, the landlord of a joint venture restaurant location closed during 2002 filed a complaint against us in the Supreme Court of New York for Westchester County alleging that we were obligated to it, pursuant to a Guaranty Agreement we executed, for all rent during the remaining lease based on an alleged breach of the lease by the tenant, a subsidiary of the Company. We believed that our guarantee was limited in amount while the landlord alleged that the guarantee covered all amounts that would become due during the remaining lease term. The court issued a ruling in November 2003 which limited our liability, which we estimated at $500,000 and included in our financial statements in 2003. The landlord appealed this decision. Given the uncertainty of the results of an appeal and liability we would have by reason of a reversal, we settled the matter for $800,000 in the first quarter of 2005.

                          SBARRO, INC. AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (continued)


5.       Guarantor and non-guarantor financial statements:

         Certain subsidiaries have guaranteed amounts outstanding under our senior notes and line of credit. Each of the guaranteeing subsidiaries is our direct or indirect wholly owned subsidiary and each has fully and unconditionally guaranteed the senior notes and the credit agreement on a joint and several basis.

         The following condensed consolidating financial information presents:

         (1) Condensed unaudited consolidating balance sheets as of April 24, 2005 and January 2, 2005 and unaudited statements of operations and cash flows for the quarters ended April 24, 2005 and April 18, 2004 of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

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



                                                SBARRO, INC. AND SUBSIDIARIES
                               Notes to Unaudited Consolidated Financial Statements (continued)


                                                 Consolidating Balance Sheet
                                                     As of April 24, 2005
                                                        (In thousands)
                                                         (Unaudited)
                                                            ASSETS

                                                               Guarantor        Nonguarantor                        Consolidated
                                                 Parent       Subsidiaries      Subsidiaries      Eliminations         Total
                                                 ------       ------------      ------------      ------------         -----
Current assets:
    Cash and cash equivalents                 $  46,357        $   3,565        $   1,121         $      --         $  51,043
    Receivables net of allowance for
    doubtful accounts of  $431
       Franchise                                  1,971               --               --                --             1,971
       Other                                        794              161              651                --             1,606
                                              ----------       ----------       ----------        ----------        ----------
                                                  2,765              161              651                --             3,577

    Inventories                                   1,057            1,239               72                --             2,368
    Prepaid expenses                              3,389              712               33                --             4,134
                                              ----------       ----------       ----------        ----------        ----------
        Total current assets                     53,568            5,677            1,877                --            61,122

Intercompany receivables                          2,165          444,115           (3,825)         (442,455)               --

Investment in subsidiaries                       67,570            1,944               --           (69,514)               --

Property and equipment, net                      32,026           48,837            3,099                --            83,962
Trademarks                                      195,916               --               --                --           195,916
Goodwill                                          9,204               --               --                --             9,204
Deferred financing costs, net                     4,041              184               --                --             4,225
Loans receivable from shareholders and            5,607               --               --                --             5,607
      officers

Other assets                                      6,573            1,671               22                --             8,266
                                              ----------       ----------       ----------        ----------        ----------
                                              $ 376,670        $ 502,428        $   1,173         $(511,969)        $ 368,302
                                              ==========       ==========       ==========        ==========        ==========


                                                SBARRO, INC. AND SUBSIDIARIES
                               Notes to Unaudited Consolidated Financial Statements (continued)


                                                 Consolidating Balance Sheet
                                                     As of April 24, 2005
                                               (In thousands except share data)
                                                         (Unaudited)
                                              LIABILITIES & SHAREHOLDERS EQUITY


                                                                   Guarantor       Nonguarantor                         Consolidated
                                                   Parent        Subsidiaries      Subsidiaries       Eliminations         Total
                                                   ------        ------------      ------------       ------------         -----
Current liabilities:
      Accounts payable                           $   7,404         $     113         $     516         $      --         $   8,033
      Accrued expenses                              15,315             2,606             1,187                --            19,108
      Accrued interest payable                       2,787                --                --                --             2,787
      Current portion of mortgage payable               --               188                --                --               188
                                                 ----------        ----------        ----------        ----------        ----------

            Total current liabilities               25,506             2,907             1,703                --            30,116
                                                 ----------        ----------        ----------        ----------        ----------

Intercompany payables                              442,372                83                --          (442,455)               --

Deferred rent                                        9,871                --               321                --            10,192
                                                 ----------        ----------        ----------        ----------        ----------

Long-term debt, net of original issue
      discount                                     253,323            15,078                --                --           268,401
                                                 ----------        ----------        ----------        ----------        ----------

Shareholders' equity (deficit):
    Preferred stock, $1 par value;
      authorized 1,000,000 shares;
      none issued                                       --                --                --                --                --
    Common stock, $.01 par value:
      authorized 40,000,000 shares;
      issued and outstanding 7,064,328
      shares                                            71                --                --                --                71
Additional paid-in capital                         (65,479)          133,671             3,018           (71,200)               10
Retained earnings (deficit) (1)                   (288,994)          350,689            (3,869)            1,686            59,512
                                                 ----------        ----------        ----------        ----------        ----------
                                                  (354,402)          484,360              (851)          (69,514)           59,593
                                                 ==========        ==========        ==========        ==========        ==========
                                                 $ 376,670         $ 502,428         $   1,173         $(511,969)        $ 368,302
                                                 ==========        ==========        ==========        ==========        ==========


(1) Retained earnings reflects a reclassification of our Umberto Mall restaurants from nonguarantor subsidiaries to parent.


                                                SBARRO, INC. AND SUBSIDIARIES
                               Notes to Unaudited Consolidated Financial Statements (continued)


                                                 Consolidating Balance Sheet
                                                    As of January 2, 2005
                                                        (In thousands)
                                                            ASSETS


                                                               Guarantor       Nonguarantor                         Consolidated
                                               Parent        Subsidiaries      Subsidiaries       Eliminations         Total
                                               ------        ------------      ------------       ------------         -----
Current assets:

    Cash and cash equivalents                $  57,150        $   4,680         $   1,170         $      --         $  63,000
    Receivables, net of allowance for
      doubtful accounts of $431
           Franchise                             1,846               --                --                --             1,846
           Other                                    53            1,053               574                --             1,680
                                             ----------       ----------        ----------        ----------        ----------
                                                 1,899            1,053               574                --             3,526

     Inventories                                 1,204            1,465               140                --             2,809
     Prepaid expenses                            4,020             (199)               56                --             3,877
     Current portion of loans receivable
       from shareholders and officers               46               --                --                --                46
                                             ----------       ----------        ----------        ----------        ----------
           Total current assets                 64,319            6,999             1,940                --            73,258

Intercompany receivables                           406          439,364            (1,875)         (437,895)               --

Investment in subsidiaries                      67,570            1,944                --           (69,514)               --

Property and equipment, net                     33,307           50,799             4,359                --            88,465
Trademarks, net                                195,916               --                --                --           195,916
Goodwill, net                                    9,204               --                --                --             9,204
Deferred financing costs, net                    4,326              195                --                --             4,521
Loans receivable from officers, less
    current portion                              5,602               --                --                --             5,602
Other assets                                     5,906            1,720                21                --             7,647
                                             ----------       ----------        ----------        ----------        ----------
                                             $ 386,556        $ 501,021         $   4,445         $(507,409)        $ 384,613
                                             ==========       ==========        ==========        ==========        ==========


                                                   SBARRO, INC. AND SUBSIDIARIES
                                 Notes to Unaudited Consolidated Financial Statements (continued)


                                                    Consolidating Balance Sheet
                                                       As of January 2, 2005
                                                 (In thousands except share data)
                                                LIABILITIES & SHAREHOLDERS' EQUITY


                                                                    Guarantor       Nonguarantor                       Consolidated
                                                      Parent       Subsidiaries     Subsidiaries      Eliminations         Total
                                                      ------       ------------     ------------      ------------         -----
Current liabilities:

  Accounts payable                                   $  10,877        $     190       $     526        $      --        $  11,593
  Accrued expenses                                      16,802            2,474           1,472               --           20,748
  Accrued interest payable                               8,181               --              --               --            8,181
  Current portion of mortgage payable                       --              182              --               --              182
                                                     ----------       ----------      ----------       ----------       ----------
    Total current liabilities                           35,860            2,846           1,998               --           40,704
                                                     ----------       ----------      ----------       ----------       ----------

Intercompany payables                                  437,895               --              --         (437,895)              --
                                                     ----------       ----------      ----------       ----------       ----------

Deferred rent                                            9,811               --             415               --           10,226
                                                     ----------       ----------      ----------       ----------       ----------

Long-term debt, net of original issue discount         253,207           15,142              --               --          268,349
                                                     ----------       ----------      ----------       ----------       ----------


Shareholders' equity (deficit):
  Preferred stock, $1 par value;
   authorized 1,000,000 shares; None issued
  Common stock, $.01 par value: authorized
   40,000,000 shares; issued and outstanding
   7,064,328 shares                                         71               --              --               --               71
  Additional paid-in capital                           (65,479)         133,671           3,018          (71,200)              10
  Retained earnings (deficit)                         (284,809)         349,362            (986)           1,686           65,253
                                                     ----------       ----------      ----------       ----------       ----------
                                                      (350,217)         483,033           2,032          (69,514)          65,334
                                                     ----------       ----------      ----------       ----------       ----------
                                                     $ 386,556        $ 501,021       $   4,445        $(507,409)       $ 384,613
                                                     ==========       ==========      ==========       ==========       ==========


                                                   SBARRO, INC. AND SUBSIDIARIES
                                 Notes to Unaudited Consolidated Financial Statements (continued)


                                               Consolidating Statement of Operations
                                            For the sixteen weeks ended April 24, 2005
                                                          (In thousands)
                                                            (Unaudited)


                                                             Guarantor         Nonguarantor                         Consolidated
                                             Parent        Subsidiaries        Subsidiaries       Eliminations         Total
                                             ------        ------------        ------------       ------------         -----
Revenues:

    Restaurant sales                        $ 39,695          $ 48,362          $  3,198          $     --          $ 91,255
    Franchise related income                   3,544                --                --                --             3,544
    Real estate and other                        514             1,188                16                --             1,718
    Intercompany charges                          20                --                --               (20)               --
                                            ---------         ---------         ---------         ---------         ---------

    Total revenues                            43,773            49,550             3,214               (20)           96,517
                                            ---------         ---------         ---------         ---------         ---------

Cost and expenses:

    Cost of food and paper products            7,448            10,643               939                --            19,030
    Payroll and other employee                10,929            13,424             1,228                --            25,581
    Other operating costs                     16,082            18,083               976                --            35,141
    Depreciation and amortization              2,302             2,472               199                --             4,973
    General and administrative                 4,800             3,056               210                --             8,066
    Asset impairment and restaurant
      closings                                   102                --                --                --               102
    Intercompany charges                          --                20                --               (20)               --
                                            ---------         ---------         ---------         ---------         ---------

    Total costs and expenses                  41,663            47,698             3,552               (20)           92,893
                                            ---------         ---------         ---------         ---------         ---------

Operating income (loss)                        2,110             1,852              (338)               --             3,624

Other (expense) income:
    Interest expense                          (9,032)             (441)               --                --            (9,473)
    Interest income                              365                --                --                --               365
    Equity in net income  of
      unconsolidated affiliates                   20                --                --                --                20
                                            ---------         ---------         ---------         ---------         ---------

    Net other expense                         (8,647)             (441)               --                --            (9,088)

Income (loss) before income taxes             (6,537)            1,411              (338)               --            (5,464)

Income taxes                                     193                84                --                --               277
                                            ---------         ---------         ---------         ---------         ---------

Net income (loss)                           $ (6,730)         $  1,327          $   (338)         $     --          $ (5,741)
                                            =========         =========         =========         =========         =========


                                                   SBARRO, INC. AND SUBSIDIARIES
                                 Notes to Unaudited Consolidated Financial Statements (continued)


                                               Consolidating Statement of Operations
                                            For the sixteen weeks ended April 18, 2004
                                                          (In thousands)
                                                            (Unaudited)


                                                                   Guarantor       Nonguarantor                       Consolidated
                                                 Parent          Subsidiaries      Subsidiaries     Eliminations         Total
                                                 ------          ------------      ------------     ------------         -----
Revenues:

    Restaurant sales                            $ 38,982          $ 47,512          $  4,352                --          $ 90,846
    Franchise related income                       3,404                --                --                --             3,404
    Real estate and other                          1,010               951                --                --             1,961
    Intercompany charges                           2,524                --                --          $ (2,524)               --
                                                ---------         ---------         ---------         ---------         ---------
       Total revenues                             45,920            48,463             4,352            (2,524)           96,211
                                                ---------         ---------         ---------         ---------         ---------

Cost and expenses:

    Cost of food and paper products                8,037            10,790             1,182                --            20,009
    Payroll and other employee benefits           10,447            14,203             1,497                --            26,147
    Other operating costs                         15,545            17,034             1,228                --            33,807
    Depreciation and amortization                  2,144             2,562               278                --             4,984
    General and administrative                     4,298             3,776                52                --             8,126
    Asset impairment and restaurant
      closings                                       175                --                --                --               175
    Intercompany charges                              --             2,524                --            (2,524)               --
                                                ---------         ---------         ---------         ---------         ---------

   Total costs and expenses                       40,646            50,889             4,237            (2,524)           93,248
                                                ---------         ---------         ---------         ---------         ---------

Operating (loss) income                            5,274            (2,426)              115                --             2,963

Other (expense) income:

      Interest expense                            (9,032)             (445)               --                --            (9,477)
      Interest income                                196                --                --                --               196
      Equity in net income of
        unconsolidated affiliates                    398                --                --                --               398
                                                ---------         ---------         ---------         ---------         ---------

      Net other expense                           (8,438)             (445)               --                --            (8,883)
                                                ---------         ---------         ---------         ---------         ---------

Income (Loss) before income taxes
  (credit)                                        (3,164)           (2,871)              115                --            (5,920)

Income taxes (credit)                                134               112                (5)               --               241
                                                ---------         ---------         ---------         ---------         ---------

Net income (loss)                               $ (3,298)           (2,983)         $    120                --          $ (6,161)
                                                =========         =========         =========         =========         =========


                                                   SBARRO, INC. AND SUBSIDIARIES
                                 Notes to Unaudited Consolidated Financial Statements (continued)


                                               Consolidating Statement of Cash Flows
                                            For the sixteen weeks ended April 24, 2005
                                                          (In thousands)
                                                            (Unaudited)


                                                                     Guarantor         Nonguarantor                    Consolidated
                                                      Parent       Subsidiaries        Subsidiaries   Eliminations         Total
                                                      ------       ------------        ------------   ------------         -----
Operating Activities:

Net (loss) income                                   $ (6,730)        $  1,327         $   (338)       $      --         $ (5,741)
Adjustments to reconcile net income (loss)
   to net cash, provided by (used in)
   operating activities:
  Depreciation and amortization                        2,301            2,472              200               --            4,973
  Amortization of deferred financing                     296               --               --               --              296
  Amortization of senior notes discount                  117               --               --               --              117
  Asset impairment and restaurant closings               102               --               --               --              102
  Increase (decrease) in deferred rent, net               60              (27)              --               --               33
  Equity in income of  unconsolidated
   affiliates                                            (20)              --               --               --              (20)

Changes in operating assets and liabilities:

  Decrease (increase) in receivables                    (866)             950              (78)             (57)             (51)
  Decrease in inventories                                147              226               68               --              441
  Decrease (increase) in prepaid expenses                631             (911)              23               --             (257)
  Decrease (increase) in other assets                   (103)              49               (1)             (12)             (67)
  (Decrease) increase in accounts payable
    and accrued expenses                              (5,084)              (2)            (295)              57           (5,324)
  Decrease in accrued interest
    payable                                           (5,394)              --               --               --           (5,394)
                                                    ---------        ---------        ---------        ---------        ---------

Net cash provided by (used in)
operating activities                                 (14,543)           4,084             (421)             (12)         (10,892)
                                                    ---------        ---------        ---------        ---------        ---------


                                                   SBARRO, INC. AND SUBSIDIARIES
                                 Notes to Unaudited Consolidated Financial Statements (continued)


                                               Consolidating Statement of Cash Flows
                                            For the sixteen weeks ended April 24, 2005
                                                          (In thousands)
                                                            (Unaudited)


                                                               Guarantor      Nonguarantor                       Consolidated
                                                 Parent       Subsidiaries    Subsidiaries      Eliminations         Total
                                                 ------       ------------    ------------      ------------         -----
Investing activities:
---------------------
Purchases of property and equipment               (619)            (635)             (93)              --           (1,347)
Proceeds from sale of joint venture
  property and equipment                           300               --               --               --              300
                                              ---------        ---------        ---------        ---------        ---------

Net cash used in investing activities             (319)            (635)             (93)              --           (1,047)
                                              ---------        ---------        ---------        ---------        ---------

Financing activities:
---------------------
Mortgage principal repayments                       --              (59)              --               --              (59)
Reduction in loans receivable from
  officers                                          41               --               --               --               41
Intercompany balances                            4,028           (4,505)             465               12               --
                                              ---------        ---------        ---------        ---------        ---------

Net cash (used in) provided by
  financing activities                           4,069           (4,564)             465               12              (18)
                                              ---------        ---------        ---------        ---------        ---------

Decrease in cash and cash equivalents          (10,793)          (1,115)             (49)              --          (11,957)

Cash and cash equivalents at beginning
  of period                                     57,150            4,680            1,170               --           63,000
                                              ---------        ---------        ---------        ---------        ---------

Cash and cash equivalents at end of
  period                                      $ 46,357         $  3,565         $  1,121         $     --         $ 51,043
                                              =========        =========        =========        =========        =========

Supplemental disclosure of cash flow
  information:

Cash paid  for:

Income taxes                                  $      8         $     82         $     --         $     --         $     90
                                              ---------        ---------        ---------        ---------        ---------
Interest                                        14,063         $    440         $     --         $     --         $ 14,503
                                              =========        =========        =========        =========        =========


                                                   SBARRO, INC. AND SUBSIDIARIES
                                 Notes to Unaudited Consolidated Financial Statements (continued)


                                               Consolidating Statement of Cash Flows
                                            For the sixteen weeks ended April 18, 2004
                                                          (In thousands)
                                                            (Unaudited)


                                                                     Guarantor        Nonguarantor                      Consolidated
                                                     Parent        Subsidiaries       Subsidiaries     Eliminations         Total
                                                     ------        ------------       ------------     ------------         -----
Operating Activities:

Net (loss) income                                   $ (3,298)        $ (2,983)        $    120         $     --         $ (6,161)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities
  Depreciation and amortization                        2,244            2,900              277               --            5,421
  Amortization of senior notes discount                  117               --               --               --              117
  Amortization of deferred financing                     296               --               --               --              296
  Asset impairment and restaurant
    closings                                             175               --               --               --              175
  Increase in deferred rent, net                          89                3                1               --               93
  Equity in net income of unconsolidated
    affiliates                                          (398)              --               --               --             (398)
  Dividends received from unconsolidated
    affiliates                                           305               --               --               --              305

Changes in operating assets and liabilities:
  Decrease (increase) in receivables                     229             (104)             103               --              228
  Decrease (increase) in inventories                     (16)             (84)               5               --              (95)
  Increase in prepaid expenses                        (1,524)          (1,178)              (1)              --           (2,703)
  Decrease (increase) in other assets                   (919)              17              202              748               48
  Decrease in accounts payable and accrued
    expenses                                          (3,977)             (82)            (155)            (748)          (4,962)
  Decrease in accrued interest payable                (5,394)              --               --               --           (5,394)
                                                    ---------        ---------        ---------        ---------        ---------

 Net cash provided by (used in) operating
    activities                                       (12,071)          (1,511)             552               --          (13,030)
                                                    ---------        ---------        ---------        ---------        ---------


                                                   SBARRO, INC. AND SUBSIDIARIES
                                 Notes to Unaudited Consolidated Financial Statements (continued)


                                               Consolidating Statement of Cash Flows
                                            For the sixteen weeks ended April 18, 2004
                                                          (In thousands)
                                                            (Unaudited)


                                                              Guarantor         Nonguarantor                     Consolidated
                                               Parent        Subsidiaries       Subsidiaries    Eliminations        Total
                                               ------        ------------       ------------    ------------        -----
Investing activities:
---------------------
Purchase of property and equipment           $ (1,031)        $ (1,252)        $    (41)        $        --        $ (2,324)
                                             ---------        ---------        ---------        ------------       ---------

Net cash used in investing activities          (1,031)          (1,252)             (41)                 --          (2,324)
                                             ---------        ---------        ---------        ------------       ---------

Financing activities:
---------------------
Mortgage principal repayments                      --              (54)              --                  --             (54)
Tax distribution                                 (682)              --               --                  --            (682)
Reduction in loans receivable from
  officers                                        503               --               --                  --             503
Intercompany balances                            (596)             916             (320)                 --              --
                                             ---------        ---------        ---------        ------------       ---------
Net cash (used in) provided by
   financing activities                          (775)             862             (320)                 --            (233)
                                             ---------        ---------        ---------        ------------       ---------

Increase (decrease) in cash and
  cash equivalents                            (13,877)          (1,901)             191                  --         (15,587)
                                             ---------        ---------        ---------        ------------       ---------

Cash and cash equivalents at
  beginning of period                          49,515            5,595            1,299                  --          56,409
                                             ---------        ---------        ---------        ------------       ---------

Cash and cash equivalents at
  end of period                              $ 35,638         $  3,694         $  1,490                  --        $ 40,822
                                             =========        =========        =========        ============       =========

Supplemental disclosure of cash flow
  information:
Cash paid  for:
Income taxes                                 $    106         $     95         $      3         $        --        $    204
                                             =========        =========        =========        ============       =========
Interest                                     $ 14,025              433         $     --                  --        $ 14,458
                                             =========        =========        =========        ============       =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other data and information appearing elsewhere in this report.

Results of Operations
---------------------

We are a leading owner, operator and franchisor of Quick Service Restaurants ("QSR"), serving a wide variety of Italian specialty foods. We also operate, in certain cases with joint venture partners, a number of other restaurant concepts.

The following table summarizes the number of Sbarro owned, franchised and other concept restaurants in operation during each indicated period:

                                               16 Weeks          16 Weeks
                                                 Ended             Ended
                                                04/24/05         04/18/04 (1)
                                                --------         ------------

Company-owned Sbarro
restaurants:
 Open at beginning of period                       511               533
 Opened during period                                1                 2
 Sold to franchisees
     during period                                  --                (2)

 Closed during period                              (15)              (22)
                                                  -----             -----
 Open at end of period                             497               511
                                                  -----             -----

Franchised Sbarro restaurants:

 Open at beginning of period                       416               364
 Opened during period                               16                32
 Acquired from Sbarro during
   period                                           --                 2

 Closed or terminated during period                 --                (5)
                                                  -----             -----
 Open at end of period                             432               393
                                                  -----             -----

Other concepts:
 Open at beginning of period                        22                27
 Opened during period                                3                --
 Closed during period                               --                (3)
                                                  -----             -----
 Open at end of period                              25                24
                                                  -----             -----

All restaurants:
 Open at beginning of period                       949               924
 Opened during period                               20                34
 Closed or terminated during period                (15)              (30)
                                                  -----             -----
 Open at end of period                             954               928
 ---------------------                            =====             =====
(1) The table above reflects a reclassification of our Umberto mall restaurants from other concepts to company-owned Sbarro restaurants for the sixteen weeks ended April 18, 2004.

Executive Overview

Sales increased in the first quarter of 2005 compared to the first quarter of 2004. Mall traffic has increased as retailers, particularly high end mall based retailers, are serving more customers. In addition, since 2004, we re-energized our QSR operations while continuing to provide a quality product coupled with quality service. We believe our strategy resulted in the significant improvement of our operating results, including higher sales and earnings. Selective price increases, improvements in operational controls and upgraded store management at all levels produced increased sales and improved earnings in the first quarter of 2005.

We have developed a new concept, Carmela's of Brooklyn, which opened its first restaurant in February 2005. Carmela's of Brooklyn is expected to operate outside of our traditional mall, hospitality and airport venues. We believe that the continuing development of this and other concepts, along with a combination of our re-energized QSR restaurants and continued growth in our franchise based business, should lead to continued improvements in both revenues and profits.

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

Goodwill and Other Intangible Assets

Due to the seasonality of our business, until we determine the results of operations for our fourth quarter, we are not able to perform our annual test for impairment on our goodwill and intangible assets with indefinite lives as required by SFAS No. 142, "Goodwill and Other Intangible Assets," and fully evaluate the impairment of long-lived assets as required by SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Any required adjustments are recorded at that time unless impairment factors become evident.

Relevant Financial Information

                                                                        Sixteen weeks ended
                                                          -------------------------------------------------
                                                              April 25, 2005           April 18, 2004
                                                          -------------------------------------------------
                                                                       (dollars in millions)

Comparable Sbarro-owned QSR sales (1)                          $  86.3                    $  85.8
Sbarro-owned QSR sales percentage change vs. prior
 comparable period (1)                                             2.2%                       6.6%
Franchise location sales                                       $  78.8                    $  71.9
Franchise revenues                                             $   3.5                    $   3.4
Cost of food and paper products as a percentage                   20.9%                      22.0%
 of restaurant sales
Payroll and other benefits as a percentage of                     28.0%                      28.8%
 restaurant sales
Other operating expenses as a percentage of                       38.5%                      37.2%
 restaurant sales
General and administrative costs as a percentage                   8.4%                       8.4%
 of revenues
Asset impairment, and restaurant closings                      $   0.1                    $   0.2
EBITDA (2)                                                     $   8.6                    $   8.3

----------

     (1) Comparable Sbarro-owned QSR sales dollar and annual percentage changes are based on locations that were in operation on a continuing basis for all of each period presented. Comparable Sbarro-owned QSR sales for the 16 weeks of 2004 included the week between Christmas and New Year's, a traditionally high traffic week, while the 16 weeks of 2005 did not include that high traffic week (negatively impacting sales by $1.9 million). The percentage change vs. prior comparable period adjusted for this unusual week would have been 4.5% for the first quarter of 2005.

     (2) Our consolidated EBITDA for the sixteen weeks ended April 24, 2005 was $8.6 million compared to $8.3 million for the sixteen weeks ended April 18, 2004. EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles ("GAAP") or as a measure of a company's profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our senior notes in that EBITDA is one of the factors in the calculations used to determine our compliance with the ratios in the indenture under which our senior notes are issued. We also internally use EBITDA to determine whether to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our cash investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities. The following table reconciles EBITDA to our net loss for the sixteen week periods presented, which we believe is the most direct comparable GAAP financial measure to EBITDA (in thousands):

                                                      Sixteen Weeks Ended
                                              April 24, 2005    April 18, 2004
                                              --------------    --------------

              EBITDA                            $  8,617           $ 8,345
              Interest expense                    (9,473)           (9,477)
              Interest income                        365               196
              Income taxes                          (277)             (241)
              Depreciation and amortization       (4,973)           (4,984)
                                                ---------         ---------
              Net loss                          $ (5,741)          $(6,161)
                                                =========         =========

Sales by QSR and consolidated other concept restaurants increased 0.5% to $91.3 million for the sixteen weeks ended April 24, 2005 from $90.8 million for the sixteen weeks ended April 18, 2004. The increase in sales for the first quarter of 2005 includes $1.0 million (1%) of higher restaurant sales in our QSR restaurants. The 16 weeks of 2004 included a week between Christmas and New Year's, a traditionally high traffic week, while the 16 weeks of 2005 did not include that high traffic week (negatively impacting sales by $1.9 million). Sales increased 1% after absorbing this unusual start. Restaurant sales of our consolidated other concepts were slightly down for the quarter. We believe that improved economic conditions in the United States, improvement in our operational controls and upgraded field and store management, combined with selective price increases, accounted for the improvements.

Franchise related income increased slightly to $3.5 million for the first quarter of 2005 from $3.4 million in the first quarter of 2004. The increase was attributed to additional locations opened during the last year (net of closed locations) and a slight increase in comparable sales.

Cost of food and paper products as a percentage of restaurant sales improved by 1.1% to 20.9% for the sixteen weeks ended April 24, 2005 from 22.0% for the sixteen weeks ended April 18, 2004. The cost of cheese in the first quarter of 2005 averaged approximately $1.75 per pound compared to an average of approximately $1.82 per pound for the first quarter of 2004. This $.07 per pound improvement in cheese cost accounted for $0.2 million or 0.2 of the percentage point improvement. Improved operational controls, combined with selective price increases implemented in 2004 contributed to the improvement in our cost of sales as a percentage of restaurant sales.

Payroll and other employee benefits as a percentage of restaurant sales, improved to 28.0% in the first quarter of 2005 from 28.8% in the first quarter of 2004. The improvement was primarily a result of the improved sales resulting from increased mall traffic and selective price increases taken in 2004.

Other operating costs increased by $1.3 million in the first quarter of 2005 and as a percentage of restaurant sales increased to 38.5% from 37.2% in the first quarter of 2004. The increase was primarily related to an increase in restaurant management bonuses of approximately $0.9 million resulting from improved profits, and an increase in occupancy and other costs.

Interest expense of $9.5 million for both the first quarter of 2005 and 2004 relates primarily to the 11%, $255 million senior notes we issued to finance our going private transaction and the 8.4%, $16 million mortgage loan on our corporate headquarters.

Equity in the net income of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. Our equity in the overall profits of those concepts decreased by $0.4 million in the first quarter of 2005 from the first quarter of 2004 as a result of a decline in traffic in our steakhouse joint venture. There is currently one steakhouse under construction which is expected to be completed during the second quarter of 2005. We do not have any further expansion plans for this venture.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense was $0.3 million and $0.2 million for the first quarter of 2005 and 2004, respectively. The expense in each period was for taxes owed by us to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income and for taxes withheld at the source of payment on foreign franchise income related payments.

Liquidity and Capital Resources

Cash Requirements

Our liquidity requirements relate to debt service, capital expenditures, working capital, investments in other ventures, distributions to shareholders when permitted under the indenture for the senior notes and to repay any borrowings we may make under our line of credit agreement and general corporate purposes. We incur annual cash interest expense of approximately $29 million under the senior notes and mortgage loan and may incur additional interest expense for borrowings under our line of credit. We are not required to make principal payments, absent the occurrence of certain events, on our senior notes until they mature in September 2009. We believe that aggregate restaurant capital expenditures and our investments in joint ventures during 2005 will approximate $14 million.

We expect our primary sources of liquidity to meet current requirements will be cash flow from operations. Our $3.0 million line of credit which was to expire in May 2005 and has been extended to July 15, 2005 is uncommitted. Therefore, our lender could refuse to lend to us at any time. We do not presently expect to borrow under our line of credit except for required letters of credit. The maximum amount available of our line of credit, after giving effect to outstanding letters of credit, was $1.2 million at April 24, 2005. The Company is finalizing a new line of credit to replace the existing credit line. The new line should be in place in the second quarter of 2005. While we expect to have this new line in place, there can be no assurances that we will complete the negotiations to finalize an agreement or further extend our existing line.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements with respect to both our and other concepts (both those in which we have a majority or minority interest) do not materially differ from the information disclosed in Part II,
Item 7 of our Annual Report on Form 10-K for the year ended January 2, 2005.

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital as at the end of the first quarters of 2005 and 2004, respectively and the sources and uses of our cash flows during the first quarters of each of the respective years:

                                                       Sixteen Weeks Ended
                                                       -------------------
                                                April 24, 2005    April 18, 2004
                                                --------------    --------------
                                                          (in millions)

   Liquidity at the end of period
   ------------------------------
   Cash and cash equivalents                        $ 51.0           $ 40.8
   Working capital                                    31.0             25.6

   Net cash flows for the period
   -----------------------------
   Used in operating activities                      (10.9)           (13.1)
   Used in investing activities                       (1.1)            (2.3)
   Used in financing activities                         --             (0.2)
                                                    -------          --------
   Net decrease in cash                             $(12.0)          $(15.6)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations.

Net cash used in operating activities was $10.9 million for the sixteen weeks ended April 24, 2005 compared to $13.1 million used during the sixteen weeks ended April 18, 2004. The decrease in net cash used in operating activities is primarily related to the change in prepaid expenses resulting from the timing of our insurance payments.

Net cash used in investing activities has historically been primarily for capital expenditures. Net cash used in investing activities decreased by $1.2 million to $1.1 million for the sixteen weeks ended April 24, 2005 from $2.3 million for the sixteen weeks ended April 18, 2004 primarily due to the sale of joint venture property and equipment.

Critical Accounting Policies and Judgments

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Accounting policies often require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the sixteen weeks ended April 24, 2005, there were no material changes in our accounting policies discussed under the heading "Critical Accounting Policies and Judgments" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 whose application may have the most significant effect on our reported results of operations or financial position and that require judgments estimates and assumptions by management that can affect their application from the matters.

Certain Relationships and Transactions

During the first quarter of 2005, there were no changes in related party transactions discussed under the heading "Certain Relationships and Related Transactions" in Part II, Item 13 of our Annual Report on Form 10-K for the year ended January 2, 2005.

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

All of our transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, reducing the risks in the changes in the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of l934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, our Chief
Executive Officer and Chief Financial Officer, have concluded that the disclosure controls and procedures are not effective for the reasons specified below.

In connection with our 2004 year ended closing process and the delay in the filing of our Form 10-K for that year, we identified two issues which we are in the process of (but have not as yet completed) rectifying:

         o We had insufficient staffing in the accounting and reporting function and certain changes in management and accounting personnel during the course of the audit of our fiscal 2004 financial statements which strained our existing resources. We have been addressing the issue of upgrading our finance, accounting and internal control functions since prior to the commencement of the audit to add personnel of skills and training that will not only enable us to accelerate the audit closing function but also will expand the numbers of members of our staff with knowledge of technical accounting literature. As reported in our Report on Form 10-K for the year ended January 2, 2005, we had changed certain senior accounting personnel and added a director of compliance. In addition, just prior to the filing of our Report on Form 10-K, we hired a senior accountant. Since the filing of our Report on Form 10-K, we have hired two additional senior accountants (one of whom is replacing a senior accountant who recently resigned), and are seeking an additional senior accountant. We will continue to review whether we need additional accounting personnel.

         o Our existing accounting resources were further strained by our need to analyze the impact of the views of the Staff of the Securities and Exchange Commission set forth in a letter dated February 7, 2005 from the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the American Institute of Public Accountants concerning the accounting for operating leases, which has effected many companies, especially restaurant companies, with significant leases. We are in the process of evaluating computer software programs that can provide the requisite lease analysis in the future and are also in the process of providing training to all present and future staff accountants to ensure, on a prospective basis, the proper accounting, reporting, documentation and application of SFAS No. 13, "Accounting for Leases" and FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases."

Internal Control Over Financial Reporting:

Except as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since the fourth quarter of 2004 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal proceedings

         In May 2002, the landlord of a joint venture restaurant location closed during 2002 filed a complaint against us in the Supreme Court of New York for Westchester County alleging that we were obligated to it, pursuant to a Guaranty Agreement we executed, for all rent during the remaining lease based on an alleged breach of the lease by the tenant, a subsidiary of the Company. We believed that our guarantee was limited in amount while the landlord alleged that the guarantee covered all amounts that would become due during the remaining lease term. The court issued a ruling in November 2003 which limited our liability, which we estimated at $500,000 and included in our financial statements in 2003. The landlord appealed this decision. Given the uncertainty of the results of an appeal and liability we would have by reason of a reversal, we settled the matter for $800,000 in the first quarter of 2005.

Item 6.  Exhibits

         Exhibit
         Number                             Description
         ------                             -----------

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

                                            SBARRO, INC.
                                            ------------------------------
                                            Registrant

Date:    June 8, 2005                By:    /s/ Peter Beaudrault
         ------------                       --------------------
                                            Peter Beaudrault
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date:    June 8, 2005                By:    /s/ Anthony J. Puglisi
         ------------                       ------------------------------
                                            Anthony J. Puglisi
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX

         Exhibit
         -------
         Number                             Description
         ------                             -----------

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