Form 10-Q
period 2005-07-17
SBARRO INC
filed 2005-08-30
CIK 766004

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JULY 17, 2005             COMMISSION FILE NUMBER 333-90817


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

*YES      X                NO
    --------------           ---------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES                        NO       X
    --------------           ---------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES                         NO       X
   ---------------            --------------

THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF AUGUST 29, 2005 WAS 7,064,328.

================================================================================

*THIS FORM 10-Q IS VOLUNTARILY SUBMITTED PURSUANT TO A REQUIREMENT CONTAINED IN THE INDENTURE GOVERNING SBARRO, INC.'S SENIOR NOTES DUE 2009.

                                  SBARRO, INC.

                                 FORM 10-Q INDEX

PART I.      FINANCIAL INFORMATION                                                                      PAGES
Consolidated Financial Statements:

         Balance Sheets - July 17, 2005 (unaudited) and January 2, 2005.................................3-4

         Statements of Operations (unaudited) - Twenty Eight Weeks and Twelve Weeks ended July 17, 2005 and July 11, 2004.....................................................5-6

         Statements of Cash Flows (unaudited) - Twenty Eight Weeks ended July 17, 2005 and July 11, 2004.........................................................................7-8

         Notes to Unaudited Consolidated Financial Statements..........................................9-26

Management's Discussion and Analysis of Financial Condition and Results
    of Operations.....................................................................................27-37

Qualitative and Quantitative Disclosures of Market Risk..................................................38

Controls and Procedures...............................................................................38-39

PART II.     OTHER INFORMATION...........................................................................40

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                          SBARRO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                  (IN THOUSANDS)
                                                                        JULY 17, 2005       JANUARY 2, 2005
                                                                        -------------       ---------------
                                                                         (UNAUDITED)

Current assets:
     Cash and cash equivalents                                             $ 50,674            $ 63,000
     Receivables, net of allowance for doubtful
        accounts of $431 at July 17, 2005 and  January 2, 2005:
           Franchise                                                          1,949               1,846
           Other                                                              1,661               1,680
                                                                           --------            --------
                                                                              3,610               3,526

      Inventories                                                             2,303               2,809
      Prepaid expenses                                                        8,852               3,877
      Current portion of loans receivable from
          shareholders and officers                                               -                  46
                                                                           --------            --------
          Total current assets                                               65,439              73,258

Property and equipment, net                                                  82,162              88,465
Trademarks                                                                  195,916             195,916
Goodwill                                                                      9,204               9,204
Deferred financing costs, net                                                 4,007               4,521
Loans receivable from shareholders and officers,
      less

           current portion                                                    5,530               5,602
Other assets                                                                  7,504               7,647
                                                                           --------            --------
                                                                           $369,762            $384,613
                                                                           ========            ========


           See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                       LIABILITIES & SHAREHOLDERS' EQUITY

                                                               (IN THOUSANDS EXCEPT SHARE DATA)
                                                             JULY 17, 2005      JANUARY 2, 2005
                                                               --------            --------
                                                                         (UNAUDITED)

Current liabilities:
     Accounts payable                                          $  8,319            $ 11,593
     Accrued expenses                                            17,153              20,748
     Accrued interest payable                                     9,260               8,181
     Current portion of mortgage payable                            187                 182
                                                               --------            --------
             Total current liabilities                           34,919              40,704

Deferred rent                                                    10,117              10,226

Long-term debt, net of original issue
     discount                                                   268,444             268,349

Commitments and Contingencies

Shareholders' equity:

     Preferred stock, $1 par value; authorized
          1,000,000 shares; none issued                               -                   -
     Common stock, $.01 par value; authorized
          40,000,000 shares; issued and outstanding
          7,064,328 shares                                           71                  71
     Additional paid-in capital                                      10                  10
     Retained earnings                                           56,201              65,253
                                                               --------            --------
     Total shareholders' equity                                  56,282              65,334
                                                               --------            --------
                                                               $369,762            $384,613
                                                               ========            ========


           See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             FOR THE TWENTY EIGHT WEEKS ENDED
                                                                      (IN THOUSANDS)
                                                            JULY 17, 2005         JULY 11, 2004
                                                              ---------             ---------
Revenues:
     Restaurant sales                                         $ 161,785             $ 159,530
     Franchise related income                                     6,358                 5,991
     Real estate and other                                        3,018                 3,407
                                                              ---------             ---------
            Total revenues                                      171,161               168,928
                                                              ---------             ---------

Costs and expenses:

     Cost of food and paper products                             33,746                35,946
     Payroll and other employee benefits                         45,078                45,851
     Other operating costs                                       61,758                59,461
     Depreciation and amortization                                8,630                 8,674
    General and administrative costs                             14,254                13,458
    Asset impairment and restaurant closings                        200                   375
                                                              ---------             ---------
         Total costs and expenses                               163,666               163,765
                                                              ---------             ---------

Operating income                                                  7,495                 5,163
                                                              ---------             ---------

Other (expense) income:

      Interest expense                                          (16,577)              (16,583)
      Interest income                                               618                   324
     Equity in net income (loss) of unconsolidated
       affiliates                                                   (24)                  748
                                                              ---------             ---------
         Net other expense                                      (15,983)              (15,511)
                                                              ---------             ---------

Loss before income taxes                                         (8,488)              (10,348)

Income taxes                                                        564                   369
                                                              ---------             ---------

Net loss                                                      $  (9,052)            $ (10,717)
                                                              =========             =========

           See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                FOR THE TWELVE WEEKS ENDED
                                                                      (IN THOUSANDS)
                                                           JULY 17, 2005         JULY 11, 2004
                                                              --------             --------
Revenues:
     Restaurant sales                                         $ 70,530             $ 68,684
     Franchise related income                                    2,814                2,587
     Real estate and other                                       1,300                1,446
                                                              --------             --------
            Total revenues                                      74,644               72,717
                                                              --------             --------

Costs and expenses:

     Cost of food and paper products                            14,716               15,937
     Payroll and other employee benefits                        19,497               19,704
     Other operating costs                                      26,617               25,654
     Depreciation and amortization                               3,657                3,678
    General and administrative costs                             6,188                5,344
    Asset impairment and restaurant closings                        98                  200
                                                              --------             --------
         Total costs and expenses                               70,773               70,517
                                                              --------             --------

Operating income                                                 3,871                2,200
                                                              --------             --------

Other (expense) income:

      Interest expense                                          (7,104)              (7,106)
      Interest income                                              253                  128
     Equity in net income (loss) of unconsolidated
       affiliates                                                  (44)                 350
                                                              --------             --------
         Net other expense                                      (6,895)              (6,628)
                                                              --------             --------

Loss before income taxes                                        (3,024)              (4,428)

Income taxes                                                       287                  128
                                                              --------             --------

Net loss                                                      $ (3,311)            $ (4,556)
                                                              ========             ========


           See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE TWENTY EIGHT WEEKS ENDED
                                                                                  (IN THOUSANDS)
                                                                        JULY 17, 2005       JULY 11, 2004
                                                                          --------             --------
OPERATING ACTIVITIES:
Net loss                                                                  $ (9,052)            $(10,717)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                          8,630                8,674
      Amortization of senior notes discount                                    225                  204
      Amortization of deferred financing costs                                 497                  518
      Asset impairment and restaurant closings                                 200                  375
      Increase in deferred rent, net                                            14                  165
      Equity in net (income) loss of unconsolidated affiliates                  24                 (748)
                                                                          --------             --------
                                                                               538               (1,529)

Changes in operating assets and liabilities:

       Increase in receivables                                                 (84)                (289)
       (Increase) decrease in inventories                                      506                 (224)
       Increase in prepaid expenses                                         (4,975)              (6,147)
       Decrease in other assets                                                 84                   70
       Decrease in accounts payable and accrued expenses                    (6,691)              (5,925)
       Increase in accrued interest payable                                  1,079                1,079
                                                                          --------             --------

Net cash used in operating activities                                       (9,543)             (12,965)
                                                                          --------             --------


                                   (Continued)

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          FOR THE TWENTY EIGHT WEEKS ENDED
                                                                    (IN THOUSANDS)
                                                         JULY 17, 2005         JULY 11, 2004
                                                            --------             --------
INVESTING ACTIVITIES:

Purchases of property and equipment                         $ (3,582)            $ (4,211)
Proceeds from sale of joint venture property
and

       equipment                                                 300                    -
Dividends received from unconsolidated affiliate                 603                  305
                                                            --------             --------
Net cash used in investing activities                         (2,679)              (3,906)

FINANCING ACTIVITIES:

Mortgage principal repayments                                   (104)                 (96)
Tax distributions                                                  -                 (682)
Reduction in loans receivable from officers                        -                  505
                                                            --------             --------

         Net cash used in financing activities                  (104)                (273)
                                                            --------             --------

Decrease in cash and cash equivalents                        (12,326)             (17,144)

Cash and cash equivalents at beginning of period              63,000               56,409
                                                            --------             --------

Cash and cash equivalents at end of period                  $ 50,674             $ 39,265
                                                            ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

     INFORMATION:

Cash paid for:

     Income taxes                                           $    888             $    223
                                                            ========             ========
     Interest                                               $ 14,776             $ 14,796
                                                            ========             ========



           See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at July 17, 2005 and our consolidated results of operations and cash flows for the twenty eight weeks ended July 17, 2005 and July 11, 2004 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the year ended January 2, 2005.

         Certain  items  in  the  financial   statements   presented  have  been
         reclassified to conform to the 2005 presentation.

2.       RECENT ACCOUNTING PRONOUNCEMENTS:

         On July 19, 2005, the Financial Accounting Standards Board ("FASB") issued proposed FASB Staff Position (FSP) FAS 13-b, "Accounting for Rental Costs Incurred during a Construction Period." This FSP proposes that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. FASB Technical Bulletin (FTB) No. 88-1, Issues Relating to Accounting for Leases, requires that rental costs associated with operating leases be allocated on a straight-line basis in accordance with FASB Statement No. 13, Accounting for Leases, and FTB 85-3, Accounting for Operating Leases with Scheduled Rent Increases, starting with the beginning of the lease term. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As proposed, companies would be required to apply the guidance for new leases to the first reporting period beginning after September 15, 2005. We currently have a policy of capitalizing rent during the construction period and will have to change that policy going forward. We do not anticipate that this change will have a material effect on our consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.       DEBT:

         SENIOR NOTES:

         The $255 million of 11% senior notes that we issued in 1999 are due September 15, 2009. Interest is payable semi-annually on March 15 and September 15 of each year. Our payment obligations under the senior notes are jointly, severally, unconditionally and irrevocably guaranteed by all of Sbarro's current Restricted Subsidiaries (as defined in the indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries. The senior notes and the subsidiary guarantees are senior unsecured obligations of Sbarro and the guaranteeing subsidiaries, respectively, ranking equally in right of payment to all of our and their respective present and future senior debt, including amounts outstanding under the bank line of credit agreement discussed below. The indenture permits redemption of the senior notes at our option at varying redemption prices and requires us to offer to purchase senior notes in the event of a Change of Control and in connection with certain Asset Sales (each as defined).

         The indenture contains various covenants that limit our ability to borrow funds, other than certain permitted indebtedness, to make "restricted payments" including, among other things, dividend payments, and to make investments in, among other things, unrestricted subsidiaries. The indenture for the senior notes permits us to make distributions to shareholders pursuant to a tax payment agreement between us and our shareholders that contains a formula that is designed to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and such income were taxed at the highest applicable federal and New York State marginal income tax rates.

         Among other covenants, the indenture requires that, in order for us to borrow, our consolidated interest ratio coverage (as defined in the indenture), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters must be at least 2.5 to 1. As of July 17, 2005, that ratio was 1.43 to 1.00. As a result, we are not presently able to borrow funds except for the specifically permitted indebtedness, including up to $75 million of revolving credit loans.

         In order to make restricted payments, that ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture. We refer to the amount that is available for us to make dividends and other restricted payments as the "restricted payment availability." We cannot make restricted payments (other than distributions pursuant to the tax payment agreement) until we meet the
         2.0 to 1 consolidated interest ratio coverage and we increase the restricted payment

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         availability by approximately $33.4 million, and then only to the extent of any excess over that amount.

         LINE OF CREDIT:

         In July 2005, we obtained a three year line of credit from Commerce Bank to replace our former uncommitted revolving credit facility. Under the Commerce Bank line of credit, we currently have the ability to borrow up to $10 million, with a sub-limit for letters of credit of $5 million. Interest applicable to the loans under the line of credit is at the bank's LIBOR rate plus 1.5% at the time of any borrowings for interest periods of 1, 2, 3 or 6 months. The line expires in July 2008. The credit facility contains various covenants, including a minimum coverage ratio of at least 1.0 to 1.0 at the end of each quarter on a rolling four quarter basis. The coverage ratio is primarily a ratio of EBITDA (less unfinanced capital expenditures) to current maturity of long term indebtedness and interest expense. There are currently $1.8 million of letters of credit outstanding under the former facility as we transition the lines of credit to the new facility.

         MORTGAGE:

         In March 2000, one of our subsidiaries obtained a $16 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The outstanding principal balance of the loan as of July 17, 2005 was $15.2 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual debt service of at least 1.2 to 1.0.

         We were in compliance with all covenants in the indenture for the senior notes, line of credit and mortgage as of July 17, 2005.

         GUARANTEE ARRANGEMENTS PERTAINING TO OTHER CONCEPTS:

         We are party to separate financial guarantees to a bank for two of our other joint venture concepts. One of these joint venture concepts was not in compliance with its covenant to maintain a specified ratio of EBITDA to funded debt with respect to the twelve months ended July 17, 2005. A waiver of this noncompliance has been obtained. There can be no assurance that this joint venture concept will not need to obtain amendments or additional waivers of covenants under its debt agreement. To varying degrees, our guarantee involves elements of performance and credit risk. The possibility of our having to honor our guarantee is largely dependent upon the future operation of the other concepts.

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       LITIGATION

         In May 2002, the landlord of a joint venture to which we are a party filed a complaint against Sbarro in the Supreme Court of New York for Westchester County alleging that we were obligated to it, pursuant to a Guaranty Agreement we executed, for all rent during the remaining lease based on an alleged breach of the lease by the tenant, a subsidiary of Sbarro. We believed that our guarantee was limited in amount while the landlord alleged that the guarantee covered all amounts that would become due during the remaining lease term. The court issued a ruling in November 2003 which limited our liability, which we estimated at $500,000. The landlord appealed this decision. Given the uncertainty of the results of an appeal and liability we would have by reason of a reversal, we settled the matter for $800,000, of which $500,000 and $300,000 was recorded in 2003 and 2004, respectively.

         On or about June 6, 2005, two separate purported class actions alleging virtually identical claims were filed against Sbarro and over 100 other defendants. One action was filed in the Circuit Court of the State of Florida in Hillsbury County and the other action was filed in United States District Court for the Middle District of Florida. All of the other named defendants are well recognized quick service and/or casual dining entities. The suits allege that defendants violated various Florida State and Federal Statutes by charging sales tax on the retail sales of natural bottled waters. We have joined with a number of the other defendants in defending these cases on a joint defense basis. As this case is in the preliminary stages, it is difficult to ascertain what, if any, exposure we have in the matter. Based upon conversations with counsel and other defendants and the fact that all sales tax received on the sale of bottled water was remitted to the appropriate state authorities, it appears unlikely, at this time, that the case will result in a material liability to us.

5.       SUBSEQUENT EVENTS

         EXECUTIVE EMPLOYMENT AGREEMENT:

         On July 26, 2005 we entered into an Employment Agreement with Peter Beaudrault. Pursuant to the Employment Agreement, Mr. Beaudrault is to serve as the Company's President and Chief Executive Officer for a term commencing March 4, 2005 (the date Mr. Beaudrault became President and Chief Executive Officer of the Company) and is to continue until March 4, 2008, unless earlier terminated or extended as provided in the Employment Agreement. Under the Employment Agreement, Mr. Beaudrault is to receive base salary at the annual rate of $450,000, subject to increase from time to time in the discretion of the Company's Board of Directors. In addition to his base salary, Mr. Beaudrault is eligible to participate in such annual bonus plans as may be adopted by the Company's Board of Directors for executive officers of the Company, which shall be based upon the Board's determination of the attainment of stated objectives. The annual bonus with respect to the Company's current fiscal year, ending

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         January 1, 2006, is to be pursuant to the Company's Corporate Officer Employee Bonus Plan for 2005 adopted by the Board on April 7, 2005. Mr. Beaudrault is also to receive a "Special Incentive Program Bonus" designed to reward him for improvements in the Company's adjusted earnings before interest, taxes, depreciation and amortization, cash and cash items (including marketable securities) and long term debt from the beginning of fiscal 2005 through the time of the termination of Mr. Beaudrault's employment or the end of fiscal 2007, whichever occurs first. The Special Incentive Program Bonus is reduced in the event of early termination of employment and, when earned, is payable, with interest, in twelve equal quarterly installments. Alternatively, Mr. Beaudrault is to receive a Special Event Bonus based on the per share proceeds in the event of (i) the consummation of a public offering of the Company's Common Stock, (ii) the sale by the Company or its shareholders of voting securities so that immediately after such sale less than 50% of the voting securities are owned by those who are not shareholders immediately preceding such sale, (iii) the sale of all or substantially all of the assets of the Company, (iv) the liquidation or dissolution of Company , and/or (v) the merger of Company or a subsidiary of Company with another entity whereby the shareholders of Company as of the date immediately preceding the effective date of the merger do not own 50% or more of the outstanding voting power of the resulting entity as of the effective date of the merger. When the special events referenced in the agreement becomes probable, a fair value model will be used to determine the value of such award.

         SPECIAL EVENT BONUSES:

         We entered into Special Event Bonus agreements on July 21, 2005 with certain Vice Presidents of Operations which provide for them to receive a bonus triggered by certain events as defined above. The special event bonus will be based on the per share proceeds (as defined in the agreements) received by our shareholders if a special event occurs in excess of a certain threshold amount. When the special events referenced in the agreements become probable, a fair value model will be used to determine the value of such award.

6.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS:

         Certain subsidiaries have guaranteed amounts outstanding under our senior notes and line of credit. Each of the guaranteeing subsidiaries is our direct or indirect wholly owned subsidiary and each has fully and unconditionally guaranteed the senior notes and the line of credit on a joint and several basis.

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The following condensed consolidating financial information presents:

         (1) Condensed unaudited consolidating balance sheets as of July 17, 2005 and January 2, 2005 and unaudited statements of operations for the twenty eight weeks and twelve weeks ended July 17, 2005 and July 11, 2004 and unaudited statements of cash flows for twenty eight weeks ended July 17, 2005 and July 11, 2004 of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

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

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET
                               AS OF JULY 17, 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                     ASSETS

                                                          GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                            ---------      ---------      ---------       ---------       ---------
Current assets:

    Cash and cash equivalents               $  45,181      $   4,363      $   1,130   $           -       $  50,674
    Receivables net of allowance for
       doubtful accounts of $431
       Franchise                                1,949              -              -               -           1,949
       Other                                      330          1,044            287               -           1,661
                                            ---------      ---------      ---------       ---------       ---------
                                                2,279          1,044            287               -           3,610

    Inventories                                 1,015          1,222             66               -           2,303
    Prepaid expenses                            7,343          1,492             17               -           8,852
                                            ---------      ---------      ---------       ---------       ---------

        Total current assets                   55,818          8,121          1,500               -          65,439

Intercompany receivables                        2,018        442,976         (3,660)       (441,334)              -

Investment in subsidiaries                     67,570          1,945              -         (69,515)              -

Property and equipment, net                    31,517         47,682          2,963               -          82,162
Trademarks                                    195,916              -              -               -         195,916
Goodwill                                        9,204              -              -               -           9,204
Deferred financing costs, net                   3,833            174              -               -           4,007
Loans receivable from shareholders and
      officers                                  5,530              -              -               -           5,530
Other assets                                    5,884          1,598             22               -           7,504
                                            ---------      ---------      ---------       ---------       ---------
                                            $ 377,290      $ 502,496      $     825       $(510,849)      $ 369,762
                                            =========      =========      =========       =========       =========

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                                   (CONTINUED)
                               AS OF JULY 17, 2005
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)
                        LIABILITIES & SHAREHOLDERS EQUITY

                                                              GUARANTOR     NONGUARANTOR                      CONSOLIDATED
                                                PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        TOTAL
                                              ---------       ---------      ---------        ---------        --------
Current liabilities:
      Accounts payable                          $ 7,856            $106           $357                -          $8,319
      Accrued expenses                           13,616           2,387          1,150                -          17,153
      Accrued interest payable                    9,260               -              -                -           9,260
      Current portion of mortgage payable             -             187              -                -             187
                                              ---------       ---------      ---------        ---------        --------

            Total current liabilities            30,732           2,680          1,507                -          34,919

Intercompany payables                           441,334               -              -        $(441,334)              -

Deferred rent                                     9,802               -            315                -          10,117
                                              ---------       ---------      ---------        ---------        --------

Long-term debt, net of original issue
      discount                                  253,411          15,033              -                -         268,444

Shareholders' equity (deficit):
    Preferred stock, $1 par value;
      authorized 1,000,000 shares;
      none issued                                     -               -              -                -               -
    Common stock, $.01 par value:
      authorized 40,000,000 shares;
      issued and outstanding 7,064,328
      shares                                         71               -              -                -              71
Additional paid-in capital                      (65,479)        133,671          3,018          (71,200)             10
Retained earnings (deficit)                    (292,581)        351,112         (4,015)           1,685          56,201
                                              ---------       ---------      ---------        ---------        --------
                                               $377,290        $502,496           $825        $(510,849)       $369,762
                                              =========       =========      =========        ==========       ========

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 2, 2005
                                 (IN THOUSANDS)
                                     ASSETS

                                                              GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                                 PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                               ---------      ---------       ---------       ---------       ---------
Current assets:
     Cash and cash equivalents                 $  57,150      $   4,680       $   1,170        $      -       $  63,000
     Receivables, net of allowance for
      doubtful accounts of $431
           Franchise                               1,846              -               -               -           1,846
              Other                                   53          1,053             574               -           1,680
                                               ---------      ---------       ---------       ---------       ---------
                                                   1,899          1,053             574               -           3,526

     Inventories                                   1,204          1,465             140               -           2,809
     Prepaid expenses                              4,020           (199)             56               -           3,877
     Current portion of loans receivable
      from shareholders and officers                  46              -               -               -              46
                                               ---------      ---------       ---------       ---------       ---------

           Total current assets                   64,319          6,999           1,940               -          73,258

Intercompany receivables                             406        439,364          (1,875)       (437,895)              -

Investment in subsidiaries                        67,570          1,944               -         (69,514)              -

Property and equipment, net                       33,307         50,799           4,359               -          88,465
Trademarks, net                                  195,916              -               -               -         195,916
Goodwill, net                                      9,204              -               -               -           9,204
Deferred financing costs, net                      4,326            195               -               -           4,521
Loans receivable from officers, less
    current portion                                5,602              -               -               -           5,602
Other assets                                       5,906          1,720              21               -           7,647
                                               ---------      ---------       ---------       ---------       ---------
                                               $ 386,556      $ 501,021       $   4,445       $(507,409)      $ 384,613
                                               =========      =========       =========       =========       =========

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                                   (CONTINUED)
                              AS OF JANUARY 2, 2005
                        (IN THOUSANDS EXCEPT SHARE DATA)
                       LIABILITIES & SHAREHOLDERS' EQUITY


                                                                    GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                                      PARENT       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                     ---------       ---------      ---------       ---------       ---------
Current liabilities:
     Accounts payable                                $  10,877       $     190      $     526           $   -       $  11,593
     Accrued expenses                                   16,802           2,474          1,472               -          20,748
     Accrued interest payable
     Current portion of mortgage payable                 8,181               -              -               -           8,181
                                                             -             182              -               -             182
                                                     ---------       ---------      ---------       ---------       ---------
         Total current liabilities                      35,860           2,846          1,998               -          40,704
                                                     ---------       ---------      ---------       ---------       ---------
Intercompany payables                                  437,895               -              -        (437,895)              -
                                                     ---------       ---------      ---------       ---------       ---------
Deferred rent                                            9,811               -            415               -          10,226
                                                     ---------       ---------      ---------       ---------       ---------
Long-term debt, net of original issue discount         253,207          15,142              -               -         268,349
                                                     ---------       ---------      ---------       ---------       ---------

Shareholders' equity (deficit):
     Preferred stock, $1 par value;
      authorized 1,000,000 shares; None issued
     Common stock, $.01 par value: authorized
      40,000,000 shares; issued and outstanding
      7,064,328 shares                                      71               -              -               -              71
     Additional paid-in capital                        (65,479)        133,671          3,018         (71,200)             10
     Retained earnings (deficit)                      (284,809)        349,362           (986)          1,686          65,253
                                                     ---------       ---------      ---------       ---------       ---------
                                                      (350,217)        483,033          2,032         (69,514)         65,334
                                                     ---------       ---------      ---------       ---------       ---------
                                                     $ 386,556       $ 501,021      $   4,445       $(507,409)      $ 384,613
                                                     =========       =========      =========       =========       =========

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE TWENTY EIGHT WEEKS ENDED JULY 17, 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                              PARENT       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                            ---------       ---------       ---------       ---------       ---------
Revenues:
    Restaurant sales                        $  71,083       $  85,180       $   5,522     $         -       $ 161,785
    Franchise related income                    6,358               -               -               -           6,358
    Real estate and other                       1,475           1,527              16               -           3,018
    Intercompany charges                           35               -               -             (35)              -
                                            ---------       ---------       ---------       ---------       ---------

      Total revenues                           78,951          86,707           5,538             (35)        171,161
                                            ---------       ---------       ---------       ---------       ---------

Cost and expenses:

       Cost of food and paper products         13,404          18,734           1,608               -          33,746
       Payroll and other employee
           benefits                            19,408          23,584           2,086               -          45,078
       Other operating costs                   27,942          32,155           1,661               -          61,758
       Depreciation and amortization            3,945           4,337             348               -           8,630
       General and administrative               8,590           5,341             323               -          14,254
       Asset impairment and restaurant
           closings

                                                  200               -               -               -             200
       Intercompany charges                         -              35               -             (35)              -
                                            ---------       ---------       ---------       ---------       ---------

           Total costs and expenses            73,489          84,186           6,026             (35)        163,666
                                            ---------       ---------       ---------       ---------       ---------

Operating income (loss)                         5,462           2,521            (488)              -           7,495

Other (expense) income:

      Interest expense                        (15,808)           (769)              -               -         (16,577)
      Interest income                             615               -               3               -             618
      Equity in net loss of
         unconsolidated affiliates                (24)              -               -               -             (24)
                                            ---------       ---------       ---------       ---------       ---------

      Net other expense                       (15,217)           (769)              3               -         (15,983)

Income (loss) before income taxes              (9,755)          1,752            (485)              -          (8,488)

Income taxes                                      564               -               -               -             564
                                            ---------       ---------       ---------       ---------       ---------

Net income (loss)                           $ (10,319)      $   1,752       $    (485)      $       -       $  (9,052)
                                            =========       =========       =========       =========       =========

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE TWENTY EIGHT WEEKS ENDED JULY 11, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            GUARANTOR       NONGUARANTOR                   CONSOLIDATED
                                              PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                             ---------       ---------       ---------       ---------       ---------
Revenues:
    Restaurant sales                         $  68,652       $  83,148       $   7,730     $         -       $ 159,530
    Franchise related income                     5,991               -               -               -           5,991
    Real estate and other                        1,865           1,542               -               -           3,407
    Intercompany charges                         4,985               -               -       $  (4,985)              -
                                             ---------       ---------       ---------       ---------       ---------
       Total revenues                           81,493          84,690           7,730          (4,985)        168,928
                                             ---------       ---------       ---------       ---------       ---------

Cost and expenses:

    Cost of food and paper products             14,414          19,392           2,140               -          35,946
    Payroll and other employee benefits         18,335          24,890           2,626               -          45,851
    Other operating costs                       27,277          29,996           2,188               -          59,461
    Depreciation and amortization                3,773           4,415             486               -           8,674
    General and administrative                   7,290           6,017             151               -          13,458
    Asset impairment and restaurant
            closings                               375               -               -               -             375
     Intercompany charges                            -           4,985               -          (4,985)              -
                                             ---------       ---------       ---------       ---------       ---------
              Total costs and expenses          71,464          89,695           7,591          (4,985)        163,765
                                             ---------       ---------       ---------       ---------       ---------

Operating income (loss)                         10,029          (5,005)            139               -           5,163
                                             ---------       ---------       ---------       ---------       ---------

Other (expense) income:

      Interest expense                         (15,800)           (783)              -               -         (16,583)
      Interest income                              324               -               -               -             324
      Equity in net income of
            unconsolidated affiliates              748               -               -               -             748
                                             ---------       ---------       ---------       ---------       ---------

      Net other expense                        (14,728)           (783)              -               -         (15,511)
                                                             ---------       ---------       ---------       ---------

 Income (loss) before income taxes
(credit)                                        (4,699)         (5,788)            139               -         (10,348)

Income taxes (credit)                              168             207              (6)              -             369
                                             ---------       ---------       ---------       ---------       ---------

Net income (loss)                            $  (4,867)      $  (5,995)      $     145     $         -       $ (10,717)
                                             =========       =========       =========       ---------       =========

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE TWELVE WEEKS ENDED JULY 17, 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                              PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATONS       TOTAL
                                             --------       --------       --------       --------       --------
Revenues:
    Restaurant sales                         $ 31,388       $ 36,818       $  2,324    $         -       $ 70,530
    Franchise related income                    2,814              -              -              -          2,814
    Real estate and other                         961            339              -              -          1,300
    Intercompany charges                           15              -              -            (15)             -
                                             --------       --------       --------       --------       --------
       Total revenues                          35,178         37,157          2,324            (15)        74,644
                                             --------       --------       --------       --------       --------

Cost and expenses:

    Cost of food and paper products             5,956          8,091            669              -         14,716
    Payroll and other employee benefits         8,479         10,160            858              -         19,497
    Other operating costs                      11,860         14,072            685              -         26,617
    Depreciation and amortization               1,643          1,865            149              -          3,657
    General and administrative                  3,790          2,285            113              -          6,188
    Asset impairment and restaurant
            closings                               98              -              -              -             98
    Intercompany charges                            -             15              -            (15)             -
                                             --------       --------       --------       --------       --------
         Total costs and expenses              31,826         36,488          2,474            (15)        70,773
                                             --------       --------       --------       --------       --------

Operating (loss) income                         3,352            669           (150)             -          3,871
                                             --------       --------       --------       --------       --------

Other (expense) income:

      Interest expense                         (6,776)          (328)             -              -         (7,104)
      Interest income                             250              -              3              -            253
      Equity in net income (loss) of
            unconsolidated affiliates             (44)             -              -              -            (44)
                                             --------       --------       --------       --------       --------
      Net other expense                        (6,570)          (328)             3              -         (6,895)

 Income (loss) before income taxes
  (credit)                                     (3,218)           341           (147)             -         (3,024)
Income taxes (credit)                             371            (84)             -              -            287
                                             --------       --------       --------       --------       --------

Net income (loss)                            $ (3,589)      $    425       $   (147)     $       -       $ (3,311)
                                             ========       ========       ========       ========       ========

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE TWELVE WEEKS ENDED JULY 11, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                              PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                             --------       --------       --------      --------       --------
Revenues:
    Restaurant sales                         $ 29,669       $ 35,636       $  3,379   $         -       $ 68,684
    Franchise related income                    2,587              -              -             -          2,587
    Real estate and other                         854            592              -             -          1,446
    Intercompany charges                        2,461              -              -      $ (2,461)             -
                                             --------       --------       --------      --------       --------
       Total revenues                          35,571         36,228          3,379        (2,461)        72,717
                                             --------       --------       --------      --------       --------

Cost and expenses:

    Cost of food and paper products             6,377          8,602            958             -         15,937
    Payroll and other employee benefits         7,888         10,687          1,129             -         19,704
    Other operating costs                      11,732         12,962            960             -         25,654
    Depreciation and amortization               1,617          1,853            208             -          3,678
    General and administrative                  3,004          2,241             99             -          5,344
    Asset impairment and restaurant
      closings                                    200              -              -             -            200
    Intercompany charges                            -          2,461              -        (2,461)             -
                                             --------       --------       --------      --------       --------
         Total costs and expenses              30,818         38,806          3,354        (2,461)        70,517
                                             --------       --------       --------      --------       --------

Operating (loss) income                         4,753         (2,578)            25             -          2,200
                                             --------       --------       --------      --------       --------



Other (expense) income:

      Interest expense                         (6,768)          (338)             -             -         (7,106)
                                                                                         --------       --------
      Interest income                             128              -              -             -            128
      Equity in net income of
            unconsolidated affiliates             350              -              -             -            350
                                             --------       --------       --------      --------       --------

      Net other expense                        (6,290)          (338)             -             -         (6,628)
                                             --------       --------       --------      --------       --------

 Income (loss) before income taxes
(credit)                                       (1,537)        (2,916)            25             -         (4,428)

Income taxes (credit)                              33             95              -             -            128
                                             --------       --------       --------      --------       --------

Net income (loss)                            $ (1,570)      $ (3,011)      $     25   $         -       $ (4,556)
                                             ========       ========       ========      ========       ========

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE TWENTY EIGHT WEEKS ENDED JULY 17, 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    GUARANTOR     NONGUARANTOR                 CONSOLIDATED
                                                       PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS     TOTAL
                                                      --------       --------       --------       --------      --------
OPERATING ACTIVITIES:
Net (loss) income                                     $(10,319)      $  1,752       $   (485)          $  -      $ (9,052)
Adjustments to reconcile net income (loss)
  to net cash, provided by (used in)
  operating activities:
      Depreciation and amortization                      3,945          4,337            348              -         8,630
      Amortization of deferred financing                   204             21              -              -           225
      Amortization of senior notes discount                497              -              -              -           497
      Asset impairment and restaurant closings             200              -              -              -           200
      Increase (decrease) in deferred rent, net             (9)           123           (100)             -            14
      Equity in loss of unconsolidated affiliates           24              -              -              -            24
                                                      --------       --------       --------       --------      --------
                                                        (5,458)         6,233           (237)             -           538
Changes in operating assets and liabilities:
     Decrease (increase) in receivables                   (380)            10            286              -           (84)
     Decrease in inventories                               207            243             56              -           506
     Decrease (increase) in prepaid expenses            (3,322)        (1,690)            37              -        (4,975)
     Decrease (increase) in other assets                    87             (3)             -              -            84
    (Decrease) increase in accounts payable
       and accrued expenses                             (6,355)            55           (391)             -        (6.691)
     Decrease in accrued interest payable                1,079              -              -              -         1,079
                                                      --------       --------       --------       --------      --------

Net cash provided by (used in)
      operating activities                             (14,142)         4,848           (249)             -        (9,543)
                                                      --------       --------       --------       --------      --------

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (CONTINUED)
                 FOR THE TWENTY EIGHT WEEKS ENDED JULY 17, 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                             PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS        TOTAL
                                            --------       --------       --------       -----------      --------

INVESTING ACTIVITIES:
Purchases of property and equipment           (2,029)        (1,446)          (107)                -        (3,582)
Proceeds from sale of joint venture
   property and equipment                        300              -              -                 -           300
Dividends received from
   unconsolidated affiliates                     603              -              -                 -           603
Net cash used in investing activities         (1,126)        (1,446)          (107)                -        (2,679)
                                            --------       --------       --------       -----------      --------

FINANCING ACTIVITIES:
Mortgage principal repayments                      -           (104)             -                 -          (104)
Intercompany balances                          3,299         (3,615)           316                 -             -
                                            --------       --------       --------       -----------      --------

Net cash (used in) provided by
     financing activities                      3,299         (3,719)           316                 -          (104)
                                            --------       --------       --------       -----------      --------

Decrease in cash and cash equivalents        (11,969)          (317)           (40)                -       (12,326)

Cash and cash equivalents at beginning
   of period                                  57,150          4,680          1,170                 -        63,000
                                            --------       --------       --------       -----------      --------
Cash and cash equivalents at end of
     period                                 $ 45,181       $  4,363       $  1,130        $        -      $ 50,674
                                            ========       ========       ========       ===========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

Cash paid  for:
        Income taxes                        $    885       $      -       $      3        $        -      $    888
                                            ========       ========       ========       ===========      ========
        Interest                              14,027       $    749       $      0        $        -      $ 14,776
                                            ========       ========       ========       ===========      ========

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE TWENTY EIGHT WEEKS ENDED JULY 11, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                                         PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                        --------       --------       --------       --------       --------
OPERATING ACTIVITIES:
Net (loss) income                                       $ (4,866)      $ (5,995)      $    144     $        -       $(10,717)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities
          Depreciation and amortization
                                                           3,773          4,415            486              -          8,674
      Amortization of senior notes discount                  204              -              -              -            204
      Amortization of deferred financing                     498             20              -              -            518
      Asset impairment and restaurant closings               375              -              -              -            375
      Increase in deferred rent, net                         160             36            (31)             -            165
      Equity in net income of unconsolidated
        affiliates                                          (748)             -              -              -           (748)
                                                        --------       --------       --------       --------       --------
                                                            (604)        (1,524)           599              -         (1,529)

Changes in operating assets and liabilities:

       Decrease (increase) in receivables                   (155)          (161)            27              -           (289)
       Increase in inventories                               (52)          (170)            (2)             -           (224)
       Increase in prepaid expenses                       (3,956)        (1,857)          (334)             -         (6,147)
       Decrease (increase) in other assets                (1,176)            80            438       $    728             70
       Decrease in accounts payable and accrued
         expenses                                         (5,018)          (105)           (74)          (728)        (5,925)
       Increase in accrued interest payable                1,079              -              -              -          1,079
                                                        --------       --------       --------       --------       --------

 Net cash provided by (used in) operating
      activities                                          (9,882)        (3,737)           654              -        (12,965)
                                                        --------       --------       --------       --------       --------

                          SBARRO, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (CONTINUED)
                 FOR THE TWENTY EIGHT WEEKS ENDED JULY 11, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          GUARANTOR    NONGUARANTOR                        CONSOLIDATED
                                            PARENT       SUBSIDIARIES  SUBSIDIARIES       ELIMINATIONS          TOTAL
                                           --------       --------       --------       ----------------      --------
INVESTING ACTIVITIES:
Purchase of property and equipment           (2,453)        (1,720)           (38)                     -        (4,211)
Dividends received from
     unconsolidated affiliates                  305              -              -                      -           305
                                           --------       --------       --------       ----------------      --------
Net cash used in investing activities        (2,148)        (1,720)           (38)                     -        (3,906)
                                           --------       --------       --------       ----------------      --------

FINANCING ACTIVITIES:

Mortgage principal repayments                     -            (96)             -                      -           (96)
Tax distribution                               (682)             -              -                      -          (682)
Reduction in loans receivable
  from officers                                 505              -              -                      -           505
Intercompany balances                        (2,760)         3,552           (792)                     -             -
                                           --------       --------       --------       ----------------      --------
    Net cash (used in) provided by
    financing activities                     (2,937)         3,456           (792)                     -          (273)
                                           --------       --------       --------       ----------------      --------

Decrease in cash and
  cash equivalents                          (14,967)        (2,001)          (176)                     -       (17,144)

Cash and cash equivalents at
  beginning of period                        49,515          5,595          1,299                      -        56,409
                                           --------       --------       --------       ----------------      --------
Cash and cash equivalents at
  end of period                            $ 34,548       $  3,594       $  1,123         $            -      $ 39,265
                                           ========       ========       ========       ================      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid  for:
    Income taxes                           $    112       $     95       $     16         $            -      $    223
                                           ========       ========       ========       ================      ========
    Interest                               $ 14,025       $    771       $      -         $            -      $ 14,796
                                           ========       ========       ========       ================      ========

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

The following table summarizes the number of Sbarro owned, franchised and other concept restaurants in operation during each indicated period:

                                                       12 WEEKS          12 WEEKS          28 WEEKS        28 WEEKS
                                                         ENDED            ENDED              ENDED           ENDED
                                                        07/17/05        07/11/04 (1)       07/11/05        07/11/04 (1)
        Company-owned Sbarro
           restaurants:
           Open at beginning of period                     497              511              571              533
           Opened during period                              2                -                3                2
           Sold to franchisees
               during period                                (1)               -               (1)              (2)
           Closed during period                             (2)              (3)             (17)             (25)
                                                           ---             ----             ----             ----
           Open at end of period                           496              508              496              508

        Franchised Sbarro restaurants:
            Open at beginning of period                    432              393              416              364
            Opened during period                             3               14               19               46
            Acquired from Sbarro during
               period                                        1                -                1                2
            Closed or terminated during period              (1)               -               (1)              (5)
                                                           ---             ----             ----             ----
            Open at end of period                          435              407              435              407

        Other concepts:
            Open at beginning of period                     25               24               22               27
            Opened during period                             1                -                4                -
            Closed during period                             -                -                -               (3)
                                                           ---             ----             ----             ----
            Open at end of period                           26               24               26               24

        All restaurants:
            Open at beginning of period                    954              928              949              924
            Opened during period                             6               14               26               48
            Closed or terminated during period              (3)              (3)             (18)             (33)
                                                           ---             ----             ----             ----
            Open at end of period                          957              939              957              939

(1) The table above reflects a reclassification of our Umberto mall restaurants from other concepts to company-owned Sbarro restaurants for the twelve weeks ended July 11, 2004.

EXECUTIVE OVERVIEW

Sales increased in the first half of 2005 compared to the first half of 2004. Mall traffic has increased as retailers, particularly high end mall based retailers, are serving more customers. In addition, since 2004, we re-energized our QSR operations while continuing to provide a quality product coupled with quality service. We believe our strategy resulted in the significant improvement of our operating results, including higher sales and earnings. Selective price increases, higher check averages, improvements in operational controls and upgraded store management at all levels produced increased sales and improved earnings in both the second quarter and first half of 2005.

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

SEASONALITY

Our business is subject to seasonal fluctuations, and the effects of weather, national security, economic and business conditions. Earnings have been highest in our fourth quarter due primarily to increased volume in shopping malls during the holiday shopping season. Our annual earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter. In recent years, our fourth quarter income has also fluctuated significantly due to a number of other factors, including the adverse effect of the general economic downturn and significant year end adjustments relating to asset impairment and store closing costs.

GOODWILL AND OTHER INTANGIBLE ASSETS

Due to the seasonality of our business, until we determine the results of operations for our fourth quarter, we are not able to perform our annual test for impairment on our goodwill and intangible assets with indefinite lives as required by SFAS No. 142, "Goodwill and Other Intangible Assets," and fully evaluate the impairment of long-lived assets as required by SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Any required adjustments are recorded at that time unless impairment factors become evident at an earlier time.

RELEVANT FINANCIAL INFORMATION

                                                                                TWELVE WEEKS ENDED        TWENTY EIGHT WEEKS ENDED
                                                                          ----------------------------  ----------------------------
                                                                          JULY 17, 2005  JULY 11, 2004  JULY 17, 2005  JULY 11, 2004
                                                                          ----------------------------  ----------------------------
                                                                             (DOLLARS IN MILLIONS)         (DOLLARS IN MILLIONS)
        Comparable Sbarro-owned QSR sales (1)                                $  66.8       $  64.8       $  152.3       $  150.4
        Comparable Sbarro-owned QSR sales percentage change vs. prior
        compared period (1)                                                      6.2%          3.6%           4.0%           5.3%
        Franchise location sales                                             $  62.4       $  55.2       $  141.1       $  127.1
        Franchise revenues                                                   $   2.8       $   2.6       $    6.4       $    6.0
        Cost of food and paper products as a percentage                         20.9%         23.2%          20.9%          22.5%
               of restaurant sales
        Payroll and other benefits as a percentage of                           27.6%         28.7%          27.9%          28.7%
                restaurant sales
        Other operating expenses as a percentage of                             37.7%         37.4%          38.2%          37.3%
                restaurant sales
        General and administrative costs as a percentage                         8.3%          7.4%           8.3%           8.0%
                of revenues
        Asset impairment, and restaurant closings                            $   0.1       $   0.2       $    0.2       $    0.4
        EBITDA (2)                                                           $   7.5       $   6.2       $   16.1       $   14.6

         (1) Comparable Sbarro-owned QSR sales dollar and annual percentage changes are based on locations that were in operation on a continuing basis for all of each period presented. Comparable Sbarro-owned QSR sales for the 28 weeks of 2004 included the week between Christmas and New Year's, a traditionally high traffic week, while the 28 weeks of 2005 did not include that high traffic week (negatively impacting sales for the first half of 2005 by $1.9 million). The percentage change vs. prior comparable period adjusted for this unusual week would have been 5.3% for the first half of 2005.

         (2) EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles ("GAAP") or as a measure of a company's profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our senior notes in that EBITDA is one of the factors in the calculations used to determine our compliance with the ratios in the indenture under which our senior notes are issued. We also internally use EBITDA to determine whether to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our cash investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash used in operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash used in investing and financing activities. The following table reconciles EBITDA to our net loss for the periods presented, which we believe is the most direct comparable GAAP financial measure to EBITDA (in thousands):

                                              TWENTY EIGHT WEEKS ENDED
                                           JULY 17, 2005    JULY 11, 2004
                                              --------         --------
         EBITDA                               $ 16,101         $ 14,585
         Interest expense                      (16,577)         (16,583)
         Interest income                           618              324
         Income taxes                             (564)            (369)
         Depreciation and amortization          (8,630)          (8,674)
                                              --------         --------
         Net loss                             $ (9,052)        $(10,717)
                                              ========         ========

                                                 TWELVE WEEKS ENDED
                                           JULY 17, 2005    JULY 11, 2004
                                              -------         -------
         EBITDA                               $ 7,484         $ 6,228
         Interest expense                      (7,104)         (7,106)
         Interest income                          253             128
         Income taxes                            (287)           (128)
         Depreciation and amortization         (3,657)         (3,678)
                                              -------         -------
         Net loss                             $(3,311)        $(4,556)
                                              =======         =======



SECOND QUARTER 2005 VERSUS SECOND QUARTER 2004

Sales by QSR and consolidated other concept restaurants increased 2.7% to $70.5 million for the twelve weeks ended July 17, 2005 from $68.7 million for the twelve weeks ended July 11, 2004. The increase in sales for the second quarter of 2005 includes $2.4 million or 3.7% of higher sales in our QSR restaurants, with comparable store sales increasing by 6.3%. Restaurant sales of our consolidated other concepts were slightly up for the second quarter of 2005 as a result of opening our first location in Orlando, FL of the new chain of casual dining restaurants, after the absence of sales of concept restaurant sold in January 2005. We believe that improved economic conditions in the United States, improvement in our operational controls and upgraded field and store management, combined with higher check averages and selective price increases implemented in 2004 accounted for the improvements. This was offset somewhat by fewer transactions during the period as, notwithstanding the increased traffic in the mall, the time customers spend in a mall appears to be less.

Franchise related revenues increased to $2.8 million for the second quarter of 2005 from $2.6 million in the second quarter of 2004. The increase was attributed to additional locations opened during the last twelve months (net of closed locations) and a slight increase in comparable sales.

Cost of food and paper products as a percentage of restaurant  sales improved by
2.3 to 20.9% for the twelve weeks ended July 17, 2005 from 23.2% for the twelve weeks ended July 11, 2004. The cost of cheese in the second quarter of 2005 averaged approximately $1.72 per pound compared to an average of approximately $2.22 per pound for the second quarter of 2004. This $0.50 per pound improvement in cheese cost accounted for $0.9 million or 1.4 of the improvement. Improved operational controls, combined with selective price increases implemented in 2004 primarily produced the remainder of the improvement in our cost of sales as a percentage of restaurant sales.

Payroll and other employee benefits as a percentage of restaurant sales improved to 27.6% in the second quarter of 2005 from 28.7% in the second quarter of 2004. The improvement was primarily a result of the improved sales. Payroll costs decreased $.2 million as compared to the second quarter of 2004 resulting from better management of staff levels and less restaurants in operation as compared to the second quarter of 2004.

Other operating costs increased by $1.0 million the for twelve weeks ended July 17, 2005 over the second quarter of 2004 and as a percentage of restaurant sales increased to 37.7% from 37.3%. The increase was primarily related to an increase in restaurant management bonuses of approximately $0.7 million resulting from our improved profits as well as an increase in occupancy and other costs.

General and administrative expenses were $6.2 million for the second quarter of 2005 as compared to $5.3 million the second quarter of 2004. The increase was primarily due to $0.8 million in bonuses over the amount for the second quarter of 2004 in the second quarter as a result of our improved operating performance.

Interest expense of $7.1 million for the second quarters of both 2005 and 2004 relates primarily to the 11%, $255 million senior notes we issued to finance our going private transaction and the 8.4%, $16 million mortgage loan on our corporate headquarters.

Equity in the net income (loss) of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. Our equity in the overall profits of those concepts decreased by $0.8 million in the second quarter of 2005 from the second quarter of 2004 as a result of a decline in traffic in our steakhouse joint venture. We opened a new steakhouse in the beginning of the third quarter of 2005. We do not have any further expansion plans for this venture.

YEAR TO DATE 2005 VERSUS 2004

Sales by QSR and consolidated other concept restaurants increased 1.4% to $161.8 million for the twenty eight weeks ended July 17, 2005 from $159.5 million for the year to date period ended July 11, 2004. The increase in sales for the first half of 2005 includes $3.3 million or 2.2% of higher sales in our QSR restaurants while comparable store sales increased by 4%. The twenty eight weeks of 2004 included a week between Christmas and New Year's, a traditionally high traffic week, while the twenty eight weeks of 2005 did not include that high traffic week (negatively impacting sales by $1.9 million). The increase in QSR sales after adjustment for this unusual week would have been 5.3% for the first half of 2005. Restaurant sales of our consolidated other concepts were slightly up for the first half as a result of opening the first location in Orlando, FL of our new chain of casual dining restaurants, offset by a decrease in sales for a concept restaurant sold in January 2005. We believe that improved economic conditions in the United States, improvement in our operational controls and upgraded field and store management, combined with selective price increases implemented in 2004, and higher check averages accounted for the improvements. This was offset somewhat by fewer transactions during the period as, notwithstanding the increases in the mall traffic, the time customers spend in a mall appears to be less.

Franchise related revenues increased to $6.4 million for the first half of 2005 from $6.0 million in the first half of 2004. The increase was attributed to additional locations opened during the last twelve months (net of closed locations) and a slight increase in comparable sales.

Cost of food and paper products as a percentage of restaurant  sales improved by
1.6 percentage points to 20.9% for the 2005 year to date period from 22.5% for the year to date period ended July 11, 2004. The cost of cheese in the first half of 2005 averaged approximately $1.73 per pound compared to an average of approximately $1.89 per pound for the first half of 2004. This $.16 per pound improvement in cheese cost accounted for $0.7 million or 0.4 percentage points of the improvement. Improved operational controls, combined with selective price increases implemented in 2004 primarily produced the remainder of the improvement in our cost of sales as a percentage of restaurant sales.

Payroll and other employee benefits as a percentage of restaurant sales, improved to 27.9% in the first half of 2005 from 28.7% in the first half of 2004. The improvement was primarily a result of the improved sales. Payroll costs for the first half of 2005 decreased by $.8 million resulting from better management of staff levels and less restaurants in operation as compared to the second half of 2004.

Other operating costs increased by $2.3 million for the year to date period ended July 17, 2005 over the second quarter of 2004 and as a percentage of restaurant sales increased to 38.2% from 37.3%. The increase was primarily related to an increase in restaurant management bonuses of approximately $1.6 million resulting from our improved profits, as well as an increase in occupancy and other costs.

General and administrative expenses were $14.3 million for the second quarter of 2005 as compared to $13.5 million the second quarter of 2004. The increase was primarily due to $1 million in bonuses accrued over the amount accrued for the first half of 2004 as a result of our improved operating performance in the second quarter.

Interest expense of $16.6 million for the first half of 2005 and 2004 relates primarily to the 11%, $255 million senior notes we issued to finance our going private transaction and the 8.4%, $16 million mortgage loan on our corporate headquarters.

Equity in the net income (loss) of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. Our equity in the overall profits of those concepts decreased by $0.8 million in the first half of 2005 from the first half of 2004 as a result of a decline in traffic in our steakhouse joint venture. We opened a new steakhouse in the beginning of the third quarter of 2005. We do not have any further expansion plans for this venture.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our liquidity requirements relate to debt service, capital expenditures, working capital, investments in other ventures, distributions to shareholders when permitted under the indenture for the senior notes and to repay any borrowings we may make under our line of credit agreement and general corporate purposes. We incur annual cash interest expense of approximately $29 million under the senior notes and mortgage loan and may incur additional interest expense for borrowings under our line of credit. We are not required to make principal payments, absent the occurrence of certain events, on our senior notes until they mature in September 2009. We believe that aggregate restaurant capital expenditures and our investments in joint ventures for all of 2005 will approximate $14 million.

We expect our primary sources of liquidity to meet current requirements will be cash flow from operations. In July 2005, we obtained a three year line of credit from Commerce Bank to replace our former revolving credit facility. Under our new line of credit we currently have the ability to borrow up to $10 million with a sub-limit for letters of credit of $5 million. We do not presently expect to borrow under our line of credit except for required letters of credit. The maximum amount available under our line of credit, after giving effect to outstanding letters of credit, was $8.2 million at August 17, 2005.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements do not materially differ from the information disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 2, 2005.

SOURCES AND USES OF CASH

The following table summarizes our cash and cash equivalents and working capital as at the end of the first half of 2005 and 2004, respectively and the sources and uses of our cash flows during the twenty eight weeks ended in each of the respective years:

                                              TWENTY EIGHT WEEKS ENDED
                                            JULY 17, 2005   JULY 11, 2004
                                            -------------   -------------
                                                   (IN MILLIONS)

         LIQUIDITY AT THE END OF PERIOD

         Cash and cash equivalents             $  50.7       $  39.3
         Working capital                          30.5          23.2

         NET CASH FLOWS FOR THE PERIOD

         Used in operating activities             (9.5)        (13.0)
         Used in investing activities             (2.7)         (3.9)
         Used in financing activities              (.1)         (0.3)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations.

Net cash used in operating activities was $9.5 million for the twenty - eight weeks ended July 17, 2005 compared to $13.0 million used during the twenty eight weeks ended July 11, 2004. The decrease in net cash used in operating activities is primarily related to the change in prepaid expenses resulting from the timing of our insurance payments.

Net cash used in investing activities has historically been primarily for capital expenditures. Net cash used in investing activities decreased by $1.2 million to $2.7 million for the twenty eight weeks ended July 17, 2005 from $3.9 million for the twenty eight weeks ended July 11, 2004 primarily due to less property and equipment purchased in 2005 as compared to 2004.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Accounting policies often require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the twenty eight weeks ended July 17, 2005, there were no material changes in our accounting policies discussed under the heading "Critical Accounting Policies and Judgments" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 whose application may have the most significant effect on our reported results of operations or financial position and that require judgments estimates and assumptions by management that can affect their application from the matters. However, beginning with our next quarter, we may be required, under a new FASB Staff Position, to expense, rather than capitalize rental costs incurred during construction periods.


CERTAIN RELATIONSHIPS AND TRANSACTIONS

During the first half of 2005, there were no changes in related party transactions discussed under the heading "Certain Relationships and Related Transactions" in Part II, Item 13 of our Annual Report on Form 10-K for the year ended January 2, 2005.

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

         o changes in population and traffic patterns, including the effects that military action and terrorism or other events may have on the willingness of consumers to frequent malls, airports or downtown areas which are the predominant areas in which our restaurants are located;
         o        our ability to continue to attract franchisees;
         o the success of our present, and any future, joint ventures and other expansion opportunities;
         o the availability of food (particularly cheese and tomatoes), beverage and paper products at current prices;
         o        our ability to pass along cost increases to our customers;
         o        increases in the Federal minimum wage;
         o        the continuity of services of members of our senior management team;
         o our ability to attract and retain competent restaurant and executive managerial personnel;
         o        competition;
         o        the level of,  and our  ability  to  comply  with,  government regulations;
         o our ability to generate sufficient cash flow to make interest payments and principal under our senior notes and line of credit;
         o our ability to comply with covenants contained in the indenture under which the senior notes are issued, as well as the covenants contained in our line of credit facility and mortgage, and the ability of the joint ventures in which we participate to comply with the covenants contained in their loan agreements (obligations under which agreements are guaranteed in whole or in part by us), and the effects which the restrictions imposed by those covenants may have on our ability and the ability of the joint ventures to operate our respective businesses; and
         o        our  ability  to  repurchase  our  senior  notes to the extent required in the event we make certain asset sales or experience a change of control.

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

ITEM 1.           LEGAL PROCEEDINGS

         In May 2002, the landlord of a joint venture to which we are a party filed a complaint against Sbarro in the Supreme Court of New York for Westchester County alleging that we were obligated to it, pursuant to a Guaranty Agreement we executed, for all rent during the remaining lease based on an alleged breach of the lease by the tenant, a subsidiary of Sbarro. We believed that our guarantee was limited in amount while the landlord alleged that the guarantee covers all amounts that would become due during the remaining lease term. The court issued a ruling in November 2003 which limited our liability, which we estimated at $500,000. The landlord appealed this decision. Given the uncertainty of the results of an appeal and liability we would have by reason of a reversal, we settled the matter for $800,000, of which $500,000 and $300,000 was recorded in 2003 and 2004, respectively.

         On or about June 6, 2005, two separate purported class actions alleging virtually identical claims were filed against Sbarro and over 100 other defendants. One action was filed in the Circuit Court of the State of Florida in Hillsbury County and the other action was filed in United States District Court for the Middle District of Florida. All of the other named defendants are well recognized quick service and/or casual dining entities. The suits allege that defendants violated various Florida State and Federal Statutes by charging sales tax on the retail sales of natural bottled waters. We have joined with a number of the other defendants in defending these cases on a joint defense basis. As this case is in the preliminary stages, it is difficult to ascertain what, if any, exposure we have in the matter. Based upon conversations with counsel and other defendants and the fact that all sales tax received on the sale of bottled water was remitted to the appropriate state authorities, it appears unlikely, at this time, that the case will result in a material liability to us.

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

Future borrowings under our line of credit (none are currently outstanding) will be at rates that float with the market and, therefore, will be subject to fluctuations in interest rates. Our $255 million senior notes bear a fixed interest rate of 11%. We are not a party to, and do not expect to enter into any interest rate swaps or other instruments to hedge interest rates.

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

ITEM 4.       CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES:

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of l934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are not effective for the reasons specified below.

In connection with our 2004 year ended closing process and the delay in the filing of our Form 10-K for that year, we identified two issues which we are in the process of (but have not as yet completed) rectifying:

         o We had insufficient staffing in the accounting and reporting function and certain changes in management and accounting personnel during the course of the audit of our fiscal 2004 financial statements which strained our existing resources. We are close to completing the process of upgrading our finance, accounting and internal control functions to add personnel of skills and training that will not only enable us to accelerate the audit closing function but also will expand the numbers of members of our staff with knowledge of technical accounting literature.

         o Our existing accounting resources were further strained by our need to analyze the impact of the views of the Staff of the Securities and Exchange Commission set forth in a letter dated February 7, 2005 from the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the American Institute of Public Accountants concerning the accounting for operating leases, which has effected many companies with significant leases. We have evaluated computer software programs that can provide the requisite lease analysis in the future and are in the process of updating that database and providing training to senior accountants to ensure, on a prospective basis, the proper accounting, reporting, documentation and application of SFAS No. 13, "Accounting for Leases" and FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases."

PART II.   OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         In May 2002, the landlord of a joint venture to which we are a party filed a complaint against Sbarro in the Supreme Court of New York for Westchester County alleging that we were obligated to it, pursuant to a Guaranty Agreement we executed, for all rent during the remaining lease based on an alleged breach of the lease by the tenant, a subsidiary of Sbarro. We believed that our guarantee was limited in amount while the landlord alleged that the guarantee covers all amounts that would become due during the remaining lease term. The court issued a ruling in November 2003 which limited our liability, which we estimated at $500,000. The landlord appealed this decision. Given the uncertainty of the results of an appeal and liability we would have by reason of a reversal, we settled the matter for $800,000, of which $500,000 and $300,000 was recorded in 2003 and 2004, respectively.

         On or about June 6, 2005, two separate purported class actions alleging virtually identical claims were filed against Sbarro and over 100 other defendants. One action was filed in the Circuit Court of the State of Florida in Hillsbury County and the other action was filed in United States District Court for the Middle District of Florida. All of the other named defendants are well recognized quick service and/or casual dining entities. The suits allege that defendants violated various Florida State and Federal Statutes by charging sales tax on the retail sales of natural bottled waters. We have joined with a number of the other defendants in defending these cases on a joint defense basis. As this case is in the preliminary stages, it is difficult to ascertain what, if any, exposure we have in the matter. Based upon conversations with counsel and other defendants and the fact that all sales tax received on the sale of bottled water was remitted to the appropriate state authorities, it appears unlikely, at this time, that the case will result in a material liability to us.

ITEM 6.       EXHIBITS

         EXHIBIT
         NUMBER                             DESCRIPTION
         ------                             -----------

       *+10.01 Employment agreement dated July 26, 2005 between Sbarro, Inc. and Peter J. Beaudrault (Exhibit 99.1 to our Form 8-K filed July 29, 2005, File No. 002-96807).

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

----------
* Incorporated by reference to the document indicated.
+ Management contract or compensatory plan

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SBARRO, INC.
                                             -----------------------------------
                                             Registrant

Date:    August 30, 2005                     By: /s/ Peter Beaudrault
         ---------------                         -------------------------------
                                             Peter Beaudrault
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date:    August 30, 2005                     By: /s/ Anthony J. Puglisi
         ---------------                         -------------------------------
                                             Anthony J. Puglisi
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER                             DESCRIPTION
         ------                             -----------

       *+10.01 Employment agreement dated July 26, 2005 between Sbarro, Inc. and Peter J. Beaudrault (Exhibit 99.1 to our Form 8-K filed July 29, 2005, File No. 002-96807)

         31.01    Certification  of  Principal  Executive  Officer  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.02 Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.01    Certification  of  Principal  Executive  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         32.02 Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Incorporated by reference to the document indicated.
+ Management contract or compensatory plan