Form 10-Q
period 2005-10-09
SBARRO INC
filed 2005-11-21
CIK 766004

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED OCTOBER 9, 2005           COMMISSION FILE NUMBER 333-90817


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
*YES      X                NO
    --------------           ---------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).   YES               NO    X
                                                 -----------       -------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN
RULE 12B-2 OF THE EXCHANGE ACT). YES            NO   X
                                    ---------     ----------

THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF NOVEMBER 21, 2005 WAS 7,064,328.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
*THIS FORM 10-Q IS VOLUNTARILY SUBMITTED PURSUANT TO A REQUIREMENT CONTAINED IN THE INDENTURE GOVERNING SBARRO, INC.'S SENIOR NOTES DUE 2009.

                                  SBARRO, INC.

                                 FORM 10-Q INDEX
                                 ---------------


PART I.      FINANCIAL INFORMATION                                         PAGES


Consolidated Financial Statements:

     Balance Sheets - October 9, 2005 (unaudited) and January 2, 2005........3-4

     Statements of Operations (unaudited) - Forty Weeks and Twelve
        Weeks ended October 9, 2005 and October 3, 2004......................5-6

     Statements of Cash Flows (unaudited) - Forty Weeks ended
          October 9, 2005 and October 3, 2004................................7-8

     Notes to Unaudited Consolidated Financial Statements...................9-24

Management's Discussion and Analysis of Financial Condition and Results
    of Operations..........................................................25-34

Qualitative and Quantitative Disclosures of Market Risk.......................35

Controls and Procedures....................................................35-36

PART II.     OTHER INFORMATION................................................36

PART I - FINANCIAL INFORMATION


ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS


                          SBARRO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                      (IN THOUSANDS)
                                                                       OCTOBER 9, 2005           JANUARY 2, 2005
                                                                       ---------------           ---------------
                                                                         (UNAUDITED)
Current assets:
     Cash and cash equivalents                                               $43,549                   $63,000
     Receivables, net of allowance for doubtful
        accounts of $431 at October 9, 2005 and  January 2, 2005:
           Franchise                                                           2,048                     1,846
           Other                                                               1,894                     1,680
                                                                               -----                  --------
                                                                               3,942                     3,526

      Inventories                                                              2,035                     2,809
      Prepaid expenses                                                         9,821                     3,877
      Current portion of loans receivable from
          shareholders and officers                                                -                        46
                                                                          ----------                 ---------
          Total current assets                                                59,347                    73,258

Property and equipment, net                                                   83,689                    88,465
Trademarks                                                                   195,916                   195,916
Goodwill                                                                       9,204                     9,204
Deferred financing costs, net                                                  3,810                     4,521
Loans receivable from shareholders and officers,
      less
           current portion                                                     5,595                     5,602
Other assets                                                                   7,123                     7,647
                                                                          ----------                ----------
                                                                            $364,684                  $384,613
                                                                          ==========                ==========


            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                       LIABILITIES & SHAREHOLDERS' EQUITY


                                                                            (IN THOUSANDS EXCEPT SHARE DATA)
                                                                       OCTOBER 9, 2005           JANUARY 2, 2005
                                                                       ---------------           ---------------
                                                                         (UNAUDITED)
Current liabilities:
     Accounts payable                                                         $8,309                   $11,593
     Accrued expenses                                                         19,865                    20,748
     Accrued interest payable                                                  1,708                     8,181
     Current portion of mortgage payable                                         194                       182
                                                                            --------                  ---------
             Total current liabilities                                        30,076                    40,704

Deferred rent                                                                 10,171                    10,226

Long-term debt, net of original issue
     discount                                                                268,478                   268,349

Commitments and Contingencies

Shareholders' equity:
     Preferred stock, $1 par value; authorized
          1,000,000 shares; none issued                                            -                         -
     Common stock, $.01 par value; authorized
          40,000,000 shares; issued and outstanding
          7,064,328 shares                                                        71                        71
     Additional paid-in capital                                                   10                        10
     Retained earnings                                                        55,878                    65,253
                                                                          ----------                ----------
     Total shareholders' equity                                               55,959                    65,334
                                                                          ----------                ----------
                                                                            $364,684                  $384,613
                                                                          ==========                ==========




            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                               FOR THE FORTY WEEKS ENDED
                                                                                    (IN THOUSANDS)
                                                                       OCTOBER 9, 2005           OCTOBER 3, 2004
                                                                       ---------------           ---------------
Revenues:
     Restaurant sales                                                       $236,318                  $233,587
     Franchise related income                                                  9,285                     8,885
     Real estate and other                                                     4,884                     4,762
                                                                          ----------                ----------
            Total revenues                                                  250,487                    247,234
                                                                          ----------                ----------

Costs and expenses:
     Cost of food and paper products                                          49,026                    52,015
     Payroll and other employee benefits                                      66,198                    66,109
     Other operating costs                                                    88,133                    86,039
     Depreciation and amortization                                            12,239                    12,388
     General and administrative costs                                         19,867                    18,798
     Asset impairment and restaurant closings                                    300                       560
                                                                          ----------                ----------
         Total costs and expenses                                            235,763                   235,909
                                                                          ----------                ----------

Operating income                                                              14,724                    11,325
                                                                          ----------                ----------

Other (expense) income:
     Interest expense                                                        (23,679)                  (23,697)
     Interest income                                                             869                       468
     Equity in net income (loss) of unconsolidated
       affiliates                                                               (254)                      678
                                                                          ----------                ----------
         Net other expense                                                   (23,064)                  (22,551)
                                                                          ----------                ----------

Loss before income taxes                                                      (8,340)                  (11,226)

Income taxes                                                                   1,035                       520
                                                                          ----------                ----------

Net loss                                                                     ($9,375)                 ($11,746)
                                                                          ==========                ==========

            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               FOR THE TWELVE WEEKS ENDED
                                                                                    (IN THOUSANDS)
                                                                       OCTOBER 9, 2005           OCTOBER 3, 2004
                                                                       ---------------           ---------------

Revenues:
     Restaurant sales                                                      $74,533                   $74,057
     Franchise related income                                                2,927                     2,894
     Real estate and other                                                   1,866                     1,355
                                                                         ----------                ----------
            Total revenues                                                  79,326                    78,306

Costs and expenses:
     Cost of food and paper products                                        15,280                    16,069
     Payroll and other employee benefits                                    21,120                    20,258
     Other operating costs                                                  26,375                    26,578
     Depreciation and amortization                                           3,609                     3,726
     General and administrative costs                                        5,613                     5,328
     Asset impairment and restaurant closings                                  100                       185
                                                                         ----------                ----------
         Total costs and expenses                                           72,097                    72,144
                                                                         ----------                ----------

Operating income                                                             7,229                     6,162


Other (expense) income:
     Interest expense                                                       (7,102)                   (7,114)
     Interest income                                                           251                       144
     Equity in net loss of unconsolidated affiliates                          (230)                      (70)
                                                                         ----------                ----------
         Net other expense                                                  (7,081)                   (7,040)
                                                                         ----------                ----------

Income (loss) before income taxes                                              148                      (878)

Income taxes                                                                   471                       151
                                                                         ----------                ----------


Net loss                                                                     ($323)                  ($1,029)
                                                                         ==========                ==========



            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                          FOR THE FORTY WEEKS ENDED
                                                                                                (IN THOUSANDS)
                                                                                    OCTOBER 9, 2005      OCTOBER 3, 2004
                                                                                    ---------------      ---------------
OPERATING ACTIVITIES:
       Net Loss                                                                            ($9,375)             ($11,746)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization                                                  12,239                12,388
             Amortization of senior notes discount                                             321                   292
             Amortization of deferred financing costs                                          711                   740
             Asset impairment and restaurant closings                                          300                   560
             Decrease in deferred rent, net                                                     55                   282
             Equity in net (income) loss of unconsolidated affiliates                          254                  (678)
                                                                                              ----                 -----
                                                                                             4,505                 1,838

       Changes in operating assets and liabilities
             Increase in receivables                                                          (416)                 (400)
             Decrease in inventories                                                           774                   191
             Increase in prepaid expenses                                                   (5,944)               (6,770)
             Decrease in other assets                                                           22                   207
             Decrease in accounts payable and accrued expenses                              (3,694)               (2,225)
             Decrease in accrued interest expenses                                          (6,473)               (6,473)
                                                                                            -------               -------

                  Net cash used in operating activities                                   ($11,226)             ($13,632)
                                                                                          =========             =========




                                   (Continued)

                          SBARRO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          FOR THE FORTY WEEKS ENDED
                                                                                                (IN THOUSANDS)
                                                                                    OCTOBER 9, 2005      OCTOBER 3, 2004
                                                                                    ---------------      ---------------

INVESTING ACTIVITIES:
       Purchase of property plant and equipment                                           ($9,029)              ($6,206)
       Proceeds from sale of joint venture property and equipment                             300                     -
       Distribution received from unconsolidated affiliates                                   603                   305
                                                                                              ----                  ---

             Net cash used in investing activities                                         (8,126)               (5,901)


FINANCING ACTIVITIES:
       Mortgage principal repayment                                                          (151)                 (139)
       Tax distributions                                                                        -                  (682)
       Reduction in loans receivable from officers                                             52                   506
                                                                                               ---                  ---

             Net cash used in financing activities                                            (99)                 (315)
                                                                                              ----                 -----

       Decrease in cash and cash equivalent                                               (19,451)              (19,848)

       Cash and cash equivalents at beginning of period                                    63,000                56,409
                                                                                           ------                ------

       Cash and cash equivalents at end of period                                         $43,549               $36,561
                                                                                          =======               =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid for:
             Income taxes                                                                  $1,448                  $285
                                                                                           ======                  ====
             Interest                                                                     $29,118               $29,138
                                                                                          =======               =======


            See notes to unaudited consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles in the United States. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of our consolidated financial position at October 9, 2005 and consolidated results of operations and cash flows for the forty weeks ended October 9, 2005 and October 3, 2004 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the year ended January 2, 2005.

         Certain  items  in  the  financial   statements   presented  have  been
         reclassified to conform to the 2005 presentation.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period." This FSP affects companies engaged in construction activities on buildings and/or grounds accounted for as operating leases. It requires the expensing of rental costs associated with these leases, starting on the date the lessee is given control of the premises effective for reporting periods beginning after December 15, 2005. We previously had a policy of capitalizing rental costs during construction and have changed our policy effective immediately. We do not anticipate that this change will have a material effect on our consolidated financial statements.

3.       DEBT:

         SENIOR NOTES:

         The $255 million of 11% senior notes that we issued in 1999 are due September 15, 2009. Interest is payable semi-annually on March 15 and September 15 of each year. Our payment obligations under the senior notes are jointly, severally, unconditionally and irrevocably guaranteed by all of Sbarro's current Restricted Subsidiaries (as defined in the indenture under which the senior notes are issued) and are to be similarly guaranteed by our future Restricted Subsidiaries. The senior notes and the subsidiary guarantees are senior unsecured obligations of Sbarro and the guaranteeing subsidiaries, respectively, ranking equally in right of payment to all of our and their respective present and future senior debt, including amounts outstanding under the bank line of credit agreement discussed below.

                         SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The indenture permits redemption of the senior notes at our option at varying redemption prices and requires us to offer to purchase senior notes in the event of a Change of Control and in connection with certain Asset Sales (each as defined).

         The indenture contains various covenants that limit our ability to borrow funds, other than certain permitted indebtedness, to make "restricted payments" including, among other things, dividend payments, and to make investments in, among other things, unrestricted subsidiaries. The indenture permits us to make distributions to shareholders pursuant to a tax payment agreement between us and our shareholders that is designed to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and such income were taxed at the highest applicable federal and New York State marginal income tax rates.

         Among other covenants, the indenture requires that, in order for us to borrow, our consolidated interest ratio coverage (as defined in the indenture), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters must be at least 2.5 to 1. As of October 9, 2005, that ratio was 1.4 to 1.00. As a result, we are not presently able to borrow funds except for the specifically permitted indebtedness, including up to $75 million of revolving credit loans.

         In order to make restricted payments, that ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture. We refer to the amount that is available for us to make dividends and other restricted payments as the "restricted payment availability." We cannot make restricted payments (other than distributions pursuant to the tax payment agreement) until we meet the
         2.0 to 1 consolidated interest ratio coverage and we increase the restricted payment availability by approximately $36.6 million, and then only to the extent of any excess over that amount.

         LINE OF CREDIT:

         In July 2005, we obtained a three year line of credit from Commerce Bank to replace our former uncommitted revolving credit facility. Under the Commerce Bank line of credit, we currently have the ability to borrow up to $10 million, with a sub-limit for letters of credit of $5 million. Interest applicable to the loans under the line of credit is at the bank's LIBOR rate plus 1.5% at the time of any borrowings for interest periods of 1, 2, 3 or 6 months. The line expires in July 2008. The credit facility contains various covenants, including a minimum coverage ratio of at least 1.0 to 1.0 at the end of each quarter on a rolling four quarter basis. The minimum coverage ratio is primarily a ratio of EBITDA (less unfinanced capital expenditures) to the current maturity of long term indebtedness and interest expense. There are currently $2.1 million of letters of credit outstanding under the new facility.

                         SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         MORTGAGE:

         In March 2000, one of our subsidiaries obtained a $16 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The outstanding principal balance of the loan as of October 9, 2005 was $15.2 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual debt service of at least
         1.2 to 1.0.

         We were in compliance with all covenants in the indenture for the senior notes, line of credit and mortgage as of October 9, 2005.



         GUARANTEE ARRANGEMENTS PERTAINING TO OTHER CONCEPTS:

         We are party to separate financial guarantees to a bank for two of our other joint venture concepts. One of these joint venture concepts was not in compliance with its covenants with respect to the twelve months ended October 9, 2005. Our guarantee is limited to the percent of our investment in this concept. A waiver of this noncompliance has been obtained. There can be no assurance that this joint venture concept will not need to obtain amendments or additional waivers of covenants under its debt agreement. To varying degrees, our guarantee involves elements of performance and credit risk. The possibility of our having to honor our guarantee is largely dependent upon the future operation of the other concepts.

                         SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.       GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS:

         Certain subsidiaries have guaranteed amounts outstanding under our senior notes and line of credit. Each of the guaranteeing subsidiaries is our direct or indirect wholly owned subsidiary and each has fully and unconditionally guaranteed the senior notes and the line of credit on a joint and several basis.

         The following condensed consolidating financial information presents:

         (1) Condensed unaudited consolidating balance sheets as of October 9, 2005 and January 2, 2005 and unaudited statements of operations for the forty weeks and twelve weeks ended October 9, 2005 and October 3, 2004 and unaudited statements of cash flows for the forty weeks ended October 9, 2005 and October 3, 2004 of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

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

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATING BALANCE SHEET
                              AS OF OCTOBER 9, 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                     ASSETS


                                                                GUARANTOR        NONGUARANTOR                     CONSOLIDATED
                                              PARENT          SUBSIDIARIES       SUBSIDIARIES   ELIMINATIONS           TOTAL
                                              ------          ------------       ------------   ------------           -----

Current assets:

  Cash and cash equivalents                     $  38,213        $   4,153        $   1,183              -         $  43,549
  Receivables less allowance for
      doubtful accounts of $431
      Franchise                                     2,048                -                -              -             2,048
      Other                                           451            1,149              294              -             1,894
                                                ---------        ---------        ---------      ---------         ---------
                                                    2,499            1,149              294              -             3,942

  Inventories                                         905            1,074               56              -             2,035
  Prepaid expenses                                  7,702            2,129              (10)             -             9,821
                                                ---------        ---------        ---------      ---------         ---------
      Total current assets                         49,319            8,505            1,523              -            59,347

  Intercompany receivables                          2,403          444,770           (4,371)      (442,802)                -

  Investment in subsidiaries                       67,570            1,945                -        (69,515)                -

  Property and equipment, net                      33,301           47,450            2,938              -            83,689
  Trademarks, net                                 195,916                -                -              -           195,916
  Goodwill                                          9,204                -                -              -             9,204
  Deferred financing costs, net                     3,644              166                -              -             3,810
  Loans receivable from shareholders and            5,595                -                -              -             5,595
         officers
  Other assets                                      5,561            1,537               25              -             7,123
                                                ---------        ---------        ---------      ---------         ---------
                                                $ 372,513        $ 504,373        $     115      $(512,317)        $ 364,684
                                                =========        =========        =========      =========         =========



                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET
                                   (CONTINUED)
                              AS OF OCTOBER 9, 2005
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)
                        LIABILITIES & SHAREHOLDERS EQUITY



                                                                  GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                                    PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                    ------       ------------   ------------   ------------        -----
Current liabilities:
     Accounts payable                               $   7,747      $     123      $     439              -          8,309
     Accrued expenses                                  16,863          2,622            380              -         19,865
     Accrued interest payable                           1,708              -              -              -          1,708
     Current portion of mortgage payable                    -            194              -              -            194
                                                    ---------      ---------      ---------      ---------      ---------
         Total current liabilities                     26,318          2,939            819              -         30,076

     Intercompany payables                            442,802              -              -       (442,802)             -

     Deferred rent                                      9,860              -            311              -         10,171

     Long-term debt, net of original issue
         discount                                     253,499         14,979              -              -        268,478


  Shareholders' equity (deficit):
     Preferred stock, $1 par value;
       authorized 1,000,000 shares;
       none issued                                          -              -              -              -              -
     Common stock, $.01 par value;
       authorized 40,000,000 shares;
       issued and outstanding 7,064,328
       shares                                              71              -              -              -             71
     Additional paid-in capital                       (65,479)       133,671          3,018        (71,200)            10
     Retained earnings (deficit)                     (294,559)       352,784         (4,033)         1,686         55,878
                                                    ---------      ---------      ---------      ---------      ---------

                                                     (359,967)       486,455         (1,015)       (69,514)        55,959
                                                    ---------      ---------      ---------      ---------      ---------
                                                    $ 372,512      $ 504,373      $     115      $(512,316)     $ 364,684
                                                    =========      =========      =========      =========      =========


                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 2, 2005
                                 (IN THOUSANDS)
                                     ASSETS


                                                             GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                               PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        TOTAL
                                               ------      ------------    ------------     ------------        -----

Current assets:

    Cash and cash equivalents                   $57,150          $4,680         $1,170         $      -         $63,000
    Receivables, net of allowance for
      doubtful accounts of $431
           Franchise                              1,846               -              -                -           1,846
           Other                                     53           1,053            574                -           1,680
                                                     --           -----            ---      -----------           -----
                                                  1,899           1,053            574                -           3,526

     Inventories                                  1,204           1,465            140                -           2,809
     Prepaid expenses                             4,020            (199)            56                -           3,877
     Current portion of loans receivable
           from shareholders and officers            46               -              -                -              46
                                               --------       ---------      ---------      -----------          ------
           Total current assets                  64,319           6,999          1,940                -          73,258

Intercompany receivables                            406         439,364         (1,875)        (437,895)              -

Investment in subsidiaries                       67,570           1,944              -          (69,514)              -

Property and equipment, net                      33,307          50,799          4,359                -          88,465
Trademarks, net                                 195,916               -              -                -         195,916
Goodwill, net                                     9,204               -              -                -           9,204
Deferred financing costs, net                     4,326             195              -                -           4,521
Loans receivable from officers, less
    current portion                               5,602               -              -                -           5,602
Other assets                                      5,906           1,720             21                -           7,647
                                                  -----           -----             --         --------           -----
                                               $386,556        $501,021         $4,445        $(507,409)       $384,613
                                               ========        ========         ======        ==========       ========

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATING BALANCE SHEET
                                   (CONTINUED)
                              AS OF JANUARY 2, 2005
                        (IN THOUSANDS EXCEPT SHARE DATA)
                       LIABILITIES & SHAREHOLDERS' EQUITY


                                                                     GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                                       PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                       ------      ------------    ------------     ------------       -----

Current liabilities:
     Accounts payable                                   $10,877           $190            $526            $    -         $11,593
     Accrued expenses                                    16,802          2,474           1,472                 -          20,748
     Accrued interest payable                             8,181              -               -                 -           8,181
     Current portion of mortgage payable                     -             182               -                 -             182
                                                        -------         ------       ---------          --------         -------
         Total current liabilities                       35,860          2,846           1,998                 -          40,704
                                                        -------         ------       ---------          --------         -------

Intercompany payables                                   437,895              -               -          (437,895)              -
                                                        -------         ------       ---------          --------         -------

Deferred rent                                             9,811              -             415                 -          10,226
                                                        -------         ------       ---------          --------         -------

Long-term debt, net of original issue discount          253,207         15,142               -                 -         268,349
                                                        -------         ------       ---------          --------         -------


Shareholders' equity (deficit):
     Preferred stock, $1 par value;
      authorized   1,000,000 shares; None issued
     Common stock, $.01 par value: authorized
      40,000,000 shares; issued and outstanding
      7,064,328 shares                                       71              -               -                 -              71
     Additional paid-in capital                         (65,479)       133,671           3,018           (71,200)             10
     Retained earnings (deficit)                       (284,809)       349,362            (986)            1,686          65,253
                                                       ---------       -------            -----            -----          ------
                                                       (350,217)       483,033           2,032           (69,514)         65,334
                                                       ---------       -------           -----           --------         ------
                                                       $386,556       $501,021          $4,445         $(507,409)       $384,613
                                                       ========       ========          ======         ==========       ========


                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FORTY WEEKS ENDED OCTOBER 9, 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                  GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                                    PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                    ------       ------------   ------------   ------------        -----
 Revenues:
      Restaurant sales                              $ 105,020      $ 123,576      $   7,722              -        236,318
      Franchise related income                          9,285              -              -              -          9,285
      Real estate and other                             2,675          2,192             17              -          4,884
      Intercompany charges                                 50              -              -            (50)             -
                                                    ---------      ---------      ---------      ---------      ---------

          Total revenues                              117,030        125,768          7,739            (50)       250,487
                                                    ---------      ---------      ---------      ---------      ---------

 Costs and expenses:
      Cost of food and paper products                  19,656         27,153          2,217              -         49,026
      Payroll and other employee benefits              28,819         34,447          2,932              -         66,198
      Other operating costs                            39,997         45,985          2,151              -         88,133
      Depreciation and amortization                     5,525          6,215            499              -         12,239
      General and administrative                       12,023          7,396            448              -         19,867
      Asset impairment and restaurant
           closings                                       300              -              -              -            300
      Intercompany charges                                  -             50              -            (50)             -
                                                    ---------      ---------      ---------      ---------      ---------

        Total costs and expenses                      106,320        121,246          8,247            (50)       235,763
                                                    ---------      ---------      ---------      ---------      ---------

 Operating income (loss)                               10,710          4,522           (508)             -         14,724

 Other (expense) income:
      Interest expense                                (22,582)        (1,097)             -              -        (23,679)
      Interest income                                     864              -              5              -            869
      Equity in net income of unconsolidated
          affiliates                                     (254)             -              -              -           (254)
                                                    ---------      ---------      ---------      ---------      ---------

        Net other expense                             (21,972)        (1,097)             5              -        (23,064)
                                                    ---------      ---------      ---------      ---------      ---------

 Income (loss) before income taxes                    (11,262)         3,425           (503)             -         (8,340)

 Income taxes                                           1,035              -              -              -          1,035
                                                    ---------      ---------      ---------      ---------      ---------

 Net income (loss)                                  $ (12,297)     $   3,425      $    (503)       $     -      $  (9,375)
                                                    =========      =========      =========      =========      =========


                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FORTY WEEKS ENDED OCTOBER 3, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Revenues:
    Restaurant sales                         $101,279        $121,128        $11,180                -        $233,587
    Franchise related income                    8,885               -              -                -           8,885
    Real estate and other                       2,569           2,193              -                -           4,762
    Intercompany charges                        8,319               -              -          ($8,319)              -
                                              -------         -------         ------           -------        -------
       Total revenues                         121,052         123,321         11,180           (8,319)        247,234
                                              -------         -------         ------           -------        -------

Cost and expenses:
    Cost of food and paper products            21,064          27,898          3,053                -          52,015
    Payroll and other employee benefits        26,389          35,968          3,752                -          66,109
    Other operating costs                      39,812          43,041          3,186                -          86,039
    Depreciation and amortization               5,345           6,346            697                -          12,388
    General and administrative                 11,148           7,626             24                -          18,798
    Asset impairment and restaurant
            closings                              560               -              -                -             560
    Intercompany charges                            -           8,319              -           (8,319)              -
                                              -------           -----              -           -------              -
              Total costs and expenses        104,318         129,198         10,712           (8,319)        235,909
                                              -------         -------         ------           -------        -------

Operating income (loss)                        16,734          (5,877)           468                -          11,325
                                               ------          -------           ---                -          ------

Other (expense) income:
      Interest expense                        (22,588)         (1,109)             -                -         (23,697)
      Interest income                             468               -              -                -             468
      Equity in net income of
            unconsolidated affiliates             678               -              -                -             678

      Net other expense                       (21,442)         (1,109)             -                -         (22,551)
                                              -------         -------         ------           -------        -------

 Income (loss) before income taxes
     (credit)                                  (4,708)         (6,986)           468                -         (11,226)

Income taxes (credit)                             231             310            (21)               -             520
                                              -------         -------         ------           -------        -------

Net income (loss)                             ($4,939)        ($7,296)          $489                -        ($11,746)
                                              ========        ========          ====           =======       =========


                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE TWELVE WEEKS ENDED OCTOBER 9, 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                                    PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                    ------       ------------   ------------   ------------        -----
Revenues:
     Restaurant sales                                   $ 33,937      $ 38,396      $  2,200             -        74,533
     Franchise related income                              2,927             -             -             -         2,927
     Real estate and other                                 1,200           665             1             -         1,866
     Intercompany charges                                     15             -             -           (15)            -
                                                        --------      --------      --------      --------      --------

         Total revenues                                   38,079        39,061         2,201           (15)       79,326
                                                        --------      --------      --------      --------      --------

Costs and expenses:
     Cost of food and paper products                       6,252         8,419           609             -        15,280
     Payroll and other employee benefits                   9,411        10,863           846             -        21,120
     Other operating costs                                12,055        13,830           490             -        26,375
     Depreciation and amortization                         1,580         1,878           151             -         3,609
     General and administrative                            3,433         2,055           125             -         5,613
     Asset impairment and restaurant
          closings                                           100             -             -             -           100
     Intercompany charges                                      -            15             -           (15)            -
                                                        --------      --------      --------      --------      --------

       Total costs and expenses                           32,831        37,060         2,221           (15)       72,097
                                                        --------      --------      --------      --------      --------

Operating income (loss)                                    5,248         2,001           (20)            -         7,229

Other (expense) income:
     Interest expense                                     (6,774)         (328)            -             -        (7,102)
     Interest income                                         249             -             2             -           251
     Equity in net income of unconsolidated
         affiliates                                         (230)            -             -             -          (230)
                                                        --------      --------      --------      --------      --------

       Net other expense                                  (6,755)         (328)            2             -        (7,081)
                                                        --------      --------      --------      --------      --------

Income (loss) before income taxes                         (1,507)        1,673           (18)            -           148

Income taxes                                                 471             -             -             -           471
                                                        --------      --------      --------      --------      --------

Net income (loss)                                       $ (1,978)     $  1,673      $    (18)     $      -      $   (323)
                                                        ========      ========      ========      ========      ========


                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE TWELVE WEEKS ENDED OCTOBER 3, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           GUARANTOR     NONGUARANTOR                      CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS         TOTAL
                                             ------      ------------    ------------     ------------         -----

Revenues:
    Restaurant sales                          $32,627         $37,980         $3,450                -         $74,057
    Franchise related income                    2,894               -              -                -           2,894
    Real estate and other                         705             650              -                -           1,355
    Intercompany charges                        3,334               -              -          ($3,334)              -
                                               ------          ------          -----           -------         ------
       Total revenues                          39,560          38,630          3,450           (3,334)         78,306
                                               ------          ------          -----           -------         ------

Cost and expenses:
    Cost of food and paper products             6,650           8,506            913                -          16,069
    Payroll and other employee benefits         8,054          11,078          1,126                -          20,258
    Other operating costs                      12,535          13,045            998                -          26,578
    Depreciation and amortization               1,584           1,931            211                -           3,726
    General and administrative                  3,846           1,609           (127)               -           5,328
    Asset impairment and restaurant
        closings                                  185               -              -                -             185
    Intercompany charges                            -           3,334              -           (3,334)              -
                                               ------          ------          -----           -------         ------
         Total costs and expenses              32,854          39,503          3,121           (3,334)         72,144
                                               ------          ------          -----           -------         ------

Operating (loss) income                         6,706            (873)           329                -           6,162
                                               ------          ------          -----           -------         ------


Other (expense) income:
    Interest expense                           (6,788)           (326)             -                -          (7,114)
    Interest income                               144               -              -                -             144
    Equity in net income of
         unconsolidated affiliates                (70)              -              -                -             (70)
                                               ------          ------          -----           -------         ------
      Net other expense                        (6,714)           (326)             -                -          (7,040)
                                               ------          ------          -----           -------         ------

Income (loss) before income taxes                  (8)         (1,199)           329                -            (878)

Income taxes (credit)                              63             104            (16)               -             151
                                               ------          ------          -----           -------         ------

Net income (loss)                                ($71)        ($1,303)          $345                -         ($1,029)
                                               =======        ========          ====           =======        ========

                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FORTY WEEKS ENDED OCTOBER 9, 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                                         PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                         ------       ------------   ------------   ------------        -----
OPERATING ACTIVITIES:
---------------------

Net Loss                                                 (12,297)         3,425           (503)             -         (9,375)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation & Amortization                           5,525          6,215            499              -         12,239
     Amortization of senior notes discount                   292             29              -              -            321
     Amortization of deferred financing costs                711              -              -              -            711
     Assets impairment and restaurant closings               300              -              -              -            300
     Increase (decrease) in deferred rent, net               (23)           182           (104)             -             55
     Equity in net loss of unconsolidated affiliates         254              -              -              -            254
                                                         --------    -----------   ------------   ------------      ---------
                                                          (5,238)         9,851           (108)             -          4,505

Changes in operating assets and liabilities
  (Increase) decrease in receivables                        (600)           (96)           280              -           (416)
  (Increase) decrease in inventories                         299            391             84              -            774
  (Increase) in prepaid expenses                          (3,681)        (2,328)            65              -         (5,944)
  (Increase) decrease in other assets                         25             (1)            (2)             -             22
  Decrease in accounts payable and accrued expenses       (3,064)            80           (710)             -         (3,694)
  Increase in accrued interest expenses                   (6,473)             -              -              -         (6,473)
                                                         --------    -----------   ------------   ------------      ---------

Net cash provided by (used in) operating activities      (18,732)         7,897           (391)             -        (11,226)
                                                         --------    -----------   ------------   ------------      ---------


                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (CONTINUED)
                    FOR THE FORTY WEEKS ENDED OCTOBER 9, 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             GUARANTOR     NONGUARANTOR                 CONSOLIDATED
                                                               PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                               ------       ------------   ------------   ------------      -----

INVESTING ACTIVITIES:
---------------------
Purchase of property plant and equipment                       ($ 5,464)     ($ 3,331)     ($   234)              -        ($ 9,029)
Proceeds from sale of joint venture property and equipment          300             -             -               -             300
Distribution received from unconsolidated affiliates                603             -             -               -             603
                                                               ---------    -----------   ------------   ------------      ---------
Net cash used in investing activities                            (4,561)       (3,331)         (234)              -          (8,126)
                                                               ---------    -----------   ------------   ------------      ---------

FINANCING ACTIVITIES:
Mortgage principal repayment                                          -          (151)            -               -            (151)
Reduction in loans receivable from officers                          52             -             -               -              52
Intercompany balances                                             4,307        (4,944)          637               -               -
                                                               ---------    -----------   ------------   ------------      ---------

Net cash used in financing activities                             4,359        (5,095)          637               -             (99)

Decrease in cash and cash equivalent                            (18,934)         (529)           12               -         (19,451)

Cash and cash equivalents at beginning of period                 57,150         4,680         1,170               -          63,000
                                                               ---------    -----------   ------------   ------------      ---------

Cash and cash equivalents at end of period                     $ 38,216      $  4,151      $  1,182         $     -        $ 43,549
                                                               =========    ===========   ============   ============      =========



                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FORTY WEEKS ENDED OCTOBER 3, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   GUARANTOR      NONGUARANTOR                     CONSOLIDATED
                                                     PARENT      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                     ------      ------------     ------------     ------------        -----
OPERATING ACTIVITIES:
---------------------
Net (loss) income                                    ($4,939)       ($7,296)          $489                $-        ($11,746)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities
          Depreciation and amortization                5,258          6,433            697                 -          12,388
          Amortization of senior notes discount          292              -              -                 -             292
          Amortization of deferred financing             711             29              -                 -             740
          Asset impairment and restaurant                                                -
              closings                                   560              -              -                 -             560
   Increase in deferred rent, net                        272             66            (56)                -             282
   Equity in net income of unconsolidated
       affiliates                                       (678)             -              -                 -            (678)
                                                     --------        -------        -------           -------        --------
                                                       1,476           (768)         1,130                 -           1,838

Changes in operating assets and liabilities:
   Decrease (increase) in receivables                   (169)           (86)          (145)                -            (400)
   Increase in inventories                               138             53              -                 -             191
   Increase in prepaid expenses                       (4,024)        (2,439)          (307)                -          (6,770)
   Decrease (increase) in other assets                  (951)             -            336               822             207
   Decrease in accounts payable and accrued
       expenses                                       (1,654)           287           (121)             (737)         (2,225)
   Increase in accrued interest payable               (6,473)             -              -                 -          (6,473)
                                                     --------        -------        -------           -------        --------

 Net cash provided by (used in) operating
      activities                                     (11,657)        (2,953)           893                85         (13,632)
                                                     --------        -------        -------           -------        --------


                          SBARRO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (CONTINUED)
                    FOR THE FORTY WEEKS ENDED OCTOBER 3, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          GUARANTOR       NONGUARANTOR                     CONSOLIDATED
                                           PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS        TOTAL
                                           ------        ------------     ------------    ------------        -----

INVESTING ACTIVITIES:
---------------------
Purchase of property and equipment          ($3,368)        ($2,737)            ($101)           $  -          ($6,206)
Distribution received from
     unconsolidated affiliates                  305               -                                 -              305
                                            -------          -------           -------           ----           -------
Net cash used in investing activities        (3,063)         (2,737)             (101)              -           (5,901)
                                            -------          -------           -------           ----           -------

FINANCING ACTIVITIES:
---------------------
Mortgage principal repayments                     -            (139)                -                             (139)
Tax distribution                               (682)              -                 -               -             (682)
Reduction in loans receivable
from officers                                   506               -                 -               -              506
Intercompany balances                        (2,780)          3,812              (947)            (85)               -
                                             -------          -----              -----            ----               -
   Net cash (used in) provided by
   financing activities                      (2,956)          3,673              (947)            (85)            (315)
                                             -------          -----              -----            ----            -----

Decrease in cash and                        (17,676)         (2,017)             (155)              -          (19,848)
  cash equivalents

Cash and cash equivalents at                 49,515           5,595             1,299               -           56,409
                                            -------          -------           -------           ----           -------
  beginning of period

Cash and cash equivalents at
  end of period                             $31,839          $3,578            $1,144            $  -          $36,561
                                            =======          ======            ======            ====          =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid  for:
    Income taxes                               $117            $141               $27               -             $285
                                            =======          ======            ======            ====          =======
    Interest                                $28,058          $1,080                 -               -          $29,138
                                            =======          ======            ======            ====          =======


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

RESULTS OF OPERATIONS
---------------------

We are a leading owner, operator and franchisor of quick service restaurants ("QSR"), serving a wide variety of Italian specialty foods. We also operate, in certain cases with joint venture partners, a number of other restaurant concepts. The following table summarizes the number of Sbarro owned, franchised and other concept restaurants in operation during each indicated period:

                                                 12 WEEKS         12 WEEKS       40 WEEKS       40 WEEKS
                                                   ENDED            ENDED          ENDED          ENDED
                                                  10/9/05          10/3/04        10/9/05       10/3/04(1)
                                                  -------          -------        -------       ----------

Company-owned Sbarro
 restaurants:
   Open at beginning of period                       496             508             511             533
   Opened during period                                1               -               4               2
  Sold to franchisees                                                                 (1)             (2)
  Closed during period                                (2)             (4)            (19)            (29)
                                                    ----            ----            ----            ----
  Open at end of period                              495             504             495             504
                                                    ====            ====            ====            ====

Franchised Sbarro restaurants (2):
  Open at beginning of period                        435             407             416             364
  Opened during period                                12              17              31              63
  Acquired from Sbarro                                 -               -               1               2
  Closed or terminated during period                  (6)             (3)             (7)             (8)
                                                    ----            ----            ----            ----
  Open at end of period                              441             421             441             421
                                                    ====            ====            ====            ====

Other concepts:
  Open at beginning of period                         26              24              22              27
  Opened during period                                 -               -               4               -
  Closed during period                                (1)              -              (1)             (3)
                                                    ----            ----            ----            ----
  Open at end of period                               25              24              25              24
                                                    ====            ====            ====            ====

All restaurants:
  Open at beginning of period                        957             939             949             924
  Opened during period                                13              17              39              65
  Closed or terminated during period                  (9)             (7)            (27)            (40)
                                                    ----            ----            ----            ----
  Open at end of period                              961             949             961             949
                                                    ====            ====            ====            ====

_______________________
(1) The table above reflects a reclassification of our Umberto mall restaurants from other concepts to company-owned Sbarro restaurants for the twelve and forty weeks ended October 3, 2004.

(2) Includes restaurants, kiosks and carts.

                          SBARRO, INC. AND SUBSIDIARIES

EXECUTIVE OVERVIEW

Sales increased in the first three quarters of 2005 compared to the first three quarters of 2004. Mall traffic has increased as retailers, particularly high end mall based retailers, are serving more customers. In addition, since 2004, we re-energized our QSR operations while continuing to provide a quality product coupled with quality service. We believe our strategy resulted in the significant improvement of our operating results, including higher sales and earnings. Selective price increases, higher check averages, improvements in operational controls and upgraded store management at all levels produced increased sales and improved earnings in both the third quarter and first three quarters of 2005.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Due to the seasonality of our business, until we determine the results of operations for our fourth quarter, we are not able to perform our annual test for impairment on our goodwill and intangible assets with indefinite lives as required by SFAS No. 142, "Goodwill and Other Intangible Assets," and fully evaluate the impairment of long-lived assets as required by SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Any required adjustments are recorded at that time unless impairment factors become evident at an earlier time. We are in the process of assessing the damage of our two New Orleans QSR restaurants which remain closed. Based on the information currently available we have not recorded any impairment or insurance recovery.

                          SBARRO, INC. AND SUBSIDIARIES


RELEVANT FINANCIAL INFORMATION

                                                                TWELVE WEEKS ENDED                  FORTY WEEKS ENDED
                                                        ----------------------------------- -----------------------------------
                                                           OCTOBER 9,        OCTOBER 3,        OCTOBER 9,         OCTOBER 3,
                                                              2005              2004             2005                2004
                                                        ----------------- ----------------- ----------------- -----------------
                                                              (DOLLARS IN MILLIONS)              (DOLLARS IN MILLIONS)

Comparable Sbarro-owned QSR sales(1)                          $71               $70               $224              $220
Comparable Sbarro-owned QSR sales
    percentage change vs. prior
    compared period(1)                                        4.2%              4.7%               4.0%              5.2%
Franchise location sales                                      $66               $62               $207              $189
Franchise revenues                                             $3                $3                 $9                $9
Cost of food and paper products as a
    percentage of restaurant sales                           20.5%             21.7%              20.8%             22.3%
Payroll and other benefits as a percentage of
    restaurant sales                                         28.3%             27.4%              28.0%             28.3%
Other operating expenses as a percentage of
    restaurant sales                                         35.4%             35.9%              37.3%             36.8%
General and administrative costs as a
    percentage of revenues                                    7.1%              7.2%               7.9%              8.0%
EBITDA (2)                                                    $11               $10                $27               $24

----------------------

(1) Comparable Sbarro-owned QSR sales dollar and annual percentage changes are based on locations that were in operation on a continuing basis for all of each period presented. Comparable Sbarro-owned QSR sales for the 40 weeks of 2004 included the week between Christmas and New Year's, a traditionally high traffic week, while the 40 weeks of 2005 did not include that high traffic week (negatively impacting sales for the first three quarters of 2005 by $1.9 million). The percentage change vs. prior comparable period adjusted for this unusual week would have been 5.0% for the first three quarters of 2005. Comparable store sales were impacted by Hurricane Katrina, Rita and Wilma. Lost revenues were $228,000 or 0.1 basis points of year to date comparable store sales.


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

                          SBARRO, INC. AND SUBSIDIARIES


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

                                                                     FORTY WEEKS ENDED
                                                       OCTOBER 9, 2005             OCTOBER 3, 2004
                                                       ---------------             ---------------
     EBITDA                                               $26,709                     $24,391
     Interest expense                                     (23,679)                    (23,697)
     Interest income                                          869                         468
     Income taxes                                          (1,035)                       (520)
     Depreciation and amortization                        (12,239)                    (12,388)
                                                          --------                    --------
     Net loss                                             ($9,375)                   ($11,746)
                                                          ========                   =========


                                                                    TWELVE WEEKS ENDED
                                                       OCTOBER 9, 2005             OCTOBER 3, 2004
                                                       ---------------             ---------------
     EBITDA                                               $10,608                      $9,818
     Interest expense                                      (7,102)                     (7,114)
     Interest income                                          251                         144
     Income taxes                                            (471)                       (151)
     Depreciation and amortization                         (3,609)                     (3,726)
                                                           -------                     -------
     Net loss                                               ($323)                    ($1,029)
                                                           =======                    ========


THIRD QUARTER 2005 VERSUS THIRD QUARTER 2004

Sales by QSR and consolidated other concept restaurants increased 1% to $74.5 million for the twelve weeks ended October 9, 2005 from $74.1 million for the twelve weeks ended October 3, 2004. The increase in sales for the third quarter of 2005 includes $1.2 million or 1.7% of higher sales in our QSR restaurants, with comparable store sales increasing by 4.2%. Restaurant sales of our consolidated other concepts were slightly up for the third quarter of 2005 as a result of opening our first location in Orlando, Florida of our new chain of casual dining restaurants, largely offset by the absence of sales of a concept restaurant sold in January 2005. We believe that improved economic conditions in the United States, improvement in our operational controls and upgraded field and store management, combined with higher check averages and selective price increases implemented in 2004 accounted for the improvements. This was offset somewhat by fewer transactions during the period as, notwithstanding the increased traffic in the mall, the time customers spend in a mall appears to be less. Sales were also impacted by the loss of revenue of restaurants in areas impacted by Hurricanes Katrina, Rita and Wilma, of approximately $228,000.

                          SBARRO, INC. AND SUBSIDIARIES


Franchise related revenues remained consistent at $2.9 million for the third quarter of 2005 compared to the third quarter of 2004. The increase in revenues from additional locations opened during the last twelve months (net of closed locations) was offset by a slight reduction in comparable unit sales.

Cost of food and paper products as a percentage of restaurant  sales improved by
1.2 basis points to 20.5% for the twelve weeks ended October 9, 2005 from 21.7% for the twelve weeks ended October 3, 2004. The cost of cheese in the third quarter of 2005 averaged approximately $1.68 per pound compared to an average of approximately $1.72 per pound for the third quarter of 2004. This $.04 per pound improvement in cheese cost accounted for $81,000 or .1 basis points of the improvement. Improved operational controls, combined with selective price increases implemented in 2004 were the primary reasons for the majority of the improvement in our cost of sales as a percentage of restaurant sales.

Payroll and other employee benefits as a percentage of restaurant sales increased to 28.3% in the third quarter of 2005 from 27.4% in the third quarter of 2004 resulting from adjustments to state unemployment rates and payments made to employees of restaurants temporarily closed due to the hurricanes. Payroll costs increased $.9 million from the third quarter of 2004.

Other operating costs decreased by $.2 million for the twelve weeks ended October 9, 2005 over the third quarter of 2004 and, as a percentage of restaurant sales, decreased to 35.4% from 35.9%. The decrease in these costs as a percentage of restaurant sales was primarily related to the increase in sales.

General and administrative expenses were $5.6 million for the third quarter of 2005 compared to $5.3 million the third quarter of 2004. The increase was primarily due to a $.4 million increase in bonuses earned over the amount for the third quarter of 2004 as a result of our improved operating performance.

Interest expense of $7.1 million for the third quarters of both 2005 and 2004 relates primarily to the 11%, $255 million senior notes we issued to finance our going private transaction and the 8.4%, $16 million mortgage loan on our corporate headquarters.

Equity in the net income (loss) of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. Our equity in the overall profits of those concepts decreased by $.2 million in the third quarter of 2005 from the third quarter of 2004 as a result of a decline in traffic in our steakhouse joint venture. This concept opened a new steakhouse in the beginning of the third quarter of 2005. There are no further expansion plans for this venture.

                          SBARRO, INC. AND SUBSIDIARIES


YEAR TO DATE 2005 VERSUS 2004

Sales by QSR and consolidated other concept restaurants increased 1.2% to $236 million for the forty weeks ended October 9, 2005 from $234 million for the year to date period ended October 3, 2004. The increase in sales for the first three quarters of 2005 includes $4.5 million or 2% of higher sales in our QSR restaurants while comparable unit sales increased by 4.0%. The forty weeks of 2004 included a week between Christmas and New Year's, a traditionally high traffic week, while the forty weeks of 2005 did not include that high traffic week (negatively impacting sales by $1.9 million). The increase in QSR sales after adjustment for this unusual week would have been 5.0% for the first three quarters of 2005. Restaurant sales of our consolidated other concepts were slightly up for the first three quarters as a result of opening the first location in Orlando, Florida of our new chain of casual dining restaurants, largely offset by a decrease in sales for a concept restaurant sold in January 2005. We believe that improved economic conditions in the United States, improvement in our operational controls and upgraded field and store management, combined with selective price increases implemented in 2004, and higher check averages accounted for the improvements. This was offset somewhat by fewer transactions during the period as, notwithstanding the increases in mall traffic, the time customers spend in a mall appears to be less. Sales were also impacted by the loss of revenue of restaurants in areas impacted by Hurricanes Katrina, Rita and Wilma, of approximately $228,000.

Franchise related revenues increased to $9.3 million for the first three quarters of 2005 from $8.9 million in the first three quarters of 2004. The increase was attributed to additional locations opened during the last twelve months (net of closed locations) and a slight increase in comparable unit sales for the year to date period of 2005.

Cost of food and paper products as a percentage of restaurant  sales improved by
1.5 percentage points to 20.8% for the 2005 forty week period from 22.3% for the forty week period ended October 3, 2004. The cost of cheese in the first three quarters of 2005 averaged approximately $1.72 per pound compared to an average of approximately $1.84 per pound for the first three quarters of 2004. This $.12 per pound improvement in cheese cost accounted for $.8 million or 0.3 basis points of the improvement. Improved operational controls, combined with selective price increases implemented in 2004 were the primary reasons for the remainder of the improvement in our cost of sales as a percentage of restaurant sales.

Payroll and other employee benefits as a percentage of restaurant sales improved to 28.0% in the first three quarters of 2005 from 28.3% in the first three quarters of 2004. The improvement was primarily a result of the increased sales. Payroll costs for the first three quarters of 2005 decreased by $.1 million resulting from better management of staff levels and less restaurants in operation as compared to the first three quarters of 2004.

Other operating costs increased by $2.1 million for the year to date period ended October 9, 2005 over the similar year to date period of 2004, and as a percentage of restaurant sales increased to 37.3% from 36.8%. The increase was primarily related to an increase in restaurant management bonuses of approximately $1.6 million resulting from our improved profits, as well as an increase in occupancy and other costs.

                          SBARRO, INC. AND SUBSIDIARIES


General and administrative expenses were $19.9 million for the first three quarters of 2005 as compared to $18.8 million for the year to date of 2004. The increase was primarily due to $.4 million in bonuses accrued over the amount accrued for the first three quarters of 2004 as a result of our improved operating performance in the third quarter.

Interest expense of $23.7 million for the first three quarters of 2005 and 2004 relates primarily to the 11%, $255 million senior notes we issued to finance our going private transaction and the 8.4%, $16 million mortgage loan on our corporate headquarters.

Equity in the net income (loss) of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. Our equity in the overall profits of those concepts decreased by $0.9 million in the first three quarters of 2005 from the first three quarters of 2004 as a result of a decline in traffic in our steakhouse joint venture. This concept opened a new steakhouse in the beginning of the third quarter of 2005. There are no further expansion plans for this venture.


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

We expect our primary source of liquidity to meet current requirements will be cash flow from operations. In July 2005, we obtained a three year line of credit from Commerce Bank to replace our former revolving credit facility. Under our new line of credit we currently have the ability to borrow up to $10 million with a sub-limit for letters of credit of $5 million. We do not presently expect to borrow under our line of credit except for required letters of credit. The maximum amount available under our line of credit, after giving effect to outstanding letters of credit, was $7.9 million at November 21, 2005.

                          SBARRO, INC. AND SUBSIDIARIES


CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS


Our contractual obligations and off-balance sheet arrangements do not materially differ from the information disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 2, 2005.

SOURCES AND USES OF CASH

The following table summarizes our cash and cash equivalents and working capital as at the end of the first three quarters of 2005 and 2004, respectively and the sources and uses of our cash flows during the first forty weeks of the respective years:


                                                                        FORTY WEEKS ENDED
                                                                        -----------------
                                                             OCTOBER 9, 2005         OCTOBER 3, 2004
                                                             ---------------         ---------------
                                                                          (IN MILLIONS)
                                                                          -------------

   LIQUIDITY AT THE END OF PERIOD
   ------------------------------
   Cash and cash equivalents                                      $43.5                       $36.6
   Working capital                                                $29.3                        27.7

   NET CASH FLOWS FOR THE PERIOD
   -----------------------------
   Used in operating activities                                   (11.2)                      (13.6)
   Used in investing activities                                    (8.1)                       (5.9)
   Used in financing activities                                     (.1)                        (.3)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations.

Net cash used in operating activities was $11.2 million for the forty weeks ended October 9, 2005 compared to $13.6 million used during the forty weeks ended October 3, 2004. The decrease in net cash used in operating activities was primarily related to the reduced net loss and a lower increase in prepaid expenses resulting from the timing of our insurance payments.

Net cash used in investing activities has historically been primarily for capital expenditures. Net cash used in investing activities increased by $2.2 million to $8.1 million for the forty weeks ended October 9, 2005 from $5.9 million for the forty weeks ended October 3, 2004 primarily due to the implementation of a new point of sales system in 2005.

                          SBARRO, INC. AND SUBSIDIARIES


CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Accounting policies often require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the forty weeks ended October 9, 2005, there were no material changes in our accounting policies discussed under the heading "Critical Accounting Policies and Judgments" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 whose application may have the most significant effect on our reported results of operations or financial position and that require judgments estimates and assumptions by management that can affect their application from the matters. However, beginning with our next quarter, we may be required, under new FASB Staff Position 13-1, to expense, rather than capitalize rental costs incurred during construction periods for new leases entered into.

CERTAIN RELATIONSHIPS AND TRANSACTIONS

During the first three quarters of 2005, there were no changes in related party transactions discussed under the heading "Certain Relationships and Related Transactions" in Part II, Item 13 of our Annual Report on Form 10-K for the year ended January 2, 2005.

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

                          SBARRO, INC. AND SUBSIDIARIES

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

In connection with our 2004 year ended closing process and the delay in the filing of our Form 10-K for that year, we identified two issues which we are in the process of rectifying but have not yet completed:

     o We had insufficient staffing in the accounting and reporting function and certain changes in management and accounting personnel during the course of the audit of our fiscal 2004 financial statements which strained our existing resources. We have completed the process of upgrading our finance and accounting functions to add personnel of skills and training that will not only enable us to accelerate the audit closing function but also will expand the numbers of members of our staff with knowledge of technical accounting literature.

                          SBARRO, INC. AND SUBSIDIARIES

     o Our existing accounting resources were further strained by our need to analyze the impact of the views of the Staff of the Securities and Exchange Commission set forth in a letter dated February 7, 2005 from the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the American Institute of Public Accountants concerning the accounting for operating leases, which has effected many companies with significant leases. We evaluated our existing computer software program and are in process of enhancements that can provide the requisite lease analysis and are in the process of updating that database and providing training to senior accountants to ensure, on a prospective basis, the proper accounting, reporting, documentation and application of SFAS No. 13, "Accounting for Leases" and FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases."



PART II - OTHER INFORMATION



ITEM 6.       EXHIBITS

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

                          SBARRO, INC. AND SUBSIDIARIES


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its bethree quarters by the undersigned, thereunto duly authorized.



                                           SBARRO, INC.
                                           -------------------------------------
                                           Registrant


Date:    November 21 , 2005                By:/s/ Peter Beaudrault
         ------------------                   --------------------
                                           Peter Beaudrault
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date:    November 21, 2005                 By: /s/ Anthony J. Puglisi
         -----------------                     ---------------------------------
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