Form 10-K
SBARRO INC
filed 2006-04-03
CIK 766004

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended JANUARY 1, 2006

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission file number 333-90817
                                  SBARRO, INC.
             (Exact name of Registrant as specified in its charter)

         NEW YORK                                           11-2501939
(State or other  jurisdiction                (I.R.S.Employer Identification No.)
of incorporation or organization)

401 BROADHOLLOW ROAD, MELVILLE, NEW YORK                           11747 - 4714
(Address of principal executive offices)                            (Zip Code)
Registrant's telephone number, including area code:               (631) 715-4100

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes_____ No__X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __X__ No ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.       Yes      X           No
                                           -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer Large accelerated filer __ Accelerated filer ___ Non-accelerated filer __X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes____ No __X__

The registrant's common stock is not publicly-held or publicly traded.

The number of shares of Common Stock of the registrant outstanding as of March 31, 2006 was 7,064,328.

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

Forward-looking statements are subject to a number of known and unknown risks and uncertainties, including, but not limited, to those discussed in Item 1A, "Risk Factors" and elsewhere in this report, that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to:

     o general economic, inflation, national security, weather and business conditions;
     o the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;
     o    changes in consumer tastes;
     o changes in population and traffic patterns, including the effects that military action and terrorism or other events may have on the willingness of consumers to frequent malls, airports or downtown areas which are the predominant areas in which our restaurants are located;
     o    our ability to continue to attract franchisees;
     o the success of our present, and any future, joint ventures and other expansion opportunities;
     o the availability of food (particularly cheese and tomatoes), beverage and paper products at reasonable prices;
     o    our ability to pass along cost increases to our customers;
     o    increases in the Federal minimum wage;
     o    the continuity of service of members of our senior management team;
     o our ability to attract and retain competent restaurant and executive managerial personnel;
     o    competition;
     o    the level of, and our ability to comply with, government regulations;
     o our ability to generate sufficient cash flow to make interest payments and principal under our senior notes and line of credit;
     o our ability to comply with covenants contained in the indenture under which the senior notes are issued, and the effects which the restrictions imposed by those covenants may have on our ability to operate our business; and
     o our ability to repurchase our senior notes to the extent required in the event we make certain asset sales or experience a change of control.

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

                                     PART I
                                     ------


ITEM 1.  BUSINESS
-------  --------

Sbarro, Inc., a New York corporation, was organized in 1977 and is the successor to a number of family food and restaurant businesses developed and operated by the Sbarro family. Today, we are a leading owner, operator and franchisor of quick-service restaurants, serving a wide variety of Italian specialty foods with 494 company-owned and 458 franchised restaurants worldwide at January 1, 2006. In addition, since 1995, we have created, through subsidiaries and joint ventures, other restaurant concepts for the purpose of developing growth opportunities in addition to the Sbarro restaurants. We presently operate 25 other concept restaurants through owned subsidiaries and joint ventures. We have defined two reportable segments, our company owned restaurant operations (including joint ventures) and our franchised operations.

SEASONALITY
-----------

Our business is subject to seasonal fluctuations, and the effects of weather, national security, economic and business conditions. Revenues have been highest in our fourth quarter due primarily to increased volume in shopping malls during the holiday shopping season. Our annual revenues and earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter. In recent years, our fourth quarter income has also fluctuated significantly due to a number of other factors, including the status of the economy and significant year end adjustments relating to asset impairment and store closing costs.

GOING PRIVATE TRANSACTION
-------------------------

On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of our common stock) became the holders of 100% of our issued and outstanding common stock as a result of a merger in which a company owned by them merged with and into us. The cost of the merger, including fees and expenses, was funded through the use of substantially all of our cash then on hand and the placement of $255 million of 11% senior notes due September 15, 2009 sold at a price of 98.514% of par to yield 11.25% per annum. In April 2000, we exchanged these senior notes for new senior notes having the same terms, except that the new senior notes were registered under the Securities Act of 1933. Throughout this report we are referring to the new senior notes as the "senior notes." The old senior notes and the new senior notes were issued under an indenture dated September 28, 1999, which, throughout this report, we are referring to as the "indenture." Our payment obligations under the senior notes are jointly, severally, unconditionally and irrevocably guaranteed by all of our current restricted subsidiaries (as defined in the indenture) and are to be similarly guaranteed by our future restricted subsidiaries.

         GENERAL
         -------

We are a leading owner, operator and franchisor of quick service restaurants, serving a wide variety of Italian specialty foods. Under the "Sbarro," "Sbarro The Italian Eatery," "Cafe Sbarro," "Umberto's," "Mama Sbarro" and "Carmela's Pizzeria" names, we developed one of the first quick-service concepts that extended beyond offering one primary specialty item, such as pizza or hamburgers. Our diverse menu offering includes pizza, pasta and other hot and cold Italian entrees, salads, sandwiches, cheesecake and other desserts and beverages. All of our entrees are prepared fresh daily in each restaurant using special recipes developed by us. We focus on serving our customers generous portions of high quality Italian food at attractive prices. We believe that the Sbarro concept is unlike other quick-service Italian restaurants due to its diverse menu selection and its fast, cafeteria-style service.

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

As of January 1, 2006, we had 952 Sbarro quick service restaurants, consisting of 494 company-owned restaurants and 458 franchised restaurants located in 46 States, the District of Columbia, the Commonwealth of Puerto Rico, certain United States territories and 29 other countries throughout the world.

In addition, since 1995, we have created and operated other casual and fine dining concepts for the purpose of developing growth opportunities in addition to our Sbarro restaurants. With our joint venture partners or in wholly owned subsidiaries, we currently operate 25 casual and fine dining restaurants featuring varying cuisines under other restaurant concepts.

We operate in two segments, our company owned restaurant operations (including joint ventures) and our franchised operations.

         RESTAURANT EXPANSION
         --------------------

The following table summarizes the number of Sbarro owned, franchised and other concept restaurants in operation during each of the years from 2001 through 2005:

                                                                    2005       2004        2003       2002       2001
                                                                    ----       ----        ----       ----       ----

Company owned Sbarro restaurants:
   Open at beginning of period                                      511        533        563         607        641
   Opened during the period                                           5          2          4          13          9
   Sold to franchisees during period                                 (1)        (3)       (12)         (6)         -
   Closed during period                                             (21)       (21)       (22)        (51)       (43)
                                                                    ----       ----       ----        ----       ----
   Open at end of period                                            494        511        533         563        607

Franchised Sbarro restaurants: (1)
   Open at beginning of  period (2)                                 428        376        361         334        315
   Opened during the period                                          48         63         41          43         42
   Acquired from Sbarro during period                                 1          3         12           6          -
   Closed or terminated during period                               (19)       (14)       (38)        (22)       (23)
                                                                    ----       ----       ----        ----       ----
   Open at end of period                                            458        428        376         361        334

Other concepts:
   Open at beginning of period                                       22         27          27         31         27
   Opened during period                                               4          -           3          2          4
   Closed during period                                              (1)        (5)         (3)        (6)         -
                                                                     ---        ---         ---        ---
   Open at end of period                                             25         22          27         27         31

All restaurants:
   Open at beginning of  period                                     961        936        951         972        983
   Opened during the period                                          57         65         48          58         55
   Closed or terminated during period                               (41)       (40)       (63)        (79)       (66)
                                                                    ----       ----       ----        ----       ----
   Open at end of period of                                         977        961        936         951        972
                                                                    ===        ===        ===         ===        ===

------------------
(1) Includes all locations including restaurants, kiosks and vending units.

(2) Restated to account for units excluded in prior years

QUICK SERVICE RESTAURANTS
-------------------------

Our Quick Service Restaurants ("QSR"), which operate under the names "Sbarro," "Sbarro The Italian Eatery," "Cafe Sbarro," "Umberto's," "Mama Sbarro" and "Carmela's Pizzeria", are family oriented restaurants offering cafeteria and buffet style quick service designed to minimize customer waiting time and facilitate table turnover. The decor of a QSR restaurant incorporates a contemporary motif that blends with the characteristics of the surrounding area.

As of January 1, 2006, there were 88 company owned "in-line" QSR restaurants and 406 company owned "food court" QSR restaurants. In addition, franchisees operated 458 QSR restaurants. "In-line" restaurants, which are self-contained restaurants, usually occupy between 1,500 and 3,000 square feet, seat approximately 60 to 120 people and employ 10 to 40 persons, including part-time personnel. "Food court" restaurants are primarily located in areas of shopping malls designated exclusively for restaurant use and share a common dining area provided by the mall. These restaurants generally occupy between 500 and 1,000 square feet, contain only kitchen and service areas, have a more limited menu and employ 6 to 30 persons, including part-time personnel.

QSR restaurants are generally open seven days a week serving lunch, dinner and, in a limited number of locations, breakfast, with hours conforming to those of the major department stores or other large retailers in the mall or trade area in which they are located. Typically, mall restaurants are open to serve customers 10 to 12 hours a day, except on Sunday, when mall hours may be more limited. For company owned QSR restaurants open a full year, average annual sales in 2005 were approximately $919,000 for an "in-line" restaurant and $587,000 for a "food court" restaurant. Our business is subject to seasonal fluctuations, and the effects of weather, economic conditions, inflation, national security and business conditions. Sales have been highest in our fourth quarter due primarily to increased volume in shopping malls during the holiday shopping season but fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year's Day, the number of weeks in our fourth quarter and weather conditions.

Sbarro restaurants feature a menu of popular Italian food, including pizza with a variety of toppings, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, cheesecake and other desserts. A limited number of restaurants serve breakfast. In addition to soft drinks, a limited number of the restaurants serve beer and wine.

All of our entrees are prepared fresh daily in each restaurant according to special recipes developed by us. We place emphasis on serving generous portions of quality Italian food at attractive prices. Entree selections, excluding pizza, generally range in price from $5.49 to $7.99. We believe that pizza, which is sold predominantly by the slice, accounts for approximately 60% of QSR restaurant sales.

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

We employ 32 Directors of Operations, each of whom is typically responsible for the operations of 14 to 18 company owned QSR restaurants. Directors of Operations recruit and supervise the managerial staff of all company owned QSR restaurants and report to one of the five Vice Presidents of Operations. The Vice Presidents of Operations coordinate the activities of the Directors of Operations and report to our President and Chief Executive Officer.

FRANCHISE DEVELOPMENT
---------------------

Growth in franchise operations occurs through the opening of new QSR restaurants by new and existing franchisees. We rely principally upon our reputation, the strength of our existing restaurants, and participation in national franchise conventions to attract new franchisees.

As of January 1, 2006, we had 458 franchised Sbarro restaurants operated by 80 franchisees in 38 states of the United States as well as its territories and in 29 other countries throughout the world. We are presently considering additional franchise opportunities worldwide. In certain instances, we have established franchise locations under territorial agreements in which we have granted, for specified time periods, exclusive rights to enter into franchise agreements with us for restaurant units in certain geographic areas in foreign countries.

In order to obtain a franchise, we generally require payment of an initial fee and continuing royalties at rates of 4% to 7% of gross revenues. We require the franchise agreements to end at the same time as the underlying lease, generally ten years, including a renewal period of the underlying lease, if applicable. Since 1990, the renewal option has also been subject to conditions, including a remodel or image enhancement requirements The franchise and territorial agreements provide us with the right to terminate a franchisee for a variety of reasons, including insolvency or bankruptcy, failure to meet development schedules in cases of territorial rights, failure to operate its restaurant according to Sbarro standards, understatement of gross receipts, failure to pay fees, or material misrepresentation on a franchise application.

As of January 1, 2006, we employed 11 management level employees who are responsible for overseeing the operations of franchise units and for developing new units.

OTHER CONCEPTS
--------------

Since 1995, we have developed and established new restaurant concepts to provide growth opportunities that leverage our restaurant management and financial expertise. These concepts are operated either by us alone or through joint ventures with restauranteurs experienced in the particular food area. We participate with our partners in overseeing the operations of each venture. Our joint ventures and other wholly-owned concepts presently operate 25 restaurants.

The following is a summary of our other concepts:

   O In early 2005, we opened a 100% owned casual dining restaurant serving Italian food under the name Carmela's of Brooklyn in Orlando, Florida. The restaurant provides both take out and table service, and generally caters to families. In connection with this concept, we entered into a joint venture development Agreement for the Orlando market. The joint venture partner will be required to contribute one half of the estimated development cost and will share in one half of the profits, as defined, of each location in which it decides to participate. We plan to open three additional restaurants in 2006 under this joint venture agreement.

   O We operate six casual dining restaurants serving Italian food principally under the name Mama Sbarro in New York. The restaurants provide both take-out and table service, and generally caters to families. We did not open any Mama Sbarro locations in 2005 nor do we plan to open any in 2006. We sold one location in March of 2006.

   O We have a 40% interest in a joint venture that presently operates ten casual dining restaurants, including one opened in January 2005, with a Rocky Mountain steakhouse motif under the name Boulder Creek Steaks & Saloon. This joint venture also operates five fine dining steak restaurants, two of which are operated under the name Rothmann's Steak House and the remaining three operate under the names respective Burton & Doyle, Sagamore and Blackstone.

   O We have a 50% interest in a joint venture which operates two quick service Mexican style restaurants in strip centers under the name Baja Grill.

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

As of January 1, 2006, we had an aggregate investment, net of write-downs, in these ventures of approximately $4.2 million and note receivable of $.6 million. The amount of our investment does not include our share of guarantees of indebtedness and reimbursement obligations with respect to letters of credit in the aggregate amount of approximately $7.8 million.

EMPLOYEES
---------

As of January 1, 2006, we employed approximately 5,500 persons, excluding employees of our other concepts, of whom approximately 3,900 were full-time field and restaurant personnel, approximately 1,500 were part-time restaurant personnel and 133 were corporate administrative personnel. None of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory.

COMPETITION
-----------

The restaurant business is highly competitive. Many of our direct competitors operate within the pizza restaurant segment. We compete in each market in which we operate with locally-owned restaurants, as well as with national and regional restaurant chains. We believe we compete on the basis of menu selection, price, service, location and food quality. Factors that affect our business operations include changes in consumer tastes, inflation, national, regional and local economic conditions, population, traffic patterns, changes in discretionary spending priorities, demographic trends, national security, military action, terrorism, consumer confidence in food wholesomeness, handling and safety, weather conditions, the type, number and location of competing restaurants and other factors. There is also active competition for management personnel and attractive commercial shopping mall, city centers and other locations suitable for restaurants. Increased food, beverage, labor, occupancy and other costs could also adversely affect us.

Although we believe we are well positioned to compete in the quick-service Italian specialty food business because of our leading market position, focus, expertise and strong national brand name recognition, increased competition from existing or new companies and loss of market share, could have an adverse effect on our operations.

TRADEMARKS
----------

Our Sbarro restaurants operate principally under the name "Sbarro," "Sbarro The Italian Eatery", "Sbarro Fresh Italian Cooking," "Cafe Sbarro," and "Umberto's" .. Sbarro, Sbarro The Italian Eatery, Cafe Sbarro, La Cucina and Tony and Bruno's are registered trademarks of the company. Our other concept locations operate under separate registered trademarks, including "Mama Sbarro." In addition, we have trademarked the font and style of "Carmela's Pizzeria." The trademarks are registered with the United States Patent and Trademark Office with no expiration date but must be renewed every ten years. Such registered service marks may continually be renewed for 10-year periods. We have also registered or filed applications to register "Sbarro" and "Sbarro The Italian Eatery" in several other countries. We believe that these marks continue to be materially important to our business. The joint ventures to which we are a party have also applied for United States trademarks covering trade names used by them.

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

Although alcoholic beverage sales are not emphasized in our Sbarro QSR restaurants. Our other concepts serve alcoholic beverages and some of our larger restaurants serve beer and wine. Sales of beer and wine have historically contributed less than 1% of total revenues of QSR restaurants.

We believe that we are in compliance in all material respects with the laws to which we are subject.

AVAILABLE INFORMATION:
----------------------

We are not required to file reports with the Securities and Exchange Commission ("SEC") as a result of our going private transaction, we voluntarily file with the SEC current reports in Form 8-K, Quarterly reports on Form 10-Q, annual reports on Form 10-K, and amendments to these reports in order to fulfill our obligations under the indenture.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 Fifth St., NE, Washington, DC 20549. The public can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, with an address of http://www.sec.gov that contains reports, proxy and information statements and other information, including our electronic filings with the SEC.

The address of our Internet site is http://www.sbarro.com. Our Internet site does not include reports we file with the SEC, because our only traded security is our senior notes which are not actively traded. However, we will provide to those who request them, as soon as reasonably practical after we electronically file them with the SEC, free of charge, a reasonable number of copies of our periodic reports filed with the SEC, upon written request to our Chief Financial Officer at our corporate headquarters, 401 Broadhollow Road, Melville, New York 11747-4714.

ITEM 1A.   RISK FACTORS
--------   ------------

An investment in our senior notes involves a number of risks. Our business and future operating results may be affected by many risks, uncertainties and other factors, including those set forth below. If any of the following risks were to occur, our business, financial condition, results of operations cash flows and prospects could be materially and adversely affected, the price of our senior notes could decline and you may lose all or part of your investment. The risks, uncertainties and other factors described in this report are not the only ones we face. There may be additional risks, uncertainties and other factors that we do not currently consider material or that are not presently known to us.

                       RISKS RELATING TO OUR SENIOR NOTES

WE LIKELY WILL BE REQUIRED TO REFINANCE A SIGNIFICANT PORTION OF OUR SENIOR NOTES WHEN THEY MATURE IN 2009.

As of January 1, 2006, we had outstanding $255 million 11% senior notes due September 15, 2009. The indenture does not require us to make, except in certain circumstances, principal payments until September 2009, when the entire outstanding principal balance is due.

It is unlikely that our existing cash and future cash flows to be generated from operations will be sufficient to enable us to repay in full our senior notes at maturity. The amount that will be available to repay our obligations, including the senior notes, not only will depend upon our ability to manage our business, but also upon other factors, such as general economic and financial conditions in the restaurant industry and the economy at large, as well as other conditions beyond our control.

If we are unable to generate sufficient cash flows to repay our senior notes and other obligations in full when due, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, selling assets, raising equity capital or pursuing a refinancing of our debt. We cannot assure you that any of these alternatives could be accomplished on satisfactory terms or that they will yield sufficient funds to retire the senior notes and our other debt.

THE INDENTURE IMPOSES RESTRICTIONS ON OUR ABILITY TO OPERATE OUR BUSINESS.

The indenture contains covenants that restrict our ability to take various actions, including, with certain exceptions, incurring additional debt and making investments. At present:

         o Except under specifically permitted arrangements, such as up to $75 million of revolving credit loans, we are not able to borrow funds; and

         o Except for a limited amount of investments, we are not able to invest in or acquire businesses.

These restrictions may prevent us from taking advantage of business and financing opportunities that may arise. In addition, a breach of any of these provisions could result in a default under the indenture which would allow the holders of the senior notes issued under the indenture to declare them immediately due and payable.

INDEPENDENT OF THE RESTRICTIVE COVENANTS IN THE INDENTURE, OUR SUBSTANTIAL DEBT MAY RESTRICT OUR ACTIVITIES.

The existence of our debt could:

         o        limit our ability to obtain  financing  for  working  capital,
                  capital  expenditures,   acquisitions  and  general  corporate
                  purposes;

         o increase our vulnerability to downturns in our business or the economy generally;

         o limit our ability to withstand competitive pressures from our less leveraged competitors;

         o hinder our ability to plan for changes in our business and the industry in which we operate;

         o require us to manage our business in a manner so that we remain in compliance with the debt instrument's financial and other covenants; and

         o have a material adverse effect on us if we fail to comply with the covenants in the indenture, or our subsidiary's mortgage loan, because a failure could result in an event of default that, if not cured or waived, could result in both becoming immediately due and payable.

A DEFAULT UNDER OUR SUBSIDIARY'S MORTGAGE LOAN COULD ALSO RESULT IN A DEFAULT UNDER THE INDENTURE.

One of our subsidiaries obtained a $16 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The outstanding principal balance of the loan as of January 1, 2006 was $15.1 million. The mortgage agreement contains various covenants, including certain financial maintenance covenants. At January 1, 2006, our subsidiary was in compliance with the covenants contained in its mortgage agreement. However, should that subsidiary default under the mortgage agreement in a manner that results in the acceleration of that indebtedness, it would also result in a default under the indenture which would allow all amounts outstanding under the indenture, as well as the mortgage loan, to be declared immediately due and payable.

THE CLAIMS OF HOLDERS OF ANY SECURED DEBT WILL HAVE EFFECTIVE PRIORITY OVER THE CLAIMS OF HOLDERS OF OUR SENIOR NOTES, WHICH COULD IMPAIR THE CLAIM OF THE HOLDERS OF SENIOR NOTES TO OUR ASSETS IF WE WERE TO BECOME INSOLVENT OR ARE LIQUIDATED.

The senior notes rank pari passu in right of payment with all of our present and future senior debt and rank senior in right of payment to all of our present and future debt that is expressly subordinated to the notes. The senior notes are not secured by any of our assets or any of the assets of our subsidiaries that have guaranteed payment of the senior notes. Currently, neither we nor any of our subsidiaries that have guaranteed payment of the senior notes have any material indebtedness that is secured by any of our or their respective assets, other than the $15.1 million mortgage loan of the guarantor subsidiary which is secured by the building in which our corporate headquarters is located. If we or our subsidiaries that have guaranteed payment of the senior notes become insolvent at a time when they have secured debt, the secured lenders will have a claim on the assets securing that indebtedness that will have priority over any claim holders of our senior notes may have for payment under the senior notes or the guarantees. Accordingly, it is possible the assets remaining from which claims of the holders of the senior notes could be satisfied would be less than they are today.

THE SBARRO FAMILY CONTROLS US AND THEIR INTERESTS MAY BE DIFFERENT FROM THE INTERESTS OF THE HOLDERS OF THE SENIOR NOTES.

The Sbarro family owns 100% of our stock and have the power to designate all of our directors and exercise control over our business, policies and affairs. The interests of those shareholders may differ from the interests of the holders of our senior notes

WE MAY NOT BE ABLE TO REPURCHASE OUR SENIOR NOTES UPON A CHANGE OF CONTROL, EVEN THOUGH WE ARE REQUIRED TO DO SO.

If a change of control occurs, we must offer to repurchase all outstanding senior notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the purchase date.

Certain transfers of more than 35% of our common stock by our shareholders, including transfers to third parties to provide cash needed to pay estate taxes upon the death of those persons or their transferees, could trigger the change of control provisions under the indenture. In order to pay estate taxes, the estate of a shareholder could seek to sell the estate's stock to us or to a third party. However, the repurchase of those shares by us would be subject to limitations under the indenture which currently prohibit such repurchases, and the sale of those shares to a third party could trigger the change of control provisions under the indenture.

If a change of control were to occur and a significant amount of our senior notes are tendered, we would probably require third party financing, but we cannot be sure that we would be able to obtain third party financing on acceptable terms, if at all. Furthermore, we are presently prohibited from borrowing under the indenture.

THERE IS A LIMITED PUBLIC MARKET FOR THE SENIOR NOTES.

We have not listed, and do not intend to list, our senior notes on any national securities exchange or to seek their admission to trading on NASDAQ. Quotations for the senior notes are not available in a newspaper or otherwise readily available. There are currently only a limited number of market makers for our senior notes. Any market-making may be discontinued at any time. Further, the liquidity of, and trading market for, the senior notes may be adversely affected by declines and volatility in the market for high yield securities generally, as well as changes in our financial performance or prospects.

                         RISKS RELATING TO OUR BUSINESS

THE SUCCESS OF OUR BUSINESS IS DEPENDENT ON A NUMBER OF FACTORS THAT ARE NOT WITHIN OUR CONTROL.

The success of our franchisees' and our new restaurant concept business operations is, and will continue to be, subject to a number of factors that are not within our control, including:

         o        changes in consumer tastes;

         o        national, regional and local economic conditions;

         o        traffic patterns;

         o        discretionary spending priorities;

         o        demographic trends;

         o        consumer  confidence  in  food  wholesomeness,   handling  and
                  safety;

         o        consumer   confidence  in  the  security  of  shopping  malls,
                  airports, sports arenas, hospitals, convention centers, casinos and other venues in which we and our franchisees operate;

         o        weather conditions; and

         o        the type, number and location of competing restaurants.

THE SUCCESS OF OUR GROWTH STRATEGY WILL DEPEND, IN PART, UPON OUR ABILITY TO EXPAND OUR FRANCHISE OPERATIONS.


The success of our franchise operations is dependent upon our ability to:

         o        Locate and attract new franchisees and area developers;

         o        Maintain and enhance the "Sbarro" brand;

         o Maintain satisfactory relations with our franchisees who may, in certain instances, have interests adverse to our interests;

         o Monitor and audit the reports and payments received from franchisees; and

         o Comply with applicable franchising laws, rules and regulations, as well as applicable laws in the foreign countries in which we seek, and have, franchisee and area development arrangements.

With respect to foreign franchisees, we are also at risk with respect to:

         o Restrictions that may be imposed upon the transfer of funds from those countries;

         o        The political and economic stability of the country; and

o The country's relationship with the United States.

OUR GROWTH STRATEGY ALSO REQUIRES US TO EXTEND THE SBARRO CONCEPT INTO OTHER QUICK SERVICE VENUES AND DEVELOP NEW RESTAURANT CONCEPTS.

Traditionally, Sbarro has operated in the quick service market featuring pizza, pasta and other hot and cold Italian entries, principally in shopping malls. As the development of new shopping malls in the United States has slowed, the growth of our quick service business has been in other high pedestrian traffic venues, such as airports, travel plazas, train stations, sports arenas, hospitals, convention centers, university campuses and casinos

To increase our growth, in addition to further expanding our franchise operations, we have been seeking to expand our business into new settings, such as strip shopping centers, casinos, airports and military bases. In addition, we are developing new casual dining eat-in and take-out restaurants, featuring Italian foods similar to those with which we have extensive experience. We also have developed, casual dining, principally with joint venture partners experienced in other food cuisines. Further, we have recently introduced "Sbarro" pasta sauces which we intend to sell, both in company-owned and franchisee quick service restaurants and to wholesale clubs and supermarkets.

Our expansion requires us to:

         o        make significant capital investments;

         o        devote significant management time and effort;

         o        develop and operate these concepts;

         o properly judge consumer preferences when determining whether to develop a concept;

         o        create menu products acceptable to potential customers;

         o        develop  budgets  for,  and monitor,  food,  beverage,  labor,
                  occupancy   and  other  costs  at  levels  that  will  produce
                  profitable operations; and

         o        budget and monitor the cost of construction of the restaurant.

Further, due to the current limitations under the indenture on the amount of investment we may make in unrestricted subsidiaries, such as the joint ventures, at times, we may have to restrict certain of our growth efforts.

We cannot assure you that we will be able to successfully expand our existing quick service operations or develop any new concepts on a profitable basis.

WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT AGAINST STRONG COMPETITION.

The restaurant business is highly competitive. We believe that we compete on the basis of price, service, location and food quality. There is also active competition for management personnel and attractive commercial shopping mall, center city and other locations suitable for restaurants. We compete in each market in which we operate with locally-owned restaurants, as well as with national and regional restaurant chains.

Although we believe we are well positioned to compete because of our leading market position, focus and expertise in the quick-service Italian specialty food business and strong national brand name recognition, we could experience increased competition from existing or new companies and lose market share that, in turn, could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to service our debt obligations.

THE AVAILABILITY, QUALITY AND COST OF OUR INGREDIENTS FLUCTUATES, WHICH AFFECTS OUR FINANCIAL RESULTS.

Significant increases in food and paper product costs, which we may not be able to pass on to our customers, could affect our financial results. Many of the factors in determining food and paper product prices, such as increases in the prices of the ingredients we use to prepare our foods, especially cheese, and inflation are beyond our control. Furthermore, adverse weather and other conditions can cause shortages and interruptions in, and also could adversely effect the availability, quality and cost of, the ingredients we use to prepare our foods. These events could adversely affect our financial results because we need to provide our customers with fresh products.

INCREASES IN LABOR AND OCCUPANCY COSTS COULD EFFECT OUR PROFITABILITY.

We have a substantial number of hourly employees whose wages are based on the federal or state minimum wage. Any increases in the federal or state minimum wage, as well as strong labor markets, can result in upward pressures on the wages and salaries we pay and could increase our labor costs.

In addition, we have been experiencing higher occupancy related costs with respect to leases for new restaurants and renewal leases for existing restaurant space.

Increases in our labor and occupancy costs would decrease our profitability if we are unable to recover these increases by increasing the prices we charge our customers or if we are unable to attract new customers.

WE ARE DEPENDENT ON OBTAINING AND RETAINING ATTRACTIVE HIGH CUSTOMER TRAFFIC LOCATIONS.

We are dependent on our ability to enter into new leases and renew existing leases on favorable terms. We find it more expensive to enter into such leases during periods when market rents are, as they have been, increasing. There is also active competition for attractive commercial shopping mall, center city and other locations suitable for restaurants. As a result, as existing leases expire, we have not renewed some leases and have found it more expensive to continue to operate other existing locations.

WE RELY ON ONE NATIONAL INDEPENDENT WHOLESALE DISTRIBUTOR AND REPLACING IT COULD DISRUPT THE FLOW OF OUR FOOD PRODUCTS AND SUPPLIES.

We use one national independent wholesale food distributor, to purchase and deliver most of the food ingredients used to prepare the foods we serve, other than breads, pastries, produce, fresh dairy and certain meat products which are purchased locally for each restaurant. The distributor also purchases and delivers to us, on a national basis, restaurant supplies and certain other items that we use. The majority of the products used in our restaurants are proprietary and we are involved in negotiating their cost to the wholesaler. The agreement expires in January 2008. While we are dependent upon this one national independent distributor, we believe that there are other distributors who would be able to service our needs. However, there can be no assurance that we will be able to replace our distributor with others on comparable terms or without disruptions to the flow of our food products and other supplies to our systems.

OUR BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATION.

We are subject to various federal, state and local laws affecting our business, as are our franchisees. Each of our restaurants and those owned by our franchisees are subject to a variety of licensing and governmental regulatory provisions relating to wholesomeness of food, sanitation, health, safety and, in certain cases, licensing of the sale of alcoholic beverages. Difficulties in obtaining, or the failure to obtain, required licenses or approvals can delay or prevent the opening of a new restaurant in any particular area. Furthermore, there can be no assurance that we will remain in compliance with applicable laws or licenses that we have or will obtain, the failure of which by a restaurant could result in our loss of the restaurant's license and even the closing of the restaurant.

Regulations of the Federal Trade Commission (the "FTC") and various state laws regulating the offer and sale of franchises require us to furnish to prospective franchisees a franchise offering circular containing prescribed information. We are currently registered to offer and sell franchises in nine states and are currently exempt from the franchise registration requirements in nine states based upon "large franchisor" exemptions. The states in which we are registered, and a number of states in which we may franchise, require registration of a franchise offering circular or a filing with state authorities. State franchise examiners have discretion to disapprove franchise registration applications based on a number of factors. There can be no assurance that we will be able to continue to comply with these regulations.

WE DEPEND ON OUR SENIOR MANAGEMENT AND OTHER KEY EMPLOYEES.

Our success is dependent upon our senior management team. Since September 2003, we have added a significant number of independent executives to our management team. Our continued success is dependent upon our ability to attract and retain key employees. As a privately-held company, we may be unable to offer key executives liquid stock-based compensation of the type that our publicly-held competitors can offer. We do not have employment agreements with any key employee other than Peter Beaudrault, our President and Chief Executive Officer. There is no assurance that we will be able to retain our existing senior management or attract other key employees.

OUR RESULTS OF OPERATIONS FLUCTUATE DUE TO THE SEASONALITY OF OUR BUSINESS.

Our revenues and earnings are highest in our fourth fiscal quarter primarily due to increased volume in shopping malls during the holiday shopping season. As a result, our annual revenues and earnings are substantially dependent upon the amount of traffic in shopping malls during the holiday shopping period. Changes in the level of traffic in shopping malls during this period have a disproportionate effect on our annual results of operations. A weak holiday shopping season, which could be caused by, among other factors, a downturn in the economy, as expansion of on-line shopping or adverse weather conditions, could adversely affect our profitability.

WE MAY, IN THE FUTURE, INCUR GOODWILL, TRADEMARK AND OTHER ASSET IMPAIRMENT CHARGES.

At January 1, 2006, the carrying values of our trademarks and goodwill were $195.9 million and $9.2 million, respectively. There have been no reductions in the carrying values of those assets since their creation. We test, based on our estimates about the future cash flows from those assets, for impairment of these assets annually or earlier if impairment indicators exist. We also test for impairment of our long-lived assets. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates, and result in non-cash charges to our earnings in the period in which we make the adjustment.

IF WE ELECT TO IMPLEMENT INTERNAL CONTROL PROCEDURES NECESSARY TO COMPLY WITH THE SARBANES-OXLEY ACT OF 2002, WE WOULD INCUR SIGNIFICANT COSTS WITHOUT ASSURANCE THAT THE PROCEDURES AND CONTROLS WE IMPLEMENT WILL BE EFFECTIVE.

In order to comply with a covenant in the indenture, we are a voluntary filer of periodic reports with the Securities and Exchange Commission. As such, we are not required to implement the internal control over financial reporting procedures required by Section 404 of the Sarbanes-Oxley Act of 2002. However, we have begun to implement the processes and procedures that would be necessary to enable our management to furnish an internal control report to our registered public accounting firm, which would then be required to attest to, and report on, our management's assessment. It is our present intention to complete development of these processes and procedures before the end of our 2007 fiscal year when non-accelerated filers of periodic reports with the SEC are presently required to have them in place. There can be no assurance that we will be able to complete the work necessary for our management to evaluate our controls and prepare its management report in a timely manner, that our management will be able to report that our internal control over financial reporting is effective or that our registered public accounting firm will be able to attest to our report.

If we elect not to proceed with this project, or if we are not able to develop effective controls, our ability to refinance the senior notes could be adversely affected. In addition, we estimate that, over the next two years, we will incur significant expenses to implement these procedures and controls, which will directly impact our results of operations.

ITEM 1B.      UNRESOLVED STAFF COMMENTS
--------      -------------------------
None



ITEM 2.       PROPERTIES
-------       ----------

All Sbarro restaurants are typically leased under ten-year leases that often do not include an option to renew the lease. We have historically generally been able to renew or extend leases on existing sites although rents have increased and, at times, we have determined not to renew a lease. As of January 1, 2006, we leased 529 restaurants, of which 25 were subleased to franchisees under terms which cover all of our obligations under the leases. The remaining franchisees directly lease their restaurant spaces. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses. Some leases provide, either exclusively or in combination base rent, percentage rents generally ranging from 8% to 10% of net restaurant sales, in excess of stipulated amounts.

Leases to which we were a party at January 1, 2006 have initial terms expiring as follows (excludes unconsolidated joint ventures):

YEARS INITIAL LEASE               NUMBER OF SBARRO-        NUMBER OF FRANCHISED/
TERMS EXPIRE                      OWNED RESTAURANTS          OTHER RESTAURANTS
------------                      -----------------          -----------------
2006........................                54(1)                    4
2007........................                65                       5
2008 .......................                62                       2
2009........................                73                       3
2010........................                59                       4
Thereafter..................               191                       7


-----------------

(1)Includes 13 restaurants under month-to-month arrangements and 5 restaurants as to which we pay only percentage rent based on the level of net restaurant sales, the leases for which are generally for a one year period.

We own a four-story office building in Melville, New York having approximately 100,000 square feet and a cafeteria style restaurant operated by us. Approximately 74% of the rentable square feet is currently under lease to unaffiliated third parties. The remaining 26%, consisting primarily of one floor of the building, is occupied by our corporate and principal executive offices.

In addition, our other joint venture concepts lease 17 restaurants.

ITEM 3.         LEGAL PROCEEDINGS
-------         -----------------

In December 1999, fourteen current and former general managers of Sbarro restaurants in California amended a complaint against us filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs were seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorneys' fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the motion was denied by the court. The court issued a ruling unfavorable to us in December 2003 which we appealed to the circuit court as we believe errors were made by the trial judge. On appeal, the Circuit Court affirmed the lower court's decision in part and reversed it in part, finding that their damages should only be computed from October 1996 through May 9, 1999, the date we converted the compensation of general managers to an hourly rate, rather than through their later employment termination dates. The Circuit Court remanded the matter to the lower court with instructions on how to compute damages and to redetermine the amount of attorney's fees awarded since such fees are to be based, to some extent, on the result obtained.

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





ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------         ---------------------------------------------------

Not applicable.

                                     PART II


ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY
-------         -------------------------------------
                AND RELATED SHAREHOLDER MATTERS
                -------------------------------

As a result of the going private transaction in September 1999, our common stock is not publicly-held nor publicly traded. We currently have six shareholders of record. (See Item 12, "Security Ownership of Certain Beneficial Owners and Management.")

We are not presently permitted under the indenture to pay dividends (other than distributions pursuant to the tax payment agreement to which we are a party with our shareholders) or make stock repurchases. No dividends were declared in 2005 or 2004.

ITEM 6.         SELECTED FINANCIAL DATA
-------         -----------------------

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report and our consolidated financial statements and the related notes included in Item 8 of this report. Our 2005, 2004, 2003 and 2002 consolidated financial statements have been audited and reported on by BDO Seidman, LLP, an independent registered public accounting firm, and our consolidated financial statements for 2001 were audited and reported on by Arthur Andersen LLP, independent public accountants.


                                                                               FISCAL YEAR (1)
                                                                               ---------------
                                                                            (DOLLARS IN THOUSANDS)
                                                        2005          2004          2003           2002          2001
                                                        ----          ----          ----           ----          ----


INCOME STATEMENT DATA:
Revenues:
  Restaurant sales (1)                                $ 329,187     $ 331,313     $ 314,708     $ 345,206     $ 372,673
  Franchise related income                               12,410        12,093        10,868        10,070        10,286
  Real estate and other                                   7,097         5,488         6,748         5,104         5,756
                                                     -------------------------------------------------------------------
       Total revenues                                   348,694       348,894       332,324       360,380       388,715
                                                     -------------------------------------------------------------------

Costs and expenses:
  Cost of food and paper products                        66,519        72,073        67,446        67,593        74,614
  Payroll and other employee benefits                    89,351        90,857        89,614        96,288       103,828
  Other operating costs                                 115,209       114,571       110,494       114,944       116,582
  Depreciation and amortization (2)                      16,635        16,400        19,712        20,683        30,375
  General and administrative                             27,438        28,576        25,451        23,960        29,472
  Asset impairment, restaurant closings/remodels and
    loss on sale of other concept restaurant (3)            859         2,202         6,073         9,196        18,224
                                                     -------------------------------------------------------------------
        Total costs and expenses                        316,011       324,679       318,790       332,664       373,095
                                                     -------------------------------------------------------------------

Operating income                                         32,683        24,215        13,534        27,716        15,620

Other (expense) income:
  Interest expense                                      (30,680)      (30,694)      (31,039)      (30,959)      (30,950)
  Interest income                                         1,277           654           694           528           756
  Equity in net (loss) income of unconsolidated
      affiliates                                           (236)          855           425           668           310
  Other Income (4)                                            -         1,181             -         7,162             -
                                                     -------------------------------------------------------------------
  Net other expense                                     (29,639)      (28,004)      (29,920)      (22,601)       29,884
                                                     -------------------------------------------------------------------

Income (loss) before income taxes (1)                     3,044        (3,789)      (16,836)        5,115       (14,264)

Income taxes                                              1,693           534           844           334           325
                                                     -------------------------------------------------------------------

Net income (loss)                                     $   1,351     $  (4,323)    $ (17,230)    $   4,781     $ (14,589)
                                                     ====================================================================


                                                                             FISCAL YEAR (1)
                                                                             ---------------
                                                                         (DOLLARS IN THOUSANDS)
                                                    2005           2004           2003           2002           2001
                                                    ----           ----           ----           ----           ----


OTHER FINANCIAL AND RESTAURANT DATA:
Net cash provided by operating activities (5)     $  21,581      $  15,816      $  11,034      $  32,453      $  34,812
Net cash used in investing activities (5)         $ (10,805)     $  (8,906)     $  (8,521)     $ (10,988)     $ (22,453)
Net cash used in financing activities (5)         $    (687)     $    (340)     $  (1,254)     $  (3,267)     $ (17,726)

EBITDA (6)                                        $  49,082      $  42,651      $  33,671      $  56,229      $  46,305

Capital expenditures                              $  11,708      $   8,906      $   8,521      $  10,988      $  22,528

Number of restaurants at end of period:
   Company-owned                                        494            511            533            563            607
   Franchised                                           458            428            376            361            334
   Other concepts                                        25             22             27             27             31
                                                  ---------      ---------      ---------      ---------      ---------
     Total number of restaurants                        977            961            936            951            972

Franchised Sales (7)                              $ 272,190      $ 253,410      $ 221,508      $ 205,073      $ 197,936


                                                 2005            2004           2003             2002            2001
                                                 ----            ----           ----             ----            ----

Balance Sheet Data (at end of period):
Total assets                                   $388,538        $384,613        $386,830        $404,291        $404,228
Working capital                                $ 40,697        $ 32,554        $ 28,352        $ 27,095        $  4,614
Total long-term obligation                     $268,530        $268,349        $268,152        $267,941        $267,718
Shareholders' equity (as restated)  (8)        $ 67,898        $ 66,547        $ 70,870        $ 89,882        $ 87,013

---------------------
(1) Our fiscal year ends on the Sunday nearest December 31. Our 2005 year, which ended January 1, 2006, contained 52 weeks. Our 2004 year which ended January 2, 2005, contained 53 weeks. All other years presented contained 52 weeks. The 53rd week of operations in 2004 produced revenues of approximately $9 million and approximate income before taxes of $2.5 million.

(2) Includes amortization of the excess purchase price over the book value of assets acquired as a result of our going private transaction on September 28, 1999 of $5.4 million in 2001. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which became effective for us with the beginning of 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Accordingly, we incurred no amortization of goodwill or of intangible assets with indefinite lives for years after 2001. Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. Our goodwill and intangible assets with indefinite lives, which aggregated $205.1 million, net of accumulated amortization, at January 1, 2006, are tested annually for impairment. Our testing for impairment concluded that there was no impairment of our goodwill or intangible assets for any periods presented.

(3) Asset impairment, restaurant closings and the loss on sale of other concept restaurant consists of the following (in millions):


                                              2005           2004            2003             2002            2001
                                              ----           ----            ----             ----            ----

         Impairment of assets                  $.3           $1.1            $4.1              $.4            $5.5
         Restaurant
            closings/remodels                   .6             .8             2.0              8.8            12.7
         Loss on sale of other
            concept restaurant                   -             .3               -                -               -
                                              ----           ----            ----             ----            ----
                                               $.9           $2.2            $6.1             $9.2           $18.2
                                               ===           ====            ====             ====           =====


(4) Other income in 2004 represents the difference between the amounts allegedly owed to a former distributor and the negotiated settlement with the Bankruptcy Trustee. Other income in 2002 represents the portion of the settlement of our insurance claim, net of related expenses attributable to the reimbursement of lost income under our business interruption insurance arising out of the events of September 11, 2001.

 (5) For a more detailed presentation of our cash flow data, see our audited consolidated financial statements and related notes included in Item 8 of this report.

 (6) EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with United States generally accepted accounting principle "GAAP" or as a measure of a company's profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our senior notes in that EBITDA is one of the factors in the calculation of our compliance with the ratios in the indenture under which our senior notes are issued. We also internally use EBITDA to determine whether or not to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

The following table reconciles EBITDA to our net income (loss) for each of the periods which we believe is the most direct comparable GAAP financial measure to EBITDA, presented (in thousands):


                                 2005         2004        2003        2002         2001
                                 ----         ----        ----        ----         ----

EBITDA                        $ 49,082     $ 42,651    $ 33,671     $ 56,229    $ 46,305
Interest expense               (30,680)     (30,694)    (31,039)     (30,959)    (30,950)
Interest income                  1,277          654         694          528         756
Income taxes                    (1,693)        (534)       (844)        (334)       (325)
Depreciation and amortization  (16,635)     (16,400)    (19,712)     (20,683)    (30,375)

                            -----------  ----------- ----------- ------------ -----------
Net income (loss)              $ 1,351     $ (4,323)  $ (17,230)     $ 4,781   $ (14,589)
                            ===========  =========== =========== ============ ===========

----------------

 (7) While we do not record franchised sales as revenues, we believe they are important in understanding our financial performance because these sales are the basis on which the company calculates and records franchised royalties and are indicative of the financial health of the franchisee base.

(8) In 2005, we noted an error in our straight-line rent calculation and recorded $1.2 million to correct this error. The correction was to reduce the deferred rent balance and adjust to opening retained earnings. The effect was not individually material to any year presented and did not warrant a restatement in those years. In 2004, we noted an error in the minority interest account and accrued expenses. We recorded $569,000 to correct this error, which related to the recording of income and minority interest of a consolidated subsidiary in years prior to December 31, 2001. The correction was adjusted to opening retained earnings. The error resulted from the misinterpretation of certain Partnership Agreements concerning the sharing of the losses of two of the locations within this consolidated subsidiary.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------         ---------------------------------------------------------------
                RESULTS OF OPERATIONS
                ---------------------

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other data and information appearing elsewhere in this report.

RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

We are a leading owner, operator and franchisor of Quick Service Restaurants ("QSR") restaurants, serving a wide variety of Italian specialty foods with 952 company owned and franchise locations as of January 1, 2006. We also operate, in certain cases with joint venture partners, a number of other restaurant concepts with 25 locations as of January 1, 2006.

While we have been faced with numerous pressures that have affected our business, including the events of September 11, 2001, the general economic downturn in recent years in the United States, and the March 2003 military action in Iraq, we saw increased sales in all areas of our business as we moved through 2004 and 2005. Mall traffic has increased as retailers, particularly high end mall based retailers, are serving more customers. In addition, during 2004, we re-energized our quick-service restaurant operations while continuing to provide a quality product coupled with quality service. We believe our strategy resulted in the significant improvement of our operating results, including higher sales and earnings. The increase in mall traffic, combined with selective price increases, improvements in operational controls and upgraded store management at all levels produced increased sales.

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

Commencing in 2003, we restructured our corporate staff. Peter Beaudrault joined us as our Corporate Vice President and President of our Quick Service Division, and Anthony J. Missano, formerly President of our Quick Service Division, became our President of Business Development, with responsibilities for real estate, construction, purchasing and other business development matters. In February 2004, Anthony J. Puglisi was hired as our Chief Financial Officer, a position that had remained vacant since June 2002. In March 2005, Mr. Beaudrault was appointed President and Chief Executive Officer.

SEASONALITY

Our business is subject to seasonal fluctuations, and the effects of weather, national security, economic and business conditions. Revenues have been highest in our fourth quarter due primarily to increased volume in shopping malls during the holiday shopping season. Our annual revenues and earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year's Day and the number of weeks in our fourth quarter. In recent years, our fourth quarter income has also fluctuated significantly due to a number of other factors, including the status of the economy and year end adjustments relating to asset impairment and store closing costs.

GOODWILL, OTHER INTANGIBLE ASSETS AND OTHER LONG LIVED ASSETS

 Due to the seasonality of our business, until we determine the results of operations for our fourth quarter, we are not able to perform the annual test for impairment on our goodwill and intangible assets with indefinite lives acquired prior to July 1, 2001 as required by SFAS No. 142, "Goodwill and Other Intangible Assets," and fully evaluate the impairment of long-lived assets as required by SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Any required adjustments are recorded at that time unless impairment factors are present earlier. Our annual test for impairment charges of our goodwill and intangible assets with indefinite lives at the end of each year since SFAS No. 142 became effective concluded that there has been no impairment related to these assets. However, during 2005, 2004 and 2003 we recorded impairment under SFAS No. 144 of our long-lived assets of $.3 million, $1.1 million and $4.1 million respectively, as a result of our periodic evaluation of impairment indicators of the property and equipment that is part of our long lived assets.

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

PRIMARY FACTORS CONSIDERED BY MANAGEMENT IN EVALUATING OPERATING PERFORMANCE

Our evaluation of operating performance of Sbarro focuses on a number of factors, all of which play a material role:

         o        comparable Sbarro owned QSR location sales;
         o        franchise   location  sales  and  their  relationship  to  our
                  franchise revenues;
         o        decisions  to  continue to operate or close  Sbarro  owned QSR locations;
         o percentage relationship of the cost of food and paper products and payroll and other benefit costs to our restaurant sales;
         o level of other operating expenses (primarily occupancy costs) and their relationship to restaurant sales;
         o        relationship of general and administrative costs to revenues;
         o        provision    for    asset     impairment     and    restaurant
                  closings/remodels and
         o        EBITDA.

RELEVANT FINANCIAL INFORMATION

The following statistical information highlights the primary factors covered by our management in evaluating our operating performance:

                                                                        FISCAL YEAR
                                                                        -----------
                                                           2005             2004             2003
                                                           ----             ----             ----
                                                                      (DOLLARS IN MILLIONS)
Comparable QSR owned sales (1)                            $  312           $  309           $  288
Comparable QSR owned sales
     - percentage change vs. prior year (1)                  2.8%             8.2%            -3.4%
Franchise location sales                                  $  272           $  253           $  222
Franchise revenues                                        $   12           $   12           $   11
Cost of food and paper products as a
    percentage of restaurant sales                          20.2%            21.8%            21.4%
Payroll and other benefits as a percentage
    of restaurant sales                                     27.1%            27.4%            28.5%
Other operating expenses as a percentage
    of restaurant sales                                     35.0%            34.6%            35.1%
General and administrative costs as a
    percentage of revenues                                   7.9%             8.2%             7.7%
Provision for asset impairment and
    restaurant closings/remodels loss on sale of
   other concept restaurants                              $  0.9           $  2.2           $  6.1
EBITDA (2)                                                $   49           $   43           $   34

         (1) Comparable QSR owned sales dollars and annual percentage changes are based on locations that were open during the entire period within the years compared. Comparable QSR sales in 2004 include the 53rd week of approximately $8.5 million in sales. The 53rd week in 2004 accounted for approximately 3 basis points of the 8.2% comparable increase in 2004. In 2005 comparable QSR sales increased 5.7% after excluding the effect of the 53rd week in 2004 of approximately 3 basis points.

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

FISCAL 2005 COMPARED TO FISCAL 2004

We operate two business segments. Our company owned restaurant segment is comprised of the operating activities of our company owned QSR restaurants and other concept restaurants (owned and joint ventures). Our franchise restaurant segment offers franchise opportunities worldwide for qualified operators to conduct business under the Sbarro name. Revenue from franchise operations is generated from initial franchise fees, ongoing royalties and other franchising revenue.

We do not allocate indirect corporate charges to the franchise operating segment. Such costs are managed on an entity wide basis, and the information to reasonably allocate such costs is not readily available.

We do not allocate assets by segment because our chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity wide basis.

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company owned and franchise restaurant segments:


                                                          COMPANY OWNED           FRANCHISE
                                                            RESTAURANTS          RESTAURANTS                TOTALS
                                                            -----------          -----------                ------
         2005                                                                   (IN THOUSANDS)
         Total revenue                                             $336,284              $12,410           $ 348,694
                                                                                                           ---------
         Operating income before unallocated
             costs                                                   47,713                9,496              57,209
         Unallocated costs and expenses (1)                                                                   24,526
                                                                                                              ------
         Operating income                                                                                   $ 32,683
                                                                                                            ========

         2004

         Total revenue                                             $336,801              $12,093           $ 348,894
                                                                                                           ---------
         Operating income before unallocated
             costs                                                   40,698                9,260              49,958

         Unallocated costs and expenses (1)                                                                   25,743
                                                                                                              ------
         Operating income                                                                                   $ 24,215
                                                                                                            ========

(1) Represents certain general and administrative expenses that are not allocated to a segment.

Sales by QSR restaurants and consolidated other concept restaurants were $329.2 million for 2005 and $331.3 million for 2004 including approximately $9.0 million of revenue relating to the 53rd week in 2004. Sales in 2005 increased $6.8 million or 2.1% compared to sales for the 52 weeks in 2004. The increase was attributable to an increase in comparable location QSR sales of $16.9 million or 5.7%. Comparable restaurant sales represent sales at locations that were open during the entire current and prior year. Our consolidated other concept restaurants declined $3.0 million which is attributable to the sale of our Salute restaurant in 2005 partially offset by sales from our Carmela's of Brooklyn Restaurant which opened in February 2005. We believe that improved economic conditions in the United States, improvement in our operational controls and upgraded field and store management, combined with higher check averages and selective price increases implemented in 2004 accounted for the improvements. This was offset somewhat by fewer transactions during

2005 as, notwithstanding the increased traffic in the mall, the time customers spend in a mall appears to be less.

Franchise related revenues increased 2.6% to $12.4 million for 2005 compared to $12.1 for 2004. The increase in revenues was primarily from increases in comparable unit sales of 3.7% for domestic locations and 2.2% for foreign locations and increased number of restaurants in 2005 offset somewhat by the 53rd week in 2004.

Real estate and other revenue increased to $7.1 million in 2005 from $5.5 million in 2004. The increase was primarily due to $1.6 million of increased marketing rebates and certain food rebates we received based on franchisees' level of purchases.

Cost of food and paper products as a percentage of restaurant sales improved by 1.6% to 20.2% in 2005 from 21.8% in 2004. Improved operational controls, combined with selective price increases implemented in 2004, were the primary reasons for the majority of the improvement in our cost of sales as a percentage of restaurant sales. The cost of cheese in 2005 averaged approximately $1.71 per pound compared to an average of approximately $1.82 per pound for 2004. This $.11 per pound reduction in cheese costs accounted for $.9 million or .3 basis points of the improvement.

Payroll and other employee benefits, as a percentage of restaurant sales, decreased by .3 basis points to 27.1% in 2005 from 27.4% of restaurant sales in 2004. The decrease as a percentage of restaurant sales was primarily a result of improved sales resulting from increased mall traffic and selective price increases.

Other operating costs increased by $.6 million to 35% of restaurant sales in 2005 from 34.6% in 2004. The increase primarily related to an increase in restaurant management bonuses of $1.9 million resulting from improved profits offset by occupancy and other costs in 2004 of approximately $1.6 million which related to the 53rd week.

Depreciation and amortization expense increased by $.2 million to $16.6 million for 2005 from $16.4 million for 2004. The increase was primarily due to depreciation related to our new Point Of Sales system and store remodels in 2005.

 General and administrative expenses were $27.4 million in 2005 as compared to $28.6 million in 2004. The decline in expenses is attributable to reductions in salaries and travel and entertainment due to the 2004 staff reductions, the absence of severance costs related to the 2004 staff reductions, offset in part by higher bonus payments resulting from improved profitability and a provision for long term special incentive award to our Chief Executive Officer.

During 2005 and 2004, we recorded a provision for asset impairment, restaurant closing and remodel charges and loss on sale of other concept restaurant of $.9 million and $2.2 million, respectively. In 2005, $.3 million related to the impairment of assets as compared to $1.1 million in 2004. Restaurant closings and remodels accounted for $.6 million and $0.8 million in 2005 and 2004, respectively. In 2004, there was a charge of $0.3 million to record the loss on sale of another concept restaurant. The charge for asset impairment resulted from our evaluation of impairment indicators which determined that the carrying amount of certain store assets may not be recoverable from the estimated undiscounted future cash flows resulting from the use of those assets.

Interest expense of $31 million for both 2005 and 2004 relates primarily to the 11%, $255 million senior notes we issued to finance our going private transaction and the 8.4%, $16 million mortgage loan on our corporate headquarters, which has current outstanding principal balance of $15.1 million as of January 1, 2006.

Interest income was $1.3 million in 2005 compared to $.7 million in 2004. The increase was due to higher average interest rates coupled with higher average cash balances in 2005.

Equity in the net income (loss) of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. Our share in the net income or loss of those concepts decreased by $1.1 million in 2005 from 2004 as a result of a decline in traffic in our steakhouse joint venture. This concept opened three new steakhouses in 2005. There are no further expansion plans for this venture.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense was $1.7 million and $0.5 million for 2005 and 2004, respectively. The expense was for taxes owed by us to jurisdictions that do not recognize S corporation status or that tax entities based on net worth and for taxes withheld at the source of payment on foreign franchise income related payments. The tax expense for these jurisdictions increased in 2005 because of our increase in net income. In 2004 we reduced our tax expense by approximately $.4 million to reflect our estimated tax exposure.

FISCAL 2004 COMPARED TO FISCAL 2003

We operate two business segments. Our company owned restaurant segment is comprised of the operating activities of our company owned QSR restaurants and other concept restaurants (owned and joint ventures). Our franchise restaurant segment offers franchise opportunities worldwide for qualified operators to conduct business under the Sbarro name. Revenue from franchise operations is generated from initial franchise fees, ongoing royalties and other franchising revenue.

We do not allocate indirect corporate charges to the franchise operating segment. Such costs are managed on an entity wide basis, and the information to reasonably allocate such costs is not readily available.

We do not allocate assets by segment because our chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity wide basis.

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company owned and franchise restaurant segments:

                                                                         YEAR ENDED
                                                                         ----------
                                                                       (IN THOUSANDS)
                                                          Company owned             Franchise                 Total
                                                          -------------             ---------                 -----
         2004                                               restaurants            restaurants
                                                            -----------            -----------

         Total revenue                                       $336,801                  $12,093            $ 348,894
                                                                                                          ---------
         Operating income before
         unallocated costs                                     40,698                    9,260               49,958

         Unallocated costs and expenses (1)                                                                  25,743
                                                                                                             ------
         Operating income                                                                                  $ 24,215
                                                                                                           ========

         2003
         Total revenue                                       $321,456                  $10,868            $ 332,324
                                                                                                          ---------
         Operating income before
         unallocated costs                                     28,117                    7,546               35,663

         Unallocated costs and expenses (1)                                                                  22,129
                                                                                                             ------
         Operating income                                                                                $   13,534
                                                                                                         ==========

(1) Represents certain general and administrative expenses that are not allocated to a segment.

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

Real estate and other decreased to $5.5 million in 2004 compared to $6.8 million in 2003. The decrease was primarily due to the absence of $.7 million of rebates recorded in 2003 resulting from a change in estimate.

Cost of food and paper products as a percentage of restaurant sales increased by ..4 basis points to 21.8% for 2004 from 21.4% for 2003. The cost of sales percentage in 2004 was negatively impacted by an increase in cheese prices throughout most of the year. Cheese prices in 2004 were approximately $0.34 per pound higher in 2004 for a total increase of approximately $2.9 million or 0.9% of restaurant sales. Improved operational controls combined with selective price increases of our products offset the effect of the increased cheese prices on our cost of sales as a percentage of restaurant sales.

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

Other operating costs increased by $4.1 million but decreased to 34.6% of restaurant sales in 2004 from 35.1% in 2003. The dollar increase was primarily related to an increase in restaurant management bonuses of $2.2 million resulting from improved profits and an increase in occupancy and other costs due to the 53rd week in 2004 of approximately $1.6 million.

Depreciation and amortization expense decreased by $3.3 million to $16.4 million for 2004 from $19.7 million for 2003. The reduction was due to fewer restaurants in operation in 2004, as well as the reduction in depreciation resulting from the asset impairment charges taken in 2003 and disposal of assets in 2004.

General and administrative expenses were $28.6 million for 2004 compared to $25.5 million for 2003. The principal factors contributing to the increase were increased bonuses of $1.5 million, additional litigation reserves of $1.2 million and costs associated with additions and changes to senior management of $1.2 million. These increases were offset by a reduction in work force that reduced our 2004 costs by approximately $2.5 million. In connection with this reduction in work force in early 2004, we recorded severance and other related costs of approximately $1.2 million.

During 2004 and 2003, we recorded a provision for asset impairment, restaurant closings and remodel charges and loss on the sale of one other concept restaurant of $2.2 million and $6.1 million, respectively. In 2004, $1.1 million related to the impairment of assets as compared to $4.1 million in 2003. Restaurant closings and remodel charges were $0.8 million and $2.0 million in 2004 and 2003, respectively. In 2004, there was a charge of $0.3 million to record the loss on sale of one other concept restaurant. The charge for asset impairment resulted from our evaluation of impairment indicators which determined that the carrying amount of certain store assets may not be recoverable from the estimated undiscounted future cash flows resulting from the use of those assets.

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

In 2003, we replaced our then national independent wholesale distributor which had declared bankruptcy. In December 2004, we entered into a settlement agreement with the bankruptcy trustee to settle $2.1 million allegedly due from us for $0.9 million. The difference between the alleged amount due (which we had fully reserved for) and the amount provided for under the settlement agreement of approximately $1.2 million is reported in other income.

LIQUIDITY AND CAPITAL RESOURCES

PRINCIPAL CASH REQUIREMENTS AND SOURCES

Our liquidity requirements relate to debt service, capital expenditures, working capital, investments in other ventures, distributions to shareholders when permitted under the indenture for the senior notes and to repay any borrowings we may make under our line of credit agreement and general corporate purposes. We incur annual cash interest expense of approximately $29.4 million under the senior notes and mortgage loan and may incur additional interest expense for borrowings under our line of credit. We are not required to make principal payments, absent the occurrence of certain events, on our senior notes until they mature in September 2009. We believe that aggregate restaurant capital expenditures and our investments in joint ventures for all of 2006 will approximate $10 million.

We expect our primary source of liquidity to meet current requirements will be cash flow from operations and if needed, our $10 million line of credit. Under our line of credit, we currently have the ability to borrow up to $10 million with a sub-limit for letters of credit of $5 million. We do not presently expect to borrow under our line of credit except for required letters of credit. The maximum amount available under our line of credit, after giving effect to outstanding letters of credit, was $7.9 million at January 1, 2006.


CONTRACTUAL OBLIGATIONS

Our contractual obligations with respect to both our and the other concepts (both those in which we have a majority and minority interest) were as follows as of January 1, 2006 (in millions):

                                                               LESS THAN                                      MORE THAN
                                                   TOTAL          1 YEAR      1-3 YEARS       4-5 YEARS         5 YEARS
                                           -----------------------------------------------------------------------------
Long-Term Debt Obligations:
   Senior Notes (1)                              $ 255.0         $     -         $    -         $ 255.0         $     -
   Mortgage Loan (2)                                15.1             0.2            0.4             0.5            14.0
   Credit Line (3)                                     -               -              -               -               -
Estimated interest expense
   on long-term debt (11%)                         132.7            29.3           87.8             2.4            13.2
Letters of Credit (4)                                2.1             2.1              -               -               -
Guaranteed Indebtedness (5)                          7.8             1.0            2.4             2.6             1.8
Capital Lease Obligations                              -               -              -               -               -
Operating Leases (6)                               291.4            52.7           92.5            64.5            81.7
Purchase obligations (7)                             1.7             1.7              -               -               -
                                           -----------------------------------------------------------------------------
   Total                                         $ 705.8          $ 87.0        $ 183.1         $ 325.0         $ 110.7
                                           =============================================================================


--------------

(1) There are no principal repayment obligations under the senior notes until September 2009, when the entire principal balance becomes payable.

(2)      Payable  in monthly  installments  of  principal  and  interest  of $.1 million until 2019 when the remaining principal balance becomes payable. Table includes only the principal portion of the installment payments.
(3) Our line of credit enables us to borrow, subject to bank approval, up to $10 million, less outstanding letters of credit through July 2008. There are currently no borrowings outstanding under the new line of credit. The $2.1 million of letters of credit reflected in the table above reduces our borrowing availability under the line of credit to $7.9 million.
(4) Represents our maximum reimbursement obligations to the issuer of the letters of credit in the event the letters of credit are drawn upon. The letters of credit generally are issued instead of cash security deposits under operating leases or to guarantee construction costs for Sbarro or other concept locations. Of the outstanding standby letters of credit, approximately $50,000 is for locations that have been subleased to the buyers of two of our other concept locations. All the standby letters of credit supporting leases are annually renewable through the expiration of the related lease terms. If not renewed, the beneficiary may draw upon the letters of credit as long as the underlying obligation remains outstanding.
(5) Represents our maximum reimbursement obligations relating to guarantees of our nonconsolidated subsidiaries' debt and letter of credit obligations. Although we do not expect to have to pay these obligations, the amount disclosed represents the full exposure.
(6) Represents base rent under operating leases including those which we either sublease to, or guarantee the obligations of, franchisees or certain of our other concepts. Excludes real estate taxes, utilities, insurance, common area charges and other expenses that are not fixed and contingent rent obligations which vary with the level of net restaurant sales. Also excludes leases that are under month-to-month tenancies.
(7) Represents commitments for capital expenditures, including for the construction of restaurants for which we are contractually committed. Excludes potential purchases under our contractual arrangement with our national independent wholesale distributor that commenced in February 2003 and that requires us, until January 2008, subject to various causes for termination, to purchase 95% of most all our food ingredients and related restaurant supplies from them. The agreement does not, however, require us to purchase any specific fixed or minimum quantities. Among the factors that will affect the dollar amount of purchases we make under the agreement are:

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

SOURCES AND USES OF CASH

The following table summarizes our cash and cash equivalents and working capital as at the end of our two latest years and the sources and uses of our cash flows during those two years:

                                                          YEAR ENDED
                                               2005                       2004
                                               ----                       ----
                                                         (In millions)

Liquidity at year end
---------------------
Cash and cash equivalents                    $73.1                       $63.0
Working capital                              $40.7                       $32.6

Net cash flows for each year
----------------------------
Provided by operating activities            $ 21.6                       $15.8
Used in investing activities                $(10.8)                      $(8.9)
Used in financing activities                   (.7)                        (.3)
                                            -------                      ------
Net increase in cash                        $ 10.1                       $ 6.6
                                            =======                      ======


We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations.

Net cash provided by operating activities was $21.6 million in 2005 compared to $15.8 million in 2004 year. This $5.8 million increase was primarily due to the improvements in net income of $5.7 million offset, in part, by a $1.3 million lower charge for asset impairment, restaurant closings/ remodels and loss on sale of other concept restaurants.

Net cash used in investing activities has historically been primarily for capital expenditures. Net cash used in investing activities increased to $10.8 million in 2005 from $8.9 million in 2004. Capital expenditures were utilized for our new Point Of Sales Computer System, QSR restaurant openings, renovation activity and for expenditures for our other concept locations.

Net cash used in financing activities increased $.4 million primarily as a result of mortgage principal repayments offset by a loan to an affiliate.

SENIOR NOTES AND MORTGAGE LOANS

As part of our going private transaction, we sold $255 million of 11% senior notes (at a price of 98.514% of par to yield 11.25% per annum), the net proceeds of which, together with substantially all of our then existing cash, was used to finance the transaction. The indenture under which our senior notes are issued does not require us to make, except under certain circumstances, principal payments until September 2009, when the outstanding principal balance is due. The indenture contains various covenants that limit our ability to borrow funds to make "restricted payments" including, among other things, dividend payments (other than as distributions pursuant to the tax payment agreement), and to make investments in, among other things, unrestricted subsidiaries. Among other covenants, the indenture requires that, in order for us to borrow (except under specifically permitted arrangements) our consolidated interest coverage ratio (as defined in the

Indenture), after giving pro forma effect to the interest on the new borrowings, for the four most recently ended quarters must be at least 2.5 to 1. As of January 1, 2006, that ratio was 1.6 to 1. As a result, we are not presently able to borrow funds except for the specifically permitted indebtedness, such as up to $75 million of revolving credit loans. In order to make restricted payments, that ratio must be at least 2 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture. We refer to the amount that is available for us to make dividends and other restricted payments as the "restricted payment availability." We cannot make restricted payments until we increase the restricted payment availability by approximately $26 million, and then only to the extent of any excess over that amount. We are taxed under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, substantially all taxes on our income are paid by our shareholders. Therefore, regardless of the restricted payment availability, the indenture permits us to make distributions to our shareholders under a formula that is designed to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and such income were taxed at the highest applicable federal and New York State marginal income tax rates.

In March 2000, one of our restricted subsidiaries obtained a $16 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $.1 million. The outstanding principal balance as of January 1, 2006 was $15.1 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual and quarterly debt service of at least 1.2 to 1.0.

As of January 1, 2006, we were in compliance with all covenants in the indenture for the senior notes and our subsidiary was in compliance with the covenants contained in its mortgage.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to various financial guarantees to a bank for two of our other concepts. We are jointly and severally liable, along with our joint venture partner, for a loan owed our quick service Mexican-style restaurant joint venture by one of the other concepts. Our liabilities under the line of credit, mortgage loan and $.1 million of letters of credit to the second concept are limited to our minority ownership percentage. The remaining letter of credit for our steakhouse joint venture of $.6 million is jointly and severally guaranteed by each of the partners in the joint venture. To varying degrees, these guarantees involve elements of performance and credit risk. The possibility of our having to honor our contingencies is largely dependent upon future operations of the other concepts. We record a liability if events occur that make payment under the guarantees probable. No events occurred in 2005 or 2004 which would make payments under the guarantees probable.

The details of our guarantees as of January 1, 2006 and their terms are as follows:


         Type of guaranteed obligation             Amount (1)      Term
         -----------------------------             ----------      ----

              Term loan                         $5.8 million       July 2012
              Loan                               1.0 million       November 2007
              Letters of credit                   .7 million       July 2012
              Mortgage loan                       .3 million       August 2019
---------
(1) Represents our current maximum exposure under existing borrowings and letters of credit. In 2003, the loan expiration date for all new term loans was extended from December 31, 2008 to December 31, 2010.

Our obligation under the bank loan to our quick service Mexican-style restaurant joint venture is joint and several with our partner's guarantee and is therefore up to 100% of the outstanding amount of the loan. Our guarantee was established at the inception of the borrowing by the venture to facilitate its borrowings and is required to be in place until the loan is repaid. As of January 1, 2006, the amount subject to our loan guarantee for this joint venture was $1 million.

In August 2003, we closed, sold the assets and transferred the lease, subject to our remaining $0.15 million guarantee for the remainder of the original lease term, of the clam bar location. Our guarantee of the lease became operable upon the buyer's default and will continue until the premises are released.

RELATED PARTY TRANSACTIONS

We were the sole tenant of an administrative office building which we leased from a partnership owned by Sbarro Enterprises, L.P., the limited partners of which are Mario Sbarro, our Chairman and a director, Joseph Sbarro, our Senior Vice President, Secretary and a director, Anthony Sbarro, our Vice Chairman, Treasurer and a director, and Carmela Sbarro, Vice President and a director. The annual rent paid was $100,000 for 2004, and $300,000 for 2003, respectively. We were advised by a real estate broker that the rent to be paid by us was comparable to the rent that would have been charged by an unaffiliated third party. The lease was terminated upon the sale of the building by the partnership in April 2004.

On April 5, 2001, we loaned $3.2 million to certain of our shareholders, including: Mario Sbarro, $1.1 million, Joseph Sbarro, $1.2 million and Anthony Sbarro, $.9 million. The due dates of the related notes have been extended to April 6, 2007. The notes bear interest at the rate of 4.63% per annum, payable annually. As of January 1, 2006, the balance of these loans was $2.9 million and are classified as long term.

On December 28, 2001,  we loaned $2.8  million to our  shareholders,  including:
Mario Sbarro,  $0.6 million,  Joseph Sbarro,  $.7 million,  Anthony Sbarro,  $.5 million, and the Trust of Carmela Sbarro, $1 million. The due dates of the related notes have been extended to December 28, 2007. The notes bear interest at the rate of 2.48% per annum, payable annually. As of January 1, 2006, the balance of these loans was $2.6 million.

In March 2004, we loaned $40,000 to Gennaro A. Sbarro, then our Corporate Vice President and President of our Franchising and Licensing Division. The note was repaid in February 2005 including interest at 2.69% per annum. In connection with his resignation in 2004, we entered into a severance agreement providing for a lump sum payment of approximately $453,000.

In June 2003, Anna Missano, the daughter of Joseph Sbarro, issued to us a note for approximately $90,000 for royalties due us for 2001 and 2000. The note is repayable at approximately $10,000 per year, including interest at 2.96% per annum, with a balloon payment due on June 30, 2010. The principal balance of the notes at January 1, 2006 was approximately $71,000.

The interest rates charged on the foregoing related party loans approximate the Applicable Federal Rate (AFR) published by the Internal Revenue Service at the time of the loan. We recorded interest income from related parties of approximately $227,000, $211,000 and $223,000 in 2005, 2004 and 2003,
respectively.

Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman, a director of Sbarro, is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of approximately $32,000, $26,000, $300,000 for services rendered during 2005, 2004, and 2003 respectively.

We and our other concepts have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro, for which we and our other concepts paid, in the aggregate $430,000, $480,000 and $340,000 in 2005, 2004 and 2003,
respectively.

Companies owned by a son of Anthony Sbarro are parties to franchise agreements with us containing terms similar to those in agreements entered into by us with unrelated franchises. Royalties under these agreements in 2004 and 2003 were approximately $89,000 and $90,000 respectively. There were no royalties recorded in 2005.

As of July 2002, we sold the assets of a restaurant to a corporation owned by the brother-in-law of Mario Sbarro for $88,900. That corporation also entered into a franchise agreement with us. We received promissory notes for each of the purchase price and initial franchise fee that were payable over seven years and bore interest on the unpaid principal balances at 7% per annum. In addition in 2002, we subleased this location to that franchisee. Payments under the sublease were being made directly to the landlord by the franchisee. Interest payments received relating to the promissory notes was approximately $4,000 in 2003. No interest payments were received in 2005 and 2004. Royalties paid under this arrangement were approximately $1,800 and $3,300 in 2004 and 2003, respectively. No royalty payments were made in 2005. In March 2005, we re-purchased the assets of this restaurant for $88,900. The remaining unpaid principal balance of the promissory notes were offset against the purchase price of the assets. No gain or loss on the sale was recorded.

In 2002, a company in which Gennaro J. Sbarro, then our Corporate Vice President and President of our Casual and Fine Dining Division and the son of Joseph Sbarro, has a 50% interest (the other 50% is owned by an unaffiliated third party) subleased a restaurant from us to operate a non-Sbarro restaurant for $50,000 greater than rent or other charges due under the lease. Rent and other charges due under the lease are paid directly to the landlord. Additional payments under the sublease are due to us. Rent of approximately $25,000 and $23,000 was included in the 2005 and 2004 results of operations, respectively. To reimburse us for equipment costs, the company owned by Mr. Sbarro, issued a $55,000 non-interest bearing note that was repaid in eighteen equal monthly installments of approximately $3,000 commencing in November 2002. As of October 31, 2003, Mr. Sbarro resigned from his positions with us and a corporation owned by Mr. Sbarro entered into an eighteen month agreement with us to provide consulting services to our quick service and casual dining division for approximately $23,000 per month and the reimbursement for customary and usual expenses incurred by that corporation in the performance of its services.

In October 2003, we sold the assets of three underperforming Sbarro-owned restaurants that we proposed to close to entities owned separately by each of three other of Anthony Sbarro's sons, each of which entered into a franchise agreement with us. Two of the locations, which had no remaining book value, were transferred for no consideration while the third was sold for $.3 million that was paid in full, and resulted in a gain to Sbarro of approximately $.1 million. In connection with the sale of the locations, the employment of these individuals with Sbarro was terminated and we included a charge for their total severance pay of approximately $60,000 in our results of operations for 2003. The franchise agreements provide for the payment of 5% of the location's sales as a continuing franchise fee but did not provide for any initial franchise fee. We have waived continuing franchise fees through 2006. In addition, we subleased two of the locations to two of the franchisees. Payments under the subleases are being made directly to the landlord by the franchisees.

In January 2004, one of Mario Sbarro's daughters, resigned from her position as Manager of Administration - Construction. A corporation owned by her entered into a one year agreement to provide consulting services related to construction matters to us for a series of monthly payments totaling $100,000. In addition, that corporation provided consulting services related to construction matters for our steakhouse joint venture of approximately $126,000 and $19,000 in 2005 and 2004, respectively.

In February 2005, a joint venture in which we have a 70% interest, sold the assets of one of its restaurants to a company owned by Gennaro A. Sbarro, our then Corporate Vice President and President of our Franchising and Licensing Division and the son of Mario Sbarro, for approximately $900,000 (which approximated fair value) resulting in a loss of approximately $284,000. The Company received $300,000 in cash and promissory notes of aggregating $600,000. The promissory notes are payable monthly in 72 equal monthly installments of $8,333 including interest at 5% per annum with a balloon payment of $111,375 at maturity. The joint venture also sold the inventory of the restaurant for approximately $67,000. The company owned by Mr. Sbarro entered into a sublease, and a Security Agreement to secure the obligations under the promissory notes. The sublease and Security Agreement are intended to enable Sbarro to recapture the business in the event of an uncured default. As of January 1, 2006 the balance of the promissory note was $546,000.

Compensation of related parties includes salary, taxable benefits and accrued bonus. Salaries for 2004 include one additional week of salary due to our 53 week year in 2004. Compensation is as follows:

         o Mario Sbarro was our Chairman of the Board in 2005 and 2004 and Chairman of the Board, President and Chief Executive Officer in 2003. His compensation was approximately $926,000, $884,000 and $700,000 in 2005, 2004 and 2003, respectively.

         o Anthony Sbarro was our Vice Chairman of the Board and Treasurer in 2005, 2004 and 2003. His compensation was approximately $634,000, $582,000 and $400,000 in 2005, 2004 and 2003, respectively.

         o Joseph Sbarro was our Senior Executive Vice President and Secretary in 2005, 2004 and 2003. His compensation was approximately $637,000, $585,000 and $400,000 in 2005, 2004 and 2003 respectively.

         In addition to the compensation of Mario, Anthony, and Joseph Sbarro:

         o Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of Sbarro and serves as a Vice President, received $100,000 from us for services rendered in 2005, 2004 and 2003.

         o Other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro who are our employees were paid an aggregate of approximately $517,000, $860,000 and $1,344,000 during 2005, 2004 and
         2003, respectively.

In 2005 the members LLC's received their proportioned share of a dividend from Boulder Creek Steakhouse. Our share of the distribution was $.6 million. In 2005 Boulder Creek Steakhouse entered into a subordinate interest bearing (at prime) note payable with its partners. The amounts loaned by each partner was in proportion to their respective equity position in Boulder Creek. The loans may be repaid after the second quarter of fiscal year 2006 if Boulder Creek Steakhouse is in compliance with the covenants before and after such repayment. Our share of this note is $.6 million, and is included in other assets at January 1, 2006.


RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 123R:

In December 2004, the FASB issued a revision of SFAS No. 123, SFAS No. 123R "Statement of Financial Accounting Standards No. 123 (revised 2004)", which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We do not anticipate that SFAS 123R will have a material impact on our financial position or results of operations as we do not currently grant share-based awards.

FASB STAFF POSITION ("FSP"):

Effective October 6, 2005, the FASB issued FASB FSP FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period." The FASB concluded in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. FASB Technical Bulletin
(FTB) No. 88-1, "Issues Relating to Accounting for Leases," requires that rental costs associated with ground or building operating leases be allocated on a straight-line basis in accordance with FASB Statement No. 13, Accounting for Leases, and FTB 85-3, Accounting for Operating Leases with Scheduled Rent Increases, starting with the beginning of the lease term. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As concluded, companies are required to apply the guidance for new leases entered into from this point on. We had a policy of capitalizing rent during the construction period and as of the adoption of this FSP have changed that policy for future leases. Our current policy is to expense rent during the construction period. This statement is effective as of the beginning of the first reporting period after December 15, 2005. We do not believe that the adoption of this FSP will have a material effect on our consolidated financial statements.

SFAS 154:

In May 2005, FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. We do not anticipate that SFAS No. 154 will have a material impact on our financial position or results of operations. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.


CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Accounting policies often require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. Accounting policies whose application may have the most significant effect on our reported results of operations and financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position, are listed below:

SFAS No. 5, "Accounting for Contingencies." Pursuant to SFAS No. 5, in the past we have made, and we intend in the future to make, decisions regarding the accounting for legal matters based on the status of the matter and our best estimate of the outcome (we expense defense costs as incurred). This requires management to make judgments regarding the probability and estimated amount of possible future contingent liabilities, especially, in our case, legal matters. However, especially if a matter goes to a jury trial, our estimate could be off since our estimates are based, in large part, on our experience in settling matters. In our judgment, we believe that our reserve of approximately $1.4 million for outstanding legal actions is adequate.

SFAS No. 142, "Goodwill and Other Intangible Assets," requires us to test annually and periodically assess whether there has been an impairment of goodwill and indefinite lived intangible assets acquired prior to July 1, 2001. As discussed under "Results of Operations" above, based on the discounted cash flow method and the guideline company valuation methods used in determining the fair value of our goodwill under our two reporting units and the discounted cash flow and company guideline methods in determining the fair value of our trademark, it was concluded that there was no impairment in the carrying value of these assets as of January 1, 2006. However, future estimates could change and cause us to take an impairment charge with respect to those assets. Further, after taking such a charge, should future estimates determine that the fair value has risen, SFAS No. 142 does not allow us to increase the then current value.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires judgments regarding future operating or disposition plans for marginally performing assets. The application of this policy has affected the amount and timing of charges to operating results that have been significant in recent years ($.3 million, $1.1 million and $4.1 million in 2005, 2004 and 2003, respectively). We evaluate our long-lived assets for impairment by asset group, where appropriate or on an individual restaurant level on an annual basis, or whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable, including our business judgment of when to close underperforming units. Certain assets at restaurants where we have leases with common mall landlord/owner relations, are evaluated as an asset group as cash flows from these assets are not individually independent enabling us to better estimate projected cash flows in a manner more consistent with the way we view our mall relationships. These impairment evaluations require an estimation of cash flows over the remaining life of the related restaurant lease, which is generally up to 10 years. Our estimates are based on cash flows from recent operations of the asset group or restaurants unless specific circumstances about the location warrant, do not include unsupportable sales growth and margin improvement assumptions. Should the carrying amount not be deemed to be recoverable, we write the assets down to their fair value. After the impairment has been identified and the related asset written down, in accordance with SFAS No. 144, the effect cannot be reversed. As a result, the result of evaluation is not subject to future review and change.

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

FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," elaborates on the disclosures to be made by a guarantor in its financial statements concerning its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued or modified after January 1, 2003), that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. We have guarantees that would require recognition upon issuance or modification under the provisions of FIN No. 45. The nature of our business will likely result in the issuance of certain guarantees in the future and, as such, we will be required to evaluate the fair value of the obligation at the inception of such guarantee. We recognized a liability under FIN No. 45 of approximately $65,000 in 2005 and $120,000 in 2004. No charge was incurred in

2003. The amount we may be required to recognize in future years may be higher than this amount depending on the number and magnitude of guarantees we issue.

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

SFAS 13, "Accounting for Leases" establishes standards of financial accounting for leases. Certain of the Company's operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred rent. Any lease incentives received by the Company are deferred over the same period as the lease and amortized over a straight-line basis over the life of the lease as a reduction of rent expense. We calculate deferred rent based on the lease term from when we obtain access or control over the leased property. Rent expense accrued during the construction period was capitalized as part of the cost of leasehold improvements until October 2005. As a result of FASB Staff Position FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" we now expense rent during the construction phase. The length of time from when we take possession of property for our QSR restaurants and when our restaurant opens is normally 90 days as compared to our normal lease terms of ten years. In 2005 we noted an error in our straight-line rent calculation and recorded $1.2 million to correct this error. The correction was to reduce the deferred rent balance and adjust to opening retained earnings. The effect was not individually material to any year presented and did not warrant a restatement in those years.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Report of Independent Registered Public Accounting Firm                      47


Consolidated Balance Sheets as of January 1, 2006 and January 2, 2005        48


Consolidated Statements of Operations for the years                          50
ended January 1, 2006, January 2, 2005 and December 28, 2003


Consolidated  Statements of Shareholders'  Equity (as restated)              51
for the years ended January 1, 2006, January 2, 2005 and
December 28, 2003


Consolidated Statements of Cash Flows for  the years                         52
ended January 1, 2006, January 2, 2005 and December 28, 2003


Notes to Consolidated Financial Statements                                   54

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors and Shareholders
Sbarro, Inc.
Melville, New York



We have audited the accompanying consolidated balance sheets of Sbarro, Inc. and subsidiaries as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended January 1, 2006, January 2, 2005 and December 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sbarro, Inc. and subsidiaries at January 1, 2006, January 2, 2005 and December 28, 2003 and the results of their operations and their cash flows for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, the Company has restated its financial statements to reflect a correction of an error related to the calculation of deferred rent in prior years. The impact of this adjustment is to deferred rent and retained earnings as of the beginning of the year ended December 28, 2003.

/s/ BDO Seidman, LLP

Melville, New York
March 31, 2006

                          SBARRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          January 1, 2006              January 2, 2005
                                                                          ---------------              ---------------
                                                                                         (In thousands)

Current assets:
   Cash and cash equivalents                                              $    73,089                  $     63,000
   Receivables, net of allowance for doubtful accounts
      of $323 in 2005 and $431 in 2004:
          Franchise                                                             1,865                         1,846
          Other                                                                 3,644                         1,680
                                                                          -----------                  ------------
                                                                                5,509                         3,526

    Inventories                                                                 2,890                         2,809
    Prepaid expenses                                                            3,209                         3,877
    Current portion of loans receivable from shareholders                          -                             46
                                                                          -----------                  ------------
       Total current assets                                                    84,697                        73,258


Property and equipment, net                                                    81,510                        88,465


Intangible assets:
     Trademarks                                                               195,916                       195,916
     Goodwill                                                                   9,204                         9,204
     Deferred financing costs, net                                              3,577                         4,521

     Loans receivable from shareholders, less current portion                   5,593                         5,602

Other assets                                                                    8,041                         7,647
                                                                          -----------                  ------------
                                                                          $   388,538                  $    384,613
                                                                          ===========                  ============


                 See notes to consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      January 1, 2006                 January 2, 2005
                                                                      ---------------                 ---------------
                                                                             (In thousands except share data)

Current liabilities:
   Accounts payable                                                         $11,438                           $11,593
   Accrued expenses                                                          24,183                            20,748
   Accrued interest payable                                                   8,181                             8,181
   Current portion of mortgage payable                                          198                               182
                                                                      -------------                    --------------
       Total current liabilities                                             44,000                            40,704


Deferred rent                                                                 8,110                             9,013

Long-term debt, net of original issue discount                              268,530                           268,349

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $1 par value;
     authorized 1,000,000 shares;
     none issued                                                                  -                                 -
   Common stock, $.01 par value;
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328 shares
     at January 1, 2006 and January 2, 2005                                      71                                71
Additional paid-in capital                                                       10                                10
Retained earnings                                                            67,817                            66,466
                                                                      -------------                    --------------
                                                                             67,898                            66,547
                                                                      -------------                    --------------
                                                                           $388,538                         $ 384,613
                                                                      =============                    ==============

                 See notes to consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                For the Fiscal Years Ended
                                                                --------------------------
                                                    Jan. 1, 2006     Jan. 2, 2005    Dec. 28, 2003
                                                    ------------     ------------    -------------
                                                                      (In thousands)
Revenues:
   Restaurant sales                                 $    329,187     $   331,313      $     314,708
   Franchise related income                               12,410          12,093             10,868
   Real estate and other                                   7,097           5,488              6,748
                                                    ------------     -----------      -------------
   Total revenues                                        348,694         348,894            332,324
                                                    ------------     -----------      -------------

Costs and expenses:
   Cost of food and paper products                        66,519          72,073             67,446
   Payroll and other employee benefits                    89,351          90,857             89,614
   Other operating costs                                 115,209         114,571            110,494
   Depreciation and amortization                          16,635          16,400             19,712
   General and administrative                             27,438          28,576             25,451
   Asset impairment, restaurant closings and
     loss on sale of other concept restaurant                859           2,202              6,073
                                                    ------------     -----------      -------------
   Total costs and expenses                              316,011         324,679            318,790
                                                    ------------     -----------      -------------

Operating income                                          32,683          24,215             13,534
                                                    ------------     -----------      -------------

Other (expense) income:
   Interest expense                                      (30,680)        (30,694)           (31,039)
   Interest income                                         1,277             654                694
   Equity in net income (loss) of unconsolidated                             855                425
       affiliates                                           (236)
   Other Income                                                -           1,181                  -
                                                    ------------     -----------      -------------
          Net other expense                              (29,639)        (28,004)           (29,920)
                                                    ------------     -----------      -------------

Income (loss) before income taxes                          3,044          (3,789)           (16,386)

Income taxes                                               1,693             534                844
                                                    ------------     -----------      -------------

Net income (loss)                                   $      1,351     $    (4,323)     $     (17,230)
                                                    ============     ===========      =============


                 See notes to consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (AS RESTATED)


                                           Common Stock
                                           ------------
                                                                     Additional
                                      Number of                       paid-in    Retained
                                       shares        Amount           capital    earnings         Total
                                       ------        ------           -------    --------         -----
                                                     (In thousands, except share data)

Balance at December 29, 2002
  as previously reported              7,064,328         $71            $10      $  88,588      $  88,669

Correction of error in
deferred rent liability                       -           -              -          1,213          1,213
                                      ---------     -------      ---------      ---------      ---------
Balance at December 29, 2002
   as restated                        7,064,328          71             10         89,801         89,882


Net loss                                      -           -              -        (17,230)       (17,230)

Distributions to shareholders                 -           -              -         (1,782)        (1,782)
                                      ---------     -------      ---------      ---------      ---------

Balance at December 28, 2003          7,064,328          71             10         70,789         70,870

Net loss                                      -           -              -         (4,323)        (4,323)
                                      ---------     -------      ---------      ---------      ---------


Balance at January 2, 2005            7,064,328          71             10         66,466         66,547

Net income                                    -           -              -          1,351          1,351
                                      ---------     -------      ---------      ---------      ---------


Balance at January 1, 2006            7,064,328     $    71            $10      $  67,817      $  67,898
                                      =========     =======      =========      =========      =========










                 See notes to consolidated financial statements.

                          SBARRO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              January 1, 2006     January 2, 2005    December 28, 2003
                                                              ---------------     ---------------    -----------------

                                                                                  (In thousands)

OPERATING ACTIVITIES:
---------------------
Net income (loss)                                                   $1,351             ($4,323)          ($17,230)
 Adjustments to reconcile net  income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                  16,635              16,400             19,712
     Amortization of deferred financing costs                          962                 962              1,148
     Amortization of bond discount                                     379                 379                379
     Allowance for doubtful accounts receivable                         14                 222                435
     (Decrease)/increase in deferred rent, net
        of tenant allowance                                           (452)                273                242
     Asset impairment, restaurant closings/remodel and loss on
        sale of  other concept restaurant                              859               2,202              6,073
     Equity in net loss (income) of unconsolidated affiliates          236                (855)              (384)
     Other                                                               -                 155                 44

 Changes in operating assets and liabilities:
     Decrease (increase) in receivables                             (1,997)               (877)               191
     Decrease (increase) in inventories                                (81)               (102)               578
     Decrease (increase) in prepaid expenses                           668                 (33)              (253)
     Decrease (increase) in other assets                              (328)                458               (366)
     Increase in accounts payable and accrued expenses               3,335                 955                465
                                                                 ---------           ---------          ---------
Net cash provided by operating activities                           21,581              15,816             11,034
                                                                 ---------           ---------          ---------















                 See notes to consolidated financial statements

                          SBARRO, INC. AND SUBSIDIARIES

                                                              January 1, 2006     January 2, 2005    December 28, 2003
                                                              ---------------     ---------------    -----------------
                                                                                   (In thousands)
INVESTING ACTIVITIES:
---------------------
Purchase of property plant and equipment                            (11,708)             (8,906)             (8,521)
Proceeds from sale of joint venture property & equipment                300                   -                   -
Dividend received from unconsolidated affiliates                        603                   -                   -
                                                                   --------            --------            --------
Net cash used in investing activities                               (10,805)             (8,906)             (8,521)
                                                                   --------            --------            --------

FINANCING ACTIVITIES:
---------------------
Mortgage principal repayments                                          (181)               (167)               (154)
Tax distributions                                                         -                (682)             (1,100)
Loan to affiliate                                                      (560)                  -                   -
Reduction in loans receivable from officers                              54                 509                   -
                                                                   --------            --------            --------
Net cash (used in) provided by financing activities                    (687)               (340)             (1,254)
                                                                   --------            --------            --------

Increase in cash and cash equivalents                                10,089               6,570               1,259

Cash and cash equivalents at beginning of year                       63,000              56,430              55,171
                                                                   --------            --------            --------

Cash and cash equivalents at end of year                           $ 73,089            $ 63,000            $ 56,430
                                                                   ========            ========            ========


Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                       $    954            $    417            $    388
                                                                   ========            ========            ========
Cash paid during the period for interest                           $ 29,331            $ 29,352            $ 29,400
                                                                   ========            ========            ========

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

         BUSINESS SEGMENTS:

         We operate two reportable business segments. One segment is comprised of the operating activities of the company owned QSR restaurants and other concept restaurants (owned and joint ventures). The other segment, the Franchise Operated Restaurants offers franchise opportunities worldwide for qualified operators to conduct business under the Sbarro name.

         ESTIMATES:

         The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates.

         CASH EQUIVALENTS:

         Cash equivalents represent funds invested overnight and highly liquid money market accounts with a maturity of three months or less at the time of purchase. Cash equivalents at the end of 2005 and 2004 were $54 million and $51 million, respectively. We have restricted cash of $21,000 which is included in cash in 2005 and 2004.

         INVENTORIES:

         Inventories,   consisting   primarily  of  food,  beverages  and  paper
         supplies, are stated at lower of cost or market, which is determined by the first-in, first-out method.

         PROPERTY AND EQUIPMENT:

         Property and equipment is stated at cost. Depreciation is provided using a half year convention method for the year of purchase and using the straight-line method over the estimated useful lives for furniture, fixtures and equipment - three to ten years; and leasehold improvements
         - the lesser of the useful lives of the assets or lease terms.

                          SBARRO, INC. AND SUBSIDIARIES

         TRADEMARKS AND GOODWILL:

         Intangible assets consist of our trademarks and goodwill. Trademark values, as well as goodwill, were determined based on a fair value allocation of the purchase price from our going private transaction (see Note 2) and were deemed to be indefinite lived intangible assets. At the beginning of 2005 it was determined that we had two reporting units. One reporting unit is comprised of the operating activities of the company owned QSR restaurants and other concept restaurants (owned and joint ventures). The other reporting unit, the Franchise Operated Restaurants offers franchise opportunities worldwide for qualified operators to conduct business under the Sbarro name. The goodwill was allocated to each of these two reporting units based on fair value of the reporting units as of the beginning of the year.

         There were no changes in the carrying amount of the trademarks or goodwill for the years ended January 1, 2006 and January 2, 2005. We test for impairment annually or earlier if impairment indicators exist. We follow a two-step process for impairment testing of goodwill. The first step of this test, used to identify impairment, compares the fair value of a reporting unit, including goodwill, with its carrying amount. The second step (if necessary) measures the amount of the impairment. In 2004 we had one reporting unit that was valued and in 2005 consistent methodology was applied and the two reporting units were individually valued. Our annual impairment test indicated that the fair value of each reporting unit exceeded each reporting unit's carrying amount. Accordingly, the second step of the goodwill impairment test was not necessary. We performed a separate impairment test on our trademarks based on the discounted cash flows method and company guideline method. The fair value of the trademarks exceeded the carrying value.

         DEFERRED FINANCING COSTS:

         Deferred financing costs were incurred as a result of the going private transaction (see Notes 2 and 7) and the mortgage on our corporate headquarters building (see Note 10). The costs are being amortized as additional interest expense over the respective remaining lives of the related debt instruments, which range from 1 1/2 years to 4 years.

         LONG-LIVED ASSETS:

         Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets or asset groups may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets or asset groups. Assets are evaluated in groups where we have a strong relationship with a mall landlord/owner. We consider these assets collectively when evaluating the future cash flows of the asset group since the cash flows of the individual assets within the group are not individually independent. When any such impairment exists, the related assets will be written down to their fair value.

                          SBARRO, INC. AND SUBSIDIARIES

         PRE-OPENING COSTS:

         Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.

         EXIT OR DISPOSAL ACTIVITIES:

         The liability for costs associated with an exit or disposal activity is recognized when a liability is incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No.146, "Accounting for Costs Associated with Exit or Disposal Activities", and is measured at fair value.

         GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES:

         At the inception of a guarantee for the indebtedness of others, a liability for the fair value of the obligation undertaken is recorded for all these guarantees entered into or modified after January 1, 2003. As described in Note 11, there are certain arrangements that were entered into after January 1, 2003 with respect to guarantees for franchised locations and restaurants sold to related parties. The fair value of these guarantees of $65,000 has been recorded as a liability. While the nature of our business will likely result in the issuance of certain guarantees in the future, we do not anticipate that they will have a material impact on our financial position or operating results.

         GIFT CARD LIABILITY:

         We record a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. The gift card program is currently only available in our company owned segment.

         VARIABLE INTEREST ENTITIES:

         Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," was effective immediately upon its issuance during fiscal 2003 for all enterprises with interests in variable interest entities created after January 31, 2003. In December 2003, FASB issued FIN No. 46 (R) which changed the effective dates for the recording of interests in variable interest entities created before February 1, 2003 beginning with the first interim reporting period ending after March 15, 2004. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, or receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and
         the  enterprise's   maximum  exposure  to  loss  as  a

                          SBARRO, INC. AND SUBSIDIARIES
         result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The FASB has specifically exempted traditional franchise arrangements from the evaluations required under FIN No. 46. We have reviewed our joint ventures, equity investments and corporate relationships for possible coverage under FIN No. 46. The application of FIN No. 46 did not have a material effect on our disclosures, financial position or operating results. We have several variable interest entities, for which we provide disclosures. However, we are not the primary beneficiary and therefore do not need to consolidate these entities.

         ACCOUNTING FOR VENDOR REBATES:

         We account for vendor rebates related to the usage of the products for which rebates are received in company owned Sbarro locations as a reduction of the cost of food and paper products. The rebates are recognized as earned based on our usage, which approximates the volume purchased, of the related products. We also receive consideration from manufacturers for the usage, which approximates the volume purchased, of the same raw materials used by our franchisees. We also receive certain marketing allowance rebates. These rebate amounts are included in "real estate and other" in our statements of operations.

         EQUITY INVESTMENTS:

         We account for our investments in 50% or less owned joint ventures, and for 50% owned joint ventures for which we do not have operating control and are not the primary beneficiary, under the equity method of accounting. The equity in the net income (loss) of these unconsolidated affiliates is included in "equity in net income of unconsolidated affiliates" in our statements of operations and the related assets are included in "other assets" in the accompanying balance sheets.

         CONCENTRATION OF CREDIT RISK:

         Financial   instruments  which  potentially   subject  the  Company  to
         concentrations of credit risk consist principally of cash and accounts receivable.

         The Company maintains its cash in commercial banks insured by the FDIC. At times, such cash in banks exceeds the FDIC insurance limit.

         Concentration of credit risk with respect to accounts receivable is generally limited to franchise fees and royalties. Prior to the Company entering into an agreement with a new franchisee, an evaluation of the financial position and credit worthiness is completed. The Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of certain franchisees and other information.

                          SBARRO, INC. AND SUBSIDIARIES

         REVENUE RECOGNITION:

         Our revenues consist of sales by company operated restaurants and fees from restaurants operated by franchisees. Sales by company operated restaurants are recognized as earned. Fees from franchised restaurants include development fees, franchise fees and royalties. Fees and royalties are recognized in the period earned. Development fees are recognized upon opening of a restaurant, which is when we performed substantially all initial services required by the franchise arrangement.

         FRANCHISE RELATED INCOME AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

         Initial franchise fees are recorded as income as restaurants are opened by the franchisee and we have performed substantially all required services. Development fees are recognized over the number of restaurant openings covered under each territory development agreement, with any remaining balance recognized at the end of the term of the agreement. Royalty and other fees from franchisees are accrued as earned.

         We monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Included in general and administrative expenses are provisions for uncollectible franchise receivables of $14,000, $222,000, and $435,000 in 2005, 2004 and 2003, respectively.

         LEASES:

         Certain of the Company's operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred rent. Any lease incentives received by the Company are deferred over the same period as the lease and amortized over a straight-line basis over the life of the lease as a reduction of rent expense. We calculate deferred rent based on the lease term from when we obtain access or control over the leased property. Until November 2005, we capitalized rent expense incurred during the construction period as part of the cost of leasehold improvements. Due to recent interpretive guidance related to lease accounting, we reviewed our accounting policies for leases. Starting in the first reporting period after September 15, 2005, we have expensed rental costs associated with the construction period in conjunction with FASB Staff Position FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period."

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

         ACCOUNTING PERIOD:

         Our fiscal year ends on the Sunday nearest to December 31. Our 2004 fiscal year contained 53 weeks. All other reported fiscal years contained 52 weeks.

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amounts of cash, receivables and accounts payable approximate fair value because of the short-term nature of these items. Based on the current quoted market price, the estimated fair value of our senior notes at January 1, 2006 approximated the face value of $255 million. The carrying amount of the mortgage loan approximates fair value because the interest rate this instrument bears is reasonably equivalent to the current rates offered for debt of a similar nature and maturity.

         DEFINED CONTRIBUTION PLAN:

         We have a 401(k) Plan ("Plan") for all qualified employees. The Plan provides for a 25% matching employer contribution of up to 4% of the employees' deferred savings (maximum contribution of 1% of an employee's salary). The employer contributions vest over five years. The employee's deferred savings cannot exceed 15% of an individual participant's compensation in any calendar year. Our contribution to the Plan was $75,000, $90,000, and $105,000 in 2005, 2004 and 2003,
         respectively.

                          SBARRO, INC. AND SUBSIDIARIES

         NEW ACCOUNTING PRONOUNCEMENTS:

         SFAS 123R:

         In December 2004, the FASB issued a revision of SFAS No. 123, SFAS No. 123R "Statement of Financial Accounting Standards No. 123 (revised
         2004)", which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We do not anticipate that SFAS 123R will have a material impact on our financial position or results of operations as we do not currently grant share-based awards.

         FASB STAFF POSITION ("FSP"):

         Effective October 6, 2005, the FASB issued FASB FSP FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period." The FASB concluded in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. FASB Technical Bulletin (FTB) No. 88-1, "Issues Relating to Accounting for Leases," requires that rental costs associated with ground or building operating leases be allocated on a straight-line basis in accordance with FASB Statement No. 13, Accounting for Leases, and FTB 85-3, Accounting for Operating Leases with Scheduled Rent Increases, starting with the beginning of the lease term. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As concluded, companies are required to apply the guidance for new leases entered into from this point on. We had a policy of capitalizing rent during the construction period and as of the adoption of this FSP have changed that policy for future leases. Our current policy is to expense rent during the construction period. This statement is effective as of the beginning of the first reporting period after December 15, 2005. We do not believe that the adoption of this FSP will have a material effect on our consolidated financial statements.

         SFAS 154:

         In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" a replacement of APB Opinion No. 20 and FASB Statement No.
         3. This statement changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the

                          SBARRO, INC. AND SUBSIDIARIES
         balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. We do not anticipate that SFAS No. 154 will have a material impact on our financial position or results of operations. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.

         RECLASSIFICATIONS:

         Certain  items  in  the  financial   statements   presented  have  been
         reclassified to conform to the 2005 presentation.

         RESTATEMENT:

         In 2005, we noted an error in our straight line rent calculation and recorded $1.2 million to correct this error as an adjustment to opening retained earnings at December 29, 2002 and a decrease to deferred rent. It was determined that the effect to the individual years presented was not material and therefore did not warrant a restatement of the fiscal 2003 and 2004 financial statements.

2.       GOING PRIVATE TRANSACTION:

         On September 28, 1999, members of the Sbarro family (who prior thereto owned approximately 34.4% of our common stock) became the holders of 100% of our issued and outstanding common stock as a result of a "going private" merger.

         During the second quarter of 2001, the funds remaining for untendered shares that had been held by a third party paying agent were returned to us. We will hold such funds until the related shares are tendered or escheated to the appropriate jurisdiction. At January 1, 2006, there was $21,000 being held by us for such untendered shares included in cash and cash equivalents.

         In accordance with Emerging Issues Task Force Issue No. 88-16, "Basis in Leveraged Buyout Transactions," the acquisition of all the outstanding shares of common stock not owned by the Sbarro family and all outstanding stock options was accounted for under the purchase method of accounting. As a result, the remaining shares of common stock owned by the Sbarro family are presented in shareholders' equity at their original basis in the accompanying consolidated balance sheet.

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

         The following sets forth the number of Sbarro restaurants in operation as of:

                                                   JANUARY 1,             JANUARY 2,            DECEMBER 28,
                                                      2006                   2005                   2003
                                                      ----                   ----                   ----
                  Sbarro owned                         494                    511                    533
                  Franchised                           458                    428                    376
                  Other concepts                        25                     22                     27
                                                        --                     --                     --
                      All restaurants                  977                    961                    936
                                                       ===                    ===                    ===


4.       OTHER INCOME:

         FORMER DISTRIBUTOR'S BANKRUPTCY SETTLEMENT:
         In 2003, we replaced our then national independent wholesale distributor which had declared bankruptcy. The trustee in bankruptcy alleged that we were indebted to that distributor in the amount of approximately $2.1 million which had been fully reserved. In December 2004, we entered into a settlement agreement with the bankruptcy trustee to settle the alleged amount due for $.9 million. The difference between the alleged amount due and the settlement agreement of approximately $1.2 million has been reported as other income in 2004.

                          SBARRO, INC. AND SUBSIDIARIES

5.       PROPERTY AND EQUIPMENT, NET (IN THOUSANDS):

                                                                     JANUARY 1,                 JANUARY 2,
                                                                      2006 (A)                    2005 (B)
                                                                      ----                        ----

                  Land                                              $     3,785                $    3,781
                  Leasehold improvements                                140,262                   146,362
                  Furniture, fixtures and equipment                      65,592                    64,096
                                                                        -------                   -------
                                                                        209,639                   214,239

                  Less accumulated depreciation and                     128,129                   125,774
                                                                        -------                   -------
                     amortization (c)
                                                                     $   81,510                 $  88,465
                                                                     ==========                 =========

-----------------

         (a) During 2005, we recorded a charge of $0.3 million relating to impairment losses on property and equipment. In addition, we recorded a provision for restaurant closings and remodels of approximately $0.6 million.

         (b) During 2004, we recorded a charge of $1.1 million relating to impairment losses on property and equipment. In addition, we recorded a provision for restaurant closings and remodels of approximately $0.8 million.

         (c) Depreciation and amortization of property and equipment was $16.6 million, $16.4 million and $19.7 million in 2005, 2004 and 2003, respectively.

6.       GOODWILL (IN MILLIONS):

         We have identified two reporting units for purposes evaluating goodwill for impairment. The carrying value of goodwill was allocated to each of our reporting units based on the fair value of goodwill attributed to each at the beginning of 2005 as follows:

                  REPORTING UNIT:
                  Company owned                       $8.5
                  Franchise                             .7
                                                      ----
                                                      $9.2
                                                      ====

         Although we now operate in two reporting units, there has been no change in the carrying value.

                          SBARRO, INC. AND SUBSIDIARIES

7.       DEFERRED FINANCING COSTS (IN THOUSANDS):

                                                                   JANUARY 1,                JANUARY 2,
                                                                      2006                      2005
                                                                      ----                      ----
              Deferred financing costs                            $   9,591                   $  9,573
              Less accumulated amortization                          (6,014)                    (5,052)
                                                                    -------                    -------
                                                                  $   3,577                   $  4,521
                                                                  =========                   ========

         Amortization expense of the deferred financing costs (included in interest expense) was $962 for each of 2005 and 2004 and $1,148 for 2003.

         Amortization of deferred financing costs for the next four years will be as follows:

                       2006                   $    968
                       2007                        968
                       2008                        968
                       2009                        673
                                                ------
                                                $3,577
                                                ======



8.       ACCRUED EXPENSES (IN THOUSANDS):

                                                                 JANUARY 1,             JANUARY 2,
                                                                    2006                   2005
                                                                    ----                   ----

                  Accrued payroll                                 $    3,672            $   2,325
                  Accrued bonus                                        4,482                2,561
                  Payroll, sales and other taxes                       4,307                3,730
                  Rent and related costs                               3,238                2,971
                  Litigation and legal costs                           1,441                2,552
                  Rebates and other advances                           1,904                2,270
                  Other                                                5,139                4,339
                                                                  ----------            ---------
                                                                  $   24,183            $  20,748
                                                                  ==========            =========


                          SBARRO, INC. AND SUBSIDIARIES

9.       INCOME TAXES:

         In connection with the going private transaction and the related financing (see Note 2), we entered into a tax payment agreement with our shareholders. The tax payment agreement permits us to make periodic tax distributions to our shareholders in amounts determined under a formula designed to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and that income was taxed at the highest applicable federal and New York State marginal income tax rates. We may only make the tax distributions with respect to periods in which we are treated as an S corporation for income tax purposes. We made no distribution to our shareholders in accordance with the tax payment agreement in 2005 and 2004.

         The provision for income taxes which is comprised of taxes payable directly by us to jurisdictions that do not recognize S corporation status or that tax entities based on net worth and for taxes withheld at the source of payment on foreign franchise income related payments, is as follows:


                                                      JANUARY 1,        JANUARY 2,      DECEMBER 28,
                                                         2006              2005             2003
                                                         ----              ----             ----
                                                                     (IN THOUSANDS)
                 Current state and local             $   993            $(133)              $500
                 Foreign                                 700              667                344
                                                        ----            -----               ----
                                                      $1,693             $534               $844
                                                      ======            =====               ====


10.      LONG-TERM DEBT:

         INDENTURE:

         The going private transaction (Note 2) was partially funded by the placement of $255 million of 11% senior notes due September 15, 2009.

         Interest on the senior notes is payable semi-annually on March 15 and September 15 of each year. Our payment obligations under the senior notes are jointly, severally, unconditionally and irrevocably guaranteed by all of Sbarro's current Restricted Subsidiaries (as defined in the indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries. The senior notes and the subsidiary guarantees are senior unsecured obligations of Sbarro and the guaranteeing subsidiaries, respectively, ranking equally in right of payment to all of our and their respective present and future senior debt, including amounts outstanding under the bank line of credit agreement discussed below. The indenture permits redemption of the senior notes at our option at varying redemption prices and requires us to offer to purchase senior notes in the event of a Change of Control and in connection with certain Asset Sales (each as defined). The indenture contains various covenants, including, but not limited to, restrictions on the payment of

                          SBARRO, INC. AND SUBSIDIARIES
         dividends, stock repurchases, certain investments and other restricted payments, the incurrence of indebtedness and liens on our assets, affiliate transactions, asset sales and mergers by us and the guaranteeing subsidiaries.

         As part of our going private transaction, we sold $255 million of 11% senior notes (at a price of 98.514% of par to yield 11.25% per annum), the net proceeds of which, together with substantially all of our then existing cash, was used to finance the transaction. The indenture under which our senior notes are issued does not require us to make, except under certain circumstances, principal payments until September 2009, when the outstanding principal balance is due. The indenture contains various covenants that limit our ability to borrow funds to make "restricted payments" including, among other things, dividend payments (other than as distributions pursuant to the tax payment agreement), and to make investments in, among other things, unrestricted subsidiaries. Among other covenants, the indenture requires that, in order for us to borrow (except under specifically permitted arrangements) our consolidated interest coverage ratio (as defined in the Indenture), after giving pro forma effect to the interest on the new borrowings, for the four most recently ended quarters must be at least 2.5 to 1. As of January 1, 2006, that ratio was 1.6 to 1. As a result, we are not presently able to borrow funds except for the specifically permitted indebtedness, such as up to $75 million of revolving credit loans. In order to make restricted payments, that ratio must be at least 2 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture. We refer to the amount that is available for us to make dividends and other restricted payments as the "restricted payment availability." We cannot make restricted payments until we increase the restricted payment availability by approximately $26 million, and then only to the extent of any excess over that amount. We are taxed under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, substantially all taxes on our income are paid by our shareholders. Therefore, regardless of the restricted payment availability, the indenture permits us to make distributions to our shareholders under a formula that is designed to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and such income were taxed at the highest applicable federal and New York State marginal income tax rates.

         We were in compliance with the various covenants contained in the indenture as of January 1, 2006; however, we are not presently permitted under the indenture to pay dividends, make stock repurchases or, with certain exceptions, incur indebtedness.

         The senior notes were issued, at an aggregate discount of approximately $3.8 million, which is being accreted to the senior notes on a straight-line basis over the original ten year life of the senior notes. Accretion of the discount was $.4 million in each of 2005, 2004 and 2003.

                          SBARRO, INC. AND SUBSIDIARIES

         LINE OF CREDIT:

         In July 2005, we obtained a three year line of credit from Commerce Bank to replace our former uncommitted revolving credit facility. Under the Commerce Bank line of credit, we currently have the ability to borrow up to $10 million, with a sub-limit for letters of credit of $5 million. Interest applicable to the loans under the line of credit is at either the bank's prime or the bank's LIBOR rate plus 1.5% at the time of any borrowings for interest periods of 1, 2, 3 or 6 months, as selected by the company, the line expires in July 2008. There are currently $2.0 million of letters of credit outstanding under the new facility.

         MORTGAGE:

         In March 2000, one of our Restricted Subsidiaries obtained a $16 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $.1 million. The outstanding principal balance as of January 1, 2006 was $15.1 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual and quarterly debt service of at least 1.2 to 1.0.

         GUARANTEE ARRANGEMENTS PERTAINING TO OTHER CONCEPTS:

         We are party to separate financial guarantees to a bank for two of our other joint venture concepts. One of these joint venture concepts was not in compliance with its covenants with respect to the twelve months ended January 1, 2006. A waiver of this noncompliance has been obtained. There can be no assurance that this joint venture concept will not need to obtain amendments or additional waivers of covenants under its debt agreement. To varying degrees, our guarantee involves elements of performance and credit risk. The possibility of our having to honor our guarantee is largely dependent upon the future operation of the other concepts. Our guarantee is limited to the percent of our investment in this concept.

                          SBARRO, INC. AND SUBSIDIARIES

         MATURITIES OF LONG-TERM DEBT:

         Scheduled maturities of long-term debt are as follows (in thousands):


          2006                                             $      198
          2007                                                    215
          2008                                                    235
          2009                                                255,255
          2010                                                    275
          Thereafter                                           13,964
                                                           -----------
                                                              270,142
          Current maturities                                     (198)
          Unaccreted original issue discount                   (1,414)
                                                           -----------
                                                           $  268,530
                                                           ===========

         We were in compliance with the various covenants contained in the indenture, line of credit and mortgage agreement as of January 1, 2006.

11.      COMMITMENTS AND CONTINGENCIES:

         EMPLOYMENT AGREEMENT:

         On July 26, 2005, we entered into an employment agreement with Peter Beaudrault, our President and Chief Executive Officer, for a term ending on March 4, 2008, subject to earlier termination by us or Mr. Beaudrault following specified notice. The agreement provides, among other things, for an annual salary of $450,000, subject to increase at the discretion of our board of directors; an annual performance bonus beginning in 2005 to be based upon the achievement of increases in EBITDA, as defined, and other objectives to be set forth in business plans and budgets approved from time to time by our board; $1,000,000 of life insurance; the reimbursement for certain travel and housing expenses incurred; and a special incentive award. The special incentive award which is designed to reward Mr. Beaudrault for improvements in our adjusted EBITDA, cash position and long term debt position over the term of the agreement, vests upon termination of Mr. Beaudrault's employment and is reduced in the event of early termination of employment and, when earned, is payable, with interest, in twelve equal quarterly installments. Alternatively, in the event of a public offering of our common stock, a change in control (as defined) of Sbarro, including by merger, sale of stock or sale of assets, or a liquidation or dissolution of Sbarro, the special incentive award will be based on the per share proceeds received in excess of a threshold amount. Since the ultimate amount of the special incentive award is not known until termination of agreement; the special incentive award is subject to variable plan accounting. Although no

                          SBARRO, INC. AND SUBSIDIARIES
         amount is as yet payable with respect thereto compensation expense relating to the special incentive award of $689,000 was accrued in 2005.

         SPECIAL EVENT BONUSES:

         We entered into special event bonus agreements with three executive officers, three directors and five Vice Presidents of Operations, which provide for each to receive a bonus in the event of a public offering of our common stock, a change in control of Sbarro, including by merger, sale of stock or sale of assets, or a liquidation or dissolution of Sbarro. The special event bonus will be based on the per share proceeds (as defined in the agreements) received if a special event occurs in excess of a certain threshold amount. A similar agreement was entered into with a member of the law firm we retain as general counsel. This agreement is in addition to the payment for services.

         When the special events referenced in the agreements become probable, a fair value model will be used to determine the value of such award. As of January 1, 2006 no amounts have been accrued.

         LEASES:

         All of our restaurants are in leased facilities. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as percentage rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts.

         Rental expense under operating leases was as follows (In millions):


                                             2005          2004            2003
                                             ----          ----            ----


         Minimum rentals                     $50            $52             $51
         Common area charges                  15             15              15
         Percentage rent                       5              4               4
                                             ---            ---             ---
                                             $70            $71             $70
                                             ===            ===             ===

                          SBARRO, INC. AND SUBSIDIARIES

         Future minimum rental and other payments required under non-cancelable operating leases for our Sbarro restaurants and our other concept locations as of January 1, 2006 are as follows (in millions):

               FISCAL YEARS ENDING:
               --------------------
               2006                                       $     71
               2007                                             68
               2008                                             62
               2009                                             55
               2010                                             49
               Thereafter                                      140
                                                               ---
                                                          $    445
                                                               ===


         We are the principal lessee under certain operating leases for two other concept locations that have been sold and sublet to unaffiliated third parties for which we are contingently responsible. Future minimum rental payments required under these non-cancelable operating leases as of January 1, 2006 are as follows (in thousands):

                FISCAL YEARS ENDING:
                --------------------
                2006                                      $    164
                2007                                           164
                2008                                           164
                2009                                           167
                2010                                           183
                Thereafter                                   1,280
                                                             -----
                                                          $  2,122
                                                             =====

         We are the principal lessee under operating leases for certain franchised restaurants which are subleased to franchisees. Franchisees pay rent and related expenses directly to the landlord. Future minimum rental payments required under these non-cancelable operating leases for franchised restaurants that were open as of January 1, 2006 are as follows (in thousands):

               FISCAL YEARS ENDING:
               --------------------
               2006                                       $  1,769
               2007                                          1,368
               2008                                          1,066
               2009                                            966
               2010                                            528
               Thereafter                                      685
                                                               ---
                                                          $  6,382
                                                             =====

                          SBARRO, INC. AND SUBSIDIARIES

         We are the principal lessee under operating leases for three franchised restaurants and one other concept restaurant that was sold and franchised to related parties (see Note 12) and are subleased by us to the franchisees. The franchisees pay rent and related expenses directly to the landlord. Future minimum rental payments required under these non-cancelable operating leases are as follows (in thousands):

               FISCAL YEARS ENDING:
               --------------------
               2006                                       $    672
               2007                                            687
               2008                                            695
               2009                                            325
               2010                                            250
               Thereafter                                    1,811
                                                             -----
                                                          $  4,440
                                                             =====

         Future minimum rental payments required under non-cancelable operating leases for restaurants that had not as yet opened as of January 1, 2006 are as follows (in thousands):

               FISCAL YEARS ENDING:
               2006                                       $     99
               2007                                             99
               2008                                             99
               2009                                             99
               2010                                             99
               Thereafter                                      545
                                                               ---
                                                          $  1,040
                                                             =====

         In accordance with FIN No. 45, we have recorded a liability of approximately $65,000 in 2005 and $120,000 in 2004 which represents the fair value of the guarantees related to our guarantee of certain leases.

         CONSTRUCTION CONTRACTS AND OTHER:

         As of January 1, 2006, were party to contracts for approximately $2 million with respect to the new construction and restaurant remodels. Payments of approximately $.3 million were made on those contracts in 2005. The balance of the contracts are expected to be paid in 2006.

         PRODUCT PURCHASE DISTRIBUTION ARRANGEMENT:

         We have a contractual arrangement with a national independent wholesale distributor that commenced in February 2003 and that requires us, until January 2008, subject to early termination for certain specified causes, to purchase 95% of most of our food ingredients and related restaurant supplies from it. The agreement does not, however, require us to purchase any

                          SBARRO, INC. AND SUBSIDIARIES
         specific fixed quantities. Among the factors that will affect the dollar amount of purchases we make under the contract are:

                  o number of Sbarro locations open during the term of the contract;

                  o        level of sales made at Sbarro locations;

                  o market price of mozzarella cheese and other commodity items;

                  o        price of diesel fuel; and

                  o        mix of products sold by Sbarro locations.

         LETTERS OF CREDIT:

         As of January 1, 2006, there are $2.1 million of bank letters of credit issued under our line of credit to support potential obligations. The letters of credit have been issued instead of cash security deposits under operating leases. Of the outstanding standby letters of credit, approximately $.1 million are for locations that have been subleased to the buyers of two of our other concept locations.

         GUARANTEE ARRANGEMENTS PERTAINING TO THE OTHER CONCEPTS:

         We are a party to various financial guarantees to a bank for two of our other concept joint ventures. With respect to our joint venture, we are jointly and severally liable, along with our joint venture partner, for a $1 million loan. Our liabilities under a $5.8 million term loan, $.3 million mortgage loan and $.1 million of letters of credit to the second concept are limited to our 40 % minority ownership percentage while the remaining letter of credit of $.6 million is jointly and severally guaranteed by each of the partners in the concept. To varying degrees, these guarantees involve elements of performance and credit risk. The possibility of our having to honor our contingencies is largely dependent upon future operations of the other concepts. We record a liability if events occurred that make payment under the guarantees probable. Under FIN No. 45, we are required to record a liability for the fair value of any obligation undertaken or modified after December 31, 2002. In 2005, one of the loan guarantees were modified. We believe the fair value of our portion of this guarantee is minimal.

                          SBARRO, INC. AND SUBSIDIARIES

         The details of our guarantees as of January 1, 2006 and their terms are as follows:


         Type of guaranteed obligation         Amount (a)         Term
         -----------------------------         ----------         ----

              Term loan                      $5.8 million         July 2012
              Loan                            1.0 million         November 2007
              Letters of credit                .7 million         July 2012
              Mortgage loan                    .3 million         August 2019

         -------------
         (a) Represents our current maximum exposure under existing borrowings and letters of credit.

         LITIGATION:

         We  have  reserved  $1.4  million  in  our  financial   statements  for
         contingent litigation liabilities.

         In December 1999, fourteen current and former general managers of Sbarro restaurants in California amended a complaint against us filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs were seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorneys fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the motion was denied by the court. The court issued a ruling in December 2003 which was unfavorable to us which we appealed as we believe errors were made by the trial judge and appealed the decision to the circuit court. On appeal, the Circuit Court affirmed the lower court's decision in part and reversed it in part, finding that their damages should only be computed from October 1996 through May 9, 1999, the date we converted the compensation of general managers to an hourly rate rather than their later employment termination dates. The Circuit Court remanded the matter to the lower court with instructions on how to compute damages and to redetermine the amount of attorney's fees awarded since such fees are to be based, to some extent, on the result obtained.

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

                          SBARRO, INC. AND SUBSIDIARIES

         In March 2002, four former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Los Angeles County. The complaint alleged that the plaintiffs were required to perform labor services without proper premium overtime compensation from at least May 1999. The plaintiffs sought actual damages, punitive damages and attorneys' fees and costs, each in unspecified amounts. The case was settled March 22, 2005 for $48,000, with our insurance company paying $30,000 and the company paying $18,000.

         In August 2002, a subcontractor and the general contractor, pursuant to a construction contract entered into to build the joint venture location that was closed during 2002 and also the subject of the lawsuit discussed below, filed a complaint against the limited liability joint venture company alleging that they were owed for unpaid billings. We were a defendant in the suit by reason of the fact that we guaranteed the bonds under which mechanics liens against the plaintiffs were bonded. In late 2004, we settled the lawsuit for $500,000. The settlement was paid and included in our financial statements.

         In May 2002, the landlord of the joint venture described above filed a complaint against Sbarro in the Supreme Court of New York for Westchester County alleging that we were obligated to it, pursuant to a Guaranty Agreement we executed, for all rent during the remaining lease based on an alleged breach of the lease by the tenant, a subsidiary of the Company. We believed that our guarantee was limited in amount while the landlord alleged that the guarantee covered all amounts that would become due during the remaining lease term. The court issued a ruling in November 2003 which limited our liability, which we estimated at $650,000. The landlord appealed this decision. Given the uncertainty of the results of an appeal and liability we would have by reason of a reversal, we settled the matter for $800,000 in 2005. The settlement was paid in 2005.

         In November 2004, a contractor, pursuant to a construction contract entered into to build a QSR location, instituted an action for unpaid amounts under the construction contract. We settled the matter for $72,000 in 2005. The settlement amount was paid in 2005.

         In May 2004, a suit was filed by the landlord of one of our QSR locations as a result of premature termination of the lease on that location by one of our subsidiaries. The landlord has obtained a consent judgment against the subsidiary for approximately $75,000. The landlord now seeks to enforce the judgment against the company. While we do not believe the judgment can be enforced against us, we believe that our ultimate liability will not exceed $75,000 and have reserved for this amount in 2005.

         In addition to the above complaints, from time to time, we are a party to claims and legal proceedings in the ordinary course of business. In our opinion, the results of such claims and legal proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

                          SBARRO, INC. AND SUBSIDIARIES

12.      TRANSACTIONS WITH RELATED PARTIES:

         We were the sole tenant of an administrative office building which we leased from a partnership owned by Sbarro Enterprises, L.P., the limited partners of which are Mario Sbarro, our Chairman and a director, Joseph Sbarro, our Senior Vice President, Secretary and a director, Anthony Sbarro, our Vice Chairman, Treasurer and a director, and Carmela Sbarro, Vice President and a director. The annual rent paid was $100,000 for 2004, and $300,000 for 2003, respectively. We were advised by a real estate broker that the rent to be paid by us was comparable to the rent that would have been charged by an unaffiliated third party. The lease was terminated upon the sale of the building by the partnership in April 2004.

         On  April  5,  2001,   we  loaned  $3.2   million  to  certain  of  our
         shareholders, including: Mario Sbarro, $1.1 million, Joseph Sbarro, $1.2 million and Anthony Sbarro, $.9 million. The due dates of the related notes have been extended to April 6, 2007. The notes bear interest at the rate of 4.63% per annum, payable annually. As of January 1, 2006, the balance of these loans was $2.9 million and are classified as long term.

         On December 28, 2001, we loaned $2.8 million to our shareholders, including: Mario Sbarro, $0.6 million, Joseph Sbarro, $.7 million, Anthony Sbarro, $.5 million, and the Trust of Carmela Sbarro, $1 million. The due dates of the related notes have been extended to December 28, 2007. The notes bear interest at the rate of 2.48% per annum, payable annually. As of January 1, 2006, the balance of these loans was $2.6 million and are classified as long term.

         In March 2004, we loaned $40,000 to Gennaro A. Sbarro, then our Corporate Vice President and President of our Franchising and Licensing Division. The note was repaid in February 2005 including interest at 2.69% per annum. In connection with his resignation in 2004, we entered into a severance agreement providing for a lump sum payment of approximately $453,000.

         In June 2003, Anna Missano, the daughter of Joseph Sbarro, issued to us a note for approximately $90,000 for royalties due us for 2001 and 2000. The note is repayable at approximately $10,000 per year, including interest at 2.96% per annum, with a balloon payment due on June 30, 2010. The principal balance of the notes at January 1, 2006 was approximately $71,000.

         The interest rates charged on the foregoing related party loans approximate the Applicable Federal Rate (AFR) published by the Internal Revenue Service at the time of the loan. We recorded interest income from related parties of approximately $227,000, $211,000 and $223,000 in 2005, 2004 and 2003, respectively.

         Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman, a director of Sbarro, is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of approximately $32,000, $26,000, $300,000 for services rendered during 2005, 2004, and 2003 respectively.

                          SBARRO, INC. AND SUBSIDIARIES

         We and our other concepts have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro, for which we and our other concepts paid, in the aggregate $430,000, $480,000 and $340,000 in 2005, 2004 and 2003, respectively.

         Companies owned by a son of Anthony Sbarro are parties to franchise agreements with us containing terms similar to those in agreements entered into by us with unrelated franchises. Royalties under these agreements in 2004 and 2003 were approximately $89,000 and $90,000 respectively. There were no royalties recorded in 2005.

         As of July 2002, we sold the assets of a restaurant to a corporation owned by the brother-in-law of Mario Sbarro for $88,900. That corporation also entered into a franchise agreement with us. We received promissory notes for each of the purchase price and initial franchise fee that were payable over seven years and bore interest on the unpaid principal balances at 7% per annum. In addition in 2002, we subleased this location to that franchisee. Payments under the sublease were being made directly to the landlord by the franchisee. Interest payments received relating to the promissory notes was approximately $4,000 in 2003. No interest payments were received in 2005 and 2004. Royalties paid under this arrangement were approximately $1,800 and $3,300 in 2004 and 2003, respectively. No royalty payments were made in 2005. In March 2005, we re-purchased the assets of this restaurant for $88,900. The remaining unpaid principal balance of the promissory notes were offset against the purchase price of the assets. No gain or loss on the sale was recorded.

         In 2002, a company in which Gennaro J. Sbarro, then our Corporate Vice President and President of our Casual and Fine Dining Division and the son of Joseph Sbarro, has a 50% interest (the other 50% is owned by an unaffiliated third party) subleased a restaurant from us to operate a non-Sbarro restaurant for $50,000 greater than rent or other charges due under the lease. Rent and other charges due under the lease are paid directly to the landlord. Additional payments under the sublease are due to us. Rent of approximately $25,000 and $23,000 was included in the 2005 and 2004 results of operations, respectively. To reimburse us for equipment costs, the company owned by Mr. Sbarro, issued a $55,000 non-interest bearing note that was repaid in eighteen equal monthly installments of approximately $3,000 commencing in November 2002. As of October 31, 2003, Mr. Sbarro resigned from his positions with us and a corporation owned by Mr. Sbarro entered into an eighteen month agreement with us to provide consulting services to our quick service and casual dining division for approximately $23,000 per month and the reimbursement for customary and usual expenses incurred by that corporation in the performance of its services.

         In October 2003, we sold the assets of three underperforming Sbarro-owned restaurants that we proposed to close to entities owned separately by each of three other of Anthony Sbarro's sons, each of which entered into a franchise agreement with us. Two of the locations, which had no remaining book value, were transferred for no consideration while the third was sold for $.3 million that was paid in full, and resulted in a gain to Sbarro of approximately $.1 million. In connection with the sale of the locations, the employment of these individuals with Sbarro was

                          SBARRO, INC. AND SUBSIDIARIES
         terminated and we included a charge for their total severance pay of approximately $60,000 in our results of operations for 2003. The franchise agreements provide for the payment of 5% of the location's sales as a continuing franchise fee but did not provide for any initial franchise fee. We have waived continuing franchise fees through 2006. In addition, we subleased two of the locations to two of the franchisees. Payments under the subleases are being made directly to the landlord by the franchisees.

         In January 2004, one of Mario Sbarro's daughters, resigned from her position as Manager of Administration - Construction. A corporation owned by her entered into a one year agreement to provide consulting services related to construction matters to us for a series of monthly payments totaling $100,000. In addition, that corporation provided consulting services related to construction matters for our steakhouse joint venture of approximately $126,000 and $19,000 in 2005 and 2004, respectively.

         In February 2005, a joint venture in which we have a 70% interest, sold the assets of one of its restaurants to a company owned by Gennaro A. Sbarro, our then Corporate Vice President and President of our Franchising and Licensing Division and the son of Mario Sbarro, for approximately $900,000 (which approximated fair value) resulting in a loss of approximately $284,000 which was recorded at the end of fiscal 2004. The Company received $300,000 in cash and promissory notes aggregating $600,000. The promissory notes are payable monthly in 72 equal monthly installments of $8,333 including interest at 5% per annum with a balloon payment of $111,375 at maturity. The joint venture also sold the inventory of the restaurant for approximately $67,000. The company owned by Mr. Sbarro entered into a sublease, and a Security Agreement to secure the obligations under the promissory notes. The sublease and Security Agreement are intended to enable Sbarro to recapture the business in the event of an uncured default. As of January 1, 2006 the balance of the promissory note was $546,000.

         Compensation of related parties includes salary, taxable benefits and accrued bonus. Salaries for 2004 include one additional week of salary due to our 53 week year in 2004. Compensation is as follows:

         o Mario Sbarro was our Chairman of the Board in 2005 and 2004 and Chairman of the Board, President and Chief Executive Officer in 2003. His compensation was approximately $926,000, $884,000 and $700,000 in 2005, 2004 and 2003, respectively.

         o Anthony Sbarro was our Vice Chairman of the Board and Treasurer in 2005, 2004 and 2003. His compensation was approximately $634,000, $582,000 and $400,000 in 2005, 2004 and 2003, respectively.

         o Joseph Sbarro was our Senior Executive Vice President and Secretary in 2005, 2004 and 2003. His compensation was approximately $637,000, $585,000 and $400,000 in 2005, 2004 and 2003 respectively.

                          SBARRO, INC. AND SUBSIDIARIES

         In addition to the compensation of Mario, Anthony, and Joseph Sbarro:

         o Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of Sbarro and serves as a Vice President, received $100,000 from us for services rendered in 2005, 2004 and 2003.

         o Other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro who are our employees were paid an aggregate of approximately $517,000, $860,000 and $1,344,000 during 2005, 2004 and
         2003, respectively.

         In 2005 the members LLC's received their proportioned share of a dividend from Boulder Creek Steakhouse. Our share of the distribution was $.6 million. In 2005 Boulder Creek Steakhouse entered into a subordinate interest bearing (at prime) note payable with its partners. The amounts loaned by each partner was in proportion to their respective equity position in Boulder Creek. The loans may be repaid after the second quarter of fiscal year 2006 if Boulder Creek Steakhouse is in compliance with the covenants before and after such repayment. Our share of this note is $.6 million, and is included in other assets at January 1, 2006.

13. PROVISION FOR ASSET IMPAIRMENT, RESTAURANT CLOSINGS/REMODELS AND LOSS ON SALE OF OTHER CONCEPT RESTAURANT (IN THOUSANDS):

         The provision for asset impairment, restaurant closings/remodels, and loss on sale of other concept restaurant consists of the following:

                                                        2005            2004             2003
                                                        ----            ----             ----
         Impairment of assets                           $328           $1,103          $4,048
         Restaurant closings/remodels                    531              815           2,025
         Loss on sale of other
             concept restaurant (Note 12)                  -              284               -
                                                        ----            -----          ------
                                                        $859           $2,202          $6,073
                                                        ====           ======          ======


14.      DIVIDENDS:

         We declared distributions to our shareholders pursuant to the tax payment agreement of $1.8 million with respect to our taxable income for 2002, of which $1.1 million was paid in 2003 and $.7 million was paid in March 2004. No dividends were declared or paid in 2005.

                          SBARRO, INC. AND SUBSIDIARIES

15.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                  FIRST             SECOND            THIRD             FOURTH
                                                  QUARTER           QUARTER           QUARTER           QUARTER
                                                  -------           -------           -------           -------
                                                                          (IN THOUSANDS)

         2005
         ----
         Revenues                                 $ 96,517           $ 74,644          $ 79,326          $ 98,207
         Gross profit (a)                         $ 77,487           $ 59,928          $ 64,046          $ 80,714
         Net (loss) income (b)                    $ (5,741)          $ (3,311)         $   (323)         $ 10,726


         2004
         ----
         Revenues                                 $ 96,211           $ 72,717          $ 78,306          $101,660
         Gross profit (a)                         $ 76,202           $ 56,780          $ 62,237          $ 81,602
         Net (loss) income (c)                    $ (6,161)          $ (4,556)         $ (1,029)         $  7,423


         (a) Gross profit represents the difference between revenues and the cost of food and paper products.

         (b) In the fourth quarter of 2005, we recorded a provision for asset impairment of $.3 million, recorded an accrual for a long term executive bonus of $.7, recorded a receivable and income of $.5 million for an expected insurance recovery on our business interruption policy related to Hurricane Katrina.

         (c) In the fourth quarter of 2004, we recorded a provision for asset impairment of $1.1 million, litigation expense of $1.2 million and reversed an accrual for a rebate receivable of $.3 million. These were partially offset by a reduction in, our tax liability reserve by approximately $.4 million to reflect our current estimated tax exposure and reported income of approximately $1.2 million for a settlement agreement with the bankruptcy trustee of our former distributor.

16.      EQUITY INVESTMENT IN BOULDER CREEK STEAKHOUSE:

         We have a 40% equity interest in a steakhouse joint venture which operates both casual and fine dining steakhouse restaurants. The following combined condensed financial statements include the accounts of Boulder Creek Holding LLC ("Holding"), Boulder Creek Venture LLC ("Venture") and Boulder Creek Properties LLC ("Properties") and their wholly owned subsidiaries (collectively "Boulder Creek"). Properties holds the trademark used by Holding and Venture. All material intercompany accounts and transactions have been eliminated in

                          SBARRO, INC. AND SUBSIDIARIES
         combination. We provided administrative services for $187,000, $165,000 and $172,000 in 2005, 2004 and 2003, respectively.

         The members of Holding, Venture and Properties are Scotto LLC (40%), Sbarro Boulder LLC ("Sbarro Boulder") (40%) and Fee Fee LLC (20%) (the "member LLCs"). Sbarro Boulder is 100% owned by us.

         In 2005, the members LLC's received their proportioned share of a dividend from the joint venture. Our share of the distribution was $.6 million. In 2005, the joint venture entered into a subordinate interest bearing (at prime) note payable with its partners. The amounts loaned by each partner was in proportion to their respective equity position in Boulder Creek. The loans may be repaid after the second quarter of fiscal year 2006 if the joint venture is in compliance with the covenants contained in its line of credit facility before and after such repayment. Our share of this note is $.6 million, and is included in other assets at January 1, 2006.

         INCOME STATEMENT DATA (IN THOUSANDS):

                                                        2005                     2004                    2003
                                                        ----                     ----                    ----
         Net sales                                      $57,753                 $49,697                 $50,141
         Costs and expenses                              57,577                  47,149                  46,960
         Interest expense, net                              783                     477                     531
         Loss from discontinued
              operations                                      -                      47                     901
                                                          -----                  ------                  ------
                     Net income (loss)                    ($607)                 $2,024                  $1,749
                                                          =====                  ======                  ======



         BALANCE SHEET DATA (IN THOUSANDS):

                                                           2005                  2004                   2003
                                                           ----                  ----                   ----

         Current assets                                  $5,946                  $3,126                $3,002
         Long term assets                                28,852                  26,905                24,288
                                                         ------                  ------                ------
         Total assets                                    34,798                  30,031                27,290
                                                         ======                  ======                ======

         Current liabilities                             10,314                   7,484                 7,019
         Long term liabilities                           18,195                  14,144                13,128
                                                         ------                  ------                ------
         Total liabilities                               28,509                  21,628                20,147
                                                         ======                  ======                ======

         Members' equity                                 $6,289                  $8,403                $7,143
                                                         ======                  ======                ======

                          SBARRO, INC. AND SUBSIDIARIES

17.      BUSINESS SEGMENT INFORMATION

         We operate two business segments. Our company owned restaurant segment is comprised of the operating activities of our company owned QSR restaurants and other concept restaurants (owned and joint ventures). Our franchise restaurant segment offers franchise opportunities worldwide for qualified operators to conduct business under the Sbarro name. Revenue from franchise operations is generated from initial franchise fees, ongoing royalties and other franchising revenue.

         We do not allocate indirect corporate charges to the franchise operating segment. Such costs are managed on an entity wide basis, and the information to reasonably allocate such costs is not readily available.

         We do not allocate assets by segment because our chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis.



                                                                COMPANY OWNED          FRANCHISE
                                                                -------------          ---------
                                                                 RESTAURANTS          RESTAURANTS         TOTALS
                                                                 -----------          -----------         ------
         2005                                                                       (IN THOUSANDS)
         Total revenue                                             $336,284             $12,410            $ 348,694
                                                                                                           ---------
         Operating income before
         unallocated costs                                           47,713               9,496               57,209
         Unallocated costs and expenses (1)                                                                   24,526
                                                                                                              ------
         Operating income                                                                                  $  32,683
                                                                                                           =========

         2004

         Total revenue                                             $336,801             $12,093            $ 348,894
                                                                                                           ---------
         Operating income before
         unallocated costs                                           40,698               9,260               49,958

         Unallocated costs and expenses (1)                                                                   25,743
                                                                                                              ------
         Operating income                                                                                  $  24,215
                                                                                                           =========

         2003
         Total revenue                                            $321,456              $10,868            $ 332,324
                                                                                                           ---------
         Operating income before
         unallocated costs                                          28,117                7,546               35,663

         Unallocated costs and expenses (1)                                                                   22,129
                                                                                                              ------
         Operating income                                                                                  $  13,534
                                                                                                           =========

         ----------------
         (1) Represents certain general and administrative expenses that are not allocated to a segment.

                          SBARRO, INC. AND SUBSIDIARIES

18.      GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS:

         Certain subsidiaries have guaranteed amounts outstanding under our senior notes and new line of credit. Each of the guaranteeing subsidiaries is our direct or indirect wholly owned subsidiary and each has fully and unconditionally guaranteed the senior notes on a joint and several basis.

         The following condensed consolidating financial information presents:

         (1) Condensed consolidating balance sheets as of January 1, 2006 and January 2, 2005 and related statements of operations and cash flows for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003 of (a) Sbarro, Inc., the parent,
                  (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

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

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET

                              AS OF JANUARY 1, 2006

                                 (IN THOUSANDS)

                                     ASSETS


                                                             GUARANTOR        NONGUARANTOR                       CONSOLIDATED
                                                  PARENT    SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS        TOTAL
                                                  ------    ------------      ------------      ------------        -----

Current assets:

Cash and cash equivalents                      $   66,377    $   5,303         $    1,409        $       -       $  73,089
Receivables less allowance for
     doubtful accounts of $323
     Franchise                                      1,865            -                  -                -           1,865
     Other                                          3,385          119                140                -           3,644
                                               ----------    ---------         ----------        ---------       ---------
                                                    5,250          119                140                -           5,509

Inventories                                         1,312        1,525                 53                -           2,890
Prepaid expenses                                    3,517        (301)                (7)                -           3,209
                                               ----------    ---------         ----------        ---------       ---------
     Total current assets                          76,456        6,646              1,595                -          84,697

Intercompany receivables                            2,578      458,262            (4,448)        (456,392)               -

Investment in subsidiaries                         67,450        1,945                  -         (69,395)               -

Property and equipment, net                        31,820       46,819              2,871                -          81,510
Trademarks, net                                   195,916            -                  -                -         195,916
Goodwill                                            9,204            -                  -                -           9,204
Deferred financing costs, net                       3,420          157                  -                -           3,577
Loans receivable from shareholders and              5,593            -                  -                -           5,593
     officers
Other assets                                        6,643        1,490                 27            (119)           8,041
                                               ----------    ---------         ----------        ---------       ---------
                                                 $399,080     $515,319                $45       $(525,906)       $ 388,538
                                               ==========    =========         ==========       ==========       =========

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET

                              AS OF JANUARY 1, 2006

                                 (IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                            GUARANTOR           NONGUARANTOR                    CONSOLIDATED
                                                PARENT     SUBSIDIARIES         SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                ------     ------------         ------------     ------------       -----

Current liabilities:
     Accounts payable                       $    10,866           $169                 $403               -            11,438
     Accrued expenses                            19,840          4,033                  310               -            24,183
     Accrued interest payable                     8,181              -                    -               -             8,181
     Current portion of mortgage                                                                                          198
     payable                                          -            198                    -               -
                                            -----------    -----------          -----------      -----------      -----------
       Total current liabilities                 38,887          4,400                  713               -            44,000
Intercompany payables                           456,392              -                    -        (456,392)                -
Deferred rent                                     7,802              -                  308               -             8,110
Long-term debt, net of original issue
    discount                                    253,586         14,944                    -               -           268,530
Shareholders' equity (deficit):
     Preferred stock, $1 par value;
        authorized 1,000,000 shares;
        none issued                                   -              -                    -               -                 -
Common stock, $.01 par value;
        authorized 40,000,000 shares;
        issued and outstanding 7,064,328
        shares                                       71              -                    -               -                71
Additional paid-in capital                     (65,479)        133,671                3,018         (71,200)               10
Retained earnings (deficit)                   (292,179)        362,304              (3,994)           1,686            67,817
                                            -----------    -----------          -----------      -----------      -----------
                                              (357,587)        495,975                (976)         (69,514)           67,898
                                            -----------    -----------          -----------      -----------      -----------
                                            $  399,080     $   515,319          $       45       $ (525,906)      $   388,538
                                            ==========     ===========          ===========      ===========      ===========



                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET

                              AS OF JANUARY 2, 2005

                                 (IN THOUSANDS)

                                     ASSETS



                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                                PARENT   SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                ------   ------------     ------------    ------------       -----

Current assets:
   Cash and cash equivalents                    $57,150       $4,680           $1,170      $        -         $63,000
   Receivables less allowance for
     doubtful accounts of $431:
     Franchise                                    1,846            -                -               -           1,846
     Other                                           53        1,053              574               -           1,680
                                                 ------   ------------     ------------    ------------         -----
                                                  1,899        1,053              574               -           3,526

   Inventories                                    1,204        1,465              140               -           2,809
   Prepaid expenses                               4,020         (199)              56               -           3,877
   Current portion of loans receivable
       from officers                                 46            -                -               -              46
                                                 ------   ------------     ------------    ------------        ------
     Total current assets                        64,319        6,999            1,940               -          73,258

Intercompany receivables                            406      439,364           (1,875)       (437,895)              -

Investment in subsidiaries                       67,570        1,944                -         (69,514)              -

Property and equipment, net                      33,307       50,799            4,359               -          88,465


Intangible assets:
   Trademarks, net                              195,916            -                -               -         195,916
   Goodwill                                       9,204            -                -               -           9,204
   Deferred financing costs, net                  4,326          195                -               -           4,521

Loans receivable from officers less               5,602            -                -               -           5,602
current portion

Other assets                                      5,906        1,720               21               -           7,647
                                                  -----        -----               --        --------           -----
                                               $386,556     $501,021           $4,445       $(507,409)       $384,613
                                               ========     ========           ======       ==========       ========


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET

                              AS OF JANUARY 2, 2005

                                 (IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                           GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                             ------      ------------    ------------     ------------       -----

Current liabilities:
   Accounts payable                           $10,877            $190           $526            $   -         $11,593
   Accrued expenses                            16,802           2,474          1,472                -          20,748
   Accrued interest payable                     8,181               -              -                -           8,181
   Current portion of mortgage payable             -              182              -                -             182
     Total current liabilities                 35,860           2,846          1,998                -          40,704
                                               ------           -----          -----           ------          ------

Intercompany payables                         437,895               -              -         (437,895)              -
                                              -------           -----       --------         ---------         ------

Deferred rent                                   8,598               -            415                -           9,013
                                               ------           -----          -----           ------          ------
Long-term debt, net of
   original issue discount                    253,207          15,142              -                -         268,349
                                              -------          ------      ---------           ------         -------


Shareholders' equity (deficit):
   Preferred stock, $1 par value;
     authorized 1,000,000 shares; none
     issued
   Common stock, $.01 par value:
     authorized 40,000,000 shares;
     issued and outstanding 7,064,328
     shares                                        71               -              -                -              71
   Additional paid-in capital                 (65,479)        133,671          3,018          (71,200)             10
   Retained earnings (deficit)               (283,596)        349,362           (986)           1,686          66,466
                                             ---------        -------           -----           -----          ------
                                             (349,004)        483,033          2,032          (69,514)         66,547
                                             ---------        -------          -----         --------          ------
                                             $386,556        $501,021         $4,445        $(507,409)       $384,613
                                             =========       ========         ======        ==========       ========



                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF OPERATIONS

                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2006

                                 (IN THOUSANDS)


                                                             GUARANTOR       NONGUARANTOR                       CONSOLIDATED
                                               PARENT       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
                                               ------       ------------     ------------      ------------         -----

Revenues:
    Restaurant sales                        $   146,780     $   172,685      $     9,722         $       -      $   329,187
    Franchise related income                     12,410               -                -                 -           12,410
    Real estate and other                         3,540           3,490               67                 -            7,097
    Intercompany charges                             65               -                -              (65)                -
                                            -----------     -----------      -----------         ---------      -----------

Total revenues                                  162,795         176,175            9,789              (65)          348,694
                                            -----------     -----------      -----------         ---------      -----------

Costs and expenses:
    Cost of food and paper products              27,194          36,586            2,739                 -           66,519
    Payroll and other employee benefits          38,900          46,759            3,692                 -           89,351
    Other operating costs                        52,352          60,187            2,670                 -          115,209
    Depreciation and amortization                 7,376           8,615              644                 -           16,635
    General and administrative                   17,222           9,701              515                 -           27,438
    Asset impairment and restaurant
     closings                                       357             502                -                 -              859
    Intercompany charges                              -              65                -              (65)                -
                                            -----------     -----------      -----------         ---------      -----------
Total costs and expenses                        143,401         162,415           10,260              (65)          316,011
                                            -----------     -----------      -----------         ---------      -----------
Operating income (loss)                          19,394          13,760            (471)                 -           32,683
Other (expense) income:
    Interest expense                           (29,362)         (1,318)                -                 -         (30,680)
    Interest income                               1,270               -                7                 -            1,277
Equity in net income of unconsolidated
    affiliates                                    (236)               -                -                 -            (236)
                                            -----------     -----------      -----------         ---------      -----------
    Net other expense                          (28,328)         (1,318)                7                 -         (29,639)
                                            -----------     -----------      -----------         ---------      -----------
Income (loss) before income taxes               (8,934)          12,442            (464)                 -            3,044
Income taxes                                     1,693               -                -                  -            1,693
                                            -----------     -----------      -----------         ---------      -----------
Net income (loss)                           $  (10,627)     $    12,442      $     (464)         $       -      $     1,351
                                            ===========     ===========      ===========         =========      ============


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF OPERATIONS

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2005

                                 (IN THOUSANDS)


                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                              PARENT     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              ------     ------------     ------------    ------------       -----
Revenues:

   Restaurant sales                          $143,649       $172,361          $15,303      $        -        $331,313
   Franchise related income                    12,093              -                -               -          12,093
   Real estate and other                        1,838          3,547              103               -           5,488
   Intercompany charges                        11,747              -                -         (11,747)              -
                                              -------        --------          ------       ----------        -------
       Total revenues                         169,327        175,908           15,406         (11,747)        348,894
                                              -------        --------          ------       ----------        -------

Costs and expenses:
   Restaurant operating expenses:
     Cost of food and paper products           28,948         39,001            4,124               -          72,073
     Payroll and other employee
         benefits                              38,641         47,212            5,004               -          90,857
     Other operating costs                     51,444         58,925            4,202               -         114,571
     Depreciation and amortization              7,145          8,347              908               -          16,400
     General and administrative                17,143         11,254              179               -          28,576
     Asset impairment, restaurant
         closings & loss on sale of             2,202              -                -               -           2,202
         other concept restaurant
     Intercompany charges                           -         11,747                -         (11,747)              -
                                              -------        --------          ------       ----------        -------
       Total costs and expenses               145,523        176,486           14,417         (11,747)        324,679
                                              -------        --------          ------       ----------        -------

Operating income (loss)                        23,804           (578)             989               -          24,215
                                              -------        --------          ------       ----------        -------

Other (expense) income:
   Interest expense                           (29,361)        (1,333)               -               -         (30,694)
   Interest income                                654              -                -               -             654
   Equity in net income of
        unconsolidated affiliates                 855              -                -               -             855
   Other income                                 1,181              -                -               -           1,181
                                              -------        --------          ------       ----------        -------
Net other expense                             (26,671)        (1,333)               -              -          (28,004)
                                              -------        --------          ------       ----------        -------

(Loss) income before taxes                     (2,867)        (1,911)             989               -          (3,789)

Income taxes                                      500             -                34               -             534
                                              -------        --------          ------       ----------        -------
Net (loss) income                             $(3,367)       $(1,911)            $955       $       -         $(4,323)
                                              ========       ========          ======       ==========        ========


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF OPERATIONS

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003

                                 (IN THOUSANDS)


                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----
Revenues:

   Restaurant sales                          $135,295       $164,535          $14,878    $           -       $314,708
   Franchise related income                    10,868              -                -               -          10,868
   Real estate and other                        4,077          2,586               85               -           6,748
   Intercompany charges                        10,728              -                -         (10,728)              -
                                               ------    -----------      -----------         --------    -----------
       Total revenues                         160,968        167,121           14,963         (10,728)        332,324
                                              -------        -------           ------         --------        -------

Costs and expenses:
   Restaurant operating expenses:
     Cost of food and paper products           27,402         36,116            3,928               -          67,446
     Payroll and other employee
       benefits                                36,474         48,155            4,985               -          89,614
     Other operating costs                     49,196         57,282            4,016               -         110,494
     Depreciation and amortization              8,801          9,899            1,012               -          19,712
     General and administrative                15,212         10,418             (179)              -          25,451
     Asset impairment, restaurant
       closings and loss on sale
        of other concept restaurant             5,647              -              426               -           6,073
     Intercompany charges                           -         10,728                -         (10,728)              -
                                              -------         ------           ------         --------        -------
       Total costs and expenses               142,732        172,598           14,188         (10,728)        318,790
                                              -------        -------           ------         --------        -------

Operating income (loss)                        18,236         (5,477)             775               -          13,534
                                               ------         -------             ---         -------          ------

Other (expense) income:
   Interest expense                           (29,693)        (1,346)               -               -         (31,039)
   Interest income                                694              -                -               -             694
   Equity in net income of
     unconsolidated affiliates                    425              -                -               -             425
                                                  ---    -----------           ------         -------             ---

Net other (expense)                           (28,574)        (1,346)               -               -         (29,920)
                                              --------        -------          ------         -------         --------

Loss before income taxes (credit)             (10,338)        (6,823)             775               -         (16,386)
Income taxes (credit)                             536            348              (40)              -             844
                                                  ---            ---              ----        -------             ---

Net (loss) income                            $(10,874)       $(7,171)            $815      $        -        $(17,230)
                                             =========       ========            ====      ==========        =========

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2006

                                 (IN THOUSANDS)



                                                                           GUARANTOR      NONGUARANTOR                  CONSOLIDATED
                                                              PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                              ------      ------------    ------------   ------------      -----
OPERATING ACTIVITIES:
---------------------

Net (loss) income                                             $(10,627)     $ 12,442      $   (464)       $    -        $  1,351
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                              7,376         8,615           644             -          16,635
      Amortization of deferred financing costs                     924            38             -             -             962
      Amortization of bond discount                                379             -             -             -             379
      Allowance for doubtful accounts receivable                     -            14             -             -              14
      (Decrease)/increase in deferred rent, net of                (575)          230          (107)            -            (452)
      tenenat allowance
  Asset impairment, restaurant closings and loss on sale           357           502             -             -             859
      of  other concept restaurant
  Equity in net loss of unconsolidated affiliates                  236             -             -             -             236
  Other                                                              0             0             -             -               -

Changes in operating assets and liabilities:
 Decrease (increase) in receivables                             (3,351)          920           434             -          (1,997)
 Decrease (increase) in inventories                               (109)          (59)           87             -             (81)
 Decrease in prepaid expenses                                      504           102            62             -             668
 Increase in other assets                                         (324)           (1)           (3)            -            (328)
 Increase (decrease) in accounts payable and accrued
 expenses                                                        3,042         1,577        (1,284)            -           3,335
                                                              --------      --------      ---------       ------        --------
Net cash provided by operating activities                       (2,168)       24,380          (631)            -          21,581
                                                              --------      --------      ---------       ------        --------

INVESTING ACTIVITIES:
---------------------
 Purchase of property plant and equipment                       (6,451)       (4,945)         (312)            -         (11,708)
 Proceeds from sale of joint venture property & equipment          300             -             -             -             300
 Dividend received from unconsolidated affiliates                  603             -             -             -             603
                                                              --------      --------      ---------       ------        --------
Net cash used in investing activities                           (5,548)       (4,945)         (312)            -         (10,805)
                                                              --------      --------      ---------       ------        --------

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                CONSOLIDATING STATEMENT OF CASH FLOWS (CONTINUED)

                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2006

                                 (IN THOUSANDS)


                                                                           GUARANTOR      NONGUARANTOR                  CONSOLIDATED
                                                              PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                              ------      ------------    ------------   ------------      -----

FINANCING ACTIVITIES:
---------------------
    Mortgage principal repayments                                    -          (181)            -             -            (181)
    Loan to affiliate                                             (560)            -             -             -            (560)
    Reduction in loans receivable from officers                     54             -             -             -              54
    Intercompany balances                                       17,448       (18,630)        1,182             -               -
                                                              --------      --------      ---------       ------        --------

Net cash (used in) provided by financing activities             16,942       (18,811)        1,182             -            (687)
                                                              --------      --------      ---------       ------        --------
Increase in cash and cash equivalents                            9,226           624           239             -          10,089
Cash and cash equivalents at beginning of year                  57,150         4,680         1,170             -          63,000
                                                              --------      --------      ---------       ------        --------
Cash and cash equivalents at end of period                    $ 66,376      $  5,304      $  1,409        $    -        $ 73,089
                                                              ========      ========      ========        ======        ========



Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes                  $    954      $      -      $      -      $      -      $      954
                                                              ========      ========      =========     ========      ==========
Cash paid during the period for interest                      $ 28,050      $  1,281      $      -      $      -      $   29,331
                                                              ========      ========      =========     ========      ==========


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2005

                                 (IN THOUSANDS)


                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
Operating activities:                         PARENT     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
---------------------                         ------     ------------     ------------    ------------       -----

Net (loss) income                             $(3,367)       $(1,911)            $955        $      -         $(4,323)
Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization              7,145          8,347              908               -          16,400
     Amortization of deferred
       financing costs                            962              -                -               -             962
     Amortization of bond discount                379              -                -               -             379
     Allowance for doubtful accounts
       receivable                                 222              -                -               -             222
     Increase (decrease) in deferred
       rent, net of tenant allowance              502              -             (229)              -             273
     Asset impairment, restaurant
       closings and loss on sale of
         other concept restaurant               2,202              -                -               -           2,202
     Equity in net income of
       unconsolidated affiliates                 (855)             -                -               -            (855)
     Other                                        155              -                -               -             155
     Changes in operating assets and
       liabilities:
     Increase in receivables                     (612)           (87)            (178)              -            (877)
     Decrease (increase) in inventories           (27)           (78)               3               -            (102)
     Increase in prepaid expenses                  (2)           (28)              (3)              -             (33)
     Decrease (increase) in other
       assets                                   2,117            103             (732)         (1,030)            458
     Increase (decrease) in accounts
       payable and accrued expenses              (936)         1,088             (227)          1,030             955
                                                 -----         -----             -----          -----             ---
Net cash provided by operating
   activities                                   7,885          7,434              497               -          15,816
                                                -----          -----              ---          ------          ------

Investing activities:

Purchases of property plant and
   equipment                                   (6,103)        (2,144)            (659)              -          (8,906)
                                               -------        -------            -----        -------          -------

Net cash used in investing activities          (6,103)        (2,144)            (659)              -          (8,906)
                                               -------        -------            -----        -------          -------

                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING STATEMENT OF CASH FLOWS (CONTINUED)

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2005

                                 (IN THOUSANDS)



                                                           GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                            ------       ------------     ------------    ------------       -----

Financing activities:
---------------------
Mortgage principal repayments                       -           (167)               -               -            (167)
Tax distributions                                (682)             -                -               -            (682)
Reduction in loans receivable from
   officers                                       509              -                -               -             509
Intercompany balances                           6,005         (6,039)              34               -               -
                                                -----         -------              --         -------       ---------
Net cash (used in) provided by
   financing activities                         5,832         (6,206)              34               -            (340)
                                                -----         -------              --         -------            -----

Increase (decrease) in cash and cash
   equivalents                                  7,614           (916)            (128)              -           6,570
Cash and cash equivalents at beginning
   of year                                     49,536          5,596            1,298               -          56,430
                                               ------          -----            -----       ---------          ------

Cash and cash equivalents at end of
   year                                       $57,150         $4,680           $1,170               -         $63,000
                                              =======         ======           ======       =========         =======

Supplemental disclosure of cash flow
   information:

Cash paid during the period for income
   taxes                                         $417         $    -       $        -      $        -            $417
                                                 ====         ======       ==========      ==========            ====
Cash paid during the period for
   interest                                   $28,058         $1,294       $        -      $        -         $29,352
                                              =======         ======       ==========      ==========         =======


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATING STATEMENT OF CASH FLOWS

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003

                                 (IN THOUSANDS)


                                                                             GUARANTOR   NONGUARANTOR                 CONSOLIDATED
                                                                PARENT     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS       TOTAL
                                                                ------     ------------  ------------  ------------       -----
OPERATING ACTIVITIES:
---------------------

Net (loss) income                                             $(10,874)     $ (7,171)     $    815      $      -      $  (17,230)
  Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
      Depreciation and amortization                              8,674        10,029         1,009             -          19,712
      Amortization of deferred financing costs                   1,148             -             -             -           1,148
      Amortization of bond discount                                379             -             -             -             379
      Allowance for doubtful accounts receivable                   435             -             -             -             435
      Increase in deferred rent, net                               200             -            42             -             242
      Asset impairment, restaurant closings and loss on
         sale of  other concept restaurant                       4,199         1,452           422             -           6,073
      Equity in net (income) loss of unconsolidated
         affiliates                                               (425)            -            41             -            (384)
      Other                                                         44             -             -             -              44


Changes in operating assets and liabilities:
      Decrease in receivables                                       15           121            55             -             191
      Decrease in inventories                                      239           339             -             -             578
      Increase in prepaid expenses                                (185)          (41)          (27)            -            (253)
      Decrease (increase) in other assets                          816           (49)          194        (1,327)           (366)
      Increase (decrease) in accounts payable and accrued
         expenses                                                  849        (1,108)         (603)        1,327             465
                                                              ---------     ----------    --------      --------      -----------
Net cash provided by operating activities                        5,514         3,572         1,948             -          11,034
                                                              ---------     ----------    --------      --------      -----------


INVESTING ACTIVITIES:
---------------------
   Purchase of property plant and equipment                     (5,849)       (2,485)         (187)            -          (8,521)
                                                              ---------     ----------    --------      --------      -----------
Net cash used in investing activities                           (5,849)       (2,485)         (187)            -          (8,521)
                                                              ---------     ----------    --------      --------      -----------


                          SBARRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATING STATEMENT OF CASH FLOWS (CONTINUED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003

                                 (IN THOUSANDS)




                                                                             GUARANTOR   NONGUARANTOR                 CONSOLIDATED
                                                                PARENT     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS       TOTAL
                                                                ------     ------------  ------------  ------------       -----
FINANCING ACTIVITIES:
---------------------
   Mortgage principal repayments                                     -          (154)            -             -            (154)
   Tax distributions                                            (1,100)            -             -             -          (1,100)
   Intercompany balances                                         3,314        (1,876)       (1,438)            -               -
                                                              ---------     ----------    --------      --------      -----------

Net cash (used in) provided by financing activities              2,214        (2,030)       (1,438)            -          (1,254)
                                                              ---------     ----------    --------      --------      -----------

Increase in cash and cash equivalents                            1,879          (943)          323             -           1,259

Cash and cash equivalents at beginning of year                  47,657         6,539           975             -          55,171
                                                              ---------     ----------    --------      --------      -----------
Cash and cash equivalents at end of period                    $ 49,536      $  5,596      $  1,298      $      -        $ 56,430
                                                              =========     ==========    =========     ========      ===========

Supplemental disclosure of cash flow
   information:
Cash paid during the period for income
   taxes                                                      $    290      $     85      $     13      $      -      $      388
                                                              =========     ==========    =========     ========      ===========
Cash paid during the period for interest                      $ 28,192      $  1,208      $      -      $      -      $   29,400
                                                              =========     ==========    =========     ========      ===========


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE


ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded that the disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING.

Expected as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since the fourth quarter of 2005 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

         Our directors and executive officers and their ages at March 31, 2006 are:

        Name                           Age                     Position
        ----                           ---                     --------
        Mario Sbarro                    64      Chairman of the Board and Director
        Anthony Sbarro                  59      Vice Chairman of the Board, Treasurer and
                                                Director
        Joseph Sbarro                   65      Senior Executive Vice President, Secretary
                                                and Director
        Peter  Beaudrault               51      President - Chief Executive Officer and Director
        Anthony J. Missano              47      President,  Business Development and Corporate Vice
                                                President
        Carmela N. Merendino            41      Vice President - Administration
        Anthony J. Puglisi              56      Vice President and Chief Financial Officer
        Richard A. Mandell              63      Director
        Michael O'Donnell               50      Director
        Bernard Zimmerman               73      Director

MARIO SBARRO has been an officer, a director and a principal shareholder of Sbarro since its organization in 1977, serving as Chairman of our board of directors for more than the past five years and, until September 2003, as our President and Chief Executive Officer.

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

PETER BEAUDRAULT was elected President and Chief Executive Officer in March 2005. Prior there to, Mr. Beaudrault served as Corporate Vice President and President of our Quick Service Division since joining us in March 2004. Prior to joining Sbarro, Mr. Beaudrault was an industry consultant from January 2003 and for more than five years prior to that was the President and Chief Executive Officer of the Hard Rock Cafe International, a restaurant chain. Mr. Beaudrault was elected a member of our board of directors in November 2005.

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

MICHAEL O'DONNELL has been Chairman of the Board of Directors, Chief Executive Officer and President of Champps Entertainment, Inc., a restaurant chain operator and franchisor, since March 2005. He served as our President and Chief Executive Officer from September 2003 until he joined Champps Entertainment in March 2005. Prior to his joining Sbarro, Mr. O'Donnell was an industry consultant from January 2003 and, for more than five years prior to that, was the President and Chief Executive Officer of New Concepts at Outback Steakhouse Inc., a restaurant chain. Mr. O'Donnell became a director of Sbarro in September 2003. Mr. O'Donnell is also a director of Champps Entertainment.

BERNARD ZIMMERMAN has been President of Bernard Zimmerman & Co., Inc. a financial and management consulting firm, for over 30 years. In addition, Mr. Zimmerman is President, Chief Executive Officer and a director of FCCC, Inc., and GVC Venture Corporation, both companies are engaged in seeking business combinations, mergers and/or acquisitions. Mr. Zimmerman has been a certified public accountant in New York for more than the past thirty-five years. He became a director of Sbarro in March 1985.

Our certificate of incorporation provides that our board of directors shall be divided into three classes with the classes to be as nearly equal in number as the then total number of directors constituting the entire board permits. Each class is elected for a term of three years.

Our officers are elected annually by the board of directors and hold their respective offices until their successors are duly elected and qualified. Officers may be removed at any time by the board.

Mario, Anthony and Joseph Sbarro are the sons of Carmela Sbarro. Carmela N. Merendino is the daughter of Mario Sbarro. Anthony J. Missano is the son-in-law of Joseph Sbarro.

Our board of directors has determined that Richard A. Mandell, Chairman of our Audit Committee, is the audit committee financial expert and is independent.

During 2005, our officers, directors and shareholders were not required to file reports under Section 16(a) of the Securities Exchange Act of 1934.

We have adopted a Code of Ethics that applies to, among others, our principal executive officer, principal financial officer, and principal accounting officer, controller and other persons performing similar functions. We undertake to provide to any person, without charge, upon request, a copy of our Code of Ethics. If you wish a copy of our Code of Ethics, please write to our Chief Financial Officer, Sbarro, Inc., 401 Broadhollow Road, Melville, New York 11747-4714.

ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of our five most highly compensated persons who were serving as executive officers at the end of our 2005 year for services in all capacities to us and our subsidiaries during our 2005, 2004 and 2003 years:

                                                                                Annual                  All Other
Name and                                                                     Compensation             Compensation
                                                                             ------------             ------------
Principal Position                                          Year        Salary        Bonus (1)
------------------                                          ----        ------        ---------

Mario Sbarro..........................................      2005     $700,935         $225,000             --
Chairman of the Board, President and                        2004     $726,321         $157,500             --
      Chief Executive Officer                               2003     $700,000             --               --

Anthony Sbarro........................................      2005     $409,100         $225,000             --
Vice Chairman of the Board and Treasurer                    2004     $424,631         $157,500             --
                                                            2003     $400,000             --               --

Joseph Sbarro.........................................      2005     $412,303         $225,000             --
Senior Executive Vice President and                         2004     $427,792         $157,500             --
     Secretary                                              2003     $400,000             --               --

Peter Beaudrault (2)..................................      2005     $418,095         $202,500             --
President and Chief Executive Officer                       2004     $303,808          $94,500             --

Anthony Missano.................................            2005     $292,525         $132,750             --
President of Business Development                           2004     $230,527          $73,600             --
                                                            2003     $225,988             --               --

Michael O'Donnell (3).................................      2005     $ 96,804             --               --
Former President and Chief Executive Officer                2004     $465,418         $141,750             --
                                                            2003     $133,816             --               --

(1) Annual compensation includes bonuses in the year they are earned. Bonuses are paid the year following the year earned.

(2) Mr. Beaudrault was elected our President and Chief Executive Officer on March 4, 2005.

(3) Mr. O'Donnell joined us on September 8, 2003 and resigned as an officer effective March, 2005.

COMPENSATION OF DIRECTORS

Our non-employee directors receive a retainer at the rate of $20,000 per annum, a fee of $1,500 for each meeting of the Board attended and a fee of $1,000 for each meeting of a committee of the Board attended on which the director serves if the meeting is not held on the same day as a meeting of the Board. The Chairman of the Audit Committee receives a $2,500 per annum retainer in addition to regular committee compensation and non-employee directors are reimbursed for their reasonable travel and other expenses incurred in attending Board and committee meetings.

In February 2006, our board granted special event bonuses to each of Richard A. Mandell, Michael O'Donnell and Bernard Zimmerman, our non-employee directors, which provide for each to receive a bonus in the event of a public offering of our common stock, a change in control of Sbarro, including by merger, sale of stock or sale of assets, or a liquidation or dissolution of Sbarro. The special event bonus will be based on the per share proceeds (as defined in the special event bonus agreements we have entered into with these three directors) received in such transaction in excess of a certain threshold amount.

EMPLOYMENT AGREEMENTS

On July 26, 2005, we entered into an employment agreement with Peter Beaudrault, our President and Chief Executive Officer, for a term ending on March 4, 2008, subject to earlier termination by us or Mr. Beaudrault following specified notice. The agreement provides, among other things, for an annual salary of $450,000, subject to increase at the discretion of our board of directors; annual performance bonus beginning in 2005 to be based upon the achievement of increases in EBITDA, as defined, and other objectives to be set forth in business plans and budgets approved from time to time by our board; $1,000,000 of life insurance; the reimbursement for certain travel and housing expenses incurred; and a special incentive award. The special incentive award which is designed to reward Mr. Beaudrault for improvements in our adjusted EBITDA, cash position and long term debt position over the term of the agreement, vests upon termination of Mr. Beaudrault's employment and is reduced in the event of early termination of employment and, when earned, is payable, with interest, in twelve equal quarterly installments. Alternatively, in the event of a public offering of our common stock, a change in control (as defined) of Sbarro, including by merger, sale of stock or sale of assets, or a liquidation or dissolution of Sbarro, the special incentive award will be based on the per share proceeds received in excess of a threshold amount. Since the ultimate amount of the special incentive award is not known until termination of agreement; the special incentive award is subject to variable plan accounting. There will be no charge to our earnings until our EBITDA, cash position and/or long-term debt position improves or a special event occurs. Although no amount is as yet payable with respect thereto compensation expense relating to the special incentive award of $689,000 was accrued in 2005 as a result of improvement in our EBITDA, cash position or long term debt position.

EXECUTIVE OFFICER SPECIAL EVENT BONUSES:

We have entered into special  event bonus  agreements  with Anthony J.  Puglisi,
Vice President and our Chief Financial Officer, Carmela Merendino, our Vice President-Administration, and Anthony Missano, President of our Business Development Division, which provide for them to receive a bonus in the event of a public offering of our common stock, a change in control of Sbarro, including by merger, sale of stock or sale of assets, or a liquidation or dissolution of Sbarro. The special event bonus will be based on the per share proceeds (as defined in the agreements) received in such transaction in excess of a certain threshold amount.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

Our board of directors does not presently have a Compensation Committee. Decisions regarding the compensation of executive officers are being made by our board of directors. Accordingly, Mario Sbarro, Anthony Sbarro, Joseph Sbarro and Peter Beaudrault, Executive officers and employees, as well as directors, participated in deliberations of our board concerning executive officer compensation.

Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman, a director of Sbarro, is President and a majority shareholder, renders financial and consulting assistance to us, for which it received fees of approximately $32,000 for services rendered during our 2005 year.

See Item 13, "Certain Relationships and Related Transactions" in this report, for information concerning related party transactions.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------   --------------------------------------------------------------

The following table sets forth certain information regarding the ownership of shares of our common stock as of March 31, 2006 by (1) holders known to us to beneficially own more than five percent of our outstanding common stock, (2) each of our directors, (3) the persons named in the summary compensation table in Item 11 of this report and (4) all of our directors and executive officers as a group. We understand that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

                                                                     Shares Beneficially Owned
Beneficial Owner                                                   Number(1)             Percent
----------------                                                   ---------             -------
Mario Sbarro (2).........................................          4,022,614(3)          56.9%
Anthony Sbarro (2).......................................          3,731,684(3)          52.8%
Joseph Sbarro (2) .......................................          2,497,884(3)          35.4%
Franklin Montgomery .....................................          4,253,906(4)          60.2%
All directors and executive officers as a group
    (13 persons)  .......................................          7,038,382(5)          99.6%


(1) Under the rules of the SEC, for purposes of determining the beneficial ownership of shares in this table, a person is the beneficial owner of all shares as to which the person has or shares voting or dispositive power. Therefore, persons sharing voting or dispositive power of the same shares are each deemed the beneficial owner of those shares.

(2) The business address of these stockholders is 401 Broadhollow Road, Melville, New York 11747.

(3) Includes 2,497,884 shares owned by the Trust of Carmela Sbarro. The trust was created by Carmela Sbarro for her benefit and for the benefit of her descendants, including Mario, Joseph and Anthony Sbarro. The trustees of the trust are Franklin Montgomery, whose business address is 1270 Avenue of the Americas, New York, New York 10020, and Mario, Anthony and Joseph Sbarro. Each trustee may be deemed to be the beneficial owner of all these shares with shared voting and dispositive power.

(4) As trustee of the Trust of Joseph Sbarro, a trust created by Joseph Sbarro for his benefit and the benefit of his descendants, Mr. Montgomery has sole voting and dispositive power as to the 1,756,022 shares owned by that trust and, as co-trustee of the Trust of Carmela Sbarro (see Note 3), Mr. Montgomery has shared voting and dispositive power as to the 2,497,884 shares owned by that trust. As a result, Mr. Montgomery, whose address is 1270 Avenue of the Americas, Suite 610, New York, New York 10020, may be deemed to be the beneficial owner of an aggregate of 4,253,906 shares (60.2%) of our outstanding common stock.

(5) Includes 25,946 shares owned by the wife of an executive officer. The executive officer disclaims beneficial ownership of these shares.

We do not have any compensation plans, contracts or arrangements for employees under which any of our equity securities are authorized for issuance. See Item 11, "Executive Compensation" for information concerning special bonus arrangements we have with certain directors and executive officers. Certain employees also have similar arrangements. See also Note 11 of Notes to Consolidated Financial Statements in Item 11 of this report.





ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 5, 2001, we loaned $3.2 million to certain of our shareholders, including: Mario Sbarro, $1.1 million, Joseph Sbarro, $1.2 million and Anthony Sbarro, $.9 million. The due dates of the related notes have been extended to April 6, 2007. The notes bear interest at the rate of 4.63% per annum, payable annually. As of January 1, 2006, the balance of these loans was $2.9 million.

On December 28, 2001,  we loaned $2.8  million to our  shareholders,  including:
Mario Sbarro,  $0.6 million,  Joseph Sbarro,  $.7 million,  Anthony Sbarro,  $.5 million, and the Trust of Carmela Sbarro, $1 million. The due dates of the related notes have been extended to December 28, 2007. The notes bear interest at the rate of 2.48% per annum, payable annually. As of January 1, 2006, the balance of these loans was $2.6 million.

In March 2004, we loaned $40,000 to Gennaro A. Sbarro, then our Corporate Vice President and President of our Franchising and Licensing Division. The note was repaid in February 2005 including interest at 2.69% per annum. In connection with his resignation in 2004, we entered into a severance agreement providing for a lump sum payment of approximately $453,000.

In June 2003, Anna Missano, the daughter of Joseph Sbarro, issued to us a note for approximately $90,000 for royalties due us for 2001 and 2000. The note is repayable at approximately $10,000 per year, including interest at 2.96% per annum, with a balloon payment due on June 30, 2010. The principal balance of the notes at January 1, 2006 was approximately $71,000.

The interest rates charged on the foregoing related party loans approximate the Applicable Federal Rate (AFR) published by the Internal Revenue Service at the time of the loan.

We and our other concepts have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro, for which we and our other concepts paid, in the aggregate $430,000 in 2005.

Companies owned by a son of Anthony Sbarro are parties to franchise agreements with us containing terms similar to those in agreements entered into by us with unrelated franchises.

Royalties under these agreements in 2004 and 2003 were approximately $89,000 and $90,000 respectively. There were no royalties recorded in 2005.

As of July 2002, we sold the assets of a restaurant to a corporation owned by the brother-in-law of Mario Sbarro for $88,900. That corporation also entered into a franchise agreement with us. We received promissory notes for each of the purchase price and initial franchise fee that were payable over seven years and bore interest on the unpaid principal balances at 7% per annum. In addition in 2002, we subleased this location to that franchisee. In March 2005, we re-purchased the assets of this restaurant for $88,900. The remaining unpaid principal balance of the promissory notes were offset against the purchase price of the assets.

In October 2003, we sold the assets of three underperforming Sbarro-owned restaurants that we proposed to close to entities owned separately by each of three other of Anthony Sbarro's sons, each of which entered into a franchise agreement with us. The franchise agreements provide for the payment of 5% of the location's sales as a continuing franchise fee but did not provide for any initial franchise fee. We have waived continuing franchise fees through 2006. In addition, we subleased two of the locations to two of the franchisees. Payments under the subleases are being made directly to the landlord by the franchisees and are not in default.

In January 2004, one of Mario Sbarro's daughters, resigned from her position as Manager of Administration - Construction. A corporation owned by her entered into a one year agreement to provide consulting services related to construction matters to us for a series of monthly payments totaling $100,000. In addition, that corporation provided consulting services related to construction matters for our steakhouse joint venture of approximately $126,000 in 2005.

In February 2005, a joint venture in which we have a 70% interest, sold the assets of one of its restaurants to a company owned by Gennaro A. Sbarro, our then Corporate Vice President and President of our Franchising and Licensing Division and the son of Mario Sbarro, for approximately $900,000 (which approximated fair value) resulting in a loss of approximately $284,000. The Company received $300,000 in cash and promissory notes of aggregating $600,000. The promissory notes are payable monthly in 72 equal monthly installments of $8,333 including interest at 5% per annum with a balloon payment of $111,375 at maturity. The joint venture also sold the inventory of the restaurant for approximately $67,000. The company owned by Mr. Sbarro entered into a sublease, aggregating and a Security Agreement to secure the obligations under the promissory notes. The sublease and Security Agreement are intended to enable Sbarro to recapture the business in the event of an uncured default. As of January 1, 2006 the balance of the promissory note was $546,000.

The mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of Sbarro and serves as a Vice President, received $100,000 from us for services rendered in 2005.

Other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro who are our employees received an aggregate of approximately $517,000 for services rendered in 2005.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------   --------------------------------------

Our principal accountants for each of the past two years has been BDO Seidman, LLP.

AUDIT FEES:

The aggregate audit fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements included in our report on Form 10-K and review of our quarterly financial statements included in our Reports on Form 10-Q were $200,000 and $225,000 in 2005 and 2004, respectively.

AUDIT-RELATED FEES:

The aggregate fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements not included in Audit Fees were $18,000 in 2005 and $13,500 in 2004. The services included the audit of our 401(k) savings plan in 2004, an individual store location audit in each of 2005 and 2004 and consultation on various new accounting pronouncements and their impact on us in 2005 and 2004.

TAX FEES:

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning were $45,000 and $61,000 in 2005 and 2004, respectively. These services included, in each year, a review of our corporate income and franchise tax returns, tax planning advice related to our tax returns and those of our shareholders and tax advice relating to contemplated corporate transactions.

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

                                     PART IV
                                     -------


ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
--------   ------------------------------------------

(A)      CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Sbarro, Inc. and the Report of Independent Registered Public Accountants thereon are included in Item 8 above:

                                                                            PAGE

Report of Independent Registered Public Accounting Firm                      47

Consolidated Balance Sheets as of January 1, 2006 and January 2, 2005        48

Consolidated Statements of Operations for the years
         ended January 1, 2006, January 2, 2005 and December 28, 2003        50


Consolidated Statements of Shareholders' Equity (as restated) for the years ended January 1, 2006, January 2, 2005 and December 28, 2003  51


Consolidated Statements of Cash Flows for the years
         ended January 1, 2006, January 2, 2005 and December 28, 2003        52


Notes to Consolidated Financial Statements                                   54

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

         *4.01 Indenture dated as of September, 28, 1999 among Sbarro, Inc., our Restricted Subsidiaries named therein, as guarantors, and Firstar Bank, N.A., including the form of 11% Senior Notes of Sbarro, Inc. to be issued upon consummation of the Exchange Offer and the form of Senior Guarantees of the Guarantors. (Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

         *+10.01 Form of Indemnification Agreement between Sbarro, Inc. and each of its directors and officers. (Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-8881)

         *10.02 Tax Payment Agreement dated as of September 28, 1999 among Sbarro, Inc., Mario Sbarro, Joseph Sbarro, Joseph Sbarro
                      (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery, not individually but as Trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants (Exhibit 10.6 to our Registration Statement on Form S-4, File No. 333-90817)

         *10.03(a)    Distribution  Agreement  dated  January  1,  2003  between
                      Sbarro,   Inc.   and  Vistar   Corporation   (confidential
                      treatment   has  been  granted  with  respect  to  certain
                      portions of this agreement).  (Exhibit 10.05 to our Annual
                      Report on Form 10-K for the year ended  December 29, 2002,
                      File No. 333-90817).

         *10.03(b)    Letter Agreement dated June 20, 2003 between Sbarro,  Inc.
                      and Vistar Corporation (confidential treatment has been granted with respect to certain portions of this letter agreement). (Exhibit 10.05 (b) to our Annual Report on
                      Form 10-K for the year ended  December 28, 2003,  File No.
                      333-90817).

         *+10.04 Employment agreement dated as of July 26, 2005 between Sbarro, Inc. and Peter Beaudrault. (Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) July 26, 2005, File No. 333-90817).

         *+10.05 Letter agreement dated December 29, 2003 between Sbarro, Inc. and Anthony J. Puglisi regarding Mr. Puglisi's employment with Sbarro. (Exhibit 10.08 to our Annual Report on Form 10-K for the year ended January 2, 2005, File No. 333-90817).

         *+10.06 Letter dated December 10, 2004 from Sbarro, Inc. to Anthony Missano regarding potential "Special Event Bonus." (Exhibit 10.09 to our Annual Report on Form 10-K for the year ended January 2, 2005, File No. 333-90817).

         *+10.07 Letter dated December 10, 2004 from Sbarro, Inc. to Carmela Merendino regarding potential "Special Event Bonus." (Exhibit 10.10 to our Annual Report on Form 10-K for the year ended January 2, 2005, File No. 333-90817).

         *+10.08(a)   Corporate  Office  Employee  Bonus Plan for 2005  (Exhibit
                      99.1 to our  Current  Report  on Form 8-K  dated  (date of
                      earliest  event   reported)   April  7,  2005,   File  No.
                      333-90817).

         *+10.08(b)   Corporate  Office  Employee  Bonus Plan for 2006  (Exhibit
                      99.1 to our current report on Form 8-K dated (date of earliest event reported) December 8, 2005, File No.
                      333-90817).

         *+10.9(a)    Resolution regarding  non-employee  director  compensation
                      (Exhibit  99.2 to our  Current  Report  on Form 8-K  dated
                      (date of earliest event  reported) April 7, 2005, File No.
                      333-90817)

         *+10.9(b)    Form  of  Special  Event   Incentive  Bonus  Letter  dated
                      February  17, 2006  issued to each of Richard A.  Mandell,
                      Michael O'Donnell and Bernard Zimmerman, together with a Schedule, pursuant to Instruction 2 of the instructions to
                      Item 601 of Regulation S-K, setting forth the differences among the three Special Event Incentive Bonus Letters.
                      (Exhibit  99.1 to our  Current  Report  on Form 8-K  dated
                      (date of earliest event reported)  February 17, 2006, File
                      No. 333-90817).

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

     (c)  Financial Statement Schedules
          -----------------------------

         The following  financial  statement schedule is filed as a part of this
Report:

                                                                            Page

           Report of Independent Registered Public Accounting Firm           S-1

           Valuation and Qualifying Accounts for 2005, 2004 and 2003         S-2



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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 3, 2006.

                             SBARRO, INC.

                             By:  /s/ Peter Beaudrault
                                  ------------------------------------------
                                  Peter Beaudrault, President and Chief
                                  Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                          DATE
---------                         -----                          ----

/s/  Peter Beaudrault             President and Chief            April 3, 2006
---------------------------       Executive Officer
Peter Beaudrault                  Principal Executive Officer
                                  and Director


/s/  Anthony J. Puglisi           Vice President,                April 3, 2006
---------------------------       Chief Financial Officer
Anthony J. Puglisi                and Principal Accounting
                                  Officer


/s/  Mario Sbarro                 Director                       April 3, 2006
---------------------------
Mario Sbarro

/s/  Joseph Sbarro                Director                       April 3, 2006
---------------------------
Joseph Sbarro

/s/  Anthony Sbarro               Director                       April 3, 2006
---------------------------
Anthony Sbarro

/s/  Richard A. Mandell           Director                       April 3, 2006
---------------------------
Richard A. Mandell

/s/  Michael O'Donnell            Director                       April 3, 2006
---------------------------
Michael O'Donnell

/s/  Bernard Zimmerman            Director                       April 3, 2006
---------------------------
Bernard Zimmerman

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


Board of Directors and Shareholders
Sbarro, Inc.
Melville, New York



The audits referred to in our report dated March 31, 2006 relating to the consolidated financial statements of Sbarro, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audits of the accompanying financial statement schedule for the years ended January 1, 2006, January 2, 2005 and December 28, 2003. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP

Melville, New York
March 31, 2006

                          SBARRO, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                    FOR THE THREE YEARS ENDED JANUARY 1, 2006



                                          Balance         Charged
                                            at               to          Charged to                          Balance at
                                         Beginning       Costs and         Other                               End of
Description                              of Period        Expenses      Accounts(5)    Deductions              Period
-----------                              ---------        --------      -----------    ----------              ------

January 1, 2006
---------------

Allowance for doubtful
accounts receivable                          $431               $14                           $122(1)            $323
                                             ====               ===                           =======            ====

Provision for store
closings/remodels                           $  62              $531          $   51           $644(2)            $  -
                                            =====              ====          ======           =======            ====

January 2, 2005

Allowance for doubtful
accounts receivable                          $488              $222                           $279(1)            $431
                                             ====              ====                           =======            ====

Provision for store
closings/remodels                            $987              $815          $(889)           $851(3)            $ 62
                                             ====              ====          ======           =======            ====

December 28, 2003

Allowance for doubtful
 accounts receivable                         $491              $435                           $438(1)            $488
                                             ====              ====                           =======            ====

Provision for store
closings/remodels                          $1,452            $2,025          $(106)         $2,384(4)            $987
                                           ======            ======          ======         =========            ====




(1) Includes write off of uncollected accounts.

(2) Includes write off of property and equipment of $684 and payments to landlord and others for closed locations of $65 offset by proceeds received upon sale of equipment of $105

(3) Includes write off of property and equipment of $1,089, payments to landlords and others for closed locations of $181 offset by proceeds received upon sale of equipment $419.

(4) Includes write off of property and equipment of $2,474, payments to landlords and others for closed locations of $787 offset by proceeds received upon sale of equipment of $877.

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

         *4.01 Indenture dated as of September, 28, 1999 among Sbarro, Inc., our Restricted Subsidiaries named therein, as guarantors, and Firstar Bank, N.A., including the form of 11% Senior Notes of Sbarro, Inc. to be issued upon consummation of the Exchange Offer and the form of Senior Guarantees of the Guarantors. (Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) September 23, 1999, File No. 1-8881)

         *+10.01 Form of Indemnification Agreement between Sbarro, Inc. and each of its directors and officers. (Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-8881)

         *10.02 Tax Payment Agreement dated as of September 28, 1999 among Sbarro, Inc., Mario Sbarro, Joseph Sbarro, Joseph Sbarro
                      (1994) Family Limited Partnership, Anthony Sbarro, and Mario Sbarro and Franklin Montgomery,
                      not individually but as Trustees under that certain Trust Agreement dated April 28, 1984 for the benefit of Carmela Sbarro and her descendants (Exhibit 10.6 to our Registration Statement on Form S-4, File No. 333-90817)

         *10.03(a)    Distribution  Agreement  dated  January  1,  2003  between
                      Sbarro,   Inc.   and  Vistar   Corporation   (confidential
                      treatment   has  been  granted  with  respect  to  certain
                      portions of this agreement).  (Exhibit 10.05 to our Annual
                      Report on Form 10-K for the year ended  December 29, 2002,
                      File No. 333-90817).

         *10.03(b)    Letter Agreement dated June 20, 2003 between Sbarro,  Inc.
                      and Vistar Corporation (confidential treatment has been granted with respect to certain portions of this letter agreement). (Exhibit 10.05 (b) to our Annual Report on
                      Form 10-K for the year ended  December 28, 2003,  File No.
                      333-90817).

         *+10.04 Employment agreement dated as of July 26, 2005 between Sbarro, Inc. and Peter Beaudrault. (Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) July 26, 2005, File No. 333-90817).

         *+10.05 Letter agreement dated December 29, 2003 between Sbarro, Inc. and Anthony J. Puglisi regarding Mr. Puglisi's employment with Sbarro. (Exhibit 10.08 to our Annual Report on Form 10-K for the year ended January 2, 2005, File No. 333-90817).

         *+10.06 Letter dated December 10, 2004 from Sbarro, Inc. to Anthony Missano regarding potential "Special Event Bonus." (Exhibit 10.09 to our Annual Report on Form 10-K for the year ended January 2, 2005, File No. 333-90817).

         *+10.07 Letter dated December 10, 2004 from Sbarro, Inc. to Carmela Merendino regarding potential "Special Event Bonus." (Exhibit 10.10 to our Annual Report on Form 10-K for the year ended January 2, 2005, File No. 333-90817).

         *+10.08(a)   Corporate  Office  Employee  Bonus Plan for 2005  (Exhibit
                      99.1 to our  Current  Report  on Form 8-K  dated  (date of
                      earliest  event   reported)   April  7,  2005,   File  No.
                      333-90817).

         *+10.08(b)   Corporate  Office  Employee  Bonus Plan for 2006  (Exhibit
                      99.1 to our current report on Form 8-K dated (date of earliest event reported) December 8, 2005, File No.
                      333-90817).

         *+10.9(a)    Resolution regarding  non-employee  director  compensation
                      (Exhibit  99.2 to our  Current  Report  on Form 8-K  dated
                      (date of earliest event  reported) April 7, 2005, File No.
                      333-90817)

         *+10.9(b)    Form  of  Special  Event   Incentive  Bonus  Letter  dated
                      February  17, 2006  issued to each of Richard A.  Mandell,
                      Michael O'Donnell and Bernard Zimmerman, together with a Schedule, pursuant to Instruction 2 of the instructions to
                      Item 601 of Regulation S-K, setting forth the differences among the three Special Event Incentive Bonus Letters.
                      (Exhibit  99.1 to our  Current  Report  on Form

                      8-K dated (date of earliest event reported) February 17, 2006, File No. 333-90817).

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