Form 10-Q
period 2006-04-23
SBARRO INC
filed 2006-06-06
CIK 766004

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended April 23, 2006	Commission file number 333-90817

SBARRO, INC.
(Exact name of registrant as specified in its Charter)

NEW YORK	11-2501939
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)
401 Broad Hollow Road, Melville, New York	11747-4714
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(631) 715-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes           No

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer

Large Accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes           No

The number of shares of Common Stock of the registrant outstanding as of June 6, 2006 was 7,064,328.

SBARRO, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION	PAGES
Consolidated Financial Statements:

Balance Sheets - April 23, 2006 (unaudited) and January 1, 2006	3-4

Statements of Operations (unaudited) - Sixteen Weeks ended April 23, 2006
and April 24, 2005	5

Statements of Cash Flows (unaudited) - Sixteen Weeks ended April 23, 2006
and April 24, 2005	6-7

Notes to Unaudited Consolidated Financial Statements	8-22

Management's Discussion and Analysis of Financial Condition and Results
of Operations	23-32

Qualitative and Quantitative Disclosures of Market Risk	33

Controls and Procedures	34

PART II. OTHER INFORMATION	35-36

Part I – Financial Information

Item 1. Consolidated Financial Statements

SBARRO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	April 23, 2006	January 1, 2006
	(In thousands)
Current assets:
Cash and cash equivalents	$ 57,869	$ 73,089
Receivables, net of allowance for doubtful accounts
of $433 in 2006 and $323 in 2005:
Franchise	1,953	1,865
Other	3,594	3,644
	5,547	5,509
Inventories	3,060	2,890
Prepaid expenses	3,485	3,209
Total current assets	69,961	84,697
Property and equipment, net	78,853	81,510
Intangible assets:
Trademarks	195,916	195,916
Goodwill	9,204	9,204
Deferred financing costs, net	3,272	3,577
Loans receivable from shareholders	5,591	5,593

Other assets	8,185	8,041
	$370,982	$388,538

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(CONTINUED)
LIABILITIES & SHAREHOLDERS’ EQUITY

	April 23, 2006	January 1, 2006
	(In thousands except share data)
Current liabilities:
Accounts payable	$ 6,011	$ 11,438
Accrued expenses	19,563	24,183
Accrued interest payable	2,997	8,181
Current portion of mortgage payable	198	198
Total current liabilities	28,769	44,000
Deferred rent	7,957	8,110
Minority interest	250	-
Long-term debt, net of original issue discount	268,583	268,530
Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value;
authorized 1,000,000 shares;
none issued	-	-
Common stock, $.01 par value;
authorized 40,000,000 shares;
issued and outstanding 7,064,328 shares
at April 23, 2006 and January 1, 2006	71	71
Additional paid-in capital	10	10
Retained earnings	65,342	67,817
	65,423	67,898
	$370,982	$388,538

        See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the sixteen weeks ended
	April 23, 2006	April 24, 2005
	(In thousands)
Revenues:
Restaurant sales	$93,781	$91,255
Franchise related income	4,438	3,544
Real estate and other	1,995	1,718

Total revenues	100,214	96,517
Costs and expenses:
Cost of food and paper products	18,179	19,030
Payroll and other employee benefits	26,034	25,581
Other operating costs	34,300	35,141
Depreciation and amortization	5,038	4,973
General and administrative	9,576	8,066
Asset impairment, restaurant closings/remodels and
loss on sale of other concept restaurant	153	102

Total costs and expenses	93,280	92,893
Operating income	6,934	3,624
Other (expense) income:
Interest expense	(9,681)	(9,473)
Interest income	636	365
Equity in net income of unconsolidated affiliates	50	20

Net other expense	(8,995)	(9,088)

Loss before income taxes	(2,061)	(5,464)
Income taxes	414	277

Net loss	$(2,475)	$(5,741)

        See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the sixteen weeks ended
	April 23, 2006	April 24, 2005
	(In thousands)
Operating Activities:
Net loss	($ 2,475)	($ 5,741)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,038	4,973
Amortization of deferred financing costs	296	296
Amortization of bond discount	117	117
Provision for doubtful accounts receivable	204	--
(Decrease)/increase in deferred rent, net
of tenant allowance	(48)	33
Asset impairment, restaurant closings/remodels and loss on
sale of other concept restaurant	153	102
Gain on sale of restaurant property and equipment	(230)	--
Equity in net income of unconsolidated affiliates	(50)	(20)
Changes in operating assets and liabilities:
Increase in receivables	(242)	(51)
Decrease (increase) in inventories	(170)	441
Increase in prepaid expenses	(276)	(257)
Increase in other assets	(193)	(67)
Decrease in accounts payable and accrued expenses	(9,749)	(5,324)
Decrease in accrued interest payable	(5,184)	(5,394)

Net cash used in operating activities	(12,809)	(10,892)

(Continued)

SBARRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the sixteen weeks ended
	April 23, 2006	April 24, 2005
	(In thousands)
Investing Activities:
Purchases of property and equipment	(3,045)	(1,347)
Proceeds from sale of joint venture property & equipment	--	300
Proceeds from sale of restaurant property & equipment	446	--
Capital contributions from joint venture partners	250	--

Net cash used in investing activities	(2,349)	(1,047)

Financing Activities:
Mortgage principal repayments	(64)	(59)
Repayment of loans by officers	2	41

Net cash used in financing activities	(62)	(18)

Decrease in cash and cash equivalents	(15,220)	(11,957)
Cash and cash equivalents at beginning of year	73,089	63,000

Cash and cash equivalents at end of period	$ 57,869	$ 51,043

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$ 272	$ 90

Cash paid during the period for interest	$ 14,448	$ 14,503

        See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.	Basis of presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at April 23, 2006 and our consolidated results of operations and cash flows for the sixteen weeks ended April 23, 2006 and April 24, 2005 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to our annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the year ended January 1, 2006.

Certain items in the financial statements presented have been reclassified to conform to the 2006 presentation.

2.	Recent Accounting Pronouncement SFAS 123R:

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of Statement of Financial Accounting Standards ("SFAS") No. 123, SFAS No. 123R “Statement of Financial Accounting Standards No. 123 (revised 2004)", which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. We adopted this statement in the first quarter of 2006. SFAS 123R did not have a material impact on our financial position or results of operations as we do not currently grant share-based awards.

3.	Senior Notes:

The $255 million of 11% senior notes issued in 1999 are due September 15, 2009. Interest is payable semi-annually on March 15 and September 15 of each year. Our payment obligations under the senior notes are jointly, severally, unconditionally and irrevocably guaranteed by all of Sbarro’s current Restricted Subsidiaries (as defined in the indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries. The senior notes and the subsidiary guarantees are

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

senior unsecured obligations of Sbarro and the guaranteeing subsidiaries, respectively, ranking equally in right of payment to all of our and their respective present and future senior debt, including amounts outstanding under the bank line of credit agreement discussed below. The indenture permits redemption of the senior notes at our option at varying redemption prices and requires us to offer to purchase senior notes in the event of a Change of Control and in connection with certain Asset Sales (each as defined).

The indenture contains, various covenants that limit our ability to borrow funds, other than certain permitted indebtedness, to make “restricted payments” including, among other things, dividend payments, and to make investments in, among other things, unrestricted subsidiaries. The indenture for the senior notes permits us to make distributions to shareholders pursuant to a tax payment agreement between us and our shareholders that contains a formula that is designed to approximate the income taxes, including estimated taxes, that would be payable by our shareholders if their only income were their pro-rata share of our taxable income and such income were taxed at the highest applicable federal and New York State marginal income tax rates.

Among other covenants, the indenture requires that, in order for us to borrow, our consolidated interest ratio coverage (as defined in the indenture), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters must be at least 2.5 to 1. As of April 23, 2006, that ratio was 1.7 to 1. As a result, we are not presently able to borrow funds except for the specifically permitted indebtedness, including up to $75 million of revolving credit loans.

In order to make restricted payments, that ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture. We refer to the amount that is available for us to make dividends and other restricted payments as the “restricted payment availability.” We cannot make restricted payments (other than distributions pursuant to the tax payment agreement) until we increase the restricted payment availability by approximately $27.7 million, and then only to the extent of any excess over that amount.

Line of Credit:

In July 2005, we obtained a three year line of credit from Commerce Bank to replace our former uncommitted revolving credit facility. Under the Commerce Bank line of credit, we currently have the ability to borrow up to $10 million, with a sub-limit for letters of credit of $5 million. Interest applicable to the loans under the line of credit is at the bank’s LIBOR rate plus 1.5% at the time of any borrowings for interest periods of 1, 2, 3 or 6 months. The credit facility contains various covenants, including a minimum coverage ratio of at least 1.0 to 1.0 at the end of each quarter on a rolling four quarter basis. The minimum coverage ratio is

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

primarily a ratio of EBITDA (less unfinanced capital expenditures) to the current maturity of long term indebtedness and interest expense. There are currently $2.0 million of letters of credit outstanding under the new facility.

Mortgage:

In March 2000, one of our subsidiaries obtained a $16 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The outstanding principal balance of the loan as of April 23, 2006 was $15.1 million. The mortgage agreement contains various covenants, including a requirement that the subsidiary maintain a minimum ratio of EBITDA to annual debt service of at least 1.2 to 1.0.

We were in compliance with all covenants in the indenture for the senior notes, our credit line and our mortgage as of April 23, 2006.

Guarantee Arrangements Pertaining to Other Concepts:

We are party to separate financial guarantees to a bank for two of our unconsolidated joint ventures. To varying degrees, our guarantees involve elements of performance and credit risk. The possibility of our having to honor our guarantee is largely dependent upon the future operation of the joint ventures. The joint ventures were in compliance with all covenants as of April 23, 2006.

4.	Business Segment Information

We operate two business segments. Our company owned restaurant segment is comprised of the operating activities of our company owned Quick Service restaurants and other concept restaurants (owned and joint ventures). Our franchise restaurant segment offers franchise opportunities worldwide for qualified operators to conduct business under the Sbarro name. Revenue from franchise operations is generated from initial franchise fees, ongoing royalties and other franchising revenue.

We do not allocate indirect corporate charges to the franchise operating segment. Such costs are managed on an entity wide basis, and the information to reasonably allocate such costs is not readily available.

We do not allocate assets by segment because our chief operating decision makers do not review the assets by segment to assess the segments’ performance, as the assets are managed on an entity-wide basis.

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company owned and franchise restaurant segments for the sixteen weeks ended April 23, 2006 and April 24, 2005 (in thousands):

	Company Owned Restaurants	Franchise Restaurants	Totals
2006
Total revenue	$95,776	$ 4,438	$100,214
Operating income before unallocated costs	12,073	3,156	15,229
Unallocated costs and expenses (1)			8,295
Operating income			$ 6,934
2005
Total revenue	$92,973	$ 3,544	$ 96,517
Operating income before unallocated costs	8,148	2,786	10,934
Unallocated costs and expenses (1)			7,310
Operating income			$ 3,624

_________________

(1)     Represents those general and administrative expenses that are not allocated to a segment.

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

The following condensed consolidating financial information presents:

(1)

Condensed unaudited consolidating balance sheets as of April 23, 2006 and January 1, 2006 and unaudited statements of operations and cash flows for the quarters ended April 23, 2006 and April 24, 2005 of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate Sbarro, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the parent on the cost method.

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Balance Sheet
As of April 23, 2006
(In thousands)
(Unaudited)
ASSETS

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ 51,118	$ 4,500	$ 2,251	$ -	$ 57,869
Receivables, net of allowance for
doubtful accounts of $433
Franchise	1,953	-	-	-	1,953
Other	3,191	272	131	-	3,594

	5,144	272	131	-	5,547
Inventories	1,438	1,567	55	-	3,060
Prepaid expenses	2,909	599	(23)	-	3,485

Total current assets	60,609	6,938	2,414	-	69,961
Intercompany receivables	3,141	461,088	(4,905)	(459,324)	-
Investment in subsidiaries	67,450	1,945	-	(69,395)	-
Property and equipment, net	30,076	46,137	2,640	-	78,853
Trademarks	195,916	-	-	-	195,916
Goodwill	9,204	-	-	-	9,204
Deferred financing costs, net	3,126	146	-	-	3,272
Loans receivable from shareholders	5,591	-	-	-	5,591
Other assets	6,893	1,381	30	(119)	8,185

	$382,006	$517,635	$ 179	$(528,838)	$370,982

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Balance Sheet
As of April 23, 2006
(In thousands except share data)
(Unaudited)
LIABILITIES & SHAREHOLDERS EQUITY

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$ 5,641	$ 155	$ 215	$ -	$ 6,011
Accrued expenses	16,157	3,102	304	-	19,563
Accrued interest payable	2,997	-	-	-	2,997
Current portion of mortgage payable	-	198	-	-	198

Total current liabilities	24,795	3,455	519	-	28,769
Intercompany payables	459,324	-	-	(459,324)	-
Deferred rent	7,732	-	225	-	7,957
Minority interest	-	-	250	-	250
Long-term debt, net of original issue
discount	253,703	14,880	-	-	268,583
Shareholders' equity (deficit):
Preferred stock, $1 par value;
authorized 1,000,000 shares;
none issued	-	-	-	-	-
Common stock, $.01 par value;
authorized 40,000,000 shares;
issued and outstanding 7,064,328
shares	71	-	-	-	71
Additional paid-in capital	(65,479)	133,671	3,018	(71,200)	10
Retained earnings (deficit)	(298,140)	365,629	(3,833)	1,686	65,342

	(363,548)	499,300	(815)	(69,514)	65,423

	$ 382,006	$ 517,635	$ 179	$(528,838)	$370,982

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Balance Sheet
As of January 1, 2006
(In thousands)
(Unaudited)
ASSETS

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ 66,377	$ 5,303	$ 1,409	$ -	$ 73,089
Receivables less allowance for
doubtful accounts of $323
Franchise	1,865	-	-	-	1,865
Other	3,385	119	140	-	3,644

	5,250	119	140	-	5,509
Inventories	1,312	1,525	53	-	2,890
Prepaid expenses	3,517	(301)	(7)	-	3,209

Total current assets	76,456	6,646	1,595	-	84,697
Intercompany receivables	2,578	458,262	(4,448)	(456,392)	-
Investment in subsidiaries	67,450	1,945	-	(69,395)	-
Property and equipment, net	31,820	46,819	2,871	-	81,510
Trademarks, net	195,916	-	-	-	195,916
Goodwill	9,204	-	-	-	9,204
Deferred financing costs, net	3,420	157	-	-	3,577
Loans receivable from shareholders	5,593	-	-	-	5,593
Other assets	6,643	1,490	27	(119)	8,041

	$ 399,080	$ 515,319	$ 45	$ (525,906)	$ 388,538

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Balance Sheet
As of January 1, 2006
(In thousands except share data)
(Unaudited)
LIABILITIES & SHAREHOLDERS’ EQUITY

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$ 10,866	$ 169	$ 403	-	11,438
Accrued expenses	19,840	4,033	310	-	24,183
Accrued interest payable	8,181	-	-	-	8,181
Current portion of mortgage payable	-	198	-	-	198

Total current liabilities	38,887	4,400	713	-	44,000
Intercompany payables	456,392	-	-	(456,392)	-
Deferred rent	7,802	-	308	-	8,110
Long-term debt, net of original issue
discount	253,586	14,944	-	-	268,530
Shareholders' equity (deficit):
Preferred stock, $1 par value;	-
authorized 1,000,000 shares;
none issued	-	-	-	-	-
Common stock, $.01 par value;
authorized 40,000,000 shares;
issued and outstanding 7,064,328
shares	71	-	-	-	71
Additional paid-in capital	(65,479)	133,671	3,018	(71,200)	10
Retained earnings (deficit)	(292,179)	362,304	(3,994)	1,686	67,817

	(357,587)	495,975	(976)	(69,514)	67,898

	$ 399,080	$ 515,319	$ 45	(525,906)	388,538

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Statement of Operations
For the sixteen weeks ended April 23, 2006
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$ 41,809	$ 49,465	$ 2,507	$ -	$ 93,781
Franchise related income	4,438	-	-	-	4,438
Real estate and other	856	906	233	-	1,995
Intercompany charges	20	-	-	(20)	-

Total revenues	47,123	50,371	2,740	(20)	100,214

Costs and expenses:
Cost of food and paper products	8,512	9,038	629	-	18,179
Payroll and other employee benefits	11,238	13,839	957	-	26,034
Other operating costs	15,391	18,142	767	-	34,300
Depreciation and amortization	2,338	2,517	183	-	5,038
General and administrative	6,477	3,055	44	-	9,576
Asset impairment and restaurant
closings/remodels	153	-	-	-	153
Intercompany charges	-	20	-	(20)	-

Total costs and expenses	44,109	46,611	2,580	(20)	93,280

Operating income	3,014	3,760	160	-	6,934
Other (expense) income:
Interest expense	(9,245)	(436)	-	-	(9,681)
Interest income	634	-	2	-	636
Equity in net income of unconsolidated
affiliates	50	-	-	-	50

Net other (expense) income	(8,561)	(436)	2	-	(8,995)

Income (loss) before income taxes	(5,547)	3,324	162	-	(2,061)
Income taxes	414	-	-	-	414

Net income (loss)	$ (5,961)	$ 3,324	$ 162	$ -	$ (2,475)

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Statement of Operations
For the sixteen weeks ended April 24, 2005
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$ 39,695	$ 48,362	$ 3,198	$ -	$ 91,255
Franchise related income	3,544	-	-	-	3,544
Real estate and other	514	1,188	16	-	1,718
Intercompany charges	20	-	-	(20)	-

Total revenues	43,773	49,550	3,214	(20)	96,517

Costs and expenses:
Cost of food and paper products	7,448	10,643	939	-	19,030
Payroll and other employee benefits	10,929	13,424	1,228	-	25,581
Other operating costs	16,082	18,083	976	-	35,141
Depreciation and amortization	2,302	2,472	199	-	4,973
General and administrative	4,800	3,056	210	-	8,066
Asset impairment and restaurant
closings/remodels	102	-	-	-	102
Intercompany charges	-	20	-	(20)	-

Total costs and expenses	41,663	47,698	3,552	(20)	92,893

Operating income (loss)	2,110	1,852	(338)	-	3,624
Other (expense) income:
Interest expense	(9,032)	(441)	-	-	(9,473)
Interest income	365	-	-	-	365
Equity in net income of unconsolidated
affiliates	20	-	-	-	20

Net other expense	(8,647)	(441)	-	-	(9,088)

Income (loss) before income taxes	(6,537)	1,411	(338)	-	(5,464)
Income taxes	193	84	-	-	277

Net income (loss)	$(6,730)	$ 1,327	$ (338)	$ -	$(5,741)

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Statement of Cash Flows
For the sixteen weeks ended April 23, 2006
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$ (5,961)	$ 3,324	$ 162	$ -	$ (2,475)
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Depreciation and amortization	2,338	2,517	183	-	5,038
Amortization of deferred financing costs	284	12	-	-	296
Amortization of bond discount	117	-	-	-	117
Provision for doubtful accounts receivables	131	73	-	-	204
(Decrease)/increase in deferred rent, net of
tenant allowance	(71)	105	(82)	-	(48)
Asset impairment and restaurant closings/remodels	153	-	-	-	153
Gain on sale of restaurant property and equipment	-	-	(230)	-	(230)
Equity in net income of unconsolidated affiliates	(50)	-	-	-	(50)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(25)	(226)	9	-	(242)
Increase in inventories	(127)	(42)	(1)	-	(170)
Decrease (increase) in prepaid expenses	608	(900)	16	-	(276)
Decrease (increase) in other assets	(192)	3	(4)	-	(193)
Decrease in accounts payable and accrued
expenses	(8,707)	(846)	(196)	-	(9,749)
Decrease in accrued interest payable	(5,184)	-	-	-	(5,184)

Net cash (used in) provided by operating activities	(16,686)	4,020	(143)	-	(12,809)

Investing Activities:
Purchase of property and equipment	(962)	(1,915)	(168)	-	(3,045)
Proceeds from sale of restaurant property &
equipment	-	-	446	-	446
Capital contributions from joint venture partners	-	-	250	-	250

Net cash (used in) provided by investing activities	(962)	(1,915)	528	-	(2,349)

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Statement of Cash Flows
For the sixteen weeks ended April 23, 2006
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Financing Activities:
Mortgage principal repayments	-	(64)	-	-	(64)
Repayments of loans by officers	2	-	-	-	2
Intercompany balances	2,387	(2,844)	457	-	-

Net cash (used in) provided by financing activities	2,389	(2,908)	457	-	(62)

(Decrease) increase in cash and cash equivalents	(15,259)	(803)	842	-	(15,220)
Cash and cash equivalents at beginning of year	66,377	5,303	1,409	-	73,089

Cash and cash equivalents at end of period	$ 51,118	$ 4,500	$ 2,251	$ -	$ 57,869

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$ 272	$ -	$ -	$ -	$ 272

Cash paid during the period for interest	$ 14,025	$ 423	$ -	$ -	$ 14,448

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Statement of Cash Flows
For the sixteen weeks ended April 24, 2005
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(6,730)	$ 1,327	$ (338)	$ -	$(5,741)
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Depreciation and amortization	2,301	2,472	200	-	4,973
Amortization of deferred financing costs	296	-	-	-	296
Amortization of bond discount	117	-	-	-	117
(Decrease)/increase in deferred rent, net of tenenat
allowance	60	(27)	-	-	33
Asset impairment, restaurant closings/remodels
and loss on sale of other concept restaurant	102	-	-	-	102
Equity in net loss of unconsolidated affiliates	(20)	-	-	-	(20)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(866)	950	(78)	(57)	(51)
Decrease in inventories	147	226	68	-	441
Decrease (increase) in prepaid expenses	631	(911)	23	-	(257)
Decrease (increase) in other assets	(103)	49	(1)	(12)	(67)
Increase (decrease) in accounts payable and
accrued expenses	(10,478)	(2)	(295)	57	(10,718)

Net cash provided by operating activities	(14,543)	4,084	(421)	(12)	(10,892)

Investing Activities:
Purchase of property and equipment	(619)	(635)	(93)	-	(1,347)
Proceeds from sale of joint venture
property & equipment	300	-	-	-	300

Net cash used in investing activities	(319)	(635)	(93)	-	(1,047)

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Statement of Cash Flows
For the sixteen weeks ended April 24, 2005
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Financing Activities:
Mortgage principal repayments	-	(59)	-	-	(59)
Reduction in loans receivable from officers	41	-	-	-	41
Intercompany balances	4,028	(4,505)	465	12	-

Net cash (used in) provided by financing activities	4,069	(4,564)	465	12	(18)

Increase in cash and cash equivalents	(10,793)	(1,115)	(49)	-	(11,957)
Cash and cash equivalents at beginning of year	57,150	4,680	1,170	$ -	63,000

Cash and cash equivalents at end of period	$ 46,357	$ 3,565	$ 1,121	$ -	$ 51,043

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$ 8	$ 82	$ -	$ -	$ 90

Cash paid during the period for interest	$ 14,063	$ 440	$ -	$ -	$ 14,503

Item 2.	Management’s Discussion and Analysis of Financial Condition andResults of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other data and information appearing elsewhere in this report.

Results of Operations

We are a leading owner, operator and franchisor of Quick Service Restaurants (“QSR”), serving a wide variety of Italian specialty foods. We also operate, in certain cases with joint venture partners, a number of other restaurant concepts.

The following table summarizes the number of Sbarro owned, franchised and other concept restaurants in operation during each indicated period:

	16 Weeks Ended 04/23/06	16 Weeks Ended 04/24/05
Company-owned Sbarro
Open at beginning of period	494	511
Opened during period	-	1
Acquired from franchisees during period	1	-
Closed during period	(13)	(15)

Open at end of period	482	497

Franchised Sbarro restaurants:
Open at beginning of period	458	416
Opened during period	19	16
Sold to Sbarro during period	(1)	-
Closed or terminated during period	(10)	-

Open at end of period	466	432

Other concepts:
Open at beginning of period	25	22
Opened during period	-	3
Closed during period	-	-

Open at end of period	25	25

All restaurants:
Open at beginning of period	977	949
Opened during period	19	20
Closed or terminated during period	(23)	(15)

Open at end of period	973	954

Executive Overview

Sales increased in the first quarter of 2006 compared to the first quarter of 2005. Mall traffic has increased as retailers, particularly high end mall based retailers, are serving more customers. We continue to benefit from the reengineering of our QSR operations in 2004 while continuing to provide a quality product coupled with quality service. We believe our strategy resulted in the significant improvement of our operating results, including higher sales and earnings. Selective price increases, improvements in operational controls and upgraded store management at all levels produced increased comparable restaurant unit sales and improved earnings in the first quarter of 2006.

We have developed a new concept, Carmela’s of Brooklyn, which opened its first restaurant in February 2005. Carmela’s of Brooklyn is expected to operate outside of our traditional mall, hospitality and airport venues. We believe that the continuing development of this and other concepts, along with a combination of our re-energized QSR restaurants and continued growth in our franchise based business, should lead to continued improvements in both revenues and profits.

Seasonality

Our business is subject to seasonal fluctuations, and the effects of weather, national security, economic and business conditions. Earnings have been highest in our fourth quarter due primarily to increased volume in shopping malls during the holiday shopping season. Our annual earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year’s Day and the number of weeks in our fourth quarter.

Goodwill and Other Intangible Assets

Due to the seasonality of our business, until we determine the results of operations for our fourth quarter, we are not able to perform our annual test for impairment on our goodwill and intangible assets with indefinite lives as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” and fully evaluate the impairment of long-lived assets as required by SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Any required adjustments are recorded at that time unless impairment factors become evident earlier.

Relevant Financial Information

	Sixteen weeks ended
	April 23, 2006	April 24, 2005
	(dollars in millions)
Comparable Sbarro-owned QSR sales (1)	$89.6	$86.3
Comparable Sbarro-owned QSR sales as a percentage	6.0%	2.2%
change vs prior comparable period (1)
Franchise location sales	$82.0	$78.8
Franchise revenues	$4.4	$3.5
Cost of food and paper products as a percentage	19.4%	20.9%
of restaurant sales
Payroll and other benefits as a percentage of	27.8%	28.0%
restaurant sales
Other operating expenses as a percentage of	36.6%	38.5%
restaurant sales
General and administrative costs as a percentage	10.2%	8.4%
of revenues
Asset impairment, and restaurant closings	$0.1	$0.1
EBITDA (2)	$12.0	$8.6

_________________

(1)        Comparable Sbarro-owned QSR sales dollar and annual percentage change are based on locations that were in operation on a continuing basis for all of each period presented.

(2)        EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles (“GAAP”) or as a measure of a company’s profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts of, and investors in, our senior notes in that EBITDA is one of the factors in the calculations used to determine our compliance with the ratios in the indenture under which our senior notes are issued. We also internally use EBITDA to determine whether to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our cash investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities. The following table reconciles EBITDA to our net loss for the sixteen week periods presented, which we believe is the most direct comparable GAAP financial measure to EBITDA (in thousands):

	Sixteen Weeks Ended
	April 23, 2006	April 24, 2005
EBITDA	$12,022	$8,617
Interest expense	(9,681)	(9,473)
Interest income	636	365
Income taxes	(414)	(277)
Depreciation and amortization	(5,038)	(4,973)

Net loss	$(2,475)	$(5,741)

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

We do not allocate assets by segment because our chief operating decision makers do not review the assets by segment to assess the segments’ performance, as the assets are managed on an entity wide basis.

The following table sets forth the information concerning the revenue and operating income, before unallocated costs, of each of our company owned and franchise restaurant segments for the sixteen weeks ended April 23, 2006 and April 24, 2005 (in thousands):

	Company Owned Restaurants	Franchise Restaurants	Totals
2006
Total revenue	$95,776	$ 4,438	$100,214
Operating income before unallocated costs	12,073	3,156	15,229
Unallocated costs and expenses (1)			8,295
Operating income			$ 6,934
2005
Total revenue	$92,973	$ 3,544	$ 96,517
Operating income before unallocated costs	8,148	2,786	10,934
Unallocated costs and expenses (1)			7,310
Operating income			$ 3,624

_________________

(1)     Represents certain general and administrative expenses that are not allocated to a segment.

Sales by QSR and consolidated other concept restaurants increased 2.8% to $93.8 million for the sixteen weeks ended April 23, 2006 from $91.3 million for the sixteen weeks ended April 24, 2005. The increase in sales for the first quarter of 2006 includes $3.2 million or 3.6% of higher restaurant sales in our QSR restaurants due to an increase of comparable sales of 6% offset, in part by fewer company-owned QSR restaurants in operation during 2006 and slightly lower restaurant sales of our consolidated other concepts as a result of the sale of a joint venture and a company owned restaurant. We believe that the improvement in comparable unit sales was due to improved economic conditions in the United States, improvement in our operational controls, upgraded field and store management and selective price increases.

Franchise related revenues increased to $4.4 million for the first quarter of 2006 from $3.5 million in the first quarter of 2005. The increase was attributed to additional locations opened during the last year (net of closed locations) and a slight increase in comparable sales and a settlement with a franchisee which increased revenues by approximately $.5 million.

Real estate and other increased by $.3 million in the first quarter of 2006. The increase was attributable to the gain from the sale of restaurant property and equipment of one of our other concept restaurants.

Cost of food and paper products as a percentage of restaurant sales improved by 1.5 basis points to 19.4% for the sixteen weeks ended April 23, 2006 from 20.9% for the sixteen weeks ended April 24, 2005. The cost of cheese in the first quarter of 2006 averaged approximately $1.49 per pound compared to an average of approximately $1.75 per pound in the first quarter of 2005. This $.26 per pound improvement in cheese cost accounted for $.6 million or .7 basis points of the improvement. Improved operational controls and sales growth contributed to the improvement in our cost of sales as a percentage of restaurant sales.

Payroll and other employee benefits, as a percentage of restaurant sales, improved to 27.8% in the first quarter of 2006 from 28.0% in the first quarter of 2005. The improvement was primarily a result of efficiencies and improved sales.

Other operating costs decreased by $.8 million in the first quarter of 2006 and, as a percentage of restaurant sales, decreased to 36.6% from 38.5% in the first quarter of 2005. The decrease resulted primarily from lower repair and maintenance costs.

General and administrative expenses were $9.6 million for the first quarter of 2006 compared to $8.1 million in the first quarter of 2005. The increase resulted primarily from upgrades and additions to corporate and franchise personnel, an increase to the allowance for doubtful accounts relating to franchise receivables and an increase in a long term executive bonus plan accrual.

Interest expense of $9.7 million for the first quarter of 2006 and $9.5 million for the first quarter of 2005 relates primarily to the 11%, $255 million senior notes we issued to finance our going private transaction in 1999 and the $16 million mortgage loan at 8.4% on our corporate headquarters.

Equity in the net income of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. Our equity in the overall profits of those concepts in the first quarter of 2006 remained relatively constant as compared to the first quarter of 2005. We do not have any expansion plans for these ventures.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense was $.4 million and $.3 million for the first quarter of 2006 and 2005, respectively. The expense in each period was for taxes owed by us to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income and for taxes withheld at the source of payment on foreign franchise income related payments.

Liquidity and Capital Resources

Cash Requirements

Our liquidity requirements relate to debt service, capital expenditures, working capital, investments in other ventures, distributions to shareholders when permitted under the indenture for the senior notes and to repay any borrowings we may make under our line of credit agreement and general corporate purposes. We incur annual cash interest expense of approximately $29 million under the senior notes and mortgage loan and may incur additional interest expense for borrowings under our line of credit. We are not required to make principal payments, absent the occurrence of certain events, on our senior notes until they mature in September 2009. We believe that aggregate restaurant capital expenditures and our investments in joint ventures during 2006 will approximate $10 million.

We expect our primary source of liquidity to meet current requirements will be cash flow from operations. In July 2005, we obtained a three year line of credit from Commerce Bank to replace our former revolving credit facility. Under our new line of credit we currently have the ability to borrow up to $10 million with a sub-limit for letters of credit of $5 million. We do not presently expect to borrow under our line of credit except for required letters of credit. The maximum amount available under our line of credit, after giving effect to outstanding letters of credit, was $8 million at April 23, 2006.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements do not materially differ from the information disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 1, 2006.

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital as at the end of the first quarters of 2006 and 2005, respectively, and the sources and uses of our cash flows during the first quarters of each of the respective years:

	Sixteen Weeks Ended
	April 23, 2006	April 24, 2005
	(in millions)
Liquidity at the end of period
Cash and cash equivalents	$57.9	$51.0
Working capital	41.2	31.0
Net cash flows for the period
Used in operating activities	(12.8)	(10.9)
Used in investing activities	(2.3)	(1.1)
Used in financing activities	(.1)	-
Net decrease in cash	$(15.2	$(12.0)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations.

Net cash used in operating activities was $12.8 million for the sixteen weeks ended April 23, 2006 compared to $10.9 million used during the sixteen weeks ended April 24, 2005. The increase in net cash used in operating activities is primarily related to the change in accounts payable and accrued expenses resulting from the timing of payments. We historically have our peak annual cash position and highest level of accounts payable and accrued expenses at the end of the holiday season, which coincides with our year end. These payables and accrued expenses are paid during the first quarter of the ensuing year, predominately using our year end cash.

Net cash used in investing activities has historically been primarily for capital expenditures. Net cash used in investing activities increased by $1.2 million to $2.3 million for the sixteen weeks ended April 23, 2006 from $1.1 million for the sixteen weeks ended April 24, 2005 primarily due to store remodels offset by proceeds from the sale of restaurant property and equipment and capital contributions from partners in consolidated joint ventures.

Critical Accounting Policies and Judgments

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Accounting policies often require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the sixteen weeks ended April 23, 2006, there were no material changes in the accounting policies whose application may have the most significant effect on our reported results of operations or financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position from those discussed under the heading “Critical Accounting Policies and Judgments” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006

Certain Relationships and Transactions

During the first quarter of 2006, there were no related party transactions in addition to those discussed under the heading “Certain Relationships and Related Transactions” in Part II, Item 13 of our Annual Report on Form 10-K for the year ended January 1, 2006.

Forward Looking Statements

This report contains certain forward-looking statements about our financial condition, results of operations, future prospects and business. These statements appear in a number of places in the report and include statements regarding our intent, belief, expectation, strategies or projections at this time. These statements generally contain words such as “may,” “should,” “seek,” “believes,” “in our opinion,” “expect,” “intend,” “plan,” “estimate,” “project,” “strategy” and similar expressions or the negative of those words.

Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to:

•	general economic, inflation, national security, weather and business conditions;
•	the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;
•	changes in consumer tastes;
•	changes in population and traffic patterns, including the effects that military action and terrorism or other events may have on the willingness of consumers to frequent malls, airports or downtown areas which are the predominant areas in which our restaurants are located;
•	our ability to continue to attract franchisees;
•	the success of our present, and any future, joint ventures and other expansion opportunities;
•	the availability of food (particularly cheese and tomatoes), beverage and paper products at current prices;
•	our ability to pass along cost increases to our customers;
•	increases in the Federal minimum wage;
•	the continuity of services of members of our senior management team;
•	our ability to attract and retain competent restaurant and executive managerial personnel; o competition;
•	the level of, and our ability to comply with, government regulations;
•	our ability to generate sufficient cash flow to make interest payments and principal under our senior notes, mortgage loan
•	and line of credit;
•	our ability to comply with covenants contained in the indenture under which the senior notes are issued and our mortgage loan and the effects which the restrictions imposed by those covenants may have on our ability to operate our business; and
•	our ability to repurchase our senior notes to the extent required in the event we make certain asset sales or experience a change of control.

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

We have historically invested our cash on hand in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. The indenture under which our senior notes are issued limits us to similar investments. Although, due to their short term nature, our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.

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

Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of l934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Internal Control Over Financial Reporting:

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 23, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBARRO, INC.
Registrant
Date: June 6, 2006	By:	/s/ Peter Beaudrault
Peter Beaudrault
President and
Chief Executive Officer
(Principal Executive Officer)
Date: June 6, 2006	By:	/s/ Anthony J. Puglisi
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