Form 10-Q
period 2006-07-16
SBARRO INC
filed 2006-08-29
CIK 766004

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended July 16, 2006	Commission file number 333-90817

SBARRO, INC.
(Exact name of registrant as specified in its Charter)

NEW YORK	11-2501939
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)
401 Broad Hollow Road, Melville, New York	11747-4714
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(631) 715-4100

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

Yes           No

The number of shares of Common Stock of the registrant outstanding as of August 29, 2006 was 7,064,328.

SBARRO, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION	PAGES
Consolidated Financial Statements:
Balance Sheets - July 16, 2006 (unaudited) and January 1, 2006	3-4

Statements of Operations (unaudited) - Twenty Eight Weeks and
Twelve Weeks ended July 16, 2006 and July 17, 2005	5-6

Statements of Cash Flows (unaudited) - Twenty Eight Weeks ended July 16, 2006
and July 17, 2005	7-8

Notes to Unaudited Consolidated Financial Statements	9-25

Management's Discussion and Analysis of Financial Condition and Results
of Operations	26-38

Qualitative and Quantitative Disclosures of Market Risk	39

Controls and Procedures	40
PART II. OTHER INFORMATION	41-42

Part I – Financial Information

Item 1.   Consolidated Financial Statements

SBARRO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	July 16, 2006	January 1, 2006
	(Unaudited)
	(In thousands)
Current assets:

Cash and cash equivalents	$64,149	$73,089
Receivables, net of allowance for doubtful accounts
of $433 in 2006 and $323 in 2005:
Franchise	1,951	1,865
Other	4,707	3,644

	6,658	5,509

Inventories	2,926	2,890
Prepaid expenses	8,733	3,209

Total current assets	82,466	84,697

Property and equipment, net	78,306	81,510

Intangible assets:
Trademarks	195,916	195,916
Goodwill	9,204	9,204
Deferred financing costs, net	3,049	3,577
Loans receivable from shareholders	5,588	5,593

Other assets	7,506	8,041

	$382,035	$388,538

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(CONTINUED)
LIABILITIES & SHAREHOLDERS’ EQUITY

	July 16, 2006	January 1, 2006
	(Unaudited)
	(In thousands except share data)
Current liabilities:
Accounts payable	$7,252	$11,438
Accrued expenses	20,303	24,183
Accrued interest payable	9,453	8,181
Insurance premium financing	3,261	-
Current portion of mortgage payable	198	198

Total current liabilities	40,467	44,000

Deferred rent	8,782	8,110

Long-term debt, net of original issue discount	268,621	268,530

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1 par value;
authorized 1,000,000 shares;
none issued	-	-
Common stock, $.01 par value;
authorized 40,000,000 shares;
issued and outstanding 7,064,328 shares
at July 16, 2006 and January 1, 2006	71	71
Additional paid-in capital	10	10
Retained earnings	64,084	67,817

	64,165	67,898

	$382,035	$388,538

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the twenty eight weeks ended
	July 16, 2006	July 17, 2005
	(In thousands)
Revenues:
Restaurant sales	$164,603	$161,785
Franchise related income	7,399	6,358
Real estate and other	3,873	3,018

Total revenues	175,875	171,161

Costs and expenses:
Cost of food and paper products	31,864	33,746
Payroll and other employee benefits	45,690	45,078
Other operating costs	60,593	61,758
Depreciation and amortization	8,572	8,630
General and administrative	16,508	14,254
Asset impairment, restaurant closings/remodels and
loss on sale of other concept restaurant	313	200

Total costs and expenses	163,540	163,666

Operating income	12,335	7,495

Other (expense) income:
Interest expense	(16,775)	(16,577)
Interest income	1,270	618
Equity in net income (loss) of unconsolidated affiliates	151	(24)

Net other expense	(15,354)	(15,983)

Loss before income taxes	(3,019)	(8,488)

Income taxes	714	564

Net loss	$(3,733)	$(9,052)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the twelve weeks ended
	July 16, 2006	July 17, 2005
	(In thousands)
Revenues:
Restaurant sales	$70,822	$70,530
Franchise related income	2,961	2,814
Real estate and other	1,878	1,300

Total revenues	75,661	74,644
Costs and expenses:
Cost of food and paper products	13,685	14,716
Payroll and other employee benefits	19,656	19,497
Other operating costs	26,293	26,617
Depreciation and amortization	3,534	3,657
General and administrative	6,932	6,188
Asset impairment, restaurant closings/remodels and
loss on sale of other concept restaurant	160	98

Total costs and expenses	70,260	70,773

Operating income	5,401	3,871

Other (expense) income:
Interest expense	(7,094)	(7,104)
Interest income	634	253
Equity in net income (loss) of unconsolidated affiliates	101	(44)

Net other expense	(6,359)	(6,895)

Loss before income taxes	(958)	(3,024)

Income taxes	300	287

Net loss	$(1,258)	$(3,311)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the twenty eight weeks ended
	July 16, 2006	July 17, 2005
	(In thousands)
Operating Activities:
Net loss	($ 3,733)	($ 9,052)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	8,572	8,630
Amortization of deferred financing costs	523	497
Amortization of bond discount	204	225
Provision for doubtful accounts receivable	131	-
(Decrease)/increase in deferred rent	66	14
Asset impairment, restaurant closings/remodels and loss on
sale of other concept restaurant	313	200
Gain on sale of restaurant property and equipment	(230)	-
Equity in net (income)/loss of unconsolidated affiliates	(151)	24

Changes in operating assets and liabilities:
Increase in receivables	(1,230)	(84)
(Increase)/decrease in inventories	(36)	506
Increase in prepaid expenses	(2,263)	(4,975)
Decrease in other assets	326	84
Decrease in accounts payable and accrued expenses	(6,407)	(6,691)
Increase in accrued interest payable	1,272	1,079

Net cash used in operating activities	(2,643)	(9,543)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Continued)

	For the twenty eight weeks ended
	July 16, 2006	July 17, 2005
	(In thousands)
Investing Activities:
Purchases of property and equipment	(6,885)	(3,582)
Proceeds from sale of joint venture property & equipment	-	300
Proceeds from sale of restaurant property & equipment	446	-
Contributions from partners to joint ventures	250	-
Dividend received from unconsolidated affiliate	-	603

Net cash used in investing activities	(6,189)	(2,679)

Financing Activities:
Mortgage principal repayments	(113)	(104)
Repayment of loans by officers	5	-

Net cash used in financing activities	(108)	(104)

Decrease in cash and cash equivalents	(8,940)	(12,326)
Cash and cash equivalents at beginning of year	73,089	63,000

Cash and cash equivalents at end of period	$64,149	$50,674

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$471	$888

Cash paid during the period for interest	$14,757	$14,776

Supplemental disclosure of noncash financing information: In June 2006, we entered into a noncash insurance premium financing agreement for $3.3 million.

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

1.	Basis of presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at July 16, 2006 and our consolidated results of operations and cash flows for the twenty eight weeks ended July 16, 2006 and July 17, 2005 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to our annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the year ended January 1, 2006.

Certain items in the financial statements presented have been reclassified to conform to the 2006 presentation.

2.	Recent Accounting Pronouncement:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 will be effective beginning fiscal 2007. We have not yet evaluated the impact of this interpretation on our financial statements.

3.	Senior Notes:

The $255 million of 11% senior notes we issued in 1999 are due September 15, 2009. Interest is payable semi-annually on March 15 and September 15 of each year. Our payment obligations under the senior notes are jointly, severally, unconditionally and irrevocably guaranteed by all of Sbarro’s current Restricted Subsidiaries (as defined in the indenture) and is to be similarly guaranteed by our future Restricted Subsidiaries.

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

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

Among other covenants, the indenture requires that, in order for us to borrow, our consolidated interest ratio coverage (as defined in the indenture), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended fiscal quarters must be at least 2.5 to 1. As of July 16, 2006, that ratio was 1.8 to 1. As a result, we are not presently able to borrow funds except for the specifically permitted indebtedness, including up to $75 million of revolving credit loans.

In order to make restricted payments, that ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture. We refer to the amount that is available for us to make dividends and other restricted payments as the “restricted payment availability.” We cannot make restricted payments (other than distributions pursuant to the tax payment agreement) until we increase the restricted payment availability by approximately $29.9 million, and then only to the extent of any excess over that amount.

Line of Credit:

In July 2005, we obtained a three year line of credit from Commerce Bank to replace our former uncommitted revolving credit facility. Under the Commerce Bank line of credit, we currently have the ability to borrow up to $10 million, with a sub-limit for letters of credit of $5 million. Interest applicable to the loans under the line of credit is at the bank’s LIBOR rate plus 1.5% at the time of any borrowings for interest periods of 1, 2, 3 or 6 months. The credit facility contains various covenants, including a minimum coverage ratio of at least 1.0 to 1.0 at the end of each quarter on a rolling four quarter basis. The minimum coverage ratio is primarily a ratio of EBITDA (less unfinanced capital expenditures) to the current maturity of long term indebtedness and interest expense. There are currently $1.9 million of letters of credit outstanding under the new facility.

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Mortgage:

In March 2000, one of our subsidiaries obtained a $16 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. The outstanding principal balance of the loan as of July 16, 2006 was $14.8 million. The mortgage agreement contains various covenants.

We were in compliance with all covenants in the indenture for the senior notes, our credit line and our mortgage as of July 16, 2006.

Insurance Premium Financing:

In June 2006, we entered into a short term insurance premium financing agreement for $3.3 million. Under the agreement, we are required to make three quarterly payments beginning August 1, 2006 of $1.2 million, including interest with the final payment due February 1, 2007. The annual percentage rate is 6.49%.

Guarantee Arrangements Pertaining to Other Concepts:

We are party to separate financial guarantees to a bank for two of our unconsolidated joint ventures. To varying degrees, our guarantees involve elements of performance and credit risk. The possibility of our having to honor our guarantee is largely dependent upon the future operation of the joint ventures. The joint ventures were in compliance with all covenants as of July 16, 2006.

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

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company owned and franchise restaurant segments (in thousands):

	Company Owned Restaurants	Franchise Restaurants	Totals

Twelve weeks ended July 16, 2006:
Total revenue	$72,700	$2,961	$75,661

Operating income before unallocated costs	9,378	2,045	11,423
Unallocated costs and expenses (1)			6,022

Operating income			$5,401

Twelve weeks ended July 17, 2005:
Total revenue	$71,830	$2,814	$74,644

Operating income before unallocated costs	7,243	2,151	9,394
Unallocated costs and expenses (1)			5,523

Operating income			$3,871

	Company Owned Restaurants	Franchise Restaurants	Totals

Twenty eight weeks ended July 16, 2006:
Total revenue	$168,476	$7,399	$175,875

Operating income before unallocated costs	21,451	5,201	26,652
Unallocated costs and expenses (1)			14,317

Operating income			$12,335

Twenty eight weeks ended July 17, 2005:
Total revenue	$164,803	$6,358	$171,161

Operating income before unallocated costs	15,391	4,937	20,328
Unallocated costs and expenses (1)			12,833

Operating income			$7,495

    (1)        Represents those general and administrative expenses that are not allocated to a segment.

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

5.	Guarantor and non-guarantor financial statements:

Certain subsidiaries have guaranteed amounts outstanding under our senior notes and line of credit. Each of the guaranteeing subsidiaries is our direct or indirect wholly owned subsidiary and each has fully and unconditionally guaranteed the senior notes and the credit agreement on a joint and several basis.

The following condensed consolidating financial information presents:

(1)	Condensed unaudited consolidating balance sheets as of July 16, 2006 and January 1, 2006 and unaudited statements of operations for the twenty eight and twelve weeks ended July 16, 2006 and July 17, 2005 and unaudited statements of cash flows for twenty eight weeks ended July 16, 2006 and July 17, 2005 of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate Sbarro, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the parent on the cost method.

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Balance Sheet
As of July 16, 2006
(In thousands)
(Unaudited)
ASSETS

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Current assets:

Cash and cash equivalents	$57,198	$3,992	$2,959	$-	$64,149
Receivables, net of allowance for
doubtful accounts of $433
Franchise	1,951	-	-	-	1,951
Other	3,783	618	306	-	4,707

	5,734	618	306	-	6,658

Inventories	1,357	1,518	51	-	2,926
Prepaid expenses	7,098	1,690	(55)	-	8,733

Total current assets	71,387	7,818	3,261	-	82,466

Intercompany receivables	3,553	460,362	(5,666)	(458,249)	-

Investment in subsidiaries	67,450	1,945	-	(69,395)	-

Property and equipment, net	29,934	45,736	2,636	-	78,306
Trademarks	195,916	-	-	-	195,916
Goodwill	9,204	-	-	-	9,204
Deferred financing costs, net	2,912	137	-	-	3,049
Loans receivable from shareholders	5,588	-	-	-	5,588
Other assets	6,441	1,154	30	(119)	7,506

	$392,385	$517,152	$261	$(527,763)	$382,035

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Balance Sheet
As of July 16, 2006
(In thousands except share data)
(Unaudited)
LIABILITIES & SHAREHOLDERS EQUITY

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Current liabilities:
Accounts payable	$6,671	$186	$395	$-	$7,252
Accrued expenses	16,733	2,978	592	-	20,303
Accrued interest payable	9,453	-	-	-	9,453
Insurance premium financing	3,261	-	-	-	3,261
Current portion of mortgage payable	-	198	-	-	198

Total current liabilities	36,118	3,362	987	-	40,467

Intercompany payables	458,249	-	-	(458,249)	-

Deferred rent	8,621	-	161	-	8,782

Long-term debt, net of original issue
discount	253,790	14,831	-	-	268,621

Shareholders' equity (deficit):
Preferred stock, $1 par value;
authorized 1,000,000 shares;
none issued	-	-	-	-	-
Common stock, $.01 par value;
authorized 40,000,000 shares;
issued and outstanding 7,064,328
shares	71	-	-	-	71
Additional paid-in capital	(65,479)	133,671	3,018	(71,200)	10
Retained earnings (deficit)	(298,985)	365,288	(3,905)	1,686	64,084

	(364,393)	498,959	(887)	(69,514)	64,165

	$392,385	$517,152	$261	$(527,763)	$382,035

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Balance Sheet
As of January 1, 2006
(In thousands)
(Unaudited)
ASSETS

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$66,377	$5,303	$1,409	$-	$73,089
Receivables less allowance for
doubtful accounts of $323
Franchise	1,865	-	-	-	1,865
Other	3,385	119	140	-	3,644

	5,250	119	140	-	5,509
Inventories	1,312	1,525	53	-	2,890
Prepaid expenses	3,517	(301)	(7)	-	3,209

Total current assets	76,456	6,646	1,595	-	84,697
Intercompany receivables	2,578	458,262	(4,448)	(456,392)	-
Investment in subsidiaries	67,450	1,945	-	(69,395)	-
Property and equipment, net	31,820	46,819	2,871	-	81,510
Trademarks, net	195,916	-	-	-	195,916
Goodwill	9,204	-	-	-	9,204
Deferred financing costs, net	3,420	157	-	-	3,577
Loans receivable from shareholders	5,593	-	-	-	5,593
Other assets	6,643	1,490	27	(119)	8,041

	$399,080	$515,319	$45	$(525,906)	$388,538

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Balance Sheet
As of January 1, 2006
(In thousands except share data)
(Unaudited)
LIABILITIES & SHAREHOLDERS’ EQUITY

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$10,866	$169	$403	-	11,438
Accrued expenses	19,840	4,033	310	-	24,183
Accrued interest payable	8,181	-	-	-	8,181
Current portion of mortgage payable	-	198	-	-	198

Total current liabilities	38,887	4,400	713	-	44,000
Intercompany payables	456,392	-	-	(456,392)	-
Deferred rent	7,802	-	308	-	8,110
Long-term debt, net of original issue
discount	253,586	14,944	-	-	268,530
Shareholders' equity (deficit):
Preferred stock, $1 par value;
authorized 1,000,000 shares;
none issued	-	-	-	-	-
Common stock, $.01 par value;
authorized 40,000,000 shares;
issued and outstanding 7,064,328
shares	71	-	-	-	71
Additional paid-in capital	(65,479)	133,671	3,018	(71,200)	10
Retained earnings (deficit)	(292,179)	362,304	(3,994)	1,686	67,817

	(357,587)	495,975	(976)	(69,514)	67,898

	$399,080	$515,319	$45	$(525,906)	$388,538

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Statement of Operations
For the twenty eight weeks ended July 16, 2006
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Revenues:
Restaurant sales	$73,720	$86,692	$4,191	$-	$164,603
Franchise related income	7,399	-	-	-	7,399
Real estate and other	2,056	1,457	360	-	3,873
Intercompany charges	35	-	-	(35)	-

Total revenues	83,210	88,149	4,551	(35)	175,875

Costs and expenses:
Cost of food and paper products	12,334	18,449	1,081	-	31,864
Payroll and other employee benefits	19,687	24,303	1,700	-	45,690
Other operating costs	27,458	31,813	1,322	-	60,593
Depreciation and amortization	3,843	4,423	306	-	8,572
General and administrative	11,072	5,382	54	-	16,508
Asset impairment and restaurant
closings/remodels	313	-	-	-	313
Intercompany charges	-	35	-	(35)	-

Total costs and expenses	74,707	84,405	4,463	(35)	163,540

Operating income	8,503	3,744	88	-	12,335

Other (expense) income:
Interest expense	(16,014)	(761)	-	-	(16,775)
Interest income	1,268	-	2	-	1,270
Equity in net income of unconsolidated
affiliates	151	-	-	-	151

Net other (expense) income	(14,595)	(761)	2	-	(15,354)

Income (loss) before income taxes	(6,092)	2,983	90	-	(3,019)

Income taxes	714	-	-	-	714

Net income (loss)	$(6,806)	$2,983	$90	$-	$(3,733)

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Statement of Operations
For the twenty eight weeks ended July 17, 2005
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Revenues:
Restaurant sales	$71,083	$85,180	$5,522	$-	$161,785
Franchise related income	6,358	-	-	-	6,358
Real estate and other	1,475	1,527	16	-	3,018
Intercompany charges	35	-	-	(35)	-

Total revenues	78,951	86,707	5,538	(35)	171,161

Costs and expenses:
Cost of food and paper products	13,404	18,734	1,608	-	33,746
Payroll and other employee benefits	19,408	23,584	2,086	-	45,078
Other operating costs	27,942	32,155	1,661	-	61,758
Depreciation and amortization	3,945	4,337	348	-	8,630
General and administrative	8,590	5,341	323	-	14,254
Asset impairment and restaurant
closings/remodels	200	-	-	-	200
Intercompany charges	-	35	-	(35)	-

Total costs and expenses	73,489	84,186	6,026	(35)	163,666

Operating income	5,462	2,521	(488)	-	7,495

Other (expense) income:
Interest expense	(15,808)	(769)	-	-	(16,577)
Interest income	615	-	3	-	618
Equity in net income (loss) of unconsolidated
affiliates	(24)	-	-	-	(24)

Net other (expense) income	(15,217)	(769)	3	-	(15,983)

Income (loss) before income taxes	(9,755)	1,752	(485)	-	(8,488)

Income taxes	564	-	-	-	564

Net income (loss)	$(10,319)	$1,752	$(485)	$-	$(9,052)

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Statement of Operations
For the twelve weeks ended July 16, 2006
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Revenues:
Restaurant sales	$31,911	$37,227	$1,684	$-	$70,822
Franchise related income	2,961	-	-	-	2,961
Real estate and other	1,200	551	127	-	1,878
Intercompany charges	15	-	-	(15)	-

Total revenues	36,087	37,778	1,811	(15)	75,661

Costs and expenses:
Cost of food and paper products	3,822	9,411	452	-	13,685
Payroll and other employee benefits	8,449	10,464	743	-	19,656
Other operating costs	12,067	13,671	555	-	26,293
Depreciation and amortization	1,505	1,906	123	-	3,534
General and administrative	4,595	2,327	10	-	6,932
Asset impairment and restaurant
closings/remodels	160	-	-	-	160
Intercompany charges	-	15	-	(15)	-

Total costs and expenses	30,598	37,794	1,883	(15)	70,260

Operating income	5,489	(16)	(72)	-	5,401

Other (expense) income:
Interest expense	(6,769)	(325)	-	-	(7,094)
Interest income	634	-	-	-	634
Equity in net income of unconsolidated
affiliates	101	-	-	-	101

Net other (expense) income	(6,034)	(325)	-	-	(6,359)

Income (loss) before income taxes	(545)	(341)	(72)	-	(958)

Income taxes	300	-	-	-	300

Net income (loss)	$(845)	$(341)	$(72)	$-	$(1,258)

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Statement of Operations
For the twelve weeks ended July 17, 2005
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Revenues:
Restaurant sales	$31,388	$36,818	$2,324	$-	$70,530
Franchise related income	2,814	-	-	-	2,814
Real estate and other	961	339	-	-	1,300
Intercompany charges	15	-	-	(15)	-

Total revenues	35,178	37,157	2,324	(15)	74,644

Costs and expenses:
Cost of food and paper products	5,956	8,091	669	-	14,716
Payroll and other employee benefits	8,479	10,160	858	-	19,497
Other operating costs	11,860	14,072	685	-	26,617
Depreciation and amortization	1,643	1,865	149	-	3,657
General and administrative	3,790	2,285	113	-	6,188
Asset impairment and restaurant
closings/remodels	98	-	-	-	98
Intercompany charges	-	15	-	(15)	-

Total costs and expenses	31,826	36,488	2,474	(15)	70,773

Operating income	3,352	669	(150)	-	3,871
Other (expense) income:
Interest expense	(6,776)	(328)	-	-	(7,104)
Interest income	250	-	3	-	253
Equity in net loss of unconsolidated
affiliates	(44)	-	-	-	(44)

Net other (expense) income	(6,570)	(328)	3	-	(6,895)

Income (loss) before income taxes (credit)	(3,218)	341	(147)	-	(3,024)

Income taxes (credit)	371	(84)	-	-	287

Net income (loss)	$(3,589)	$425	$(147)	$-	$(3,311)

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Statement of Cash Flows
For the twenty eight weeks ended July 16, 2006
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Operating Activities:

Net (loss) income	$(6,806)	$2,983	$90	$-	$(3,733)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	3,843	4,423	306	-	8,572
Amortization of deferred financing costs	503	20	-	-	523
Amortization of bond discount	204	-	-	-	204
Provision for doubtful accounts receivables	131	-	-	-	131
(Decrease)/increase in deferred rent, net of tenant
allowance	(118)	331	(147)	-	66
Asset impairment and restaurant closings/remodels and	313	-	-	-	313
loss on sale of other concept restaurants
Gain on sale of restaurant property and equipment	-	-	(230)	-	(230)
Equity in net income of unconsolidated affiliates	(151)	-	-	-	(151)

Changes in operating assets and liabilities:
Increase in receivables	(614)	(499)	(117)	-	(1,230)
Decrease (increase) in inventories	(45)	7	2	-	(36)
Decrease (increase) in prepaid expenses	(322)	(1,990)	49	-	(2,263)
Decrease (increase) in other assets	323	6	(3)	-	326
Increase (decrease) in accounts payable and accrued expenses	(6,242)	(909)	744	-	(6,407)
Increase in accrued interest payable	1,272	-	-	-	1,272

Net cash (used in) provided by operating activities	(7,709)	4,372	694	-	(2,643)

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Statement of Cash Flows
For the twenty eight weeks ended July 16, 2006
(In thousands)

(Unaudited)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Investing Activities:
Purchase of property and equipment	(2,369)	(3,458)	(1,058)	-	(6,885)
Proceeds from sale of restaurant property & equipment	-	-	446	-	446
Capital contributions from joint venture partners	-	-	250	-	250

Net cash used in investing activities	(2,369)	(3,458)	(362)	-	(6,189)

Financing Activities:
Mortgage principal repayments	-	(113)	-	-	(113)
Repayments of loans by officers	5	-	-	-	5
Intercompany balances	894	(2,112)	1,218	-	-

Net cash (used in) provided by financing activities	899	(2,225)	1,218	-	(108)

(Decrease) increase in cash and cash equivalents	(9,179)	(1,311)	1,550	-	(8,940)

Cash and cash equivalents at beginning of year	66,377	5,303	1,409	-	73,089

Cash and cash equivalents at end of period	$57,198	$3,992	$2,959	$-	$64,149

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$471	$-	$-	$-	$471

Cash paid during the period for interest	$14,025	$732	$-	$-	$14,757

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Statement of Cash Flows
For the twenty eight weeks ended July 17, 2005
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Operating Activities:

Net (loss) income	$(10,319)	$1,752	$(485)	$-	$(9,052)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	3,945	4,337	348	-	8,630
Amortization of deferred financing costs	497	-	-	-	497
Amortization of bond discount	204	21	-	-	225
(Decrease)/increase in deferred rent, net of tenant allowance	(9)	123	(100)	-	14
Asset impairment and restaurant closings/remodels and loss on sale of other concept restaurants	200	-	-	-	200
Equity in net income of unconsolidated affiliates	24	-	-	-	24

Changes in operating assets and liabilities:
Decrease (increase) in receivables	(380)	10	286	-	(84)
Decrease in inventories	207	243	56	-	506
Decrease (increase) in prepaid expenses	(3,322)	(1,690)	37	-	(4,975)
Decrease (increase) in other assets	87	(3)	-	-	84
Increase (decrease) in accounts payable and accrued expenses	(6,355)	55	(391)	-	(6,691)
Increase in accrued interest payable	1,079	-	-	-	1,079

Net cash (used in) provided by operating activities	(14,142)	4,848	(249)	-	(9,543)

SBARRO, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (continued)

Consolidating Statement of Cash Flows
For the twenty eight weeks ended July 17, 2005
(In thousands)
(Unaudited)
(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Investing Activities:
Purchase of property and equipment	(2,029)	(1,446)	(107)	-	(3,582)
Proceeds from sale of joint venture's property & equipment	300	-	-	-	300
Dividends received from unconsolidated affiliate	603	-	-	-	603

Net cash used in investing activities	(1,126)	(1,446)	(107)	-	(2,679)

Financing Activities:
Mortgage principal repayments	-	(104)	-	-	(104)
Intercompany balances	3,299	(3,615)	316	-	-

Net cash (used in) provided by financing activities	3,299	(3,719)	316	-	(104)

Decrease in cash and cash equivalents	(11,969)	(317)	(40)	-	(12,326)

Cash and cash equivalents at beginning of year	57,150	4,680	1,170	-	63,000

Cash and cash equivalents at end of period	$45,181	$4,363	$1,130	$-	$50,674

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$885	$-	$3	$-	$888

Cash paid during the period for interest	$14,027	$749	$-	$-	$14,776

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table summarizes the number of Sbarro owned, franchised and other concept restaurants in operation during each indicated period:

	12 Weeks Ended 07/16/06	12 Weeks Ended 07/17/05	28 Weeks Ended 07/16/06	28 Weeks Ended 07/17/05

Company-owned Sbarro restaurants:
Open at beginning of period	482	497	494	511
Opened during period	-	2	-	3
Acquired from (sold to) franchisees	1	(1)	2	(1)
during period
Closed during period	(2)	(2)	(15)	(17)

Open at end of period	481	496	481	496

Franchised Sbarro restaurants:
Open at beginning of period	466	432	458	416
Opened during period	18	3	37	19
Acquired from (sold to) Sbarro during	(1)	1	(2)	1
period
Closed or terminated during period	(8)	(1)	(18)	(1)

Open at end of period	475	435	475	435

Other concepts:
Open at beginning of period	25	25	25	22
Opened during period	1	1	1	4
Closed during period	(2)	-	(2)	-

Open at end of period	24	26	24	26

All restaurants:
Open at beginning of period	973	954	977	949
Opened during period	19	6	38	26
Closed or terminated during period	(12)	(3)	(35)	(18)

Open at end of period	980	957	980	957

Executive Overview

Sales increased in the first half of 2006 compared to the first half of 2005. Mall traffic has increased as retailers, particularly high end mall based retailers, are serving more customers. We continue to benefit from the reengineering of our QSR operations in 2004 while continuing to provide a quality product coupled with quality service. We believe our strategy resulted in the significant improvement of our operations, including higher sales and improved results of operations. Selective price increases, improvements in operational controls and upgraded store management at all levels produced increased comparable restaurant unit sales and improved earnings in the first half of 2006.

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

Relevant Financial Information

	Twelve weeks ended		Twenty eight weeks ended
	July 16, 2006	July 17, 2005	July 16, 2006	July 17, 2005
	(Dollars in millions)		(Dollars in millions)
Comparable Sbarro-owned QSR sales(1)	$67.1	$66.8	$156.7	$152.3

Comparable Sbarro-owned QSR sales percentage
change vs. prior compared period(1)	3.7%	6.2%	5.0%	4.0%

Franchise location sales	$63.9	$62.4	$146.1	$141.1

Franchise revenues	$3.0	$2.8	$7.4	$6.4

Cost of food and paper products as a percentage
of restaurant sales	19.3%	20.9%	19.4%	20.9%

Payroll and other benefits as a percentage of
restaurant sales	27.8%	27.6%	27.8%	27.9%

Other operating expenses as a percentage of
restaurant sales	37.1%	37.7%	36.8%	38.2%

General and administrative costs as a percentage
or revenues	9.2%	8.3%	9.4%	8.3%

Asset impairment, and restaurant closings	$ 0.2	$ 0.1	$ 0.3	$ 0.2

EBITDA (2)	$ 9.0	$ 7.5	$ 21.1	$ 16.1

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

	Twenty Eight Weeks Ended
	July 16, 2006	July 17, 2005

EBITDA	$21,058	$16,101
Interest expense	(16,775)	(16,577)
Interest income	1,270	618
Income taxes	(714)	(564)
Depreciation and amortization	(8,572)	(8,630)

Net loss	$(3,733)	$(9,052)

	Twelve Weeks Ended
	July 16, 2006	July 17, 2005

EBITDA	$9,036	$7,484
Interest expense	(7,094)	(7,104)
Interest income	634	253
Income taxes	(300)	(287)
Depreciation and amortization	(3,534)	(3,657)

Net loss	$(1,258)	$(3,311)

Second Quarter 2006 Versus Second Quarter 2005

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

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company owned and franchise restaurant segments for the twelve weeks ended July 16, 2006 and July 17, 2005 (in thousands):

	Company Owned Restaurants	Franchise Restaurants	Totals

2006
Total revenue	$72,700	$2,961	$75,661

Operating income before unallocated costs	9,378	2,045	11,423
Unallocated costs and expenses (1)			6,022

Operating income			$5,401

2005
Total revenue	$71,830	$2,814	$74,644

Operating income before unallocated costs	7,243	2,151	9,394
Unallocated costs and expenses (1)			5,523

Operating income			$3,871

(1)     Represents those general and administrative expenses that are not allocated to a segment.

Sales by QSR and consolidated other concept restaurants increased 0.4% to $70.8 million for the twelve weeks ended July 16, 2006 from $70.5 million for the twelve weeks ended July 17, 2005. The increase in sales for the second quarter of 2006 includes $.8 million or 1.2% of higher sales in our QSR restaurants, with comparable restaurant sales increasing by 3.7% offset, in part by fewer company-owned QSR restaurants in operation during 2006 and slightly lower restaurant sales of our consolidated other concepts as a result of the sale of a joint venture and three company owned restaurants. We believe that improved economic conditions in the United States, improvement in our operational controls and upgraded field and store management, combined with higher check averages and selective price increases implemented in 2005 accounted for the improvements in comparable restaurant sales.

Franchise related revenues increased to $3.0 million for the second quarter of 2006 from $2.8 million in the second quarter of 2005. The increase was attributable to additional locations opened during the last twelve months (net of closed locations).

Real estate and other revenues increased by $.6 million in the second quarter of 2006. The increase was primarily attributable to an increase in certain food rebates we received based on franchisee’s level of purchase.

Cost of food and paper products as a percentage of restaurant sales improved by 1.6 percentage points to 19.3% for the twelve weeks ended July 16, 2006 from 20.9% for the twelve weeks ended July 17, 2005. The cost of cheese in the second quarter of 2006 averaged approximately $1.37 per pound compared to an average of approximately $1.72 per pound for the second quarter of 2005. This $0.35 per pound improvement in cheese cost accounted for $0.6 million or 9 basis points of the improvement. Improved operational controls, combined with selective price increases implemented in 2005 were the primary reasons for the remainder of the improvement in our cost of sales as a percentage of restaurant sales.

Payroll and other employee benefits as a percentage of restaurant sales was 27.8% in the second quarter of 2006 compared to 27.6% in the second quarter of 2005. Payroll costs increased $.2 million as compared to the second quarter of 2005 as a result of salary increases offset by improved efficiencies and improved sales.

Other operating costs decreased by $.3 million the for twelve weeks ended July 16, 2006 from the second quarter of 2005 and, as a percentage of restaurant sales, decreased to 37.1% from 37.7%. The decrease was primarily related to reduced repair and maintenance costs.

General and administrative expenses were $6.9 million for the second quarter of 2006 compared to $6.2 million the second quarter of 2005. The increase resulted primarily from upgrades and additions to corporate and franchise personnel and an increase in a long term executive bonus plan accrual.

Interest expense of $7.1 million for the second quarters of both 2006 and 2005 relates primarily to the 11%, $255 million senior notes we issued to finance our going private transaction in 1999 and the 8.4%, $16 million mortgage loan on our corporate headquarters.

Equity in the net income (loss) of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. Our equity in the overall profits of those concepts increased by $0.2 million in the second quarter of 2006 from the second quarter of 2005 as a result of a new steakhouse opened in the beginning of the third quarter of 2005. We do not have any further expansion plans for this venture.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense was $.3 million for the second quarter of 2006 and 2005, respectively. The expense in each period was for taxes owed by us to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income and for taxes withheld at the source of payment on foreign franchise income related payments.

Year to Date 2006 Versus 2005

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

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company owned and franchise restaurant segments for the twenty eight weeks ended July 16, 2006 and July 17, 2005 (in thousands):

	Company Owned Restaurants	Franchise Restaurants	Totals

2006
Total revenue	$168,476	$7,399	$175,875

Operating income before unallocated costs	21,451	5,201	26,652
Unallocated costs and expenses (1)			14,317

Operating income			$12,335

2005
Total revenue	$164,803	$6,358	$171,161

Operating income before unallocated costs	15,391	4,937	20,328
Unallocated costs and expenses (1)			12,833

Operating income			$7,495

(1)     Represents those general and administrative expenses that are not allocated to a segment.

Sales by QSR and consolidated other concept restaurants increased 1.7% to $164.6 million for the twenty eight weeks ended July 16, 2006 from $161.8 million for the twenty eight weeks ended July 17, 2005. The increase in sales for the first half of 2006 includes $4.0 million or 2.6% of higher restaurant sales in our QSR restaurants due to an increase of comparable sales of 5.0% offset, in part by fewer company-owned QSR restaurants in operation during 2006 and slightly lower restaurant sales of our consolidated other concepts as a result of the sale of a joint venture and three company owned restaurants. We believe that the improvement in comparable unit sales was due to improved economic conditions in the United States, improvement in our operational controls, upgraded field and store management combined with higher check averages and selective price increases.

Franchise related revenues increased to $7.4 million for the first half of 2006 from $6.4 million in the first half of 2005. The increase was attributable to additional locations opened during the last year (net of closed locations) and a settlement with a franchisee which increased revenues by approximately $.5 million.

Real estate and other revenues increased by $.9 million in the first half of 2006. The increase was attributable to the gain from the sale of restaurant property and equipment of one of our other concept restaurants.

Cost of food and paper products as a percentage of restaurant sales improved by 1.5 percentage points to 19.4% for the twenty eight weeks ended July 16, 2006 from 20.9% for the twenty eight weeks ended July 17, 2005. The cost of cheese in the first half of 2006 averaged approximately $1.43 per pound compared to an average of approximately $1.73 per pound in the first half of 2005. This $.30 per pound improvement in cheese cost accounted for $1.3 million or 8 basis points of the improvement. Improved operational controls and sales growth also contributed to the improvement in our cost of sales as a percentage of restaurant sales.

Payroll and other employee benefits, as a percentage of restaurant sales, improved to 27.8% in the first half of 2006 from 27.9% in the first half of 2005. The improvement was primarily a result of efficiencies and improved sales.

Other operating costs decreased by $1.2 million in the first half of 2006 and, as a percentage of restaurant sales, decreased to 36.8% from 38.2% in the first half of 2005. The decrease resulted primarily from lower repair and maintenance costs and bonus expense.

General and administrative expenses were $16.5 million for the first half of 2006 compared to $14.3 million in the first half of 2005. The increase resulted primarily from upgrades and additions to corporate and franchise personnel, an increase to the allowance for doubtful accounts relating to franchise receivables and an increase in a long term executive bonus plan accrual.

Interest expense of $16.8 million for the first half of 2006 and $16.6 million for the first half of 2005 relates primarily to the 11%, $255 million senior notes we issued to finance our going private transaction in 1999 and the $16 million mortgage loan at 8.4% on our corporate headquarters.

Equity in the net income (loss) of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. Our equity in the overall profits of those concepts in the first half of 2006 increased by $.2 million as a result of a new steakhouse opened in the beginning of the third quarter 2005. We do not have any expansion plans for these ventures.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense was $.7 million and $.6 million for the first half of 2006 and 2005, respectively. The expense in each period was for taxes owed by us to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income and for taxes withheld at the source of payment on foreign franchise income related payments.

Liquidity and Capital Resources

Cash Requirements

Our liquidity requirements relate to debt service, including to repay any borrowings we may make under our line of credit agreement, capital expenditures, working capital, investments in other ventures, distributions to shareholders when permitted under the indenture for the senior notes and general corporate purposes. We incur annual cash interest expense of approximately $29 million under the senior notes and mortgage loan and may incur additional interest expense for borrowings under our line of credit. We are not required to make principal payments, absent the occurrence of certain events, on our senior notes until they mature in September 2009. We believe that aggregate restaurant capital expenditures and our investments in joint ventures during the second half of 2006 will approximate $13 million.

We expect our primary source of liquidity to meet current requirements will be cash flow from operations. In July 2005, we obtained a three year line of credit from Commerce Bank to replace our former revolving credit facility. Under this line of credit, we currently have the ability to borrow up to $10 million with a sub-limit for letters of credit of $5 million. We do not presently expect to borrow under our line of credit except for required letters of credit. The maximum amount available under our line of credit, after giving effect to outstanding letters of credit, was $8 million at July 16, 2006.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements do not materially differ from the information disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 1, 2006.

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital as at the end of the first half of 2006 and 2005, respectively, and the sources and uses of our cash flows during the first half of each of the respective years:

	Twenty Eight Weeks Ended

	July 16, 2006	July 17, 2005

	(in millions)

Liquidity at the end of period
Cash and cash equivalents	$64.1	$50.7
Working capital	42.0	30.5

Net cash flows for the period
Used in operating activities	(2.6)	(9.5)
Used in investing activities	(6.2)	(2.7)
Used in financing activities	(.1)	(.1)

Net decrease in cash	$(8.9)	$(12.3)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations.

Net cash used in operating activities was $2.6 million for the twenty eight weeks ended July 16, 2006 compared to $9.5 million used during the twenty eight weeks ended July 17, 2005. The decrease in net cash used in operating activities was primarily attributable to a lower net loss partially offset by an increase in prepaid expenses and accounts receivable.

Net cash used in investing activities has historically been primarily for capital expenditures. Net cash used in investing activities increased by $3.5 million to $6.2 million for the twenty eight weeks ended July 16, 2006 from $2.7 million for the twenty eight weeks ended July 17, 2005 primarily due to restaurant remodeling offset by proceeds from the sale of restaurant property and equipment and capital contributions from partners to consolidated joint ventures.

Recent Accounting Pronouncement:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 will be effective beginning fiscal 2007. We have not yet evaluated the impact of this interpretation on our financial statements.

Critical Accounting Policies and Judgments

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Accounting policies often require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the twenty eight weeks ended July 16, 2006, there were no material changes in the accounting policies whose application may have the most significant effect on our reported results of operations or financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position from those discussed under the heading “Critical Accounting Policies and Judgments” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Certain Relationships and Transactions

During the first half of 2006, there were no related party transactions in addition to those discussed under the heading “Certain Relationships and Related Transactions” in Part II, Item 13 of our Annual Report on Form 10-K for the year ended January 1, 2006.

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

Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within our control, include but are not limited to:

•	general economic, inflation, national security, weather and business conditions;

•	the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;

•	changes in consumer tastes;

•	changes in population and traffic patterns, including the effects that military action and terrorism or other events may have on the willingness of consumers to frequent malls, airports or downtown areas which are the predominant areas in which our restaurants are located;

•	our ability to continue to attract franchisees;

•	the success of our present, and any future, joint ventures and other expansion opportunities;

•	the availability of food (particularly cheese and tomatoes), beverage and paper products at current prices;

•	our ability to pass along cost increases to our customers;

•	increases in Federal or State minimum wages;

•	the continuity of services of members of our senior management team;

•	our ability to attract and retain competent restaurant and executive managerial personnel;

•	competition;

•	the level of, and our ability to comply with, government regulations;

•	our ability to generate sufficient cash flow to make interest payments and principal under our senior notes, mortgage loan and line of credit;

•	our ability to comply with covenants contained in the indenture under which the senior notes are issued and our mortgage loan and the effects which the restrictions imposed by those covenants may have on our ability to operate our business; and

•	our ability to repurchase our senior notes to the extent required in the event we make certain asset sales or experience a change of control.

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

Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of l934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Internal Control Over Financial Reporting:

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the twenty eight weeks ended July 16, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 6.	Exhibits

Exhibit Number	Description

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Vice President, Chief Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Vice President, Chief Financial Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBARRO, INC.
Registrant

Date: August 29, 2006	By:	/s/ Peter Beaudrault
Peter Beaudrault
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 29, 2006	By:	/s/ Anthony J. Puglisi
Anthony J. Puglisi
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Vice President, Chief Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Vice President, Chief Financial Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.