Form 10-Q
period 2006-10-08
SBARRO INC
filed 2006-11-20
CIK 766004

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended October 8, 2006	Commission file number 333-90817

SBARRO, INC.

(Exact name of registrant as specified in its Charter)

NEW YORK	11-2501939
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

401 Broad Hollow Road, Melville, New York	11747-4714
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(631) 715-4100

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

The number of shares of Common Stock of the registrant outstanding as of November 20, 2006 was 7,064,328.

SBARRO, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION	PAGES
Consolidated Financial Statements:
Balance Sheets - October 8, 2006 (unaudited) and January 1, 2006	3-4

Statements of Operations (unaudited) — Forty Weeks and Twelve Weeks ended
October 8, 2006 and October 9, 2005	5-6

Statements of Cash Flows (unaudited) — Forty Weeks ended October 8, 2006 and October 9, 2005	7-8

Notes to Unaudited Consolidated Financial Statements	9-26

Management’s Discussion and Analysis of Financial Condition and Results
of Operations	27-39

Qualitative and Quantitative Disclosures of Market Risk	40

Controls and Procedures	41

PART II. OTHER INFORMATION	42-43

Part I – Financial Information

Item 1. Consolidated Financial Statements

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	October 8, 2006	January 1, 2006
	(Unaudited)
	(In thousands)
Current assets:

Cash and cash equivalents	$59,878	$73,089
Receivables, net of allowance for doubtful accounts
of $433 in 2006 and $323 in 2005:
Franchise	2,297	1,865
Other	4,883	3,644

	7,180	5,509

Inventories	2,880	2,890
Prepaid expenses	9,466	3,209

Total current assets	79,404	84,697

Property and equipment, net	78,018	81,510

Intangible assets:
Trademarks	195,916	195,916
Goodwill	9,204	9,204
Deferred financing costs, net	2,839	3,577
Loans receivable from shareholders	5,587	5,593
Other assets	7,427	8,041

	$378,395	$388,538

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES & SHAREHOLDERS’ EQUITY

	October 8, 2006	January 1, 2006
	(Unaudited)
	(In thousands except share data)
Current liabilities:
Accounts payable	$5,907	$11,438
Accrued expenses	24,590	24,183
Accrued interest payable	1,768	8,181
Insurance premium financing	2,145	-
Current portion of mortgage payable	198	198

Total current liabilities	34,608	44,000

Deferred rent	8,904	8,110

Long-term debt, net of original issue discount	268,658	268,530

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1 par value;
authorized 1,000,000 shares;
none issued	-	-
Common stock, $.01 par value;
authorized 40,000,000 shares;
issued and outstanding 7,064,328 shares
at October 8, 2006 and January 1, 2006	71	71
Additional paid-in capital	10	10
Retained earnings	66,144	67,817

	66,225	67,898

	$378,395	$388,538

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the forty weeks ended
	October 8, 2006	October 9, 2005

	(In thousands)
Revenues:
Restaurant sales	$240,128	$236,318
Franchise related income	10,678	9,285
Real estate and other	5,063	4,884

Total revenues	255,869	250,487
Costs and expenses:
Cost of food and paper products	46,428	49,026
Payroll and other employee benefits	65,736	66,198
Other operating costs	87,131	88,133
Depreciation and amortization	12,371	12,239
General and administrative	23,194	19,867
Asset impairment, restaurant closings/remodels and
loss on sale of other concept restaurant	474	300

Total costs and expenses	235,334	235,763

Operating income	20,535	14,724

Other (expense) income:
Interest expense	(23,782)	(23,679)
Interest income	2,001	869
Equity in net income (loss) of unconsolidated affiliates	153	(254)

Net other expense	(21,628)	(23,064)

Loss before income taxes	(1,093)	(8,340)

Income taxes	580	1,035

Net loss	$(1,673)	$(9,375)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the twelve weeks ended
	October 8, 2006	October 9, 2005

	(In thousands)
Revenues:
Restaurant sales	$75,525	$74,533
Franchise related income	3,279	2,927
Real estate and other	1,190	1,866

Total revenues	79,994	79,326
Costs and expenses:
Cost of food and paper products	14,564	15,280
Payroll and other employee benefits	20,046	21,120
Other operating costs	26,538	26,375
Depreciation and amortization	3,799	3,609
General and administrative	6,686	5,613
Asset impairment, restaurant closings/remodels and
loss on sale of other concept restaurant	161	100

Total costs and expenses	71,794	72,097

Operating income	8,200	7,229

Other (expense) income:
Interest expense	(7,007)	(7,102)
Interest income	731	251
Equity in net income (loss) of unconsolidated affiliates	2	(230)

Net other expense	(6,274)	(7,081)

Income before income taxes	1,926	148

Income taxes	(134)	471

Net income (loss)	$2,060	$(323)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the forty weeks ended
	October 8, 2006	October 9, 2005

	(In thousands)
Operating Activities:
Net loss	($ 1,673)	($ 9,375)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,371	12,239
Amortization of deferred financing costs	739	711
Amortization of bond discount	292	321
Provision for doubful accounts receivable	130	-
(Decrease)/increase in deferred rent, net of tenant allowance	(39)	55
Asset impairment, restaurant closings/remodels and loss on
sale of other concept restaurant	474	300
Gain on sale of restaurant property and equipment	(180)	-
Equity in net (income)/loss of unconsolidated affiliates	(153)	254

Changes in operating assets and liabilities:
Increase in receivables	(902)	(416)
Decrease in inventories	1	774
Increase in prepaid expenses	(4,114)	(5,944)
Decrease in other assets	328	22
Decrease in accounts payable and accrued expenses	(4,904)	(3,694)
Decrease in accrued interest payable	(6,414)	(6,473)

Net cash used in operating activities	(4,044)	(11,226)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the forty weeks ended
	October 8, 2006	October 9, 2005

Investing Activities:
Purchases of property and equipment	(10,694)	(9,029)
Proceeds from sale of joint venture property & equipment	-	300
Proceeds from sale of restaurant property & equipment	1,433	-
Contributions from partners to joint ventures	250	-
Dividend received from unconsolidated affiliate	-	603

Net cash used in investing activities	(9,011)	(8,126)

Financing Activities:
Mortgage principal repayments	(163)	(151)
Repayment of loans by officers	7	52

Net cash used in financing activities	(156)	(99)

Decrease in cash and cash equivalents	(13,211)	(19,451)
Cash and cash equivalents at beginning of year	73,089	63,000

Cash and cash equivalents at end of period	$59,878	$43,549

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$516	$1,448

Cash paid during the period for interest	$29,105	$29,118

Supplemental disclosure of noncash financing information: In June 2006, we entered into a noncash insurance premium financing agreement for $3.3 million.

See notes to unaudited consolidated financial statement

SBARRO, INC. AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements

1.	Basis of presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at October 8, 2006 and our consolidated results of operations and cash flows for the forty weeks ended October 8, 2006 and October 9, 2005 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to our annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the year ended January 1, 2006.

Certain items in the financial statements presented have been reclassified to conform to the 2006 presentation.

2.	Recent Accounting Pronouncement:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 will be effective beginning fiscal 2007. We have not yet evaluated the impact of this interpretation on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after

SBARRO, INC. AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements (continued)

November 15, 2007. We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the Staff of the Securities and Exchange Commission Issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,”which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are evaluating the impact of SAB No. 108 on our consolidated financial statements.

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

The senior notes and the subsidiary guarantees are senior unsecured obligations of Sbarro and the guaranteeing subsidiaries, respectively, ranking equally in right of payment to all of our and their respective present and future senior debt, currently all of our obligations. The indenture permits redemption of the senior notes until September 15, 2007 at 101.833% of the principal amount of the senior notes to be redeemed and requires us to offer to purchase senior notes in the event of a Change of Control and in connection with certain Asset Sales (each as defined).

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

Among other covenants, the indenture requires that, in order for us to borrow, our consolidated interest ratio coverage (as defined in the indenture), after giving pro forma effect to the interest on the new borrowing, for the four most recently ended

SBARRO, INC. AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements (continued)

fiscal quarters must be at least 2.5 to 1. As of October 8, 2006, that ratio was 1.8 to 1. As a result, we are not presently able to borrow funds except for the specifically permitted indebtedness, including up to $75 million of revolving credit loans.

In order to make restricted payments, that ratio must be at least 2.0 to 1, after giving pro forma effect to the restricted payment and, in any event, is limited in dollar amount pursuant to a formula contained in the indenture. We refer to the amount that is available for us to make dividends and other restricted payments as the “restricted payment availability.” We cannot make restricted payments (other than distributions pursuant to the tax payment agreement) until we increase the restricted payment availability by approximately $28 million, and then only to the extent of any excess over that amount.

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

Mortgage:

In March 2000, one of our subsidiaries obtained a $16 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $.1 million. The outstanding principal balance of the loan as of October 8, 2006 was $15 million. The mortgage agreement contains various covenants.

We were in compliance with all covenants in the indenture for the senior notes, our credit line and our mortgage as of October 8, 2006.

SBARRO, INC. AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements (continued)

Insurance Premium Financing:

In June 2006, we entered into a short term insurance premium financing agreement for $3.3 million. Under the agreement, we are required to make three quarterly payments beginning August 1, 2006 of $1.2 million, including interest, with the final payment due February 1, 2007. The annual percentage rate is 6.49%.

Guarantee Arrangements Pertaining to Other Concepts:

We are party to separate financial guarantees to a bank for two of our unconsolidated joint ventures. To varying degrees, our guarantees involve elements of performance and credit risk. The possibility of our having to honor our guarantee is largely dependent upon the future operation of the joint ventures. The joint ventures were in compliance with all covenants contained in the loan agreements that are guaranteed by us as of October 8, 2006.

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

SBARRO, INC. AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements (continued)

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company owned and franchise restaurant segments (in thousands):

	Company Owned Restaurants	Franchise Restaurants	Totals
Twelve weeks ended October 8, 2006
Total revenue	$76,715	$3,279	$79,994

Operating income before unallocated costs	11,602	2,387	13,989
Unallocated costs and expenses (1)			5,789

Operating income			$8,200

Twelve weeks ended October 9, 2005
Total revenue	$76,399	$2,927	$79,326

Operating income before unallocated costs	9,916	2,221	12,137
Unallocated costs and expenses (1)			4,908

Operating income			$7,229

	Company Owned Restaurants	Franchise Restaurants	Totals
Forty weeks ended October 8, 2006
Total revenue	$245,191	$10,678	$255,869

Operating income before unallocated costs	33,053	7,588	40,641

Unallocated costs and expenses (1)			20,106

Operating income			$20,535

Forty weeks ended October 9, 2005
Total revenue	$241,202	$9,285	$250,487

Operating income before unallocated costs	25,307	7,158	32,465
Unallocated costs and expenses (1)			17,741

Operating income			$14,724

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

The following condensed consolidating financial information presents:

(1)	Condensed unaudited consolidating balance sheets as of October 8, 2006 and January 1, 2006 and unaudited statements of operations for the forty and twelve weeks ended October 8, 2006 and October 9, 2005 and unaudited statements of cash flows for forty weeks ended October 8, 2006 and October 9, 2005 of (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate Sbarro, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the parent on the cost method.

SBARRO, INC. AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements (continued)

Consolidating Balance Sheet
As of October 8, 2006
(In thousands)
(Unaudited)
ASSETS

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:

Cash and cash equivalents	$53,464	$3,890	$2,524	$-	$59,878
Receivables, net of allowance for
doubtful accounts of $433
Franchise	2,297	-	-	-	2,297
Other	3,652	804	427	-	4,883

	5,949	804	427	-	7,180

Inventories	1,353	1,478	49	-	2,880
Prepaid expenses	6,926	2,621	(81)	-	9,466

Total current assets	67,692	8,793	2,919	-	79,404

Intercompany receivables	5,810	463,155	(5,577)	(463,388)	-

Investment in subsidiaries	67,450	1,945	-	(69,395)	-

Property and equipment, net	29,953	45,331	2,734	-	78,018
Trademarks	195,916	-	-	-	195,916
Goodwill	9,204	-	-	-	9,204
Deferred financing costs, net	2,711	128	-	-	2,839
Loans receivable from shareholders	5,587	-	-	-	5,587
Other assets	6,437	1,079	30	(119)	7,427

	$390,760	$520,431	$106	$(532,902)	$378,395

SBARRO, INC. AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet
As of October 8, 2006
(In thousands except share data)
(Unaudited)
LIABILITIES & SHAREHOLDERS EQUITY

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$5,522	$103	$282	$-	$5,907
Accrued expenses	19,787	4,170	633	-	24,590
Accrued interest payable	1,768	-	-	-	1,768
Insurance premium financing	2,145	-	-	-	2,145
Current portion of mortgage payable	-	198	-	-	198

Total current liabilities	29,222	4,471	915	-	34,608

Intercompany payables	463,388	-	-	(463,388)	-

Deferred rent	7,760	958	186	-	8,904

Long-term debt, net of original issue
discount	253,878	14,780	-	-	268,658

Shareholders' equity (deficit):
Preferred stock, $1 par value;
authorized 1,000,000 shares;
none issued	-	-	-	-	-
Common stock, $.01 par value;
authorized 40,000,000 shares;
issued and outstanding 7,064,328
shares	2,969	-	(2,898)	-	71
Additional paid-in capital	(65,996)	134,188	3,018	(71,200)	10
Retained earnings (deficit)	(300,461)	366,034	(1,115)	1,686	66,144

	(363,488)	500,222	(995)	(69,514)	66,225

	$390,760	$520,431	$106	$(532,902)	$378,395

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

SBARRO, INC. AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet
As of January 1, 2006
(In thousands except share data)
(Unaudited)
LIABILITIES & SHAREHOLDERS’ EQUITY

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$10,866	$169	$403	$-	$11,438
Accrued expenses	19,840	4,033	310	-	24,183
Accrued interest payable	8,181	-	-	-	8,181
Current portion of mortgage payable	-	198	-	-	198

Total current liabilities	38,887	4,400	713	-	44,000

Intercompany payables	456,392	-	-	(456,392)	-

Deferred rent	7,802	-	308	-	8,110

Long-term debt, net of original issue
discount	253,586	14,944	-	-	268,530

Shareholders' equity (deficit):
Preferred stock, $1 par value;
authorized 1,000,000 shares;
none issued	-	-	-	-	-
Common stock, $.01 par value;
authorized 40,000,000 shares;
issued and outstanding 7,064,328
shares	71	-	-	-	71
Additional paid-in capital	(65,479)	133,671	3,018	(71,200)	10
Retained earnings (deficit)	(292,179)	362,304	(3,994)	1,686	67,817

	(357,587)	495,975	(976)	(69,514)	67,898

	$399,080	$515,319	$45	$(525,906)	$388,538

SBARRO, INC. AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations
For the forty weeks ended October 8, 2006
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$108,397	$125,831	$5,900	$-	$240,128
Franchise related income	10,678	-	-	-	10,678
Real estate and other	2,942	1,800	321	-	5,063
Intercompany charges	50	-	-	(50)	-

Total revenues	122,067	127,631	6,221	(50)	255,869

Costs and expenses:
Cost of food and paper products	18,113	26,781	1,534	-	46,428
Payroll and other employee benefits	28,439	34,882	2,415	-	65,736
Other operating costs	39,455	45,698	1,978	-	87,131
Depreciation and amortization	5,603	6,339	429	-	12,371
General and administrative	15,541	7,584	69	-	23,194
Asset impairment and restaurant
closings/remodels	474	-	-	-	474
Intercompany charges	-	50	-	(50)	-

Total costs and expenses	107,625	121,334	6,425	(50)	235,334

Operating income	14,442	6,297	(204)	-	20,535

Other (expense) income:
Interest expense	(22,696)	(1,086)	-	-	(23,782)
Interest income	1,961	-	40	-	2,001
Equity in net income of unconsolidated
affiliates	153	-	-	-	153

Net other (expense) income	(20,582)	(1,086)	40	-	(21,628)

Income (loss) before income taxes	(6,140)	5,211	(164)	-	(1,093)

Income taxes	580	-	-	-	580

Net income (loss)	$(6,720)	$5,211	$(164)	$-	$(1,673)

SBARRO, INC. AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations
For the forty weeks ended October 9, 2005
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$105,020	$123,576	$7,722	$-	$236,318
Franchise related income	9,285	-	-	-	9,285
Real estate and other	2,675	2,192	17	-	4,884
Intercompany charges	50	-	-	(50)	-

Total revenues	117,030	125,768	7,739	(50)	250,487

Costs and expenses:
Cost of food and paper products	19,656	27,153	2,217	-	49,026
Payroll and other employee benefits	28,819	34,447	2,932	-	66,198
Other operating costs	39,997	45,985	2,151	-	88,133
Depreciation and amortization	5,525	6,215	499	-	12,239
General and administrative	12,023	7,396	448	-	19,867
Asset impairment and restaurant
closings/remodels	300	-	-	-	300
Intercompany charges	-	50	-	(50)	-

Total costs and expenses	106,320	121,246	8,247	(50)	235,763

Operating income	10,710	4,522	(508)	-	14,724

Other (expense) income:
Interest expense	(22,582)	(1,097)	-	-	(23,679)
Interest income	864	-	5	-	869
Equity in net income of unconsolidated
affiliates	(254)	-	-	-	(254)

Net other (expense) income	(21,972)	(1,097)	5	-	(23,064)

Income (loss) before income taxes	(11,262)	3,425	(503)	-	(8,340)

Income taxes	1,035	-	-	-	1,035

Net income (loss)	$(12,297)	$3,425	$(503)	$-	$(9,375)

SBARRO, INC. AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations
For the twelve weeks ended October 8, 2006
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$34,677	$39,139	$1,709	$-	$75,525
Franchise related income	3,279	-	-	-	3,279
Real estate and other	886	343	(39)	-	1,190
Intercompany charges	15	-	-	(15)	-

Total revenues	38,857	39,482	1,670	(15)	79,994

Costs and expenses:
Cost of food and paper products	5,779	8,332	453	-	14,564
Payroll and other employee benefits	8,752	10,579	715	-	20,046
Other operating costs	11,997	13,885	656	-	26,538
Depreciation and amortization	1,760	1,916	123	-	3,799
General and administrative	4,469	2,202	15	-	6,686
Asset impairment and restaurant
closings/remodels	161	-	-	-	161
Intercompany charges	-	15	-	(15)	-

Total costs and expenses	32,918	36,929	1,962	(15)	71,794

Operating income	5,939	2,553	(292)	-	8,200

Other (expense) income:
Interest expense	(6,682)	(325)	-	-	(7,007)
Interest income	693	-	38	-	731
Equity in net income of unconsolidated
affiliates	2	-	-	-	2

Net other (expense) income	(5,987)	(325)	38	-	(6,274)

Income (loss) before income taxes	(48)	2,228	(254)	-	1,926

Income taxes	(134)	-	-	-	(134)

Net income (loss)	$86	$2,228	$(254)	$-	$2,060

SBARRO, INC. AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations
For the twelve weeks ended October 9, 2005
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$33,937	$38,396	$2,200	$-	$74,533
Franchise related income	2,927	-	-	-	2,927
Real estate and other	1,200	665	1	-	1,866
Intercompany charges	15	-	-	(15)	-

Total revenues	38,079	39,061	2,201	(15)	79,326

Costs and expenses:
Cost of food and paper products	6,252	8,419	609	-	15,280
Payroll and other employee benefits	9,411	10,863	846	-	21,120
Other operating costs	12,055	13,830	490	-	26,375
Depreciation and amortization	1,580	1,878	151	-	3,609
General and administrative	3,433	2,055	125	-	5,613
Asset impairment and restaurant closings/remodels	100	-	-	-	100
Intercompany charges	-	15	-	(15)	-

Total costs and expenses	32,831	37,060	2,221	(15)	72,097

Operating income	5,248	2,001	(20)	-	7,229

Other (expense) income:
Interest expense	(6,774)	(328)	-	-	(7,102)
Interest income	249	-	2	-	251
Equity in net loss of unconsolidated affiliates	(230)	-	-	-	(230)

Net other (expense) income	(6,755)	(328)	2	-	(7,081)

Income (loss) before income taxes (credit)	(1,507)	1,673	(18)	-	148

Income taxes (credit)	471	-	-	-	471

Net income (loss)	$(1,978)	$1,673	$(18)	$-	$(323)

SBARRO, INC. AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows
For the forty weeks ended October 8, 2006
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:

Net (loss) income	$(6,720)	$5,211	$(164)	$-	$(1,673)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	5,603	6,339	429	-	12,371
Amortization of deferred financing costs	710	29	-	-	739
Amortization of bond discount	292	-	-	-	292
Provision for doubtful accounts receivables	130	-	-	-	130
(Decrease)/increase in deferred rent, net of tenant allowance	(474)	557	(122)	-	(39)
Asset impairment, restaurant closings/remodels and loss
on sale of other concept restaurants	474	-	-	-	474
Gain on sale of restaurant property and equipment	-	-	(180)	-	(180)
Equity in net income of unconsolidated affiliates	(153)	-	-	-	(153)

Changes in operating assets and liabilities:
Increase in receivables	(515)	(150)	(237)	-	(902)
Decrease (increase) in inventories	(38)	46	(7)	-	1
Decrease (increase) in prepaid expenses	(1,265)	(2,922)	73	-	(4,114)
Decrease (increase) in other assets	323	8	(3)	-	328
Increase (decrease) in accounts payable and accrued expenses	(5,318)	512	(98)	-	(4,904)
Decrease in accrued interest payable	(6,414)	-	-	-	(6,414)

Net cash (used in) provided by operating activities	(13,365)	9,630	(309)	-	(4,044)

SBARRO, INC. AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows
For the forty weeks ended October 8, 2006
(In thousands)
(Unaudited)
(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Investing Activities:
Purchase of property and equipment	(4,151)	(5,010)	(1,533)	-	(10,694)
Proceeds from sale of restaurant property & equipment	-	-	1,433	-	1,433
Capital contributions from joint venture partners	-	-	250	-	250

Net cash used in investing activities	(4,151)	(5,010)	150	-	(9,011)

Financing Activities:
Mortgage principal repayments	-	(163)	-	-	(163)
Repayments of loans by officers	7	-	-	-	7
Intercompany balances	4,595	(5,869)	1,274	-	-

Net cash (used in) provided by financing activities	4,602	(6,032)	1,274	-	(156)

(Decrease) increase in cash and cash equivalents	(12,914)	(1,412)	1,115	-	(13,211)
Cash and cash equivalents at beginning of year	66,377	5,303	1,409	-	73,089

Cash and cash equivalents at end of period	$53,463	$3,891	$2,524	$-	$59,878

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$516	$-	$-	$-	$516

Cash paid during the period for interest	$28,050	$1,055	$-	$-	$29,105

SBARRO, INC. AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows
For the forty weeks ended October 9, 2005
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:

Net (loss) income	$(12,297)	$3,425	$(503)	$-	$(9,375)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	5,525	6,215	499	-	12,239
Amortization of deferred financing costs	711	-	-	-	711
Amortization of bond discount	292	29	-	-	321
Provision for doubtful accounts receivables	-	-	-	-	-
(Decrease)/increase in deferred rent, net of tenant allowance	(23)	182	(104)	-	55
Asset impairment and restaurant closings/remodels and loss
on sale of other concept restaurants	300	-	-	-	300
Equity in net income of unconsolidated affiliates	254	-	-	-	254

Changes in operating assets and liabilities:
Increase in receivables	(600)	(96)	280	-	(416)
Decrease (increase) in inventories	299	391	84	-	774
Decrease (increase) in prepaid expenses	(3,681)	(2,328)	65	-	(5,944)
Decrease (increase) in other assets	25	(1)	(2)	-	22
Increase (decrease) in accounts payable and accrued expenses	(3,064)	80	(710)	-	(3,694)
Increase in accrued interest payable	(6,473)	-	-	-	(6,473)

Net cash (used in) provided by operating activities	(18,732)	7,897	(391)	-	(11,226)

SBARRO, INC. AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows
For the forty weeks ended October 9, 2005
(In thousands)
(Unaudited)
(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Investing Activities:
Purchase of property and equipment	(5,464)	(3,331)	(234)	-	(9,029)
Proceeds from sale of joint venture property & equipment	300	-	-	-	300
Dividend received from unconsolidated affiliate	603	-	-	-	603

Net cash used in investing activities	(4,561)	(3,331)	(234)	-	(8,126)

Financing Activities:
Mortgage principal repayments	-	(151)	-	-	(151)
Repayments of loans by officers	52	-	-	-	52
Intercompany balances	4,307	(4,944)	637	-	-

Net cash (used in) provided by financing activities	4,359	(5,095)	637	-	(99)

(Decrease) increase in cash and cash equivalents	(18,934)	(529)	12	-	(19,451)
Cash and cash equivalents at beginning of year	57,150	4,680	1,170	-	63,000

Cash and cash equivalents at end of period	$38,216	$4,151	$1,182	$-	$43,549

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1,448	$-	$-	$-	$1,448

Cash paid during the period for interest	$28,050	$1,068	$-	$-	$29,118

Item 2.	Management’s Discussion and Analysis of Financial Condition andResults of Operations

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

The following table summarizes the number of Sbarro owned, franchised and other concept restaurants in operation during each indicated period:

	12 Weeks Ended 10/08/06	12 Weeks Ended 10/09/05	40 Weeks Ended 10/08/06	40 Weeks Ended 10/09/05
Company-owned Sbarro restaurants:
Open at beginning of period	481	496	494	511
Opened during period	1	1	1	4
Acquired from (sold to) franchisees
during period	1	-	3	(1)
Closed during period	(4)	(2)	(19)	(19)

Open at end of period	479	495	479	495

Franchised Sbarro restaurants:
Open at beginning of period	475	435	458	416
Opened during period	10	12	47	31
Acquired from (sold to) Sbarro during
period	(1)	-	(3)	1
Closed or terminated during period	(8)	(6)	(26)	(7)

Open at end of period	476	441	476	441

Other concepts:
Open at beginning of period	24	26	25	22
Opened during period	1	-	2	4
Closed during period	-	(1)	(2)	(1)

Open at end of period	25	25	25	25

All restaurants:
Open at beginning of period	980	957	977	949
Opened during period	12	13	50	39
Closed or terminated during period	(12)	(9)	(47)	(27)

Open at end of period	980	961	980	961

Executive Overview

Sales increased in the first three quarters of 2006 compared to the first three quarters of 2005. Mall traffic has increased as retailers, particularly high end mall based retailers, are serving more customers. We continue to benefit from the reengineering of our QSR operations in 2004 while continuing to provide a quality product coupled with quality service. We believe our strategy resulted in the significant improvement of our operations, including higher sales and improved results of operations. Selective price increases, improvements in operational controls and upgraded store management at all levels produced increased comparable restaurant unit sales and improved earnings in the first three quarters of 2006.

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

Goodwill and Other Intangible Assets

Due to the seasonality of our business, after we determine the results of operations for our fourth quarter, we perform an annual test for impairment on our goodwill and intangible assets with indefinite lives as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” and fully evaluate the impairment of long-lived assets as required by SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Any required adjustments are recorded at that time unless impairment factors become evident earlier.

Relevant Financial Information

	Twelve weeks ended		Forty weeks ended
	October 8, 2006	October 9, 2005	October 8, 2006	October 9, 2005
	(unaudited) (dollars in millions)		(unaudited) (dollars in millions)
Comparable Sbarro-owned QSR sales(1)	$73	$71	$230	$224
Comparable Sbarro-owned QSR sales percentage
change vs. prior compared period(1)	4.8%	4.2%	5.0%	4.0%
Franchise location sales	$74.8	$66.3	$221.2	$206.8
Franchise revenues	$3.3	$3.0	$10.7	$9.3
Cost of food and paper products as a percentage
of restaurant sales	19.3%	20.5%	19.3%	20.7%
Payroll and other benefits as a percentage of
restaurant sales	26.5%	28.3%	27.4%	28.0%
Other operating expenses as a percentage of
restaurant sales	35.1%	35.4%	36.3%	37.3%
General and administrative costs as a percentage
of revenues	8.4%	7.1%	9.1%	7.9%
Asset impairment, restaurant closings/remodels	$0.2	$0.1	$0.5	$0.3
and loss on sale of other concept restaurants
EBITDA (2)	$12.0	$10.6	$33.1	$26.7

____________

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

	Forty Weeks Ended
	October 8, 2006	October 9, 2005
EBITDA	$33,059	$26,709
Interest expense	(23,782)	(23,679)
Interest income	2,001	869
Income taxes	(580)	(1,035)
Depreciation and amortization	(12,371)	(12,239)

Net loss	$(1,673)	$(9,375)

	Twelve Weeks Ended
	October 8, 2006	October 9, 2005
EBITDA	$12,001	$10,608
Interest expense	(7,007)	(7,102)
Interest income	731	251
Income taxes	134	(471)
Depreciation and amortization	(3,799)	(3,609)

Net income (loss)	$2,060	$(323)

Third quarter 2006 Versus Third quarter 2005

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

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company owned and franchise restaurant segments for the twelve weeks ended October 8, 2006 and October 9, 2005 (in thousands):

	Company Owned Restaurants	Franchise Restaurants	Totals
2006
Total revenue	$76,715	$3,279	$79,994

Operating income before unallocated costs	11,602	2,387	13,989

Unallocated costs and expenses (1)			5,789

Operating income			$8,200

2005
Total revenue	$76,399	$2,927	$79,326

Operating income before unallocated costs	9,916	2,221	12,137
Unallocated costs and expenses (1)			4,908

Operating income			$7,229

_________________
(1)     Represents those general and administrative expenses that are not allocated to a segment

Sales by QSR and consolidated other concept restaurants increased 1.3% to $75.5 million for the twelve weeks ended October 8, 2006 from $74.5 million for the twelve weeks ended October 9, 2005. The increase in sales for the third quarter of 2006 is the result of $1.5 million or 2.1% of higher sales in our QSR restaurants, with comparable restaurant sales increasing by 4.8% offset, in part by fewer company owned QSR restaurants in operation during 2006 and slightly lower restaurant sales of our consolidated other concepts as a result of the sale of a joint venture and two company owned restaurants. We believe that improved economic conditions in the United States, improvement in our operational controls and upgraded field and store management, combined with higher check averages and selective price increases implemented in 2005, accounted for the improvement in comparable restaurant sales.

Franchise related revenues increased to $3.3 million for the third quarter of 2006 from $2.9 million in the third quarter of 2005. The increase was attributable to additional locations opened during the last twelve months (net of closed locations).

Real estate and other revenues decreased by $.7 million in the third quarter of 2006 from $1.9 million in the third quarter of 2005. The decrease was primarily attributable to a reduction in rental income in one of our subsidiaries resulting from a tenant bankruptcy and a decrease in certain food rebates we receive based on franchisee’s level of purchase.

Cost of food and paper products as a percentage of restaurant sales improved by 1.2 percentage points to 19.3% for the twelve weeks ended October 8, 2006 from 20.5% for the twelve weeks ended October 9, 2005. The cost of cheese in the third quarter of 2006 averaged approximately $1.40 per pound compared to an average of approximately $1.68 per pound for the third quarter of 2005. This $0.28 per pound improvement in cheese cost accounted for $0.6 million or 8 basis points of the improvement. Improved operational controls, combined with selective price increases implemented in 2005, were the primary reasons for the remainder of the improvement in our cost of sales as a percentage of restaurant sales.

Payroll and other employee benefits as a percentage of restaurant sales was 26.5% in the third quarter of 2006 compared to 28.3% in the third quarter of 2005. Payroll costs decreased $1.1 million as compared to the third quarter of 2005 as a result of improved efficiencies and improved sales.

Other operating costs increased by $.2 million the for twelve weeks ended October 8, 2006 from the third quarter of 2005 and, as a percentage of restaurant sales, decreased to 35.1% from 35.4%. The increase is primarily attributable to an increase in bonus expense partially offset by lower repairs and maintenance.

General and administrative expenses were $6.7 million for the third quarter of 2006 compared to $5.6 million the third quarter of 2005. The increase resulted primarily from upgrades and additions to corporate and franchise personnel and an increase in a long term executive bonus plan accrual.

Interest expense of $7 million for the third quarters of both 2006 and 2005 relates primarily to the 11%, $255 million senior notes we issued to finance our going private transaction in 1999 and the 8.4%, $16 million mortgage loan on our corporate headquarter building.

Equity in the net income (loss) of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. Our equity in the overall profits of those concepts increased by $0.2 million in the third quarter of 2006 from the third quarter of 2005 as a result of improved performance. We do not have any further expansion plans for these ventures.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. In the third quarter of 2006 we had an income tax credit of $.1 million for changes in taxable income projections in states that do not recognize S Corp status. Our tax expense was $.5 million for the third quarter of 2005. The expense in the third quarter of 2005 was for taxes owed by us to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income and for taxes withheld at the source of payment on foreign franchise income related payments.

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

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company owned and franchise restaurant segments for the forty weeks ended October 8, 2006 and October 9, 2005 (in thousands):

	Company Owned Restaurants	Franchise Restaurants	Totals
2006
Total revenue	$245,191	$10,678	$255,869

Operating income before unallocated costs	33,053	7,588	40,641
Unallocated costs and expenses (1)			20,106

Operating income			$20,535

2005
Total revenue	$241,202	$9,285	$250,487

Operating income before unallocated costs	25,307	7,158	32,465
Unallocated costs and expenses (1)			17,741

Operating income			$14,724

_________________
(1)     Represents those general and administrative expenses that are not allocated to a segment

Sales by QSR and consolidated other concept restaurants increased 1.6% to $240 million for the forty weeks ended October 8, 2006 from $236 million for the forty weeks ended October 9, 2005. The increase in sales for the first three quarters of 2006 is the result of $5.4 million or 2.4% of higher restaurant sales in our QSR restaurants due to an increase of comparable sales of 5.0% offset, in part by fewer company-owned QSR restaurants in operation during 2006 and slightly lower restaurant sales of our consolidated other concepts as a result of the sale of a joint venture and two company owned restaurants. We believe that the improvement in comparable unit sales was due to improved economic conditions in the United States, improvement in our operational controls, upgraded field and store management combined with higher check averages and selective price increases.

Franchise related revenues increased to $10.7 million for the first three quarters of 2006 from $9.3 million in the first three quarters of 2005. The increase was attributable to additional locations opened during the last year (net of closed locations) and a settlement with a franchisee which increased revenues by approximately $.5 million.

Real estate and other revenues increased by $.2 million in the first three quarters of 2006. The increase was attributable to the gain from the sale of restaurant property and equipment of one of our other concept restaurants partially offset by a reduction in rental income in one of our subsidiaries resulting from a tenant bankruptcy.

Cost of food and paper products as a percentage of restaurant sales improved by 1.4 percentage points to 19.3% for the forty weeks ended October 8, 2006 from 20.7% for the forty weeks ended October 9, 2005. The cost of cheese in the first three quarters of 2006 averaged approximately $1.42 per pound compared to an average of approximately $1.72 per pound in the first three quarters of 2005. This $.30 per pound improvement in cheese cost accounted for $1.8 million or 8 basis points of the improvement. Improved operational controls and sales growth also contributed to the improvement in our cost of sales as a percentage of restaurant sales.

Payroll and other employee benefits, as a percentage of restaurant sales, improved to 27.4% in the first three quarters of 2006 from 28.0% in the first three quarters of 2005. The improvement was primarily a result of efficiencies and improved sales.

Other operating costs decreased by $1 million in the first three quarters of 2006 and, as a percentage of restaurant sales, decreased to 36.3% from 37.3% in the first three quarters of 2005. The decrease resulted primarily from lower repair and maintenance costs.

General and administrative expenses were $23.2 million for the first three quarters of 2006 compared to $19.9 million in the first three quarters of 2005. The increase resulted primarily from upgrades and additions to corporate and franchise personnel, an increase in the provision for doubtful accounts relating to franchise receivables and an increase in a long term executive bonus plan accrual.

Interest expense of $23.8 million for the first three quarters of 2006 and $23.7 million for the first three quarters of 2005 relates primarily to the 11%, $255 million senior notes we issued to finance our going private transaction in 1999 and the $16 million mortgage loan at 8.4% on our corporate headquarters.

Equity in the net income (loss) of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. Our equity in the overall profits of those concepts in the first three quarters of 2006 increased by $.4 million as a result of a new steakhouse that opened in the beginning of the third quarter 2005. We do not have any expansion plans for these ventures.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income are paid by our shareholders rather than us. Our tax expense was $.6 million and $1 million for the first three quarters of 2006 and 2005, respectively. The expense in each period was for taxes owed by us to jurisdictions that do not recognize S corporation status or that tax entities based on factors other than income and for taxes withheld at the source of payment on foreign franchise income related payments.

Liquidity and Capital Resources

Cash Requirements

Our liquidity requirements relate to debt service, including to repay any borrowings we may make under our line of credit agreement, capital expenditures, working capital, investments in other ventures, distributions to shareholders when permitted under the indenture for the senior notes and general corporate purposes. We incur annual cash interest expense of approximately $29 million under the senior notes and mortgage loan and may incur additional interest expense for borrowings under our line of credit. We are not required to make principal payments, absent the occurrence of certain events, on our senior notes until they mature in September 2009. We believe that aggregate restaurant capital expenditures and our investments in joint ventures for full year 2006 will approximate $13 million, of which approximately $10.7 million was expended during the forty weeks ended October 8, 2006.

We expect our primary source of liquidity to meet current requirements will be from cash flow from operations. In July 2005, we obtained a three year line of credit from Commerce Bank to replace our former revolving credit facility. Under this line of credit, we currently have the ability to borrow up to $10 million with a sub-limit for letters of credit of $5 million. We do not presently expect to borrow under our line of credit except for required letters of credit. The maximum amount available under our line of credit, after giving effect to outstanding letters of credit, was $8.1 million at October 8, 2006.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements do not materially differ from the information disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 1, 2006.

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital as at the end of the first three quarters of 2006 and 2005 and the sources and uses of our cash flows during the first three quarters of each of the respective years:

	Forty Weeks Ended
	October 8, 2006	October 9, 2005
	(in millions)
Liquidity at the end of period
Cash and cash equivalents	$59.9	$43.5
Working capital	44.8	29.3

Net cash flows for the period
Used in operating activities	(4.0)	(11.2)
Used in investing activities	(9.0)	(8.1)
Provided used in financing activities	(.2)	(.1)

Net decrease in cash	$(13.2)	$(19.4)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations.

Net cash used in operating activities was $4.0 million for the forty weeks ended October 8, 2006 compared to $11.2 million used during the forty weeks ended October 9, 2005. The decrease in net cash used in operating activities was primarily attributable to a lower net loss combined with a lower increase in prepaid expenses partially offset by an accounts payable decrease.

Net cash used in investing activities has historically been primarily for capital expenditures. Net cash used in investing activities was $.9 million higher in the forty weeks ended October 8, 2006 increasing to $9.0 million from $8.1 million for the forty weeks ended October 9, 2005. The increase was primarily due to increased restaurant remodeling partially offset by proceeds from the sale of restaurant property and equipment and capital contributions from partners to consolidated joint ventures.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the Staff of the Securities and Exchange Commission Issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are evaluating the impact of SAB No. 108 on our consolidated financial statements.

Critical Accounting Policies and Judgments

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Accounting policies often require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the forty weeks ended October 8, 2006, there were no material changes in the accounting policies whose application may have the most significant effect on our reported results of operations or financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position from those discussed under the heading “Critical Accounting Policies and Judgments” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Certain Relationships and Transactions

During the first three quarters of 2006, there were no related party transactions. See “Certain Relationships and Related Transactions” in Part II, Item 13 of our Annual Report on Form 10-K for the year ended January 1, 2006 for information concerning related party transactions.

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

Internal Control Over Financial Reporting:

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the forty weeks ended October 8, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be three quarters by the undersigned, thereunto duly authorized.

SBARRO, INC. Registrant

Date: November 20, 2006	By: /s/ Peter Beaudrault Peter Beaudrault President and Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2006	By: /s/ Anthony J. Puglisi Anthony J. Puglisi Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Vice President, Chief Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Vice President, Chief Financial Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.