Form 10-Q
period 2007-04-01
SBARRO INC
filed 2007-05-16
CIK 766004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended April 1, 2007	Commission file number 333-142081

SBARRO, INC.

(Exact name of registrant as specified in its Charter)

NEW YORK	11-2501939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

401 Broad Hollow Road, Melville, New York	11747-4714
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 715-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of Common Stock of the registrant outstanding as of May 16, 2007 was 100.

SBARRO, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION	PAGES

Consolidated Financial Statements (unaudited):

Balance Sheets (unaudited)—April 1, 2007 (Successor) and December 31, 2006 (Predecessor)	3-4

Statements of Operations (unaudited)—Period January 31 through April 1, 2007 (Successor) and the period January 1 through January 30, 2007 (Predecessor) and Sixteen Weeks ended April 23, 2006 (Predecessor)	5

Statements of Cash Flows (unaudited)—Period January 31 through April 1, 2007 (Successor) and the period January 1 through January 30, 2007 (Predecessor) and Sixteen Weeks ended April 23, 2006 (Predecessor)

6-7

Notes to Unaudited Consolidated Financial Statements	8

ProForma Financial Statements (unaudited)	23

Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Quantitative and Qualitative Disclosures About Market Risk	46

Controls and Procedures	47

PART II. OTHER INFORMATION	48

Part I – Financial Information

Item 1. Consolidated Financial Statements

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	April 1, 2007	December 31, 2006
	SUCCESSOR	PREDECESSOR
	(Unaudited)
	(In thousands)
Current assets:
Cash and cash equivalents	$22,327	$88,627
Receivables, net of allowance for doubtful accounts of $0 at April 1, 2007 and $263 at December 31, 2006, respectively:
Franchise	2,967	2,868
Other	3,713	5,259

	6,680	8,127
Loans receivable from shareholders	—	5,585
Inventories	2,780	3,233
Prepaid expenses	2,120	3,147
Deferred tax asset, current portion	3,131	—

Total current assets	37,038	108,719

Property and equipment, net	59,608	78,953

Intangible assets:
Goodwill	201,087	9,204
Trademarks	234,500	195,916
Franchise relationships	24,300	—
Sellers’ funds held in escrow	15,000	—
Franchise agreements, net	7,760	—

Deferred financing costs, net	10,768	2,616
Deferred tax asset	14,109	—
Other assets	1,044	7,797

	$605,214	$403,205

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)

	April 1, 2007	December 31, 2006
	SUCCESSOR	PREDECESSOR
	(Unaudited)
	(In thousands except share data)
Current liabilities:
Accounts payable	$7,856	$9,818
Accrued expenses	21,447	29,045
Accrued interest payable	3,930	8,223
Insurance premium financing	—	1,087
Current portion of debt	1,823	216

Total current liabilities	35,056	48,389

Deferred rent	288	8,366
Net lease agreements above market	1,325	—
Deferred tax liability	104,997	—
Long-term debt, net of original issue discount at December 31, 2006	331,177	268,694

Commitments and contingencies

Shareholders’ equity (deficit):
Preferred stock, $1 par value; none authorized or issued at April 1, 2007, 1,000,000 authorized at December 31, 2006 and none issued	—	—
Common stock
Authorized, issued, and outstanding 100 shares at April 1, 2007, $.01 par value.
Authorized 40,000,000 shares; $.01 par value issued & outstanding 7,064,328 shares, December 31, 2006	—	71
Additional paid-in capital	133,000	10
Retained earnings (deficit)	(629)	77,675

	132,371	77,756

	$605,214	$403,205

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the period January 31 through April 1, 2007	For the period January 1 through January 30, 2007	For the sixteen weeks ended April 23, 2006
	SUCCESSOR	PREDECESSOR	PREDECESSOR
	(In thousands)
Revenues:
Restaurant sales	$53,092	$23,594	$93,781
Franchise related income	2,477	993	4,438
Real estate and other	425	820	1,995

Total revenues	55,994	25,407	100,214
Costs and expenses:
Cost of food and paper products	10,697	4,308	18,179
Payroll and other employee benefits	14,973	6,762	26,034
Other operating costs	18,999	8,839	34,300
Depreciation and amortization	2,916	1,272	5,038
General and administrative	4,423	2,843	9,576
Special event bonuses	—	31,395	—
Asset impairment, restaurant closings/remodels	83	74	153

Total costs and expenses	52,091	55,493	93,280

Operating income (loss)	3,903	(30,086)	6,934

Other (expense) income:
Interest expense	(5,304)	(2,570)	(9,681)
Interest income	332	108	636
Equity in net income of unconsolidated affiliates	—	12	50

Net other expense	(4,972)	(2,450)	(8,995)

Loss before income taxes	(1,069)	(32,536)	(2,061)

Income taxes (benefit)	(440)	44	414

Net loss	$(629)	$(32,580)	$(2,475)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the period January 31 through April 1, 2007	For the period January 1 through January 30, 2007	For the sixteen weeks ended April 23, 2006
	SUCCESSOR	PREDECESSOR	PREDECESSOR
	(In thousands)
Operating Activities:

Net loss	$(629)	$(32,580)	$(2,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,916	1,272	5,038
Amortization of deferred financing costs	143	80	296
Amortization of senior note/bond discount	98	32	117
Amortization of leasehold agreements above market	(100)	—	—
Provision for doubtful accounts receivable	—	—	204
(Decrease)/increase in deferred rent, net of tenant allowance	320	(117)	(48)
Asset impairment and restaurant closings/remodels	83	74	153
Change in deferred tax benefit	(578)	—	—
Gain on sale of restaurant property and equipment	—	—	(230)
Equity in net (income)/loss of unconsolidated affiliates	—	(12)	(50)
Changes in operating assets and liabilities, net of effects of merger:
(Increase) decrease in receivables	1,389	394	(242)
(Increase) decrease in inventories	134	319	(170)
(Increase) decrease in prepaid expenses	1,199	(1,434)	(276)
(Increase) decrease in other assets	(138)	871	(193)
Increase (decrease) in accounts payable and accrued expenses	5,600	23,474	(9,749)
Increase (decrease) in accrued interest payable	3,930	2,337	(5,184)

Net cash provided by (used in) operating activities	14,367	(5,290)	(12,809)

(Continued)

SBARRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the period January 31 through April 1, 2007	For the period January 1 through January 30, 2007	For the sixteen weeks ended April 23, 2006
	SUCCESSOR	PREDECESSOR	PREDECESSOR
	(In thousands)
Investing Activities:
Purchases of property and equipment	(3,040)	(1,691)	(3,045)
Proceeds from sale of restaurant property & equipment	—	—	446
Contributions from partners to joint ventures	—	—	250
Net cash paid for merger, net of cash acquired	(173,000)	—	—
Sellers’ funds held in escrow	(15,000)	—	—

Net cash used in investing activities	(191,040)	(1,691)	(2,349)

Financing Activities:
Mortgage principal repayments	—	(17)	(64)
Proceeds from shareholders for issuance of common stock	133,000	—	—
Proceeds from Secured Term Loan	183,000	—	—
Proceeds from Senior Notes	150,000	—	—
Paydown of Predecessor’s Notes	(267,000)	—	—
Dividends to sellers	—	(76,159)	—
Repayment of loans by officers	—	5,530	2

Net cash provided by (used in) financing activities	199,000	(70,646)	(62)

Increase (Decrease) in cash and cash equivalents	22,327	(77,627)	(15,220)

Cash and cash equivalents at beginning of period	—	88,627	73,089

Cash and cash equivalents at end of period	$22,327	$11,000	$57,869

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$189	$—	$272

Cash paid during the period for interest	$1,113	$108	$14,448

Supplemental non cash investing activities:

On January 30, 2007 the Company transferred its interests of $5.6 million of certain non-core assets to a newly formed company owned by certain of our former shareholders as a dividend.

Details of Merger:

On January 31, 2007 the Company obtained financing of $333 million as part of its consideration in acquiring its net assets associated with the Merger.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Basis of presentation:

As a result of the Merger, which we discuss below, we are required to present our results for the first quarter of 2007 as two separate periods. Our Predecessor financial period refers to the period from January 1 through January 30, 2007 prior to consummation of the Merger. Our Successor financial period refers to the period from January 31 through April 1, 2007 following consummation of the Merger.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at April 1, 2007 (Successor) and our consolidated results of operations and cash flows for the period January 1, 2007 through January 30, 2007 (Predecessor) and the period January 31, 2007 through April 1, 2007 (Successor) and the sixteen weeks ended April 23, 2006 (Predecessor) have been included. The Predecessor and Successor results for first quarter of 2007 if combined represent thirteen weeks while the results for the first quarter of 2006 represent sixteen weeks. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year.

2. The Merger:

On January 31, 2007, entities controlled by MidOcean Partners III, L.P. private equity firm, and certain of its affiliates (“MidOcean”) acquired the Company. MidOcean SBR Acquisition Corp., an indirect, wholly owned subsidiary of MidOcean SBR Holdings, LLC (“Holdings”), merged with and into the Company (the “Merger”), with the Company surviving the Merger. In the Merger, our former shareholders received consideration of $450 million in cash, subject to certain adjustments, in exchange for all of their shares of Company common stock, and Sbarro Holdings LLC, a wholly-owned subsidiary of Holdings and the parent of MidOcean SBR Acquisition Corp., acquired all of our outstanding shares of common stock.

MidOcean owns approximately 74% of Holdings and thus acquired control of the Company in the Merger. Certain of our senior managers acquired approximately 5% of the outstanding equity of Holdings in connection with the Merger, with the balance of the equity of Holdings being owned by other investors.

Sbarro Holdings, LLC owns 100% of our outstanding common stock. Holdings owns 100% of the limited liability company interests of Sbarro Holdings, LLC. MidOcean, other investors and certain members of our senior management team own Holdings.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

In connection with the Merger, the Company transferred interests in certain non-core assets to a newly formed company owned by certain of our former shareholders. There was no gain or loss on this transfer as these assets were transferred at book value and a dividend was issued to certain of our former shareholders. The assets and related costs that we transferred (the “Withdrawn Assets”) were:

•

the interests in 401 Broadhollow Realty Corp. and 401 Broadhollow Fitness Center Corp., which own the corporate headquarters of the Company, the fitness center and the assets of the Sbarro Café located at the corporate headquarters;

•	a parcel of undeveloped real property located in East Northport, New York;

•	the interests in Boulder Creek Ventures LLC and Boulder Creek Holdings, LLC, which own a 40% interest in a joint venture that operates 15 steakhouses under “Boulder Creek” and other names; and

•	the interest in Two Mex-SS, LLC, which owns a 50% interest in a joint venture that operates two tex-mex restaurants under the “Baja Grill” name.

The former shareholders received a distribution of the cash on hand in excess of (i) $11 million, which remained in the business, plus (ii) all amounts required to be paid in connection with special event bonuses. These bonuses, which were paid to certain members of management and non-employee directors by the Company on the closing date were approximately $34 million. Additionally $15 million of the total consideration paid to the former shareholders is held in an escrow account for a period of eighteen months pursuant to an escrow agreement between some of the former shareholders and Holdings as security for the indemnity obligations of the former shareholders under the Merger Agreement. Concurrently with the Merger, we extended our lease for the space in the office building containing our corporate headquarters. The lease expires in January 2017. In addition, we agreed to pay to the former shareholders any incremental tax benefit of deductions generated by the repurchase of our 11% Notes or payment of the special event bonuses. The payment is due within 15 days of the filing of the US tax return that claims these additional deductions and will be treated as purchase price adjustments at that time.

We refer to this entire transaction as the “Merger.”

Holdings financed the Merger, including estimated fees and expenses, with $333 million of debt financing described below and $133 million of cash common equity contributed to Holdings by MidOcean, members of management and the other investors in Holdings.

In connection with the Merger, we entered into a new $183.0 million senior secured term loan facility and a new $25.0 million senior secured revolving facility (the “Senior Credit Facilities”); issued $150.0 million in aggregate principal amount of 10.375% senior notes due 2015 (the “Senior Notes”); and repurchased all of our 11% senior notes due 2009 (the “11% Notes”).

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The Merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, pursuant to which the allocable purchase price of the Merger, including related fees and expenses, will be allocated to our net assets based upon our estimates of fair value. Our consolidated financial statements have been prepared based on our preliminary estimates of fair value of our net assets using information available as of the date of this report, which are subject to change. The final allocation of the allocable purchase price to our net assets is expected to be completed by the end of our fiscal year and will be based on a formal valuation of the fair value of our net assets and the resolution of any pre-closing or post-closing purchase price adjustments pursuant to the Merger Agreement. Consequently, the final calculation of the purchase price and the final allocation could vary from the purchase price and allocation presented herein, and the variations could be material.

Our consolidated financial statements as of April 1, 2007 include estimated fair value of intangible assets with indefinite lives of (a) trademarks of $234.5 million; (b) franchise relationships of $24.3 million and (c) goodwill of $201.1 million. Also included in our financial statements is franchise agreements intangible of $8.0 million with an estimated remaining life of 8 years. This intangible is amortized using a method that reflects the pattern in which the economic benefit of the assets will be consumed in the future. Other fair value adjustments include a net decrease to Property, Plant and Equipment of approximately $.7 million with an average remaining useful life of approximately four years and a liability for our lease agreements that are above market for approximately $1.4 million which will be adjusted over the respective lease terms.

The following table sets forth the components of the purchase price (in millions):

Sources of funds:
Secured Term Loan	$183
Senior Notes	150
Proceeds from injected capital	133

$466

Use of funds:
Consideration to Sellers	$450
Transaction costs	16

Total purchase price	$466

The following table sets forth the components of the Allocable purchase price (in millions):

Cash Paid (excluding sellers’ funds held in escrow)	$168
Predecessor’s debt paid	267
Transaction Costs paid	16

Total Allocable purchase price	$451

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table provides the preliminary allocation of the allocable purchase price based upon the fair value of the assets acquired and liabilities assumed at January 31, 2007.

Assets:
Cash and cash equivalents	$11.0
Accounts receivables	8.0
Inventories	2.9
Deferred tax asset	16.6
Other current assets	3.3
Property and equipment	59.4
Goodwill	201.1
Trademarks	234.5
Franchise relationships	24.3
Franchise agreements	8.0
Other assets	11.9

$581.0

Liabilities:
Accounts payable	$6.0
Accrued liabilities	17.6
Net lease agreements above market	1.4
Deferred tax liability	105.0

130.0

Total allocable purchase price	$451.0

Below are unaudited pro forma results of operations for the period ended April 1, 2007 and April 23, 2006, as if the transaction had occurred as of January 2, 2006 for the periods indicated below. Such pro forma results are not necessarily indicative of the actual consolidated results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

Unaudited pro forma results for the periods ended April 1, 2007 and April 23, 2006 were:

	Thirteen weeks ended April 1, 2007	Sixteen weeks ended April 23, 2006
	(in thousands)
Total revenues	$81,078	$99,263
Operating income	4,878	6,944
Net loss	(1,574)	$(1,264)

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

3. Recent Accounting Pronouncements:

SFAS 157:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and based upon our preliminary analysis will not have a material effect on our consolidated financial statements.

EITF Issue No. 06-3:

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06–3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06–3 is effective for interim and annual reporting periods beginning after December 15, 2006. We have been accounting for sales tax as net and upon the adoption of EITF Issue No. 06-03 in the first quarter of Fiscal 2007 we will continue to present as net.

4. Long Term Debt:

Senior Notes:

In connection with the Merger, we issued $150.0 million of 10.375% (“Senior Notes”) due 2015. The interest is payable on February 1 and August 1 of each year.

The Senior Notes are senior unsecured obligations of ours and are guaranteed by all of our current and future domestic subsidiaries and rank equally in right of payment with all existing and future senior indebtedness of ours. The Senior Notes are effectively subordinated to all secured indebtedness of ours, to the extent of the collateral securing such indebtedness, including the Senior Credit Facilities. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have prior claim to those of our assets that constitute their collateral. The Senior Notes are structurally subordinated to all existing and future indebtedness, claims of holders of preferred stock and other liabilities of our subsidiaries that do not guarantee the Senior Notes. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims in full from the assets of those subsidiaries before any assets are made available for distribution to us. The Senior Notes are senior in right of payment to any future subordinated obligations of ours.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The indenture governing the notes contains certain events of default and restrictive covenants which are customary with respect to non-investment grade debt securities, including limitations on the incurrence of additional indebtedness, dividends, repurchases of capital stock, sales of assets, liens, mergers and transactions with affiliates.

Senior Credit Facility:

In connection with the Merger, we entered into a $183.0 million senior secured term loan facility which matures January 31, 2014. Interest is calculated at LIBOR plus 2.5%. Principal amortization payments of .25% of the initial principal are due quarterly beginning June 30, 2007. Covenants of leverage ratio of a maximum of 7.00 to 1.0 and interest coverage ratio of a minimum of 1.50 to 1.0 beginning with our second quarter 2007.

Line of Credit:

In connection with the Merger, we obtained a line of credit facility of $25.0 million, with a sub-limit for letters of credit of $10.0 million. This replaced our prior Commerce Bank line of credit. There were $1.9 million of letters of credit outstanding as of April 1, 2007.

11% Senior Notes:

Interest on the 11% Notes due September 15, 2009 was payable semi-annually on March 15 and September 15 of each year. The 11% Senior Notes were issued, at an aggregate discount of approximately $3.8 million, which was accreted to the senior notes on a straight-line basis over the original ten year life of the notes. Our 11% Notes were repurchased in conjunction with the Merger.

Mortgage:

In March 2000, one of our subsidiaries obtained a $16 million, 8.4% loan due in 2010, secured by a mortgage on our corporate headquarters building. The loan is payable in monthly installments of principal and interest of $0.1 million. In connection with the Merger, we transferred our interests in the real estate secured by the mortgage and our obligations under the related mortgage to a company owned by certain of our former shareholders.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

Guarantee Arrangements Pertaining to Other Concepts:

We were party to separate financial guarantees to a bank for two of our unconsolidated joint ventures. These guarantees were released in connection with the Merger.

5. Income Taxes:

Effective January 31, 2007, the Company has been organized as a C Corporation. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We adopted FIN 48 in the first quarter of 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. The adoption did not have a material effect on the Company’s financial statements and we do not expect the change to have a significant impact on our results of operations or financial position during the next twelve months.

As permitted by FIN 48, we also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At April 1, 2007, we do not have accrued interest and penalties related to any unrecognized tax benefits. As we were taxed as a subchapter S prior to the merger, we do not believe we have taken any uncertain tax positions for our successor period January 31, 2007 through April 1, 2007. The years subject to potential audit varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include New York, California, Florida, Texas and Ohio.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

6. Goodwill and Other Intangible Assets (in millions):

The final allocation of the total purchase price to our net assets is expected to be completed by the end of our fiscal year and will be based on a formal valuation of the fair value of our net assets and the resolution of any pre-closing or post-closing purchase price adjustments pursuant to the Merger Agreement. Consequently, the final calculation of the purchase price and the final allocation could vary from the purchase price and allocation presented herein, and the variations could be material.

Goodwill

We have identified two reporting units for purposes of evaluating goodwill for impairment. The carrying value of goodwill was allocated to each of our reporting units based on the fair value of goodwill attributed to the Company owned reporting unit of $8.5 million and Franchise reporting unit of $0.7 million at December 31, 2006. The 2007 allocation to the two reporting units has not yet been prepared.

Other Intangible Assets not subject to amortization

	April 1, 2007	December 31, 2006
	(Successor)	(Predecessor)
Trademarks	$234.5	$195.9
Franchise relationships	24.3	—

Franchise Agreements

Intangible assets identified and allocated in the transaction subject to amortization pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” are summarized below:

Franchise Agreements
Gross carrying amount, January 31, 2007	$8.0
Accumulated amortization	(.2)

Net book value, April 1, 2007	$7.8

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

7. Business Segment Information:

We operate two business segments. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR restaurants and other concept restaurants. Our franchise restaurant segment offers franchise opportunities worldwide for qualified operators to conduct business under the Sbarro name. Revenue from franchise operations is generated from initial franchise fees, ongoing royalties and other franchising revenue.

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

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company owned and franchise restaurant segments for the period January 31 through April 1, 2007 (Successor) and the January 1 through January 30, 2007 (Predecessor) and sixteen weeks ended April 23, 2006 (Predecessor):

	Company- Owned Restaurants(1)	Franchise Restaurants	Totals
	(in thousands)
January 31—April 1, 2007 (Successor)
Total revenue	$53,517	$2,477	$55,994

Operating income before unallocated costs	5,851	1,506	7,357
Unallocated costs and expenses (2)			3,454

Operating income			$3,903

January 1—January 30, 2007 (Predecessor)
Total revenue	$24,414	$993	$25,407

Operating income before unallocated costs	3,160	594	3,754
Unallocated costs and expenses (2)			33,840

Operating loss			$(30,086)

1st Quarter 2006 (Predecessor)
Total revenue	$95,776	$4,438	$100,214

Operating income before unallocated costs	12,073	3,156	15,229
Unallocated costs and expenses (2)			8,295

Operating income			$6,934

(1)	Total revenue includes restaurant sales and real estate and other revenues.
(2)	Represents those general and administrative expenses that are not allocated to a segment.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

8. Guarantor and non-guarantor financial statements:

Certain subsidiaries have guaranteed amounts outstanding under our Credit Facilities. Each of the guaranteeing subsidiaries is our direct or indirect wholly owned subsidiary and each has fully and unconditionally guaranteed the senior notes and the credit agreement on a joint and several basis.

The following condensed consolidating financial information presents:

(1)

Condensed unaudited consolidating balance sheets as of April 1, 2007 (Successor) and unaudited statements of operations and cash flows for the period January 31 through April 1, 2007 (Successor) (a) Sbarro, Inc., the parent, (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate Sbarro, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the parent on the cost method.

SBARRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited Consolidating Balance Sheet—Successor

As of April 1, 2007

(In thousands)

ASSETS

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$19,626	$2,371	$330	$—	$22,327
Receivables
Franchise	2,967	—	—	—	2,967
Other	2,866	827	20	—	3,713

	5,833	827	20	—	6,680
Inventories	1,230	1,545	5	—	2,780
Prepaid expenses	1,967	152	1	—	2,120
Deferred tax asset	3,131	—	—	—	3,131

Total current assets	31,787	4,895	356	—	37,038

Intercompany receivables	2,070	175,833	(1,277)	(176,626)	—

Investment in subsidiaries	66,237	—	—	(66,237)	—

Property and equipment, net	27,509	32,093	6	—	59,608
Goodwill	201,087	—	—	—	201,087
Trademarks	234,500	—	—	—	234,500
Franchise relationships	24,300	—	—	—	24,300
Sellers funds held in escrow	15,000	—	—	—	15,000
Franchise agreements, net	7,760	—	—	—	7,760

Deferred financing costs, net	10,768	—	—	—	10,768

Deferred tax asset	14,109	—	—	—	14,109
Other assets	1,012	2,097	—	(2,065)	1,044

	$636,139	$214,918	$(915)	$(244,928)	$605,214

SBARRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited Consolidating Balance Sheet—Successor

As of April 1, 2007

(In thousands)

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$3,926	$3,912	$18	$—	$7,856
Accrued expenses	18,703	2,785	(41)	—	21,447
Accrued interest payable	3,930	—	—	—	3,930
Current portion of debt	1,823	—	—	—	1,823

Total current liabilities	28,382	6,697	(23)	—	35,056

Intercompany payables	176,626	—	—	(176,626)	—

Deferred rent	—	288	—	—	288
Net lease agreements above market	1,325	—	—	—	1,325
Deferred tax liability	104,997	—	—	—	104,997
Long-term debt	331,177	—	—	—	331,177
Shareholders’ equity (deficit):
Common stock, $.01, 100 shares authorized, issued, and outstanding	—	—	—	—	—
Additional paid in capital	66,883	134,419	—	(68,302)	133,000
Retained earnings (deficit)	(73,251)	73,514	(892)	—	(629)

	(6,368)	207,933	(892)	(68,302)	132,371

	$636,139	$214,918	$(915)	$(244,928)	$605,214

SBARRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited Consolidating Statement of Operations - Successor

For the period January 31 - April 1, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$23,410	$29,487	$195	$—	$53,092
Franchise related income	2,477	—	—	—	2,477
Other income	385	23	17	—	425
Intercompany charges	1,770	—	(10)	(1,760)	—

Total revenues	28,042	29,510	202	(1,760)	55,994

Costs and expenses:
Cost of food and paper products	5,061	5,584	52	—	10,697
Payroll and other employee benefits	6,227	8,693	53	—	14,973
Other operating costs	8,571	10,356	72	—	18,999
Depreciation and amortization	1,407	1,508	1	—	2,916
General and administrative	4,310	12	101	—	4,423
Special event bonus	—	—	—	—	—
Asset impairment, restaurant closings	—	83	—	—	83
Intercompany charges	—	1,760	—	(1,760)	—

Total costs and expenses	25,576	27,996	279	(1,760)	52,091

Operating income (loss)	2,466	1,514	(77)	—	3,903

Other (expense) income:
Interest expense	(5,304)	—	—	—	(5,304)
Interest income	322	10	—	—	332

Net other (expense) income	(4,982)	10	—	—	(4,972)

Income (loss) before income taxes	(2,516)	1,524	(77)	—	(1,069)
Income taxes	(440)	—	—	—	(440)

Net income (loss)	$(2,076)	$1,524	$(77)	$—	$(629)

SBARRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited Consolidating Statement of Cash Flows—Successor

For the period January 31—April 1, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(2,076)	$1,524	$(77)	$—	$(629)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,407	1,508	1	—	2,916
Amortization of deferred financing costs	143	—	—	—	143
Amortization of senior note	98	—	—	—	98
Amortization of leasehold agreements above market	(100)	—	—	—	(100)
(Decrease)/increase in deferred rent, net	—	320	—	—	320
Asset impairment, restaurant closings/remodels	83	—	—	—	83
Change in deferred tax benefit	(578)	—	—	—	(578)

Changes in operating assets and liabilities, net of effects of merger:
(Increase) decrease in receivables	1,012	377	—	—	1,389
(Increase) decrease in inventories	70	55	9	—	134
(Increase) decrease in prepaid expenses	936	262	1	—	1,199
(Increase) decrease in other assets	(137)	(1)	—	—	(138)
Increase (decrease) in accounts payable and accrued expenses	6,462	(875)	13	—	5,600
Increase in accrued interest payable	3,930	—	—	—	3,930

Net cash (used in) provided by operating activities	11,250	3,170	(53)	—	14,367

Investing Activities:
Purchases of property and equipment	(2,096)	(930)	(14)	—	(3,040)
Net cash paid for merger, net of cash acquired	(173,000)	—	—	—	(173,000)
Sellers’ funds held in escrow	(15,000)	—	—	—	(15,000)

Net cash used in investing activities	(190,096)	(930)	(14)	—	(191,040)

SBARRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited Consolidating Statement of Cash Flows—Successor

For the period January 31—April 1, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Financing Activities:
Proceeds from shareholders’ for issuance of common stock	133,000	—	—	—	133,000
Intercompany balances	(528)	131	397	—	—
Proceeds from Secured Term Loan	183,000	—	—	—	183,000
Proceeds from Senior Notes	150,000	—	—	—	150,000
Paydown of Predecessor’s Notes	(267,000)	—	—	—	(267,000)

Net cash (used in) provided by financing activities	198,472	131	397	—	199,000

Increase (decrease) in cash and cash equivalents	19,626	2,371	330	—	22,327

Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$19,626	$2,371	$330	$—	$22,327

Supplemental disclosure of cash flow information:
Cash paid during period for income taxes	$189	$—	$—	$—	$189

Cash paid during period for interest	$1,113	$—	$—	$—	$1,113

Supplemental non cash investing activities:

On January 30, 2007 the Company transferred its interests of $5.6 million of certain non-core assets to a newly formed company owned by certain of our former shareholders as a dividend.

On January 31, 2007 the Company obtained financing of $333 million as part of its consideration in acquiring its net assets associated with the Merger.

Item 1A.	ProForma Financial Information (unaudited)

The unaudited pro forma condensed consolidated financial data of Sbarro is presented to show how Sbarro might have looked if the Merger together with the Financing Transactions that we described below had occurred as of January 2, 2006 for the periods indicated below. We derived the following unaudited pro forma condensed consolidated statements of operations on an adjusted basis to give pro forma effect for the quarter ended April 1, 2007 and April 23, 2006 by applying pro forma adjustments to our historical consolidated statement of operations.

The pro forma adjustments for “Withdrawn Assets” refers to the following assets and related costs that were transferred by the Company to our former shareholders in connection with the Merger:

•

the interests in 401 Broadhollow Realty Corp. and 401 Broadhollow Fitness Center Corp., which own the corporate headquarters of the Company, the fitness center and the assets of the Sbarro Café located at the corporate headquarters;

•	a parcel of undeveloped real property located in East Northport, New York;

•	the interests in Boulder Creek Ventures LLC and Boulder Creek Holdings, LLC, which own a 40% interest in a joint venture that operates 15 steakhouses under “Boulder Creek” and other names; and

•	the interest in Two Mex-SS, LLC, which owns a 50% interest in a joint venture that operates two tex-mex restaurants under the “Baja Grill” name; and

•	the elimination of certain costs and expenses related to the offices of Mario Sbarro, Joseph Sbarro and Anthony Sbarro including salaries, bonus, benefits, payroll taxes and travel and entertainment.

The term “Financing Transactions” means, collectively, our:

•	entry into the Senior Credit Facilities;

•	issuance of $150.0 million in aggregate principal amount of senior notes due 2015;

•	repurchase of all of our outstanding 11% Notes; and

•	payment of all related fees and expenses.

The Financing Transactions together with the Merger and payment of the special event bonuses that are described in note 2 above are referred to herein as the “Transactions.” The unaudited pro forma condensed consolidated financial data should not be considered indicative of actual results that would have been achieved had the Transactions been consummated on the date or for the periods indicated and do not purport to indicate consolidated balance sheet data or statement of operations data or other financial data as of any future date or for any future period. The unaudited pro forma condensed consolidated financial data should be read in conjunction with the information contained in “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes appearing elsewhere in this report.

SBARRO INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THIRTEEN WEEKS END APRIL 1, 2007 (In thousands)

	For the Thirteen Weeks (1) Ended April 1, 2007	Withdrawn Asset Adjustments (1)		Excluding Withdrawn Assets	Transaction Adjustments (2)		Proforma(2)
Revenues:
Restaurant sales	$76,686	—		$76,686	—		$76,686
Franchise related income	3,470	—		3,470	—		3,470
Real estate and other	1,245	323	a	922	—		922

Total revenues	81,401	323		81,078	—		81,078

Costs and expenses:
Cost of food and paper products	15,005	—		15,005	—		15,005
Payroll and other employee benefits	21,735	—		21,735	—		21,735
Other operating costs	27,838	—		27,838	190	f	28,028
Depreciation and amortization	4,188	50	a	4,138	75	a	4,213
General and administrative	7,266	288	a,b	6,978	84	b	7,062
Special event bonuses	31,395	—		31,395	(31,395)	c	—
Asset impairment, restaurant closings/remodels	157	—		157	—		157

Total costs and expenses	107,584	338		107,246	(31,046)		76,200

Operating income (loss)	(26,183)	(15)		(26,168)	31,046		4,878

Other (expense) income:
Interest expense	(7,874)	(107)	a	(7,767)	(131)	d,e	(7,898)
Interest income	440	—		440	—		440
Equity in net income of unconsolidated affiliates	12	12	c,d	—	—		—

(Loss) before income taxes	(33,605)	(110)		(33,495)	30,915		(2,580)

Income taxes benefit	(396)	—		(396)	(610)	g	(1,006)

Net income (loss)	$(33,209)	(110)		(33,099)	31,525		(1,574)

(1)

Represents aggregate successor and predecessor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results.

(2)	See Unaudited Combined Consolidated Statements of Operations.

See notes to unaudited condensed consolidated proforma statements of income.

SBARRO INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR SIXTEEN WEEKS END APRIL 23, 2006 (In thousands)

	For the Sixteen Weeks Ended April 23, 2006	Withdrawn Asset Adjustments (1)		Excluding Withdrawn Assets	Transaction Adjustments (2)		Proforma (1)
Revenues:
Restaurant sales	$93,781	$76	e	$93,705	—		$93,705
Franchise related income	4,438	—		4,438	—		4,438
Real estate and other	1,995	875	a	1,120	—		1,120

Total revenues	100,214	951		99,263	—		99,263

Costs and expenses:
Cost of food and paper products	18,179	20	e	18,159	—		18,159
Payroll and other employee benefits	26,034	71	e	25,963	—		25,963
Other operating costs	34,300	22	e	34,278	190	f	34,468
Depreciation and amortization	5,038	186	a,e	4,852	226	a	5,078
General and administrative	9,576	1,097	a,b	8,479	19	b,c	8,498
Asset impairment, restaurant closings/remodels	153	—		153	—		153

Total costs and expenses	93,280	1,396		91,884	435		92,319

Operating income (loss)	6,934	(445)		7,379	(435)		6,944

Other (expense) income:
Interest expense	(9,681)	(435	)a	(9,246)	(407	) d,e	(9,653)
Interest income	636	—		636	—		636
Equity in net income of unconsolidated affiliates	50	50	c,d	—	—		—

Net other expense	(8,995)	(385)		(8,610)	(407)		(9,017)

Loss before income taxes	(2,061)	(830)		(1,231)	(842)		(2,073)

Income taxes expense (benefit)	414	—		414	(1,223	) g	(809)

Net income (loss)	$(2,475)	(830)		(1,645)	381		(1,264)

(1)	See Unaudited Combined Consolidated Statements of Operations.

See notes to unaudited condensed consolidated proforma statements of income.

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations

(1)	Reflects the following Withdrawn Assets adjustments:

(a)	To reflect the withdrawal of the operating results of 401 Broadhollow Realty Corp. and 401 Broadhollow Fitness Center Corp., including the interest expense related to the mortgage.

(b)	To reflect the elimination of cost and expenses relating to the offices of Mario Sbarro, Joseph Sbarro and Anthony Sbarro including salaries, bonus, benefits, payroll taxes, travel and entertainment.

(c)

To reflect the withdrawal of the equity in net income of investment interests in Boulder Creek Ventures LLC and Boulder Creek Holdings LLC which own a 40% interest in a joint venture that operates 15 steakhouses under “Boulder Creek” and other names with a book value of $5.0 million.

(d)

To reflect the equity in net income of withdrawal of the investment interest in Two-Mex SS Inc., which owns a 50% interest in a joint venture that operates two tex-mex restaurants with a negative book value of $(0.3) million.

(e)	To reflect the withdrawal of the operating results of the Sbarro Cafe.

(2)	Reflects the following Transactions adjustments:

(a)	To record amortization of intangible assets and depreciation relating to the change in value of property, plant and equipment.

(b)	To record the annual management fee to MidOcean.

(c)	To eliminate the special event bonuses paid in connection with the Merger, offset by the reversal a long term incentive award.

(d)	To eliminate the interest expense and unamortized deferred financing fees and discount resulting from the repayment of the 11% Notes.

(e)

To record the interest expense and the amortization of deferred financing costs resulting from the issuance of the notes offered and the borrowings under the Senior Credit Facilities. In determining pro forma interest expense, we used an interest rate of 10.375% for the notes and we have assumed LIBOR is 5.32%, the LIBOR rate as of January 24, 2007, which approximates the 2006 average LIBOR rate, to calculate pro forma interest expense for our Senior Credit Facilities (LIBOR interest rates plus 2.50%).

(f)	To adjust deferred rent in connection with the Merger and the adjustment for the lease agreements above market.

(g)	To record the tax effect of transaction adjustment and the change in the effective tax rate from a Subchapter S filing status to a C Corporation filing status for the full period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

We make statements in the Quarterly Report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar words often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements. None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors. These risks, uncertainties and other factors include, but are not limited to:

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

•

our ability to comply with covenants contained in the indenture under which the senior notes are issued and the effects which the restrictions imposed by those covenants may have on our ability to operate our business; and

•	our ability to repurchase our senior notes to the extent required in the event we make certain asset sales or experience a change of control.

You are cautioned not to place undue reliance on forward looking statements, which speak only as of the date of this report. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other data and information appearing elsewhere in this report.

Executive Overview

The first quarter of 2007 is the combined Predecessor and Successor thirteen week period of January 1, 2007 through April 1, 2007 compared to the first quarter of 2006 sixteen week period of January 2, 2006 through April 23, 2006.

We believe we are the world’s leading Italian Quick Service Restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 973 units in 37 countries, with 484 company-owned units and 489 franchised units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

We operate our business through two segments. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR’s and other concepts restaurants. Our franchise restaurant segment is comprised of our franchise restaurant operations which offer opportunities worldwide for qualified operators to conduct business under the Sbarro name. Revenue from franchise operations is generated from initial franchise fees, ongoing royalties and other franchising revenue. We do not allocate indirect corporate charges to the franchise operating segment. Such costs are managed on an entity wide basis, and the information to reasonably allocate such cost is not readily available. We do not allocate assets by segment because our chief operating decision makers do not review the assets by segment to assess performance, as the assets are managed on an entity-wide basis.

Commencing in 2003, we initiated a program to reorganize management, revitalize units and operations and re-launch historic growth, addressing numerous external and internal pressures, which had resulted in deteriorating performance from 2001 to 2003. We saw increased sales in all areas of our business as we moved through 2004 to 2007. Mall traffic has increased as retailers, particularly high end mall-based retailers, are serving more customers. In addition, during 2004, we re-energized our quick-service restaurant operations while continuing to provide a quality product coupled with quality service. The increase in mall traffic, combined with menu innovation and selective price increases, improvements in operational controls and upgraded store management at all levels produced increased sales and earnings. We believe that the combination of our re-energized QSR restaurants and continued growth in our franchise based business, should lead to continued improvements in both revenue and profit.

Restaurant Expansion

The following table summarizes the number of company-owned and franchised restaurants in operation during each indicated period:

	Period 1/31/07 - 04/01/07	Period 1/1/07 - 01/30/07	16 Weeks Ended 04/23/06
	(Successor)	(Predecessor)	(Predecessor)
Company-owned Sbarro restaurants:
Open at beginning of period	484	485	502
Opened during period	1	1	—
Acquired from franchisees during period	1	—	1
Closed during period	(2)	(2)	(13)

Open at end of period	484	484	490

Franchised Sbarro restaurants: (1)
Open at beginning of period	480	478	437
Opened during period	12	3	19
Sold to Sbarro during period	(1)	—	(1)
Closed or terminated during period	(2)	(1)	(10)

Open at end of period	489	480	445

All restaurants:
Open at beginning of period	964	963	939
Opened during period	13	4	19
Closed or terminated during period	(4)	(3)	(23)

Open at end of period	973	964	935

(1)	Franchised Sbarro restaurants restated to exclude kiosks and vending machines.

Seasonality

Revenues are highest in our fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Our annual revenues and earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year’s Day and the number of weeks in our fourth quarter.

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

Relevant Financial Information

	Thirteen Weeks Ended April 1, 2007(1)	Sixteen Weeks Ended April 23, 2006
	(combined)	(Predecessor)
Comparable QSR-owned sales (2)	$72.8	$89.6
Comparable QSR-owned sales-percentage change vs. prior comparable period (2)	2.7%	6.0%
Franchise location sales	$76.5	$82.0
Franchise revenues	$3.5	$4.4
Cost of food and paper products as a percentage of restaurant sales	19.6%	19.4%
Payroll and other benefits as a percentage of restaurant sales	28.3%	27.8%
Other operating expenses as a percentage of restaurant sales	36.3%	36.6%
General and administrative costs as a percentage of revenues	8.9%	9.6%
Provision for asset impairment and restaurant closings/remodels	$0.2	$0.1
EBITDA (1), (3)	$(22.0)	$12.0

(1)

Our 2007 first quarter presented represents 13 weeks combined Predecessor and Successor. Our 2006 first quarter presented contained 16 weeks. The three weeks of operations in 2006 produced approximately $19 million in revenue and $3 million in EBITDA.

(2)	Comparable QSR-owned sales dollar and annual percentage changes are based on locations that were open during the entire period within the periods presented.

(3)

EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles (“GAAP”) or as a measure of a company’s profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts of, and investors in, our 10.375% Notes in that EBITDA is one of the factors in the calculation of our compliance with the ratios in the Credit Facilities. We also internally use EBITDA to determine whether to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

The following table reconciles EBITDA to our net loss for each of the periods presented, which we believe is the most direct comparable GAAP financial measure to EBITDA (in thousands):

	Successor January 31- April 1, 2007	Predecessor January 1- January 30, 2007	Combined January 1- April 1, 2007*	Sixteen Weeks Ended April 23, 2006
EBITDA	$6,819	$(28,802)	$(21,983)	$12,022
Interest expense	(5,304)	(2,570)	(7,874)	(9,681)
Interest income	332	108	440	636
Income tax (expense) benefit	440	(44)	396	(414)
Depreciation and Amortization	(2,916)	(1,272)	(4,188)	(5,038)

Net loss	$(629)	$(32,580)	$(33,209)	$(2,475)

*

The combined results of the successor and predecessor for the periods in 2007 does not comply with generally accepted accounting principles; however, we believe that this provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

We operate two business segments. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR restaurants and other concept restaurants. Our franchise restaurant segment offers franchise opportunities worldwide for qualified operators to conduct business under the Sbarro name. Revenue from franchise operations is generated from initial franchise fees, ongoing royalties and other franchising revenue.

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

The following table sets forth the information concerning the revenue and operating income, before unallocated costs, of each of our company owned and franchise restaurant segments for the period January 31 through April 1, 2007 (Successor) and the period January 1, 2007 through January 31, 2007 (Predecessor) and the sixteen weeks ended April 23, 2006 (Predecessor) (in thousands):

	Company- Owned Restaurants (1)	Franchise Restaurants	Totals
January 31- April 1,2007 (Successor)
Total revenue	$53,517	$2,477	$55,994

Operating income before unallocated costs	5,851	1,506	7,357
Unallocated costs and expenses (2)			3,454

Operating income			$3,903

January 1- January 30, 2007 (Predecessor)
Total revenue	$24,414	$993	$25,407

Operating income before unallocated costs	3,160	594	3,754
Unallocated costs and expenses (2)			33,840

Operating loss			$(30,086)

2006 (Predecessor)
Total revenue	$95,776	$4,438	$100,214

Operating income before unallocated costs	12,073	3,156	15,229
Unallocated costs and expenses (2)			8,295

Operating income			$6,934

(1)	Total revenue includes restaurant sales and real estate and other revenues.
(2)	Represents certain general and administrative expenses that are not allocated to a segment.

SBARRO, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	GAAP		“Combined”	GAAP	Pro Forma
	For the period January 31 through April 1, 2007	For the period January 1 through January 30, 2007	For the thirteen weeks ended April 1, 2007 *	For the sixteen weeks ended April 23, 2006	For the thirteen weeks ended April 1, 2007	For the sixteen weeks ended April 23, 2006
	SUCCESSOR	PREDECESSOR		PREDECESSOR
	(In thousands)
Revenues:
Restaurant sales	$53,092	$23,594	$76,686	$93,781	$76,686	$93,705
Franchise related income	2,477	993	3,470	4,438	3,470	4,438
Real estate and other	425	820	1,245	1,995	922	1,120

Total revenues	55,994	25,407	81,401	100,214	81,078	99,263

Costs and expenses:
Cost of food and paper products	10,697	4,308	15,005	18,179	15,005	18,159
Payroll and other employee benefits	14,973	6,762	21,735	26,034	21,735	25,963
Other operating costs	18,999	8,839	27,838	34,300	28,028	34,468
Depreciation and amortization	2,916	1,272	4,188	5,038	4,213	5,078
General and administrative	4,423	2,843	7,266	9,576	7,062	8,498
Special event bonuses	—	31,395	31,395	—	—	—
Asset impairment and restaurant closings/remodels	83	74	157	153	157	153

Total costs and expenses	52,091	55,493	107,584	93,280	76,200	92,319

Operating income (loss)	3,903	(30,086)	(26,183)	6,934	4,878	6,944

Other (expense) income:
Interest expense	(5,304)	(2,570)	(7,874)	(9,681)	(7,898)	(9,653)
Interest income	332	108	440	636	440	636
Equity in net income (loss) of unconsolidated affiliates	—	12	12	50

Net other expense	(4,972)	(2,450)	(7,422)	(8,995)	(7,458)	(9,017)

Loss before income taxes	(1,069)	(32,536)	(33,605)	(2,061)	(2,580)	(2,073)

Income taxes (benefit) expense	(440)	44	(396)	414	(1,006)	(809)

Net loss	$(629)	$(32,580)	$(33,209)	$(2,475)	$(1,574)	$(1,264)

*

The combined results of the successor and predecessor for the periods in 2007 does not comply with generally accepted accounting principles; however, we believe that this provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

Sales by QSR and consolidated other concept restaurants was $76.7 million for the combined thirteen weeks ended April 1, 2007 compared to $93.8 million for the sixteen weeks ended April 23, 2006. The three additional weeks in 2006 produced sales of $18.0 million. The remaining $.9 million increase in sales for the comparable thirteen weeks resulted from comparable sales increase of 2.7% offset by fewer restaurants in 2007 versus 2006. We believe that the improvement in comparable unit sales was due to improved economic conditions in the United States, improvement in our operational controls, upgraded field and store management combined with higher check averages and selective price increases.

Franchise related revenues were $3.5 million for the combined first quarter of 2007 as compared to $4.4 million in the first quarter of 2006. The three additional weeks in 2006 produced revenues of approximately $.8 million. The remaining decrease related to a settlement with a franchisee which increased revenues by approximately $.5 million in the first quarter of 2006 partially offset by increased franchise fees for new franchise restaurants in 2007. Comparable sales for the thirteen week period increased 3.4% for domestic locations and 7.0% for international locations.

Real estate and other revenue was $1.2 million for the combined first quarter of 2007 compared to $2.0 million in first quarter 2006. Predecessor 2007 real estate revenue was $.3 million and first quarter 2006 real estate revenue was $.9 million. We transferred our interests in the real estate secured by the mortgage and our obligations under the related mortgage to a company owned by certain of our former shareholders in connection with the Merger. Other revenues for the additional three weeks in 2006 were approximately $.2 million. Comparable other revenues were flat after considering these prior items.

Cost of food and paper products as a percentage of restaurant sales remained relatively flat at 19.6% for the combined thirteen weeks ended April 1, 2007 versus 19.4% for the sixteen weeks ended April 23, 2006. The cost of cheese in the combined first quarter of 2007 averaged approximately $1.55 per pound compared to an average of approximately $1.49 per pound in the first quarter of 2006. This $.06 per pound increase in cheese cost accounted for $.1 million or 2 basis points of the increased cost. These higher costs were offset in part by improved operational controls and sales growth.

Payroll and other employee benefits, as a percentage of restaurant sales, increased to 28.3% in the combined first quarter of 2007 from 27.8% in the first quarter of 2006. The increase was primarily related to increased benefit costs.

Other operating costs as a percentage of restaurant sales remained relatively flat at 36.3% in the combined first quarter 2007 as compared to 36.6% in the first quarter of 2006.

General and administrative expenses were $7.3 million in the combined first quarter 2007 as compared to $9.6 million in the first quarter of 2006. The additional three weeks of 2006 account for approximately $.9 million of expense. Expenses of $.9 million in 2007 and $.2 million in 2006 related to our former shareholders and were terminated in connection with the Merger. An additional $.7 million was included in 2006 relating to a long term special incentive. Comparable general and administrative expenses were flat after considering these prior items.

Special event bonuses of $31.4 million relates to the Merger.

Interest expense of $7.9 million for the combined first quarter of 2007 and $9.7 million for the first quarter of 2006 relates primarily to the Senior Notes and the Term Loan in 2007 and in 2006 related to the 11%, $255 million senior notes we issued to finance our going private transaction and the 8.4% $16 million mortgage loan on our corporate headquarters. In connection with the Merger, the 11% Notes were redeemed and new Senior Notes and the Term Loan were issued and the mortgage loan and interests in the building were transferred to a company owned by certain of our former shareholders. Included in interest expense in the successor financial statements was amortization of deferred financing costs for the new debt of $.2 million.

Equity in the net income of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. In connection with the Merger, our interests in these unconsolidated affiliates were transferred to a company owned by certain of our former shareholders.

In the 2007 Successor period we are taxed as a C Corp. The income tax benefit was $.4 million for the period January 31 through April 1, 2007 (Successor). Our effective tax rate was 41% for the period. In 2006 and the Predecessor period in 2007 we were taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income were paid by our shareholders rather than us. Our net tax expense was $.4 million first quarter of 2006.

Liquidity and Capital Resources

Principal Cash Requirements and Sources

Our liquidity requirements relate to debt service, capital expenditures, working capital, investments in other ventures, and acquisitions. We estimate that our annual cash interest expense under the Senior Notes and Senior Credit Facilities that we put into place in connection with the Merger will be approximately $30 million. We also may incur additional interest expense for borrowings under our line of credit. The Senior Credit Facilities require us to prepay outstanding borrowings, subject to certain exceptions, with (a) 50% of our annual excess cash flow (subject to stepdowns based upon our total leverage ratio); (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) if we do not commit to reinvest such proceeds in accordance with the terms of the Senior Credit Facilities within 365 days of the event giving rise thereto (or, to the extent we have entered into a commitment to reinvest such proceeds within such time period to the extent such amounts are actually reinvested, within six months of the expiration of such 365 days); and (c) 100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Senior Credit Facilities. We are not required to make principal payments, absent the occurrence of certain events, on our Senior Notes until they mature in 2015. We believe that aggregate capital expenditures for all of 2007 will approximate $15 million.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Senior Credit Facilities will be adequate to meet our liquidity needs.

Contractual Obligations

The following table presents our contractual obligations as of April 1, 2007:

Dollars in million	2008	2009	2010	2011	2012	Thereafter	Total (5)
10.375% Senior Notes (1)	$—	$—	$—	$—	$—	$150.0	$150.0
Senior Credit Facility (2)	1.8	1.8	1.8	1.8	1.8	172.6	181.6
Estimated Interest expense on Long Term Debt	30.3	30.1	30.0	29.9	29.7	64.2	214.2
Letters of credit (3)	1.9	—	—	—	—	—	1.9
Operating leases (4)	52.4	46.0	39.8	34.2	29.8	80.0	282.2

	$86.4	$77.9	$71.6	$65.9	$61.3	$466.8	$829.9

(1)	There are no principal repayment obligations under the Senior Notes until 2015.
(2)	Principal amortization payments of .25% of initial principal are due quarterly beginning second quarter 2007.
(3)

Represents our maximum reimbursement obligations to the issuer of the letters of credit in the event the letters of credit are drawn upon. The letters of credit generally are issued instead of cash security deposits under operating leases or to guarantee construction costs for Sbarro or other concept locations. All the standby letters of credit supporting leases are renewable annually through the expiration of the related lease terms. If not renewed, the beneficiary may draw upon the letters of credit as long as the underlying obligation remains outstanding.

(4)	Does not reflect impact of renewals of operating leases that are scheduled to expire during the periods indicated. Includes franchise lease guarantees and the lease on our corporate headquarters.

(5)

Does not include an amount we agreed to pay the former shareholders for any incremental tax benefit of deduction generated by the repurchase of our 11% Notes or payment of the special event bonuses. The payment is due within 15 days of the filing of the US tax return that claims these additional deductions.

Historically, we had not purchased or entered into interest rate swaps of future, forward, option or other instruments designed to hedge against changes in interest rates, the price of commodities we purchase or the value of foreign currencies. Subsequent to the Merger we entered into an Interest Rate Cap Letter Agreement with a bank for our Senior Credit Facility. This agreement caps our Libor rate at 6.00% through February 2009 and 6.50% through February 2010.

Senior Credit Facilities

We entered into new senior secured credit facilities simultaneously with the closing of the Merger. The Senior Credit Facilities are senior secured credit facilities providing for loans of $208.0 million under a $183.0 million senior secured term loan facility and a $25.0 million senior secured revolving facility. The revolving facility also provides for the issuance of letters of credit not to exceed $10.0 million at any one time outstanding and swing line loans not to exceed $5.0 million at any one time outstanding. In addition, the Senior Credit Facilities provide for an uncommitted incremental facility of up to $50.0 million. In connection with the Merger, we borrowed the entire $183.0 million available under the term loan facility. The term loan facility will mature in 2014 and the revolving credit facility is scheduled to terminate and come due in 2013.

In general, borrowings under the Senior Credit Facilities bear interest based, at our option, at either the Eurodollar rate or an alternate base rate (“ABR”), in each case plus a margin. The applicable margin will be based on our total leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) at the time of determination. Our rate of interest for borrowings under the Senior Credit Facilities is LIBOR plus 2.50% or ABR plus 1.50%. In addition to paying interest on outstanding principal under the Senior Credit Facilities, we are required to pay an unused line fee to the lenders in respect of the unutilized revolving commitments there under at a rate that shall not exceed 50 basis points per annum.

Our obligations under the Senior Credit Facilities will be unconditionally and irrevocably guaranteed by our domestic subsidiaries. In addition, the Senior Credit Facilities will be secured by first priority perfected security interests in substantially all of our and our domestic subsidiaries’ capital stock, and up to 65% of the outstanding capital stock of our foreign subsidiaries.

The credit agreement governing the Senior Credit Facilities contains certain events of default and restrictive covenants which are customary with respect to facilities of this type, including limitations on the incurrence of additional indebtedness, dividends, investments, repayment of certain indebtedness, sales of assets, liens, mergers and transactions with affiliates. In addition, the credit agreement requires compliance with certain financial and operating covenants, including a minimum cash interest coverage ratio and a maximum net leverage ratio.

10.375% Senior Notes due 2015

In connection with the Merger, we issued $150.0 million of Senior Notes due 2015. The notes bear interest which is payable on February 1 and August 1 of each year.

The Senior Notes are senior unsecured obligations of ours and are guaranteed by all of our current and future domestic subsidiaries and rank equally in right of payment with all existing and future senior indebtedness of ours. The Senior Notes are effectively subordinated to all secured indebtedness of ours, to the extent of the collateral securing such indebtedness, including the Senior Credit Facilities. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have prior claim to those of our assets that constitute their collateral. The Senior Notes are structurally subordinated to all existing and future indebtedness, claims of holders of preferred stock and other liabilities of our subsidiaries that do not guarantee the Senior Notes. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims in full from the assets of those subsidiaries before any assets are made available for distribution to us. The Senior Notes are senior in right of payment to any future subordinated obligations of ours.

The indenture governing the notes contains certain events of default and restrictive covenants which are customary with respect to non-investment grade debt securities, including limitations on the incurrence of additional indebtedness, dividends, repurchases of capital stock, sales of assets, liens, mergers and transactions with affiliates. As discussed above, in connection with the Merger, we repurchased all of our 11% Notes. We also terminated our prior senior credit facility.

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital as at the end of the first quarters of 2007 and 2006 and the sources and uses of our cash flows during the first quarters of each of those years:

	Period Jan. 31 - April 1, 2007	Period Jan. 1 - Jan. 30, 2007	Sixteen Weeks Ended April 23, 2006
	(Successor)	(Predecessor)	(Predecessor)
	(in millions)
Liquidity at the end of period
Cash and cash equivalents	$22.3	$11.0	$57.9
Working capital	2.0	(49.2)	41.2

Net cash flows for the period
Provided by (used in) operating activities	14.3	(5.3)	(12.8)
Used in investing activities	(191.0)	(1.7)	(2.3)
Provided by (used in) financing activities	199.0	(70.6)	(.1)

Net increase (decrease) in cash	$22.3	$(77.6)	$(15.2)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations.

Net cash provided by operating activities was $14.3 million for the Successor period January 31 through April 1, 2007 as compared to $5.3 million used in the Predecessor period January 1 through January 30, 2007 and $12.8 million used during the sixteen weeks ended April 23, 2006. The change in net cash provided by operating activities is primarily related to the change in accounts payable and accrued expenses resulting from the timing of payments. We historically have our peak annual cash position and highest level of accounts payable and accrued expenses at the end of the holiday season, which coincides with our year end. These payables and accrued expenses are paid during the first quarter of the ensuing year, predominately using our year end cash.

Net cash used in investing activities was $191.0 million for the Successor period January 31 through April 1, 2007. The Net Cash used represents the net cash paid for the merger. Net cash used was $1.7 million for the Predecessor period January 1 through January 30, 2007 and was $2.3 million for the sixteen weeks ended April 23, 2006. Capital expenditures were utilized primarily for restaurant openings and renovation activity.

Net cash provided by financing activities was $199.0 million for the Successor period January 31 through April 1, 2007. The net cash represents proceeds from injected capital, the proceeds from the new debt and paydown of the old debt. Net cash used in financing activities for the Predecessor period of $70.6 million represents dividends to sellers net of repayments of officer loans.

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

SFAS No. 5, “Accounting for Contingencies.” Pursuant to SFAS No. 5, in the past we have made, and we intend in the future to make, decisions regarding the accounting for legal matters based on the status of the matter and our best estimate of the outcome (we expense defense costs as incurred). This requires management to make judgments regarding the probability and estimated amount of possible future contingent liabilities, especially, in our case, legal matters. However, especially if a matter goes to a jury trial, our estimate could be off since our estimates are based, in large part, on our experience in settling matters. In our judgment, we believe that our reserve of approximately $.9 million for outstanding legal actions is adequate.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to test annually and periodically assess whether there has been an impairment of goodwill and indefinite lived intangible assets acquired prior to July 1, 2001. As discussed under “Results of Operations” above, based on the discounted cash flow method and the guideline company valuation methods used in determining the fair value of our goodwill under our two reporting units and the discounted cash flow and company guideline methods in determining the fair value of our trademark and franchise relationships it was concluded that there was no impairment in the carrying value of these assets as of April 1, 2007. However, future estimates could change and cause us to take an impairment charge with respect to those assets. Further, after taking such a charge, should future estimates determine that the fair value has risen, SFAS No. 142 does not allow us to increase the then current value. The final allocation of the total purchase price to our net assets is expected to be completed by the end of our fiscal year and will be based on a formal valuation of the fair value of our net assets and the resolution of any pre-closing or post-closing purchase price adjustments pursuant to the Merger Agreement. Consequently, the final calculation of the purchase price and the final allocation could vary from the purchase price and allocation presented herein, and the variations could be material.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires judgments regarding future operating or disposition plans for marginally performing assets. The application of this policy has affected the amount and timing of charges to operating results that was significant in past years. We evaluate our long-lived assets for impairment by asset group, where appropriate or on an individual restaurant level on an annual basis, or whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable, including our business judgment of when to close underperforming units. Certain assets at restaurants where we have leases with common mall landlord/owner relations, are evaluated as an asset group as cash flows from these assets are not individually independent enabling us to better estimate projected cash flows in a manner more consistent with the way we view our mall relationships. These impairment evaluations require an estimation of cash flows over the remaining life of the related restaurant lease, which is generally up to 10 years. Our estimates are based on cash flows from recent operations of the asset group or restaurants unless specific circumstances about the location warrant, do not include unsupportable sales growth and margin improvement assumptions. Should the carrying amount not be deemed to be recoverable, we write the assets down to their fair value. After the impairment has been identified and the related asset written down, in accordance with SFAS No. 144, the effect cannot be reversed. As a result, the result of evaluation is not subject to future review and change.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs, supersedes previous accounting guidance, principally EITF No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 changes the expense recognition for certain costs we incur while closing restaurants or undertaking other exit or disposal activities. However, the timing difference is not typically of significant length.

FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” elaborates on the disclosures to be made by a guarantor in its financial statements concerning its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued or modified after January 1, 2003), that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. We have guarantees that would require recognition upon issuance or modification under the provisions of FIN No. 45. The nature of our business will likely result in the issuance of certain guarantees in the future and, as such, we will be required to evaluate the fair value of the obligation at the inception of such guarantee. Most of our guarantees are due to us guaranteeing leases on behalf of certain franchisees. We recognized a liability under FIN No. 45 of approximately $.1 million in first quarter 2006. The amount we may be required to recognize in future years may be higher than this amount depending on the number and magnitude of guarantees we issue.

FIN No. 46, “Consolidation of Variable Interest Entities,” was effective immediately upon its issuance during fiscal 2003 for all enterprises with interests in variable interest entities created after January 31, 2003. In December 2003, FASB issued FIN No. 46 (R) which changed the effective dates for the recording of interests in variable interest entities created before February 1, 2003 beginning with the first interim reporting period ending after March 15, 2004. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, or receives a majority of the entity’s expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The FASB has specifically exempted traditional franchise arrangements from the evaluations required under FIN No. 46 (R). We have also reviewed our joint ventures, equity investments and corporate relationships for possible coverage under FIN No. 46 (R). The application of FIN No. 46 (R) did not have a material effect on our disclosures and our financial position or operating results.

SFAS 13, “Accounting for Leases” establishes standards of financial accounting for leases. Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred rent. Any lease incentives received by the Company are deferred over the same period as the lease and amortized over a straight-line basis over the life of the lease as a reduction of rent expense. We calculate deferred rent based on the lease term from when we obtain access or control over the leased property. Rent expense accrued during the construction period was capitalized as part of the cost of leasehold improvements until October 2005. As a result of FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” we now expense rent during the construction phase. The length of time from when we take possession of property for our QSR restaurants and when our restaurant opens is normally 90 days as compared to our normal lease terms of ten years.

SFAS No. 109 “Accounting for Income Taxes” we record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. We assess the likelihood that our deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets do not include future tax benefits that we deem likely not to be realized.

Effective January 31, 2007, the Company has been organized as a C Corporation. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We adopted FIN 48 in the first quarter of 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. The adoption did not have a material effect on the Company’s financial statements and we do not expect the change to have a significant impact on our results of operations or financial position during the next twelve months.

As permitted by FIN 48, we also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At April 1, 2007, we do not have accrued interest and penalties related to any unrecognized tax benefits. As we were taxed as a subchapter S prior to the merger, we do not believe we have taken any uncertain tax positions for our successor period January 31, 2007 through April 1, 2007. The years subject to potential audit varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include New York, California, Florida, Texas and Ohio.

Recent Accounting Pronouncements

SFAS 157:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and based upon our preliminary analysis will not have a material effect on our consolidated financial statements.

EITF Issue No. 06-3:

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06–3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06–3 is effective for interim and annual reporting periods beginning after December 15, 2006. We have been accounting for sales tax as net and upon the adoption of EITF Issue No. 06-03 in the first quarter of Fiscal 2007 we will continue to present as net.

Certain Relationships and Transactions

Professional Services Agreement

In connection with the Merger, Holdings and the Company entered into a professional services agreement with MidOcean US Advisor, LP, an affiliate of MidOcean (“MidOcean Advisor”). The professional services agreement provides that MidOcean Advisor will have the right to receive from the Company an annual management fee of $1.0 million and reimbursement of expenses reasonably incurred by it for providing management and other similar services to the Company each year, as well as a closing fee for services provided to the Company in connection with the Merger in the amount of $2.0 million, which was paid on January 31, 2007. Additionally, MidOcean Advisor will be entitled to receive a financial advisory transaction fee from the entity that receives the advisory services upon consummation by Holdings or any of its subsidiaries of any debt or equity financing or other transaction involving Holdings or any of its subsidiaries, in each case in an amount that is to be determined and that is consistent with market practice for the services being performed, plus reimbursement of all reasonable expenses incurred by MidOcean Advisor or any of its affiliates (other than Holdings or the Company) in connection with any such transaction. The term for the professional services agreement commenced on January 31, 2007 a and shall remain in effect until the 10th anniversary of such date, unless earlier terminated in accordance with its terms.

In addition, Holdings and the Company will indemnify each of MidOcean Advisor and MidOcean and, among others, their respective directors, officers, partners, members, employees and representatives to the fullest extent permitted by law against certain claims, losses, damages, liabilities and expenses that may arise in connection with services provided under the professional services agreement.

LLC Agreement

In connection with the Merger, MidOcean and certain other investors and executive officers entered into a limited liability agreement with respect to Holdings (the “LLC Agreement”). The LLC Agreement contains various rights and restrictions relating to the ownership of Holdings’ equity securities. Subject to certain exceptions, the LLC Agreement will prohibit the transfer of certain units of Holdings by certain members of Holdings described below. The LLC Agreement will further provide that each person that holds any equity in Holdings must become a party to the LLC Agreement.

The LLC Agreement will require that the board of directors of Sbarro be identical to the board of directors of Holdings. As such, it will initially be comprised of six directors and the board of directors shall have the right from time to time to alter the number of directors. One member of the board of directors shall be the Chief Executive Officer of Sbarro and the remainder shall be designated by MidOcean. The LLC Agreement also requires all members holding voting units in Holdings to vote their units in favor of electing the Chief Executive Officer and the individuals designated by MidOcean to Holdings’ board of directors. The LLC Agreement and the Company’s bylaws provide that a quorum for a meeting of the board of directors of Holdings or the Company shall not exist unless (i) a majority of the total number of directors constituting the entire board of directors is present and (ii) a majority of those present are directors who are designees of MidOcean. The LLC Agreement and the Company’s bylaws further require that (i) a majority of the members of each committee of the board of directors be comprised of directors designated by MidOcean (unless no such director is willing to serve on the committee) and (ii) that the Chief Executive Officer shall serve on any executive or similar committee.

The LLC Agreement contains customary transfer restrictions, subject to certain limited exceptions, and provides that, subject to certain exceptions, MidOcean may transfer its units subject to the “tag-along rights” of the other members, which allow for the other members of Holdings to participate in any sale of Holdings’ equity by MidOcean to an unaffiliated third party. Finally, prior to transferring any units (other than in connection with a sale of Holdings or an initial public offering) to any person, the transferring member shall cause the prospective transferee to be bound by the LLC Agreement.

Except for certain issuances that are permitted under the LLC Agreement, if Holdings authorizes the issuance or sale of any of its securities that are junior to or on par with the common units in terms of priority rights on distributions, each holder of common units shall have the right to elect to purchase, at the price and on the terms of the offering of such units, a portion of such securities that will allow such holder to retain the same portion of ownership in such units that such member held prior to the proposed sale.

The LLC Agreement also provides that, if MidOcean proposes to consummate a sale of Holdings or Sbarro, then all members of Holdings shall consent to, vote in favor of and raise no objections against the sale or the process associated therewith. In connection with such a sale, each member will agree, among other things, to (i) cooperate with and participate in such sale, vote all of such holder’s units to approve the sale, (ii) sell all of such holder’s units on the terms and conditions so approved by MidOcean and (iii) entering into any sale agreements necessary for consummation of such sale, in each case subject to certain conditions.

Registration Rights Agreement

In connection with the Merger, Holdings and certain of its members entered into a registration rights agreement. The registration rights agreement grants demand registration rights to MidOcean, as well as piggyback registration rights to all members of Holdings who are or become parties to the agreement if Holdings registers securities for sale under the Securities Act. In the case of a piggyback registration, the members attempting to register shares in connection with Holdings’ registration of shares may be required to holdback certain shares if requested by the managing underwriter. Holdings will be required to pay all reasonable out-of-pocket costs and expenses of any registration under the registration rights agreement.

Indemnification Agreements

In connection with the Merger, we entered into indemnification agreements with each of our directors and officers. Under each agreement, a director or officer will be indemnified to the fullest extent permitted by law for claims arising in his or her capacity as our director or officer. We also agreed to advance monies to each director and officer to cover expenses incurred by him or her in connection with such claims if the director or officer agrees to repay the monies advanced if it is later determined that he or she is not entitled to such amounts. We believe these agreements are necessary to attract and retain skilled management with experience relevant to our industry.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have historically invested our cash on hand in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. The indenture governing the 10.375% Notes limits us to making similar investments. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.

The interest rate on borrowings under our Senior Credit Facilities is floating and, therefore, is subject to fluctuations. In general, borrowings under the Senior Credit Facilities bear interest based, at our option, at either the Eurodollar rate or an alternative base rate (“ABR”), in each case plus a margin. The applicable margin will be based on our total leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) at the time of determination. Currently our rate of interest for borrowings under the Senior Credit Facilities is LIBOR plus 2.50% or ABR plus 1.50%.

We have not purchased, and do not expect to purchase, future, forward, option or other instruments to hedge against fluctuations in the prices of the commodities we purchase. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Subsequent to the Merger we entered unto an Interest Rate Cap Letter Agreement with a bank for our Senior Credit Facility. This agreement caps our LIBOR rate at 6.00% through February 2009 and 6.50% through February 2010.

All of our transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, reducing the risks in the changes of the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of l934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 1, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In December 1999, fourteen current and former general managers of Sbarro restaurants in California amended a complaint against us filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs were seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney’s fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the motion was denied by the court. The court issued a ruling in December 2003 which was unfavorable to us which we appealed as we believe errors were made by the trial judge and appealed the decision to the circuit court. On appeal, the Circuit Court affirmed the lower court’s decision in part and reversed it in part, finding that their damages should only be computed from October 1996 through May 9, 1999, the date we converted the compensation of general managers to an hourly rate rather than their later employment termination dates. The Circuit Court remanded the matter to the lower court with instructions on how to compute damages and to redetermine the amount of attorney’s fees awarded. The lower court affirmed the initial determination of the legal fees.

In September 2000, eight other current and former general managers of Sbarro restaurants in California filed a complaint against us in the Superior Court of California for Orange County alleging that the plaintiffs were improperly classified as exempt employees under California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorneys’ fees, each in unspecified amounts. Plaintiffs are represented by the same counsel who is representing the plaintiffs in the case discussed in the preceding paragraph. We have separately settled with two of the managers for immaterial amounts. The remaining parties to this case will be paid upon the same terms and conditions that the court order in connection with its decision in the case discussed in the preceding paragraph. We settled this case in the second quarter of 2007 for $1.4 million, of which $.8 million was accrued for in 2003 and $.6 million was accrued in 2004.

In January 2007, a Franchisee filed a law suit against us alleging, among other things, violations of the Minnesota Franchise Act and the New York State Sales Act and intentional and negligent misrepresentation in connection with the offer and sale of their franchise. The Plaintiff seeks, among other things, damages in an unspecified amount. This case has been has been filed but not served. We believe we have a substantial defense in this action and are vigorously defending our position.

In addition to the above complaints, from time to time, we are a party to claims and legal proceedings in the ordinary course of business. In our opinion, the results of such claims and legal proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A. Risk Factors

All of the following risks could materially and adversely affect our business, financial condition or results of operations. In addition to the risks below, other risks and uncertainties not known to us or that we currently consider immaterial may also materially adversely affect our business operations.

Risks Relating to Our Business

The success of our business is dependent on a number of factors that are not within our control.

The success of our franchisees’ and our new company-owned restaurant operations is, and will continue to be, subject to a number of factors that are not within our control, including:

•	changes in consumer tastes;

•	national, regional and local economic conditions;

•	traffic patterns in the venues in which we operate;

•	discretionary spending priorities;

•	demographic trends;

•	consumer confidence in food quality, handling and safety;

•	consumer confidence in the security of shopping malls, downtown areas, airports, casinos, universities, travel plazas, sports arenas and other venues in which we and our franchisees operate;

•	weather conditions; and

•	the type, number and location of competing restaurants.

The success of our growth strategy will depend, in part, upon our ability to expand our franchise operations.

The success of our franchise operations is dependent upon our ability to:

•	locate and attract new franchisees and area developers;

•	maintain and enhance the “Sbarro” brand;

•	maintain satisfactory relations with our franchisees who may, in certain instances, have interests adverse to our interests;

•	monitor and audit the reports and payments received from franchisees; and

•	comply with applicable franchising laws, rules and regulations, as well as applicable laws in the foreign countries in which we seek, and have, franchisee and area development arrangements.

With respect to foreign franchisees, we are also at risk with respect to:

•	restrictions that may be imposed upon the transfer of funds from those countries;

•	the political and economic stability of the country; and

•	the country’s relationship with the United States.

Our growth strategy requires us to extend the Sbarro concept into other high-pedestrian-traffic venues.

Traditionally, Sbarro has operated in the quick service market featuring pizza, pasta and other hot and cold Italian entries, principally in shopping malls. As the construction of new shopping malls in the United States has slowed, we have been seeking to expand our business into new settings, such as downtown areas, airports, casinos, universities and travel plazas.

Our expansion requires us to:

•	make significant capital investments;

•	devote significant management time and effort;

•	develop budgets for, and monitor, food, beverage, labor, occupancy and other costs at levels that will produce profitable operations; and

•	budget and monitor the cost of construction of the restaurant.

Further, limitations under the indenture governing the 10.375% Notes restrict the amount of investment we may make, which may limit certain of our growth efforts.

We cannot be assured that we will be able to successfully expand our existing operations on a profitable basis.

We operate in a highly competitive environment against strong competition.

The restaurant business is highly competitive. We believe that we compete on the basis of price, service, location and food quality. There is also active competition for management personnel and attractive shopping mall, downtown and other commercial locations suitable for restaurants. We compete in each market in which we operate with locally-owned restaurants, and national and regional restaurant chains, in certain cases.

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

The availability, quality and cost of our ingredients fluctuate, which affects our financial results.

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

We are dependent on obtaining and retaining attractive high-pedestrian-traffic locations.

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

Although we believe that we will be able to renew the existing leases that we wish to extend, there is no assurance that we will succeed in obtaining extensions in the future at rental rates that we believe to be reasonable or at all. Moreover, if some locations should prove to be unprofitable, we could remain obligated for lease payments even if we decided to withdraw from those locations. We will incur charges relating to the closing of such restaurants, consisting of lease termination costs. Impairment charges and other special charges will reduce our profits.

Negative publicity relating to one of our restaurants, including our franchised restaurants, could reduce sales at some or all of our other restaurants.

We are, from time to time, faced with negative publicity relating to food quality, restaurants facilities, health inspection scores, employee relationships or other matters at one of our restaurants or those of our franchisees. Adverse publicity may negatively affect us, regardless of whether the allegations are valid or whether we incur any liability. In addition, the negative impact of adverse publicity relating to one restaurant may extend beyond the restaurants involved to affect some or all of our other restaurants. If a franchised restaurant fails to meet our franchise operating standards, our own restaurants could be adversely affected due to customer confusion or negative publicity.

Food-borne illness incidents could result in liability to us and could reduce our restaurant sales.

We cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food processors makes it difficult to monitor food safety compliance and increases the risk that food-borne illness would affect multiple locations rather than single restaurants. Some food-borne illness incidents could because by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, such as bovine spongiform encephalopathy (“BSE”), sometimes referred to as “mad cow disease,” that could give rise to claims or allegations on a retroactive basis. In addition, the levels of chemicals or other contaminants that are currently considered safe in certain foods may be regulated more restrictively in the future or become the subject of public concern.

The reach of food-related public health concerns can be considerable due to the level of attention given to these matters by the media. Local public health developments and concerns over diseases, including those caused by E. coli bacteria, could have a national adverse impact on our sales. Similarly, concerns related to particular food constituents or the byproducts of cooking processes could also have an adverse impact. This could occur whether or not the developments are specifically attributable to out restaurants or those of our franchisees or competitors.

We rely on one national independent wholesale distributor and replacing it could disrupt the flow of our food products and supplies.

We use one national independent wholesale food distributor, to purchase and deliver most of the food ingredients used to prepare the foods we serve, other than breads, pastries, produce, fresh dairy and certain meat products which are purchased locally for each restaurant. The distributor also purchases and delivers to us, on a national basis, restaurant supplies and certain other items that we use. The majority of spending on the products used in our restaurants are for proprietary products and we are involved in negotiating their cost to the manufacturers. The agreement expires in January 2008. While we are dependent upon this one national independent distributor, we believe that there are other distributors who would be able to service our needs. However, there can be no assurance that we will be able to replace our distributor with others on comparable terms or without disruptions to the flow of our food products and other supplies to our systems.

Our business is subject to governmental regulation.

We are subject to various federal, state and local laws affecting our business, as are our franchisees. Each of our restaurants and those owned by our franchisees are subject to a variety of licensing and governmental regulatory provisions relating to wholesomeness of food, sanitation, health, safety and, in certain cases, licensing of the sale of alcoholic beverages. Difficulties in obtaining, or the failure to obtain, required licenses or approvals can delay or prevent the opening of a new restaurant in any particular area. Furthermore, there can be no assurance that we will remain in compliance with applicable laws or licenses that we have or will obtain, the failure of which by a restaurant could result in our loss of the restaurant’s license and even the closing of the restaurant.

Regulations of the Federal Trade Commission (the “FTC”) and various state laws regulating the offer and sale of franchises require us to furnish to prospective franchisees a franchise offering circular containing prescribed information. We are currently registered to offer and sell franchises in nine states and are currently exempt from the franchise registration requirements in nine states based upon “large franchisor” exemptions. The states in which we are registered, and a number of states in which we may franchise, require registration of a franchise offering circular or a filing with state authorities. State franchise examiners have discretion to disapprove franchise registration applications based on a number of factors. There can be no assurance that we will be able to continue to comply with these regulations.

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

We may, in the future, incur goodwill, trademark, franchise relationships, franchise agreement and other asset impairment charges.

At April 1, 2007, the carrying values of our goodwill, trademarks, franchise relationships and franchise agreements were $201.1 million, $234.5 million, $24.3 million and $7.8 million respectively. There have been no reductions in the carrying values of those assets since their creation. We test, based on our estimates about the future cash flows from those assets, for impairment of these assets annually or earlier if impairment indicators exist. We also test for impairment of our long-lived assets. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates, and result in non-cash charges to our earnings in the period in which we make the adjustment.

We may not be able to protect our trademarks and other proprietary rights.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the development and protection of our trademarks and proprietary rights. However, the actions taken by us may be inadequate to prevent infringement or other unauthorized use of our trademarks and other proprietary rights by others, which may thereby dilute our trademarks in the marketplace and/or diminish the value of such proprietary rights. We may also be unable to prevent others from claiming infringement or other unauthorized use of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks and other proprietary rights. Our rights to our trademarks may in some cases be subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to both the date of our registration and our first use of such trademarks in the relevant territory. We cannot assure you that third parties will not assert claims against our trademarks and other proprietary rights or that we will be able to successfully resolve such claims which could result in our inability to use certain trademarks or other proprietary rights in certain jurisdictions or in connection with certain goods or services. Future actions by third parties may diminish the strength of our trademarks or other proprietary rights, injure the goodwill associated with our business and decrease our competitive strength and performance. We could also incur substantial costs to defend or pursue legal actions relating to the use of our trademarks and other proprietary rights, which could have a material adverse affect on our business, results of operation or financial condition.

Employment and workplace-related complaints or litigation may hurt us.

We are from time to time subject to employee claims alleging injuries, wage and hour violations, discrimination, harassment or wrongful termination. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our financial performance. A significant judgment for any claim(s) could have a material adverse effect on our financial condition or results of operations.

If we elect to implement internal control procedures necessary to comply with the Sarbanes-Oxley Act of 2002, we would incur significant costs without assurance that the procedures and controls we implement will be effective.

In order to comply with a covenant in the indenture, we are a voluntary filer of periodic reports with the Securities and Exchange Commission. As such, we are not required to implement the internal control over financial reporting procedures required by Section 404 of the Sarbanes-Oxley Act of 2002. However, we have begun to implement the processes and procedures that would be necessary to enable our management to furnish an internal control report to our registered public accounting firm, which would then be required to attest to, and report on, our management’s assessment. It is our present intention to complete development of these processes and procedures before the end of our 2007 fiscal year when non-accelerated filers of periodic reports with the SEC are presently required to have them in place and test their effectiveness. There can be no assurance that we will be able to complete the work necessary for our management to evaluate our controls and prepare its management report in a timely manner, that our management will be able to report that our internal control over financial reporting is effective or that our registered public accounting firm will be able to attest to our report. In addition, we estimate that, over the next two years, we will incur significant expenses to implement these procedures and controls, which will directly impact our results of operations.

We are now controlled by MidOcean and its interests as an equity holder may conflict with creditor interests.

As a result of the Merger, MidOcean, our equity sponsor, indirectly owns a majority of our common stock. Through its ownership, our equity sponsor will be able to, among other things, elect a majority of the members of our board of directors, appoint new management, amend our certificate of incorporation and approve mergers or sales of substantially all of our assets. The interests of our equity sponsor might conflict with or differ from your interests. For example, the concentration of ownership held by MidOcean could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination, which you may otherwise view favorably. MidOcean is also free to pursue acquisition opportunities independent of us that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the 10.375% Notes and our other financial obligations.

As a result of the Merger, we have a significant amount of indebtedness. After the Merger, we had total indebtedness of $333.0 million and up to $25.0 million of additional availability under our Senior Credit Facilities, less $1.9 million of outstanding letters of credit. In addition, the Senior Credit Facilities provide for an uncommitted incremental facility of up to $50.0 million.

Our substantial indebtedness could have important consequences to holders of our 10.375% Notes. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the notes;

•	make it more difficult to satisfy our other financial obligations;

•	increase our vulnerability to adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	limit our ability to make future acquisitions.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the 10.375% Notes and our Senior Credit Facilities do not fully prohibit us or our subsidiaries from doing so. After the Merger, an additional $25 million was available under the revolving portion of our Senior Credit Facilities, less $1.9 million of outstanding letters of credit. Any borrowings under our Senior Credit Facilities are effectively senior to the 10.375% Notes to the extent of the value of the assets securing the Senior Credit Facilities. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Merger, the Company issued 100 shares of its common stock to Sbarro Holdings LLC. In issuing such shares, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Default upon senior securities

None.

Item 4.	Submission of matters to a vote of security holders

None

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit Number	Description
*4.1	Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and Wilmington Trust Company, as trustee

*4.2	Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers

*10.4	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Peter Beaudrault regarding Mr. Beaudrault’s employment with Sbarro

*10.5	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony Missano regarding Mr. Missano’s employment with Sbarro

*10.6	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony Puglisi regarding Mr. Puglisi’s employment with Sbarro.

*10.7	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Stuart Steinberg regarding Mr. Steinberg’s employment with Sbarro

*10.8	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and James Kelbaugh

*10.9	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Randy Jones

*10.10	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Tony Martin

*10.11	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Ken Hoffman

*10.12	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and James McCann

*10.13	Professional Services Agreement dated as of January 31, 2007 among Sbarro, MidOcean SBR Holdings, and MidOcean US Advisor, LP

*10.14

Credit Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, Credit Suisse, as Syndication Agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Book Managers, Natixis and Bank of Ireland, as Co-Documentation Agents

*10.15

Security Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc. Sbarro Holdings, LLC, the other loan party’s party thereto from time to time and Bank of America, N.A., as Collateral Agent

*10.16	Guaranty dated as of January 31, 2007 among Sbarro Holdings, LLC, the subsidiary guarantors party thereto from time to time and Bank of America, N.A., as Administrative Agent

*10.17

Pledge Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties party thereto from time to time and Bank of America, N.A., as Collateral Agent

*10.22	Corporate Office Employee Bonus Plan for 2007

*10.23	Retainer Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Steinberg, Fineo, Berger & Fischoff, P.C.

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
**

These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBARRO, INC.

Registrant

Date: May 16, 2007	By:	/s/ Peter Beaudrault
Peter Beaudrault,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: May 16, 2007	By:	/s/ Anthony J. Puglisi
Anthony J. Puglisi
Vice President,
Chief Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**

These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.