Form 10-Q
period 2007-07-01
SBARRO INC
filed 2007-08-14
CIK 766004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended July 1, 2007	Commission file number 333-142081

SBARRO, INC.

(Exact name of registrant as specified in its Charter)

NEW YORK	11-2501939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

401 Broad Hollow Road, Melville, New York	11747-4714
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock of the registrant outstanding as of August 14, 2007 was 100.

SBARRO, INC.

FORM 10-Q INDEX

Part I – Financial Information

Item 1. Consolidated Financial Statements

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

(In thousands)

	July 1, 2007	December 31, 2006
	SUCCESSOR	PREDECESSOR
Current assets:
Cash and cash equivalents	$14,362	$88,627
Receivables, net of allowance for doubtful accounts of $0 at July 1, 2007 and $263 at December 31, 2006, respectively:
Franchise	2,305	2,868
Other	4,101	5,259

	6,406	8,127
Loans receivable from shareholders	—	5,585
Inventories	2,920	3,233
Prepaid expenses	4,893	3,147
Deferred tax asset, current portion	2,533	—

Total current assets	31,114	108,719
Property and equipment, net	61,708	78,953
Intangible assets:
Goodwill	218,184	9,204
Trademarks	234,500	195,916
Franchise relationships	24,300	—
Franchise agreements, net	7,288	—
Deferred financing costs, net	10,412	2,616
Deferred tax asset	15,684	—
Other assets	985	7,797

	$604,175	$403,205

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

LIABILITIES & SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except share data)

	July 1, 2007	December 31, 2006
	SUCCESSOR	PREDECESSOR
Current liabilities:
Accounts payable	$7,207	$9,818
Accrued expenses	17,355	29,045
Accrued interest payable	7,817	8,223
Insurance premium financing	3,081	1,087
Current portion of debt	1,823	216

Total current liabilities	37,283	48,389
Deferred rent	991	8,366
Net lease agreements above market	1,164	—
Deferred tax liability	104,009	—
Long-term debt, net of original issue discount at December 31, 2006	330,720	268,694
Commitments and contingencies
Shareholders’ equity:
Preferred stock, none authorized or issued at July 1, 2007, $1 par value: 1,000,000 authorized at December 31, 2006 and none issued	—	—
Common stock
Authorized 1,000, issued and outstanding 100 shares at July 1, 2007, $.01 par value.
Authorized 40,000,000 shares; $.01 par value issued & outstanding 7,064,328 shares at December 31, 2006	—	71
Additional paid-in capital	133,000	10
(Accumulated deficit) retained earnings	(2,992)	77,675

	130,008	77,756

	$604,175	$403,205

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	For the period January 31 through July 1, 2007	For the period January 1 through January 30, 2007	For the twenty eight weeks ended July 16, 2006
	SUCCESSOR	PREDECESSOR	PREDECESSOR
Revenues:
Restaurant sales	$132,051	$23,594	$164,603
Franchise related income	6,119	993	7,399
Real estate	—	323	1,384

Total revenues	138,170	24,910	173,386
Costs and expenses:
Cost of food and paper products	26,613	4,308	31,864
Payroll and other employee benefits	37,091	6,762	45,690
Other operating costs	48,604	8,839	60,593
Other (income) expense	(1,131)	(497)	(2,489)
Depreciation and amortization	7,538	1,272	8,572
General and administrative	11,261	2,843	16,508
Special event bonuses	—	31,395	—
Asset impairment, restaurant closings/remodels	209	74	313

Total costs and expenses	130,185	54,996	161,051

Operating income (loss)	7,985	(30,086)	12,335

Other (expense) income:
Interest expense	(13,363)	(2,570)	(16,775)
Interest income	404	108	1,270
Equity in net income of unconsolidated affiliates	—	12	151

Net other expense	(12,959)	(2,450)	(15,354)

Loss before income taxes	(4,974)	(32,536)	(3,019)

Income taxes (benefit)	(1,982)	44	714

Net loss	$(2,992)	$(32,580)	$(3,733)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	For the thirteen weeks ended July 1, 2007	For the twelve weeks ended July 16, 2006
	SUCCESSOR	PREDECESSOR
Revenues:
Restaurant sales	$78,959	$70,822
Franchise related income	3,642	2,961
Real estate	—	510

Total revenues	82,601	74,293
Costs and expenses:
Cost of food and paper products	15,916	13,685
Payroll and other employee benefits	22,118	19,656
Other operating costs	29,605	26,293
Other (income) expense	(706)	(1,368)
Depreciation and amortization	4,622	3,534
General and administrative	6,838	6,932
Asset impairment, restaurant closings/remodels	126	160

Total costs and expenses	78,519	68,892

Operating income	4,082	5,401

Other (expense) income:
Interest expense	(8,059)	(7,094)
Interest income	72	634
Equity in net income of unconsolidated affiliates	—	101

Net other expense	(7,987)	(6,359)

Loss before income taxes	(3,905)	(958)

Income taxes (benefit)	(1,542)	300

Net loss	$(2,363)	$(1,258)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the period January 31 through July 1, 2007	For the period January 1 through January 30, 2007	For the twenty eight weeks ended July 16, 2006
	SUCCESSOR	PREDECESSOR	PREDECESSOR
Operating Activities:
Net loss	$(2,992)	$(32,580)	$(3,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,538	1,272	8,572
Amortization of deferred financing costs	244	80	523
Amortization of senior note/bond discount	360	32	204
Amortization of leasehold agreements above market	(261)	—	—
Provision for doubtful accounts receivable	—	—	131
Increase (decrease) in deferred rent, net of tenant allowance	887	(117)	66
Asset impairment and restaurant closings/remodels	208	74	313
Change in deferred tax benefit	(2,543)	—	—
Gain on sale of restaurant property and equipment	—	—	(230)
Equity in net income of unconsolidated affiliates	—	(12)	(151)
Changes in operating assets and liabilities, net of effects of merger:
Decrease (increase) in receivables	1,913	394	(1,230)
(Increase) decrease in inventories	(6)	319	(36)
Decrease (increase) in prepaid expenses	1,507	(1,434)	(2,263)
(Increase) decrease in other assets	(641)	871	326
Increase (decrease) in accounts payable and accrued expenses	878	23,474	(6,407)
Increase (decrease) in accrued interest payable	7,817	2,337	1,272

Net cash provided by (used in) operating activities	14,909	(5,290)	(2,643)

(Continued)

See notes to unaudited consolidated financial statements

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the period January 31 through July 1, 2007	For the period January 1 through January 30, 2007	For the twenty eight weeks ended July 16, 2006
	SUCCESSOR	PREDECESSOR	PREDECESSOR
Investing Activities:
Purchases of property and equipment	(6,299)	(1,691)	(6,885)
Purchase of franchise & other locations	(4,790)	—	—
Proceeds from sale of restaurant property & equipment	—	—	446
Contributions from partners to joint ventures	—	—	250
Cash paid for merger, net of cash acquired	(188,000)	—	—

Net cash used in investing activities	(199,089)	(1,691)	(6,189)

Financing Activities:
Mortgage principal repayments	—	(17)	(113)
Proceeds from shareholders for issuance of common stock	133,000	—	—
Proceeds from secured term loan	183,000	—	—
Proceeds from senior notes	150,000	—	—
Paydown of Predecessor’s Notes	(267,000)	—	—
Repayment of secured term loan	(458)	—	—
Dividends to sellers	—	(76,159)	—
Repayment of loans by officers	—	5,530	5

Net cash provided by (used in) financing activities	198,542	(70,646)	(108)

Increase (decrease) in cash and cash equivalents	14,362	(77,627)	(8,940)
Cash and cash equivalents at beginning of period	—	88,627	73,089

Cash and cash equivalents at end of period	$14,362	$11,000	$64,149

Supplemental non-cash investing activities:

On January 30, 2007, the Company transferred its interest of $5.6 million of certain non-core assets to a newly formed company owned by certain of our former shareholders as a dividend.

See notes to unaudited consolidated financial statements

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Basis of presentation:

As a result of the Merger, which we discuss below, we are required to present our results for the first half of 2007 as two separate periods. Our Predecessor financial period refers to the period from January 1 through January 30, 2007 which was prior to consummation of the Merger. Our Successor financial period refers to the period from January 31 through July 1, 2007 following consummation of the Merger.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at July 1, 2007 (Successor) and our consolidated results of operations and cash flows for the period January 1, 2007 through January 30, 2007 (Predecessor) and the period January 31, 2007 through July 1, 2007 (Successor) and the twenty eight weeks ended July 16, 2006 (Predecessor) have been included. The Predecessor and Successor results for the first half of 2007 if combined represent twenty six weeks while the results for the first half of 2006 represent twenty eight weeks. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year.

2. The Merger:

On January 31, 2007, entities controlled by MidOcean Partners III, LP a private equity firm, and certain of its affiliates (“MidOcean”) acquired the Company. MidOcean SBR Acquisition Corp., an indirect, wholly-owned subsidiary of MidOcean SBR Holdings, LLC (“Holdings”), merged with and into the Company (the “Merger”), with the Company surviving the Merger. In the Merger, our former shareholders received consideration of $450 million in cash, subject to certain adjustments, in exchange for all of their shares of Company common stock, and Sbarro Holdings LLC, a wholly-owned subsidiary of Holdings and the parent of MidOcean SBR Acquisition Corp., acquired all of our outstanding shares of common stock.

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

The former shareholders received a distribution of the cash on hand in excess of (i) $11 million, which remained in the business, plus (ii) all amounts required to be paid in connection with special event bonuses. These bonuses, which were paid to certain members of management and non-employee directors by the Company on the closing date were approximately $34 million. Additionally, $15 million of the total consideration paid to the former shareholders is held in an escrow account for a period of eighteen months pursuant to an escrow agreement between some of the former shareholders and Holdings as security for the indemnity obligations of the former shareholders under the Merger Agreement. Concurrently with the Merger, we extended our lease for the space in the office building containing our corporate headquarters. The lease expires in January 2017. In addition, we agreed to pay to the former shareholders any incremental tax benefit of deductions generated by the repurchase of our 11% Notes or payment of the special event bonuses. The payment is due within 15 days of the filing of the US tax return that claims these additional deductions and will be treated as a purchase price adjustment at that time.

We refer to this entire transaction as the “Merger.”

Holdings financed the Merger, including estimated fees and expenses, with $333 million of debt financing described below and $133 million of common equity contributed in cash to Holdings by MidOcean, members of management and the other investors in Holdings.

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The Merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” pursuant to which the allocable purchase price of the Merger, including related fees and expenses, will be allocated to our net assets based upon our estimates of fair value. Our consolidated financial statements have been prepared based on our preliminary estimates of fair value of our net assets using information available as of the date of this report, which are subject to change. The final allocation of the allocable purchase price to our net assets is expected to be completed by the end of our fiscal year and will be based on a formal valuation of the fair value of our net assets and the resolution of any pre-closing or post-closing purchase price adjustments pursuant to the Merger Agreement. Consequently, the final calculation of the purchase price and the final allocation could vary from the purchase price and allocation presented herein, and the variations could be material.

Our consolidated financial statements as of July 1, 2007 include estimated fair value of intangible assets with indefinite lives of (a) trademarks of $234.5 million; (b) franchise relationships of $24.3 million and (c) goodwill of $218.2 million. Also included in our financial statements is a franchise agreement intangible of $8.0 million with an estimated remaining life of eight years. This intangible is amortized using a method that reflects the pattern in which the economic benefit of the assets will be consumed in the future. Other fair value adjustments include a net decrease to Property, Plant and Equipment of approximately $.7 million with an average remaining useful life of approximately four years and a liability for our lease agreements that are above market for approximately $1.4 million which will be amortized over the respective lease terms. The $15.0 million previously reported as sellers’ funds held in escrow has been reallocated to goodwill.

The following table sets forth the components of the purchase price (in millions):

Sources of funds:
Secured term loan	$183
Senior notes	150
Proceeds from contributed capital	133

$466

Use of funds:
Consideration to sellers	$450
Transaction costs	16

Total purchase price	$466

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table provides the preliminary allocation of the allocable purchase price based upon the fair value of the assets acquired and liabilities assumed at January 31, 2007. The final allocation of the total purchase price to our net assets is expected to be completed by the end of our fiscal year and will be based on a formal valuation of the fair value of our net assets and the resolution of any pre-closing or post-closing purchase price adjustments pursuant to the Merger Agreement. Consequently, the final calculation of the purchase price and the final allocation could vary from the purchase price and allocation presented herein, and the variations could be material. Final allocation adjustments, if any, are more likely to occur within intangible assets than in working capital.

Assets:
Cash and cash equivalents	$11.0
Accounts receivable	8.0
Inventories	2.9
Deferred tax asset	16.6
Other current assets	3.3
Property and equipment	59.4
Goodwill	216.1
Trademarks	234.5
Franchise relationships	24.3
Franchise agreements	8.0
Other assets	11.9

$596.0

Liabilities:
Accounts payable	$6.0
Accrued liabilities	17.6
Net lease agreements above market	1.4
Deferred tax liability	105.0

130.0

Total allocable purchase price	$466.0

Below are unaudited pro forma results of operations for the period ended July 1, 2007 and July 16, 2006, as if the transaction had occurred as of January 2, 2006 for the periods indicated below. Such pro forma results are not necessarily indicative of the actual consolidated results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

Unaudited pro forma results for the periods ended July 1, 2007 and July 16, 2006 were:

	Twenty six weeks ended July 1, 2007	Twenty eight weeks ended July 16, 2006
	(in thousands)
Total revenues	$162,757	$171,866
Operating income	$8,960	$12,344
Net loss	$(3,937)	$(2,000)

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

3. Recent Accounting Pronouncements:

SFAS 157:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and based upon our preliminary analysis, it is expected that SFAS No. 157 will not have a material effect on our consolidated financial statements.

EITF Issue No. 06-3:

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06–3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06–3 is effective for interim and annual reporting periods beginning after December 15, 2006. We have been accounting for sales tax as net and continue to present such tax as net upon the adoption of EITF Issue No. 06-03 in the first quarter of Fiscal 2007.

FASB 159:

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any of the Company’s eligible items and we have not yet determined the impact, if any, on our consolidated financial statements.

FIN 48:

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

As permitted by FIN 48, we also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At July 1, 2007, we do not have accrued interest and penalties related to any unrecognized tax benefits. We were taxed as a subchapter S corporation prior to the Merger, and we do not believe we have taken any uncertain tax positions for our successor period January 31, 2007 through July 1, 2007. The years subject to potential audit varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include New York, California, Florida, Texas and Ohio.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

4. Long Term Debt:

Senior Notes:

In connection with the Merger, we issued $150.0 million of 10.375% Senior Notes due 2015 (“Senior Notes”). The interest is payable on February 1 and August 1 of each year.

The Senior Notes are senior unsecured obligations of ours and are guaranteed by all of our current and future domestic subsidiaries and rank equally in right of payment with all existing and future senior indebtedness of ours. The Senior Notes are effectively subordinated to all secured indebtedness of ours, to the extent of the collateral securing such indebtedness, including the Senior Credit Facilities. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have prior claim to those of our assets that constitute their collateral. The Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the Senior Notes. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims in full from the assets of those subsidiaries before any assets are made available for distribution to us. The Senior Notes are senior in right of payment to any future subordinated obligations of ours.

The indenture governing the notes contains certain events of default and restrictive covenants which are customary with respect to non-investment grade debt securities, including limitations on the incurrence of additional indebtedness, dividends, repurchases of capital stock, sales of assets, liens, mergers and transactions with affiliates.

Senior Credit Facility:

In connection with the Merger, we entered into a $183.0 million senior secured term loan facility which matures January 31, 2014. Interest is calculated at LIBOR plus 2.5%. Principal amortization payments of .25% of the initial principal are due quarterly beginning June 30, 2007. Covenants include a leverage ratio and an interest coverage ratio.

Long-Term Debt matures as follows (In millions):

Year end 2008	$1.8
2009	1.8
2010	1.8
2011	1.8
2012	1.8
2013 and thereafter	322.6

Line of Credit:

In connection with the Merger, we obtained a line of credit facility of $25.0 million, with a sub-limit for letters of credit of $10.0 million. This line replaced our prior Commerce Bank line of credit. There were $3.8 million of letters of credit outstanding as of July 1, 2007.

11% Senior Notes:

The 11% Senior Notes were issued at an aggregate discount of approximately $3.8 million, which was accreted to the 11% Notes on a straight-line basis over the original ten-year life of the notes. Our 11% Notes were repurchased in conjunction with the Merger.

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

Litigation:

In December 1999, fourteen current and former general managers of Sbarro restaurants in California amended a complaint against us filed in the Superior Court of California for Orange County. The complaint alleges that the plaintiffs were improperly classified as exempt employees under the California wage and hour law. The plaintiffs were seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorney’s fees, each in unspecified amounts. Plaintiffs filed a motion to certify the lawsuit as a class action, but the motion was denied by the court. The court issued a ruling in December 2003 which was unfavorable to us which we appealed as we believe errors were made by the trial judge and appealed the decision to the circuit court. On appeal, the Circuit Court affirmed the lower court’s decision in part and reversed it in part finding that their damages should only be computed from October 1996 through May 9, 1999, the date we converted the compensation of general managers to an hourly rate rather than their later employment termination dates. The Circuit Court remanded the matter to the lower court with instructions on how to compute damages and to redetermine the amount of attorney’s fees awarded. The lower court affirmed the initial determination of the legal fees.

In September 2000, eight other current and former general managers of Sbarro restaurants in California filed a companion complaint against us in the Superior Court of California for Orange County alleging that the plaintiffs were improperly classified as exempt employees under California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorneys’ fees, each in unspecified amounts. Plaintiffs are represented by the same counsel who is representing the plaintiffs in the case discussed in the preceding paragraph. We have separately settled with two of the managers for immaterial amounts. The remaining parties to this case will be paid upon the same terms and conditions that the court order in connection with its decision in the case discussed in the preceding paragraph. We settled both of these cases in the second quarter of 2007 for $1.4 million, of which $.8 million was accrued for in 2003 and $.6 million was accrued for in 2004.

In May 2004 and in February 2007 suits were filed by the landlords of two of our Quick Service Restaurants (“QSR”) locations as a result of our premature termination of the leases on those locations by one of our subsidiaries. The Company has defended these cases on the theory that the landlords have failed to maintain a proper shopping center atmosphere by allowing the mall to deteriorate and in failing to keep the mall leased by retail tenants. We believe we have a substantial defense in this action and are vigorously defending our position, a minimal amount has been accrued to date.

In January 2007, a franchisee filed a law suit against us alleging, among other things, violations of the Minnesota Franchise Act and the New York State Sales Act and intentional and negligent misrepresentation in connection with the offer and sale of their franchise. The plaintiff seeks, among other things, damages in an unspecified amount. The parties are currently negotiating an agreement to submit this matter to arbitration. We believe we have a substantial defense in this action and are vigorously defending our position, a minimal amount has been accrued to date.

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

We discuss the impact of our adoption of FIN 48 in Note 3 to the Notes to Unaudited Consolidated Financial Statements.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

6. Goodwill and Other Intangible Assets (in millions):

The final allocation of the total purchase price to our net assets is expected to be completed by the end of our fiscal year and will be based on a formal valuation of the fair value of our net assets and the resolution of any pre-closing or post-closing purchase price adjustments pursuant to the Merger Agreement. Consequently, the final calculation of the purchase price and the final allocation could vary from the purchase price and allocation presented herein, and the variations could be material. Final allocation adjustments, if any, are more likely to occur within intangible assets then in working capital. We have identified two reporting units for purposes of evaluating goodwill for impairment. The 2007 allocation of the two reporting units has not yet been prepared. The goodwill attributed to the Company owned reporting unit was $8.5 million and the Franchise reporting unit was $0.7 million at December 31, 2006 based upon their relative fair value.

Intangible Assets Not Subject to Amortization

	July 1, 2007	December 31, 2006
	(Successor)	(Predecessor)
Goodwill	$218.2	$9.2
Trademarks	$234.5	$195.9
Franchise relationships	$24.3	$—

Franchise Agreements

Intangible assets identified and allocated in the transaction subject to amortization pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” are summarized below:

Gross carrying amount, January 31, 2007	$8.0
Accumulated amortization	(.7)

Net book value, July 1, 2007	$7.3

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

We do not allocate indirect corporate charges to the franchise operating segment. Such costs are managed on an entity-wide basis, and the information to reasonably allocate such costs is not readily available.

We do not allocate assets by segment because our chief operating decision makers do not review the assets by segment to assess the segments’ performance as the assets are managed on an entity-wide basis.

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company owned and franchise restaurant segments.

	Company Owned Restaurants (1)	Franchise Restaurants	Totals
	(in thousands)
Thirteen weeks ended July 1, 2007 (Successor)
Total revenue	$78,959	$3,642	$82,601

Operating income before unallocated costs	$7,279	$2,525	$9,804

Unallocated costs and expenses (2)			5,722

Operating income			$4,082

Twelve weeks ended July 16, 2006 (Predecessor)
Total revenue	$71,332	$2,961	$74,293

Operating income before unallocated costs	$9,378	$2,045	$11,423

Unallocated costs and expenses (2)			6,022

Operating income			$5,401

January 31—July 1, 2007 (Successor)
Total revenue	$132,051	$6,119	$138,170

Operating income before unallocated costs	$13,130	$4,031	$17,161

Unallocated costs and expenses (2)			9,176

Operating income			$7,985

January 1—January 30, 2007 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating income before unallocated costs	$3,160	$594	$3,754

Unallocated costs and expenses (2)			33,840

Operating income			$(30,086)

Twenty eight weeks ended July 16, 2006 (Predecessor)
Total revenue	$165,987	$7,399	$173,386

Operating income before unallocated costs	$21,451	$5,201	$26,652

Unallocated costs and expenses (2)			14,317

Operating income			$12,335

(1)	Total revenue includes restaurant sales and real estate revenues.
(2)	Represents those general and administrative expenses that are not allocated to a segment.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

8. Guarantor and non-guarantor financial statements:

Certain subsidiaries have guaranteed amounts outstanding under our credit facilities. Each of the guaranteeing subsidiaries is our direct or indirect wholly-owned subsidiary and each has fully and unconditionally guaranteed the Senior Notes and the credit agreement on a joint and several basis.

The following condensed consolidating financial information presents:

(1)

Condensed unaudited consolidating balance sheets as of July 1, 2007 (Successor) and unaudited statements of operations and cash flows for the period January 31 through July 1, 2007: (Successor) (a) Sbarro (the “Parent”), (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate the Parent, with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the Parent on the cost method.

SBARRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited Consolidating Balance Sheet—Successor

As of July 1, 2007

(In thousands)

ASSETS

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:

Cash and cash equivalents	$11,780	$2,130	$452	$—	$14,362
Receivables
Franchise	2,305	—	—	—	2,305
Other	2,923	1,116	62	—	4,101

	5,228	1,116	62	—	6,406
Inventories	1,258	1,650	12	—	2,920
Prepaid expenses	4,764	126	3	—	4,893
Deferred tax asset	2,533	—	—	—	2,533

Total current assets	25,563	5,022	529	—	31,114

Intercompany receivables	2,223	35,576	(674)	(37,125)	—

Investment in subsidiaries	66,804	—	—	(66,804)	—

Property and equipment, net	27,458	34,233	17	—	61,708
Goodwill	218,184	—	—	—	218,184
Trademarks	234,500	—	—	—	234,500
Franchise relationships	24,300	—	—	—	24,300
Franchise agreements, net	7,288	—	—	—	7,288

Deferred financing costs, net	10,412	—	—	—	10,412

Deferred tax asset	15,684	—	—	—	15,684
Other assets	835	150	—	—	985

	$633,251	$74,981	$(128)	$(103,929)	$604,175

SBARRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited Consolidating Balance Sheet—Successor

As of July 1, 2007

(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$2,684	$4,492	$31	$—	$7,207
Accrued expenses	14,820	2,514	21	—	17,355
Accrued interest payable	7,817	—	—	—	7,817
Insurance premium financing	3,081	—	—	—	3,081
Current portion of debt	1,823	—	—	—	1,823

Total current liabilities	30,225	7,006	52	—	37,283

Intercompany payables	37,125	—	—	(37,125)	—

Deferred rent	—	991	—	—	991
Net lease agreements above market	1,164	—	—	—	1,164
Deferred tax liability	104,009	—	—	—	104,009
Long-term debt	330,720	—	—	—	330,720
Shareholders’ equity:
Common stock, $.01, 1000 shares authorized, 100 issued & outstanding	—	—	—	—	—
Additional paid in capital	133,000	68,302	—	(68,302)	133,000
(Accumulated deficit) retained earnings	(2,992)	(1,318)	(180)	1,498	(2,992)

	130,008	66,984	(180)	(66,804)	130,008

	$633,251	$74,981	$(128)	$(103,929)	$604,175

SBARRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited Consolidating Statement of Operations—Successor

For the period January 31—July 1, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$58,350	$73,174	$527	$—	$132,051
Franchise related income	6,119	—	—	—	6,119
Intercompany charges	9,897	—	(64)	(9,833)	—

Total revenues	74,366	73,174	463	(9,833)	138,170

Costs and expenses:
Cost of food and paper products	12,881	13,590	142	—	26,613
Payroll and other employee benefits	15,614	21,338	139	—	37,091
Other operating costs	21,426	26,981	197	—	48,604
Other (income) expense	(38)	(1,077)	(16)	—	(1,131)
Depreciation and amortization	3,941	3,596	1	—	7,538
General and administrative	11,047	34	180	—	11,261
Asset impairment, restaurant closings	—	209	—	—	209
Intercompany charges	—	9,833	—	(9,833)	—

Total costs and expenses	64,871	74,504	643	(9,833)	130,185

Operating income (loss)	9,495	(1,330)	(180)	—	7,985

Other (expense) income:
Interest expense	(13,363)	—	—	—	(13,363)
Interest income	392	12	—	—	404

Net other (expense) income	(12,971)	12	—	—	(12,959)

Equity in earnings of subsidiaries	(1,498)			1,498	—

Loss before income taxes	(4,974)	(1,318)	(180)	1,498	(4,974)
Income tax benefit	(1,982)	—	—	—	(1,982)

Net loss	$(2,992)	$(1,318)	$(180)	$1,498	$(2,992)

SBARRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited Consolidating Statement of Operations—Successor

For the thirteen weeks ended July 1, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$34,940	$43,687	$332	$—	$78,959
Franchise related income	3,642	—	—	—	3,642
Intercompany charges	8,127	—	(54)	(8,073)	—

Total revenues	46,709	43,687	278	(8,073)	82,601

Costs and expenses:
Cost of food and paper products	7,820	8,006	90	—	15,916
Payroll and other employee benefits	9,387	12,645	86	—	22,118
Other operating costs	12,855	16,625	125	—	29,605
Other (income) expense	347	(1,054)	1	—	(706)
Depreciation and amortization	2,534	2,088	—	—	4,622
General and administrative	6,737	22	79	—	6,838
Asset impairment, restaurant closings	—	126	—	—	126
Intercompany charges	—	8,073	—	(8,073)	—

Total costs and expenses	39,680	46,531	381	(8,073)	78,519

Operating income (loss)	7,029	(2,844)	(103)	—	4,082

Other (expense) income:
Interest expense	(8,059)	—	—	—	(8,059)
Interest income	70	2	—	—	72

Net other (expense) income	(7,989)	2	—	—	(7,987)

Equity in earnings of subsidiaries	(2,945)	—	—	2,945	—

Loss before income taxes	(3,905)	(2,842)	(103)	2,945	(3,905)
Income tax benefit	(1,542)	—	—	—	(1,542)

Net income (loss)	$(2,363)	$(2,842)	$(103)	$2,945	$(2,363)

SBARRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited Consolidating Statement of Cash Flows—Successor

For the period January 31—July 1, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net loss	$(2,992)	$(1,318)	$(180)	$1,498	$(2,992)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,941	3,596	1	—	7,538
Amortization of deferred financing costs	244	—	—	—	244
Amortization of senior note	360	—	—	—	360
Amortization of leasehold agreements	(261)	—	—	—	(261)
(Decrease) increase in deferred rent, net	—	887	—	—	887
Asset impairment, restaurant closings/remodels	—	208	—	—	208
Change in deferred tax benefit	(2,543)	—	—	—	(2,543)
Equity in earnings of subsidiaries	1,498	—	—	(1,498)	—

Changes in operating assets and liabilities, net of effects of merger:
(Increase) decrease in receivables	1,616	339	(42)	—	1,913
(Increase) decrease in inventories	43	(50)	1	—	(6)
(Increase) decrease in prepaid expenses	1,220	288	(1)	—	1,507
(Increase) decrease in other assets	(642)	1	—	—	(641)
Increase (decrease) in accounts payable and accrued expenses	1,405	(614)	87	—	878
Increase in accrued interest payable	7,817	—	—	—	7,817

Net cash (used in) provided by operating activities	11,706	3,337	(134)	—	14,909

Investing Activities:
Purchases of property and equipment	(4,282)	(1,992)	(25)	—	(6,299)
Purchase of franchise locations	—	(4,790)	—	—	(4,790)
Net cash paid for merger, net of cash acquired	(188,000)	—	—	—	(188,000)

Net cash used in investing activities	(192,282)	(6,782)	(25)	—	(199,089)

SBARRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited Consolidating Statement of Cash Flows—Successor

For the period January 31—July 1, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Financing Activities:
Proceeds from shareholders for issuance of common stock	133,000	—	—	—	133,000
Proceeds from secured term loan	183,000	—	—	—	183,000
Proceeds from senior notes	150,000	—	—	—	150,000
Paydown of predecessor’s notes	(267,000)	—	—	—	(267,000)
Repayment of secured term loan	(458)	—	—	—	(458)
Intercompany balances	(6,186)	5,575	611	—	—

Net cash (used in) provided by financing activities	192,356	5,575	611	—	198,542

Increase in cash and cash equivalents	11,780	2,130	452	—	14,362

Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$11,780	$2,130	$452	$—	$14,362

Supplemental non-cash investing activities:

On January 30, 2007, the Company transferred its interest of $5.6 million of certain non-core assets to a newly formed company owned by certain of our former shareholders.

Item 1A.	Pro Forma Financial Information (unaudited)

The unaudited pro forma condensed consolidated financial data of Sbarro is presented to show how Sbarro might have looked if the Merger together with the Financing Transactions that we describe below had occurred as of January 2, 2006 for the periods indicated below. We derived the following unaudited pro forma condensed consolidated statements of operations on an adjusted basis to give pro forma effect for the year to date ended July 1, 2007 and July 16, 2006 by applying pro forma adjustments to our historical consolidated statement of operations.

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

•	a parcel of undeveloped real property located in East Northport, New York;

•	the interests in Boulder Creek Ventures LLC and Boulder Creek Holdings, LLC, which own a 40% interest in a joint venture that operates 15 steakhouses under “Boulder Creek” and other names;

•	the interest in Two Mex-SS, LLC, which owns a 50% interest in a joint venture that operates two tex-mex restaurants under the “Baja Grill” name and

•	the elimination of certain costs and expenses related to the offices of certain previous shareholders including salaries, bonus, benefits, payroll taxes, and travel and entertainment.

The term “Financing Transactions” means, collectively, our:

•	entry into the Senior Credit Facilities;

•	issuance of $150.0 million in aggregate principal amount of Senior Notes due 2015;

•	repurchase of all of our outstanding 11% Notes; and

•	payment of all related fees and expenses.

The Financing Transactions together with the Merger and payment of the special event bonuses that are described in Note 2 to the Notes to Unaudited Consolidated Financial Statements are referred to herein as the “Transactions.” The unaudited pro forma condensed consolidated financial data should not be considered indicative of actual results that would have been achieved had the Transactions been consummated on the date or for the periods indicated and do not purport to indicate consolidated balance sheet data or statement of operations data or other financial data as of any future date or for any future period. The unaudited pro forma condensed consolidated financial data should be read in conjunction with the information contained in “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes appearing elsewhere in this report.

SBARRO INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR TWENTY SIX WEEKS ENDED JULY 1, 2007 (In thousands)

	For the Twenty six Weeks (3) Ended July 1, 2007	Withdrawn Asset Adjustments (1)		Excluding Withdrawn Assets	Transaction Adjustments (2)		Pro Forma
Revenues:
Restaurant sales	$155,645	—		$155,645	—		$155,645
Franchise related income	7,112	—		7,112	—		7,112
Real estate	323	323	a	—	—		—

Total revenues	163,080	323		162,757	—		162,757

Costs and expenses:
Cost of food and paper products	30,921	—		30,921	—		30,921
Payroll and other employee benefits	43,853	—		43,853	—		43,853
Other operating costs	57,443	—		57,443	190	f	57,633
Other (income) expense	(1,628)	—		(1,628)	—		(1,628)
Depreciation and amortization	8,810	50	a	8,760	75	a	8,835
General and administrative	14,104	288	a,b	13,816	84	b	13,900
Special event bonuses	31,395	—		31,395	(31,395)	c	—
Asset impairment, restaurant closings/remodels	283	—		283	—		283

Total costs and expenses	185,181	338		184,843	(31,046)		153,797

Operating income (loss)	(22,101)	(15)		(22,086)	31,046		8,960

Other (expense) income:
Interest expense	(15,933)	(107)	a	(15,826)	(131)	d,e	(15,957)
Interest income	512	—		512	—		512
Equity in net income of unconsolidated affiliates	12	12	c,d	—	—		—

Net other expense	(15,409)	(95)		(15,314)	(131)		(15,445)

(Loss) income before income taxes	(37,510)	(110)		(37,400)	30,915		(6,485)

Income tax benefit	(1,938)	—		(1,938)	(610)	g	(2,548)

Net income (loss)	$(35,572)	(110)		$(35,462)	31,525		$(3,937)

(1)	Reflects Withdrawn Asset Adjustments.
(2)	Reflects Transaction Adjustments.
(3)

Represents aggregate successor and predecessor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results.

See notes to unaudited condensed consolidated pro forma statements of income.

SBARRO INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR TWENTY EIGHT WEEKS ENDED JULY 16, 2006 (In thousands)

	For the Twenty eight Weeks Ended July 16, 2006	Withdrawn Asset Adjustments (1)		Excluding Withdrawn Assets	Transaction Adjustments (2)		Pro Forma
Revenues:
Restaurant sales	$164,603	$136	e	$164,467	$—		$164,467
Franchise related income	7,399	—		7,399	—		7,399
Real estate	1,384	1,384	a	—	—		—

Total revenues	173,386	1,520		171,866	—		171,866

Costs and expenses:
Cost of food and paper products	31,864	67	e	31,797	—		31,797
Payroll and other employee benefits	45,690	131	e	45,559	—		45,559
Other operating costs	60,593	31	e	60,562	681	f	61,243
Other (income) expense	(2,489)	—		(2,489)	—		(2,489)
Depreciation and amortization	8,572	325	a,e	8,247	371	a	8,618
General and administrative	16,508	2,129	a,b	14,379	102	b,c	14,481
Asset impairment, restaurant closings/remodels	313	—		313	—		313

Total costs and expenses	161,051	2,683		158,368	1,154		159,522

Operating income (loss)	12,335	(1,163)		13,498	(1,154)		12,344

Other (expense) income:
Interest expense	(16,775)	(760)		(16,015)	(878)	d.e	(16,893)
Interest income	1,270	—		1,270	—		1,270
Equity in net income of unconsolidated affiliates	151	151	c,d	—	—		—

Net other expense	(15,354)	(609)		(14,745)	(878)		(15,623)

Loss before income taxes	(3,019)	(1,772)		(1,247)	(2,032)		(3,279)

Income taxes (benefit)	714	—		714	(1,993)	g	(1,279)

Net income (loss)	$(3,733)	$(1,772)		$(1,961)	$(39)		$(2,000)

(1)	Reflects Withdrawn Asset Adjustments.
(2)	Reflect Transaction Adjustments.

See notes to unaudited condensed consolidated pro forma statements of income.

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations

(1)	Reflects the following Withdrawn Assets adjustments:

(a)	To reflect the withdrawal of the operating results of 401 Broadhollow Realty Corp. and 401 Broadhollow Fitness Center Corp., including the interest expense related to the mortgage.

(b)	To reflect the elimination of cost and expenses relating to the offices of certain previous shareholders including salaries, bonus, benefits, payroll taxes, travel and entertainment.

(c)

To reflect the withdrawal of the equity in the net income of investment interests in Boulder Creek Ventures LLC and Boulder Creek Holdings LLC which own a 40% interest in a joint venture that operates 15 steakhouses under “Boulder Creek” and other names with a book value of $5.0 million.

(d)

To reflect the equity in the net income of the withdrawal of the investment interest in Two-Mex SS, LLC, which owns a 50% interest in a joint venture that operates two tex-mex restaurants with a negative book value of $(0.3) million.

(e)	To reflect the withdrawal of the operating results of the Sbarro Cafe.

(2)	Reflects the following Transactions adjustments:

(a)	To record amortization of intangible assets and depreciation relating to the change in value of property, plant and equipment.

(b)	To record the annual management fee to MidOcean.

(c)	To eliminate the special event bonuses paid in connection with the Merger, offset by the reversal of a long-term incentive award.

(d)	To eliminate the interest expense and unamortized deferred financing fees and discount resulting from the repayment of the 11% Notes.

(e)

To record the interest expense and the amortization of deferred financing costs resulting from the issuance of the notes offered and the borrowings under the Senior Credit Facilities. In determining pro forma interest expense, we used an interest rate of 10.375% for the notes and we have assumed LIBOR is 5.32% which approximates the 2006 average LIBOR rate, to calculate pro forma interest expense for our Senior Credit Facilities (LIBOR interest rates plus 2.50%).

(f)	To adjust deferred rent in connection with the Merger and the adjustment for the lease agreements above market.

(g)	To record the tax effect of the transaction adjustment and the change in the effective tax rate from a Subchapter S Corporation filing status to a C Corporation filing status for the full period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other data and information appearing elsewhere in this report.

Executive Overview

The first half of 2007 is the combined Predecessor and Successor twenty six week period of January 1, 2007 through July 1, 2007 compared to the first half of 2006 which was the twenty eight week period of January 2, 2006 through July 16, 2006.

We believe we are the world’s leading Italian Quick Service Restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 997 units in 39 countries, with 498 company-owned units and 499 franchised units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

We operate our business through two segments. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR’s and other concepts restaurants. Our franchise restaurant segment is comprised of our franchise restaurant operations which offer opportunities worldwide for qualified operators to conduct business under the Sbarro name. Revenue from franchise operations is generated from initial franchise fees, ongoing royalties and other franchising revenue. We do not allocate indirect corporate charges to the franchise operating segment. Such costs are managed on an entity-wide basis, and the information to reasonably allocate such cost is not readily available. We do not allocate assets by segment because our chief operating decision makers do not review the assets by segment to assess performance as the assets are managed on an entity-wide basis.

Commencing in 2003, we initiated a program to reorganize management, revitalize units and operations and re-launch historic growth, addressing numerous external and internal pressures, which had resulted in deteriorating performance from 2001 to 2003. We saw increased sales in all areas of our business as we moved through 2004 to 2007. Mall traffic has increased as retailers, particularly high end mall-based retailers, are serving more customers. In addition, during 2004, we re-energized our QSR operations while continuing to provide a quality product coupled with quality service. The increase in mall traffic, combined with menu innovation and selective price increases, improvements in operational controls and upgraded store management at all levels produced increased sales and earnings. We believe that the combination of our re-energized QSR restaurants and continued growth in our franchise based business should lead to continued improvements in both revenue and profit.

Restaurant Expansion

The following table summarizes the number of company-owned and franchised restaurants in operation during each indicated period:

	13 weeks ended 7/1/07	12 weeks ended 7/16/06	26 weeks ended 7/1/07	28 weeks ended 7/16/06
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
Company-owned Sbarro restaurants:
Open at beginning of period	484	490	485	502
Opened during period	8	1	10	1
Acquired from franchisees during period	10	1	11	2
Closed during period	(4)	(4)	(8)	(17)

Open at end of period	498	488	498	488

Franchised Sbarro restaurants (1):
Open at beginning of period	489	445	478	437
Opened during period	25	18	40	37
Transferred to Sbarro during period	(10)	(1)	(11)	(2)
Closed during period	(5)	(8)	(8)	(18)

Open at end of period	499	454	499	454

All restaurants
Open at beginning of period	973	935	963	939
Opened during period	33	19	50	38
Closed during period	(9)	(12)	(16)	(35)

Open at end of period	997	942	997	942

(1)	Franchised Sbarro restaurants exclude kiosks and vending machines.

Seasonality

Revenues are highest in our fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Our annual revenues and earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year’s Day and the number of weeks in our fourth quarter.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” we annually test for goodwill and intangible assets with indefinite lives during the fourth quarter of our fiscal year unless evidence of an impairment necessitates earlier testing.

Summary Financial Information (Dollars in millions)

	13 weeks ended 7/1/07 (1)	12 weeks ended 7/16/06	26 weeks ended 7/1/07	28 weeks ended 7/16/06
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
Comparable QSR-owned sales (2)	$73.6	$67.1	$145.8	$156.7
Comparable QSR-owned sales-percentage change vs. prior comparable period (2)	3.0%	3.7%	2.9%	5.0%
Franchise location sales	$80.0	$63.9	$156.5	$146.1
Franchise revenues	$3.6	$3.0	$7.1	$7.4
Cost of food and paper products as a percentage of restaurant sales	20.2%	19.3%	19.9%	19.4%
Payroll and other benefits as a percentage of restaurant sales	28.0%	27.8%	28.2%	27.8%
Other operating expense as a percentage of restaurant sales	37.5%	37.1%	36.9%	36.8%
General and administrative costs as a percentage of revenues	8.3%	9.3%	8.6%	9.5%
Provision for asset impairment and restaurant closings/remodels	$0.1	$0.2	$0.3	$0.3
EBITDA (1), (3)	$8.7	$9.0	$(13.3)	$21.1

(1)

Our 2007 second quarter presented consisted of thirteen weeks, while our 2006 second quarter presented consisted of twelve weeks. The one week difference generated approximately $6.3 million in revenue and $1.3 million in EBITDA. Year to date second quarter 2007 presented consisted of twenty six weeks combined Predecessor and Successor. Our 2006 year to date second quarter presented consisted of twenty eight weeks. The additional two weeks of operations in 2006 generated approximately $12.7 million in revenue and $1.7 million in EBITDA.

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

The following table reconciles EBITDA to our net loss for each of the periods presented, which we believe is the most direct comparable GAAP financial measure to EBITDA (in thousands):

	Successor January 31- July 1, 2007	Predecessor January 1- January 30, 2007	Combined(1) 26 Weeks Ended July 1, 2007	28 Weeks Ended July 16, 2006
EBITDA	$15,523	$(28,802)	$(13,279)	$21,058
Interest expense	(13,363)	(2,570)	(15,933)	(16,775)
Interest income	404	108	512	1,270
Income tax (expense) benefit	1,982	(44)	1,938	(714)
Depreciation and amortization	(7,538)	(1,272)	(8,810)	(8,572)

Net loss	$(2,992)	$(32,580)	$(35,572)	$(3,733)

(1)

The combined results of the Successor and Predecessor for the periods in 2007 does not comply with generally accepted accounting principles; however, we believe that this provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

	13 Weeks Ended July 1, 2007	12 Weeks Ended July 16, 2006
EBITDA	$8,704	$9,036
Interest expense	(8,059)	(7,094)
Interest income	72	634
Income tax (expense) benefit	1,542	(300)
Depreciation and amortization	(4,622)	(3,534)

Net loss	$(2,363)	$(1,258)

SBARRO, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	GAAP		GAAP	“Combined”	Pro Forma
	For the period January 31 through July 1, 2007	For the period January 1 through January 30, 2007	Twenty eight weeks ended July 16, 2006	Twenty six weeks ended July 1, 2007 *	Twenty six weeks ended July 1, 2007	Twenty eight weeks ended July 16, 2006
	SUCCESSOR	PREDECESSOR	PREDECESSOR
Revenues:
Restaurant sales	$132,051	$23,594	$164,603	$155,645	$155,645	$164,467
Franchise related income	6,119	993	7,399	7,112	7,112	7,399
Real estate	—	323	1,384	323	—	—

Total revenues	138,170	24,910	173,386	163,080	162,757	171,866

Costs and expenses:
Cost of food and paper products	26,613	4,308	31,864	30,921	30,921	31,797
Payroll and other employee benefits	37,091	6,762	45,690	43,853	43,853	45,559
Other operating costs	48,604	8,839	60,593	57,443	57,633	61,243
Other (income) expense	(1,131)	(497)	(2,489)	(1,628)	(1,628)	(2,489)
Depreciation and amortization	7,538	1,272	8,572	8,810	8,835	8,618
General and administrative	11,261	2,843	16,508	14,104	13,900	14,481
Special event bonuses	—	31,395	—	31,395	—	—
Asset impairment and restaurant closings/remodels	209	74	313	283	283	313

Total costs and expenses	130,185	54,996	161,051	185,181	153,797	159,522

Operating income (loss)	7,985	(30,086)	12,335	(22,101)	8,960	12,344

Other (expense) income:
Interest expense	(13,363)	(2,570)	(16,775)	(15,933)	(15,957)	(16,893)
Interest income	404	108	1,270	512	512	1,270
Equity in net income (loss) of unconsolidated affiliates	—	12	151	12	—	—

Net other expense	(12,959)	(2,450)	(15,354)	(15,409)	(15,445)	(15,623)

Loss before income taxes	(4,974)	(32,536)	(3,019)	(37,510)	(6,485)	(3,279)

Income tax expense (benefit)	(1,982)	44	714	(1,938)	(2,548)	(1,279)

Net loss	$(2,992)	$(32,580)	$(3,733)	$(35,572)	$(3,937)	$(2,000)

*

The combined results of the successor and predecessor for the periods in 2007 do not comply with generally accepted accounting principles; however, we believe these results provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

We operate two business segments. Our company-owned restaurant segment is comprised of the operating activities of our company owned QSR restaurants and other concept restaurants. Our franchise restaurant segment offers franchise opportunities worldwide for qualified operators to conduct business under the Sbarro name. Revenue from franchise operations is generated from initial franchise fees, ongoing royalties and other franchising revenue.

We do not allocate indirect corporate charges to the franchise operating segment. Such costs are managed on an entity-wide basis as the information to reasonably allocate such costs is not readily available.

We do not allocate assets by segment because our chief operating decision makers do not review the assets by segment to assess the segments’ performance as the assets are managed on an entity-wide basis.

Second Quarter 2007 Versus Second Quarter 2006

The following table sets forth the information concerning the revenue and operating income, before unallocated costs, of each of our company-owned and franchise restaurant segments for the thirteen weeks ended July 1, 2007 (Successor) and the twelve weeks ended July 16, 2006 (Predecessor) (in thousands):

	Company Owned Restaurants (1)	Franchise Restaurants	Totals
2007 (Successor)
Total revenue	$78,959	$3,642	$82,601

Operating income before unallocated costs	$7,279	$2,525	$9,804

Unallocated costs and expenses (2)			5,722

Operating income			$4,082

2006 (Predecessor)
Total revenue	$71,332	$2,961	$74,293

Operating income before unallocated costs	$9,378	$2,045	$11,423

Unallocated costs and expenses (2)			6,022

Operating income			$5,401

(1)	Total revenue includes restaurant sales in the Successor period and restaurant sales and real estate revenues in the Predecessor period.
(2)	Represents certain general and administrative expenses that are not allocated to a segment.

Sales by QSR and consolidated other concept restaurants was $79.0 million for the thirteen weeks ended July 1, 2007 compared to $70.8 million for the twelve weeks ended July 16, 2006. The one week difference generated sales of $6 million. The increase in sales in 2007 resulted from same store sales growth of 3.0%. Second quarter 2006 real estate revenue was $.5 million. We transferred our interests in the real estate secured by the mortgage and our obligations under the related mortgage to a company owned by certain of our former shareholders in connection with the Merger.

Franchise related revenues were $3.6 million for the second quarter of 2007 as compared to $3.0 million in the second quarter of 2006. The one week difference in 2007 generated revenues of approximately $.3 million. The increase in 2007 is due to additional royalties for new franchise restaurants opened in 2007 versus 2006. Comparable unit sales for the thirteen week period increased 4.6% for domestic locations and 3.7% for international locations.

Cost of food and paper products as a percentage of restaurant sales increased to 20.2% for the thirteen weeks ended July 1, 2007 from 19.3% for the twelve weeks ended July 16, 2006. The cost of cheese in the second quarter of 2007 averaged approximately $1.75 per pound compared to an average of approximately $1.37 per pound in the second quarter of 2006. This $.38 per pound increase in cheese cost accounted for $.7 million or 1.0% of the increased cost.

Payroll and other employee benefits, as a percentage of restaurant sales, increased to 28.0% in the second quarter of 2007 from 27.8% in the second quarter of 2006. The increase was primarily related to wage increases and increased payroll associated with new stores opened in the second quarter 2007.

Other operating costs as a percentage of restaurant sales increased to 37.5% in the second quarter 2007 as compared to 37.1% in the second quarter of 2006. The increase is due to increased occupancy costs, in part due to changes in deferred rent charges due to the Merger.

Other income was $.7 million for the second quarter of 2007 as compared to $1.4 million for the second quarter of 2006. The $.7 million decrease is primarily due to a decrease in certain rebates we receive on franchisee’s level of purchases.

General and administrative expenses were $6.8 million in the second quarter 2007 as compared to $6.9 million in the second quarter of 2006. The one week difference generated approximately $.3 million of expense. Expenses of $.7 million in 2006 related to our former shareholders were eliminated as a result of the Merger. An additional $.2 million was included in 2006 relating to a long-term special incentive. Management fees of $.3 million are including in 2007. General and administrative expenses were relatively flat after considering these items.

Interest expense of $8.1 million for the second quarter of 2007 is primarily related to the Senior Notes and Term Loan. Included in interest expense in the second quarter 2007 was amortization of deferred financing costs for the new debt of $.4 million. Interest expense of $7.1 million for the second quarter of 2006 related to the 11%, $255 million senior notes we issued to finance our going private transaction and the 8.4%, $16 million mortgage loan on our corporate headquarters. In connection with the Merger, the 11% Notes were redeemed and the mortgage loan and interests in the building were transferred to a company owned by certain of our former shareholders.

Equity in the net income of unconsolidated affiliates represented our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. In connection with the Merger, our interests in these unconsolidated affiliates were transferred to a company owned by certain of our former shareholders.

In the second quarter of 2007, we were taxed as a C corporation. The income tax benefit was $1.5 million for the second quarter 2007. Our effective tax rate was 39% for the period. In the second quarter 2006, we were taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions. Under the provisions of Subchapter S, substantially all taxes on our income were paid by our shareholders rather than us. Our net tax expense was $.3 million for the second quarter of 2006.

Year to Date 2007 Versus 2006

The following table sets forth the information concerning the revenue and operating income, before unallocated costs, of each of our company owned and franchise restaurant segments for the period January 31 through July 1, 2007 (Successor) and the period January 1, 2007 through January 31, 2007 (Predecessor) and the twenty eight weeks ended July 16, 2006 (Predecessor) (in thousands):

	Company Owned Restaurants (1)	Franchise Restaurants	Totals
January 31- July 1, 2007 (Successor)
Total revenue	$132,051	$6,119	$138,170

Operating income before unallocated costs	$13,130	$4,031	$17,161

Unallocated costs and expenses (2)			9,176

Operating income			$7,985

January 1- January 30, 2007 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating income before unallocated costs	$3,160	$594	$3,754

Unallocated costs and expenses (2)			33,840

Operating loss			$(30,086)

2006 (Predecessor)
Total revenue	$165,987	$7,399	$173,386

Operating income before unallocated costs	$21,451	$5,201	$26,652

Unallocated costs and expenses (2)			14,317

Operating income			$12,335

(1)	Total revenue includes restaurant sales in the Successor period and restaurant sales and real estate in the Predecessor period.
(2)	Represents certain general and administrative expenses that are not allocated to a segment.

Sales by QSR and consolidated other concept restaurants was $155.6 million for the combined twenty six weeks ended July 1, 2007 compared to $164.6 million for the twenty eight weeks ended July 16, 2006. The two additional weeks generated sales of $12 million. The increase in sales in 2007 resulted from same store sales increase of 2.9% partially offset by sales of stores closed in 2006 in excess of stores opened. Predecessor real estate revenue was $.3 million in the first half of 2007 and first half of 2006 real estate revenue was $1.4 million. We transferred our interests in the real estate to a company owned by certain of our former shareholders in connection with the Merger. We believe that the improvement in comparable unit sales was due to improved economic conditions in the United States, improvement in our operational controls, upgraded field and store management combined with higher check averages and selective price increases.

Franchise related revenues were $7.1 million for the combined year to date 2007 as compared to $7.4 million in the year to date 2006. The two additional weeks generated revenues of approximately $.7 million. Excluding this amount from the 2006 period, the increase for the comparable twenty six weeks in 2007 is due to increased franchise fees for new franchise restaurants in 2007. Comparable unit sales for the twenty six week period in 2007 increased 4.5% for domestic locations and 5.3% for international locations.

Cost of food and paper products as a percentage of restaurant sales was 19.9% for the combined first half of 2007 compared to 19.4% in 2006. The cost of cheese in the combined first half of 2007 averaged approximately $1.64 per pound compared to an average of approximately $1.43 per pound in the first half of 2006. This $.21 per pound increase in cheese cost accounted for $.8 million or .5% of the increased cost.

Payroll and other employee benefits, as a percentage of restaurant sales, increased to 28.2% in the combined first half of 2007 from 27.8% in the first half of 2006. The increase was primarily related to wage increases and increased payroll associated with new stores opened in the first half of 2007.

Other operating costs as a percentage of restaurant sales remained relatively flat at 36.9% in the combined first half of 2007 as compared to 36.8% in the first half of 2006.

Other income was $1.6 million for the combined first half of 2007 as compared to $2.5 million for the first half of 2006. Other income for the additional two weeks in 2006 were approximately $.3 million. The remaining decrease is primarily due to a decrease in certain rebates we received based on franchisee’s level of purchases.

General and administrative expenses were $14.1 million in the combined first half of 2007 compared to $16.5 million in the first half of 2006. The additional two weeks generated approximately $.6 million of expense. Expenses of $.2 million in 2007 and $1.6 million in 2006 related to our former shareholders were eliminated as a result of the Merger. An additional $.4 million was included in 2006 relating to a long-term special incentive. Management fees of $.4 million are included in 2007. General and administrative expenses for the comparable twenty six week periods were flat after considering these items.

Predecessor special event bonuses of $31.4 million in combined first half of 2007 relates to the Merger.

Interest expense of $15.9 million for the combined first half of 2007 related primarily to the Senior Notes and Term Loan and included $.6 million amortization of deferred financing costs for the new debt. $16.8 million of interest expense for the first half of 2006 related to the 11%, $255 million senior notes we issued to finance our going private transaction and the 8.4%, $16 million mortgage loan on our corporate headquarters. In connection with the Merger, the 11% Notes were redeemed and the mortgage loan and interests in the building were transferred to a company owned by certain of our former shareholders.

Equity in the net income of unconsolidated affiliates represented our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. In connection with the Merger, our interests in these unconsolidated affiliates were transferred to a company owned by certain of our former shareholders.

In the 2007 Successor periods, we are taxed as a C corporation. The income tax benefit was $2.0 million for the period January 31 through July 1, 2007. Our effective tax rate was 39% for the period. In 2006, we were taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions. Under the provisions of Subchapter S, substantially all taxes on our income were paid by our shareholders rather than us. Our net tax expense was $.7 million for the first half of 2006.

Liquidity and Capital Resources

Principal Cash Requirements and Sources

Our liquidity requirements relate to debt service, capital expenditures, working capital, investments in other ventures, and acquisitions. We estimate that our annual cash interest expense under the Senior Notes and Senior Credit Facilities that we put into place in connection with the Merger will be approximately $30 million. We also may incur additional interest expense for borrowings under our line of credit. The Senior Credit Facilities require us to prepay outstanding borrowings, subject to certain exceptions, with (a) 50% of our annual excess cash flow (subject to stepdowns based upon our total leverage ratio); (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) if we do not commit to reinvest such proceeds in accordance with the terms of the Senior Credit Facilities within 365 days of the event giving rise thereto (or, to the extent we have entered into a commitment to reinvest such proceeds within such time period to the extent such amounts are actually reinvested, within six months of the expiration of such 365 days); and (c) 100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Senior Credit Facilities. We are not required to make principal payments, absent the occurrence of certain events, on our Senior Notes until they mature in 2015. We believe that aggregate capital expenditures for all of 2007 will approximate $15 million. Additionally, we bought back franchise and purchased other locations for approximately $4.8 million year to date in 2007.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Senior Credit Facilities will be adequate to meet our liquidity needs for at least the next twelve months.

Contractual Obligations

We enter into various agreements that result in contractual payment obligations in connection with our business activities. These obligations primarily relate to our financing arrangements and leases of real property for our company-owned restaurants.

The following table presents our contractual obligations as of July 1, 2007:

Dollars in million	2008	2009	2010	2011	2012	Thereafter	Total (5)
10.375% Senior Notes (1)	$—	$—	$—	$—	$—	$150.0	$150.0
Senior Credit Facility (2)	1.8	1.8	1.8	1.8	1.8	172.6	181.6
Estimated Interest Expense on Long-Term Debt	30.3	30.1	30.0	29.9	29.7	64.2	214.2
Letters of Credit (3)	3.8	—	—	—	—	—	3.8
Operating Leases (4)	52.9	46.7	40.8	35.2	30.7	85.4	291.7

	$88.8	$78.6	$72.6	$66.9	$62.2	$472.2	$841.3

(1)	There are no principal repayment obligations under the Senior Notes until 2015.
(2)	Principal amortization payments of .25% of initial principal are due quarterly beginning second quarter 2007.
(3)

Represents our maximum reimbursement obligations to the issuer of the letters of credit in the event the letters of credit are drawn upon. The letters of credit generally are issued instead of cash security deposits under operating leases or to guarantee construction costs for Sbarro or other concept locations. All of the standby letters of credit supporting leases are renewable annually through the expiration of the related lease terms. If not renewed, the beneficiary may draw upon the letters of credit as long as the underlying obligation remains outstanding.

(4)	Does not reflect the impact of renewals of operating leases that are scheduled to expire during the periods indicated. Includes franchise lease guarantees and the lease on our corporate headquarters.
(5)

Does not include an amount we agreed to pay the former shareholders for any incremental tax benefit of deductions generated by the repurchase of our 11% Notes or payment of the special event bonuses. The payment is due within 15 days of the filing of the US tax return that claims these additional deductions.

Historically, we had not purchased or entered into interest rate swaps of future, forward, option or other instruments designed to hedge against changes in interest rates, the price of commodities we purchase or the value of foreign currencies. Subsequent to the Merger, we entered into an Interest Rate Cap Letter Agreement with a bank for our Senior Credit Facility. This agreement caps our Libor rate at 6.00% through February 2009 and 6.50% through February 2010.

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

The Senior Notes are senior unsecured obligations of ours and are guaranteed by all of our current and future domestic subsidiaries and rank equally in right of payment with all existing and future senior indebtedness of ours. The Senior Notes are effectively subordinated to all secured indebtedness of ours, to the extent of the collateral securing such indebtedness, including the Senior Credit Facilities. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have prior claim to those of our assets that constitute their collateral. The Senior Notes are structurally subordinated to all existing and future indebtedness, and other liabilities of our subsidiaries that do not guarantee the Senior Notes. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims in full from the assets of those subsidiaries before any assets are made available for distribution to us. The Senior Notes are senior in right of payment to any future subordinated obligations of ours.

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

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital as of the end of the first half of 2007 and 2006 and the sources and uses of our cash flows during the first half of each of those years:

	Period Jan. 31 - July 1, 2007	Period Jan. 1 - Jan. 30, 2007	Twenty eight Weeks ended July 16, 2006
	(Successor)	(Predecessor)	(Predecessor)
	(in millions)
Liquidity at the end of period
Cash and cash equivalents	$14.4	$11.0	$64.1
Working capital	(6.2)	(49.2)	42.0

Net cash flows for the period
Provided by (used in) operating activities	14.9	(5.3)	(2.6)
Used in investing activities	(199.0)	(1.7)	(6.2)
Provided by (used in) financing activities	198.5	(70.6)	(.1)

Net increase (decrease) in cash	$14.4	$(77.6)	$(8.9)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations.

Net cash provided by operating activities was $14.9 million for the Successor period January 31 through July 1, 2007 as compared to $5.3 million used in the Predecessor period January 1 through January 30, 2007 and $2.6 million used during the twenty eight weeks ended July 16, 2006. The change in net cash provided by operating activities is primarily related to an increase in accrued interest payable of $7.8 million and a decrease in accounts receivable and prepaid expenses of $3.4 million.

Net cash used in investing activities has historically been primarily for capital expenditures and was $199.0 million for the Successor period January 31 through July 1, 2007. The net cash used represents the net cash paid for the merger, capital expenditures of $6.3 million and buy back of franchise and other locations of $4.8 million. Net cash used was $1.7 million for the Predecessor period January 1 through January 30, 2007 and was $6.2 million for the twenty eight weeks ended July 16, 2006. Capital expenditures were utilized primarily for restaurant openings and renovation activity.

Net cash provided by financing activities was $198.5 million for the Successor period January 31 through July 1, 2007. The net cash represents proceeds from injected capital, the proceeds from the new debt and paydown of the old debt. Net cash used in financing activities for the Predecessor period January 1 through January 30, 2007 of $70.6 million represents dividends to sellers net of repayments of officer loans.

Critical Accounting Policies

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Accounting policies often require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the thirteen weeks ended July 1, 2007, there were no material changes in the accounting policies whose application may have the most significant effect on our reported results of operations or financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position from those discussed under the heading “Critical Accounting Policies”, in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Quarterly Report on Form 10-Q for the period ending April 1, 2007.

Recent Accounting Pronouncements

SFAS 157:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and based upon our preliminary analysis, it will not have a material effect on our consolidated financial statements.

EITF Issue No. 06-3:

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06–3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06–3 is effective for interim and annual reporting periods beginning after December 15, 2006. We had been accounting for sales tax as net and upon the adoption of EITF Issue No. 06-03 in the first quarter of Fiscal 2007 we continued to present as net.

SFAS 159:

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any of the Company’s eligible items and have not yet determined the impact, if any, on our consolidated financial statements.

FIN 48:

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

As permitted by FIN 48, we also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At July 1, 2007, we do not have accrued interest and penalties related to any unrecognized tax benefits. As we were taxed as a subchapter S corporation prior to the Merger, we do not believe we have taken any uncertain tax positions for our Successor period January 31, 2007 through July 1, 2007. The years subject to potential audit varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include New York, California, Florida, Texas and Ohio.

Certain Relationships and Transactions

During the second quarter of 2007, there were no Certain Relationships and Transactions in addition to those discussed under the heading “Certain Relationships and Related Transactions” in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Quarterly Report on Form 10-Q for the period ending April 1, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain risks, which exists as part of our ongoing business operations.

Interest Rate Risk

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

The interest rate on borrowings under our Senior Credit Facilities is floating and, therefore, is subject to fluctuations. In general, borrowings under the Senior Credit Facilities bear interest based, at our option, on either the Eurodollar rate or an alternative base rate (“ABR”), in each case plus a margin. The applicable margin will be based on our total leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) at the time of determination. Currently, our rate of interest for borrowings under the Senior Credit Facilities is LIBOR plus 2.50% or ABR plus 1.50%. A 1% change in our current rate would have an annual effect of approximately $1.8 million.

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

Foreign Exchange Rate Risk

All of our transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, reducing the risks in the changes of the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.

Item 4. Controls and Procedures

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. As there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our Company have been detected. Inherent limitations include human errors or misjudgments. Controls also can be circumvented by the intentional acts of individuals or groups.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of l934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the twenty six weeks ended July 1, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We discuss our Legal Proceedings in Note 4 to the Notes to Unaudited Consolidated Financial Statements.

Item 1A.  Risk Factors

The risk factors included in our Quarterly Report on Form 10-Q for the period ending April 1, 2007 have not materially changed. You should consider carefully the risks described under Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ending April 1, 2007. The risks and uncertainties described in our Quarterly Report on Form 10-Q for the period ending April 1, 2007 are not the only ones that may affect us. If any of the events described actually occur, our business and financial results could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

   None.

Item 3.	Default upon senior securities

   None.

Item 4.	Submission of matters to a vote of security holders

   None.

Item 5.	Other information

   None.

Item 6.	Exhibits

Exhibit Number	Description
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SBARRO, INC.

Registrant

Date: August 14, 2007	By:	/s/ Peter Beaudrault
Peter Beaudrault,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Anthony J. Puglisi
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