Form 10-Q
period 2007-09-30
SBARRO INC
filed 2007-11-14
CIK 766004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2007	Commission file number 333-142081

SBARRO, INC.

(Exact name of registrant as specified in its Charter)

NEW YORK	11-2501939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

401 Broad Hollow Road, Melville, New York	11747-4714
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 715-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of Common Stock of the registrant outstanding as of November 14, 2007 was 100.

SBARRO, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION	PAGES

Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets (unaudited)—September 30, 2007 (Successor) and December 31, 2006 (Predecessor)	3-4

Consolidated Statements of Operations (unaudited)—Period January 31 through September 30, 2007 (Successor) and the period January 1 through January 30, 2007 (Predecessor) and Forty weeks ended October 8, 2006 (Predecessor) and the Thirteen weeks ended September 30, 2007 (Successor) and Twelve weeks ended October 8, 2006 (Predecessor)

5-6

Consolidated Statements of Cash Flows (unaudited)—Period January 31 through September 30, 2007 (Successor) and the period January 1 through January 30, 2007 (Predecessor) and Forty Weeks ended October 8, 2006 (Predecessor)

7-8

Notes to Unaudited Consolidated Financial Statements	9

Pro Forma Financial Statements (unaudited)	25

Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Quantitative and Qualitative Disclosures About Market Risk	44

Controls and Procedures	45

PART II. OTHER INFORMATION	46

Part I – Financial Information

Item 1. Consolidated Financial Statements

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

(In thousands)

	September 30, 2007	December 31, 2006
	SUCCESSOR	PREDECESSOR

Current assets:
Cash and cash equivalents	$13,515	$88,627
Receivables, net of allowance for doubtful accounts of $0 at September 30, 2007 and $263 at December 31, 2006, respectively:
Franchise	2,566	2,868
Other	4,156	5,259

	6,722	8,127
Loans receivable from shareholders	—	5,585
Inventories	2,823	3,233
Prepaid expenses	4,377	3,147
Deferred tax asset, current portion	4,577	—

Total current assets	32,014	108,719
Property and equipment, net	61,604	78,953
Intangible assets:
Goodwill	205,311	9,204
Trademarks	248,000	195,916
Franchise relationships	24,300	—
Franchise agreements, net	6,817	—
Deferred financing costs, net	10,344	2,616
Deferred tax asset	8,079	—
Other assets	1,397	7,797

	$597,866	$403,205

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

LIABILITIES & SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except share data)

	September 30, 2007	December 31, 2006
	SUCCESSOR	PREDECESSOR

Current liabilities:
Accounts payable	$6,126	$9,818
Accrued expenses	22,478	29,045
Accrued interest payable	3,889	8,223
Insurance premium financing	2,289	1,087
Current portion of debt	1,830	216

Total current liabilities	36,612	48,389
Deferred rent	1,182	8,366
Lease agreements above (below) market, net	1,004	—
Deferred tax liability	98,302	—
Long-term debt, net of original issue discount at December 31, 2006	330,255	268,694
Commitments and contingencies
Shareholders’ equity:
Preferred stock, none authorized or issued at September 30, 2007; $1 par value 1,000,000 authorized, none issued at December 31, 2006	—	—
Common stock
Authorized 1,000, issued and outstanding 100 shares at September 30, 2007, $.01 par value.
Authorized 40,000,000 shares; $.01 par value issued & outstanding 7,064,328 shares at December 31, 2006	—	71
Additional paid-in capital	133,000	10
(Accumulated deficit) retained earnings	(2,489)	77,675

	130,511	77,756

	$597,866	$403,205

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	For the period January 31 through September 30, 2007	For the period January 1 through January 30, 2007	For the forty weeks ended October 8, 2006
	SUCCESSOR	PREDECESSOR	PREDECESSOR

Revenues:
Restaurant sales	$219,098	$23,594	$240,128
Franchise related income	10,067	993	10,678
Real estate	—	323	1,741

Total revenues	229,165	24,910	252,547
Costs and expenses:
Cost of food and paper products	44,621	4,308	46,428
Payroll and other employee benefits	60,092	6,762	65,736
Other operating costs	79,201	8,839	87,131
Other (income) expense	(1,924)	(497)	(3,322)
Depreciation and amortization	12,289	1,272	12,371
General and administrative	18,406	2,843	23,194
Special event bonuses	—	31,395	—
Asset impairment, restaurant closings/remodels	334	74	474

Total costs and expenses	213,019	54,996	232,012

Operating income (loss)	16,146	(30,086)	20,535

Other (expense) income:
Interest expense	(21,036)	(2,570)	(23,782)
Interest income	461	108	2,001
Equity in net income of unconsolidated affiliates	—	12	153

Net other expense	(20,575)	(2,450)	(21,628)

Loss before income taxes	(4,429)	(32,536)	(1,093)

Income tax (benefit) expense	(1,940)	44	580

Net loss	$(2,489)	$(32,580)	$(1,673)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	For the thirteen weeks ended September 30, 2007	For the twelve weeks ended October 8, 2006
	SUCCESSOR	PREDECESSOR

Revenues:
Restaurant sales	$87,047	$75,525
Franchise related income	3,948	3,279
Real estate	—	357

Total revenues	90,995	79,161
Costs and expenses:
Cost of food and paper products	18,008	14,564
Payroll and other employee benefits	23,001	20,046
Other operating costs	30,597	26,538
Other (income) expense	(793)	(833)
Depreciation and amortization	4,751	3,799
General and administrative	7,145	6,686
Asset impairment, restaurant closings/remodels	125	161

Total costs and expenses	82,834	70,961

Operating income	8,161	8,200

Other (expense) income:
Interest expense	(7,673)	(7,007)
Interest income	57	731
Equity in net income of unconsolidated affiliates	—	2

Net other expense	(7,616)	(6,274)

Income before income taxes	545	1,926

Income taxes (benefit)	42	(134)

Net income	$503	$2,060

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the period January 31 through September 30, 2007	For the period January 1 through January 30, 2007	For the forty weeks ended October 8, 2006
	SUCCESSOR	PREDECESSOR	PREDECESSOR

Operating Activities:
Net loss	$(2,489)	$(32,580)	$(1,673)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,289	1,272	12,371
Amortization of deferred financing costs	671	80	739
Amortization of bond discount	—	32	292
Amortization of leasehold agreements (above) below market, net	(421)	—	—
Provision for doubtful accounts receivable	—	—	130
Increase (decrease) in deferred rent, net of tenant allowance	1,479	(117)	(39)
Asset impairment and restaurant closings/remodels	334	74	474
Change in deferred tax benefit	(2,689)	—	—
Gain on sale of restaurant property and equipment	—	—	(180)
Equity in net income of unconsolidated affiliates	—	(12)	(153)
Changes in operating assets and liabilities, net of effects of merger:
Decrease (increase) in receivables	1,546	394	(902)
Decrease in inventories	90	319	1
Decrease (increase) in prepaid expenses	1,232	(1,434)	(4,114)
(Increase) decrease in other assets	(720)	871	328
Increase (decrease) in accounts payable and accrued expenses	4,204	23,474	(4,904)
Increase (decrease) in accrued interest payable	3,890	2,337	(6,414)

Net cash provided by (used in) operating activities	19,416	(5,290)	(4,044)

(Continued)

See notes to unaudited consolidated financial statements

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the period January 31 through September 30, 2007	For the period January 1 through January 30, 2007	For the forty weeks ended October 8, 2006
	SUCCESSOR	PREDECESSOR	PREDECESSOR

Investing Activities:
Purchases of property and equipment	(10,816)	(1,691)	(10,694)
Purchase of franchise & other locations	(4,790)	—	—
Investment in joint ventures	(380)	—	—
Proceeds from sale of restaurant property & equipment	—	—	1,433
Contributions from partners to joint ventures	—	—	250
Cash paid for merger, net of cash acquired	(177,000)	—	—

Net cash used in investing activities	(192,986)	(1,691)	(9,011)

Financing Activities:
Proceeds from shareholders for issuance of common stock	133,000	—	—
Proceeds from secured term loan	183,000	—	—
Proceeds from senior notes	150,000	—	—
Paydown of Predecessor's Notes	(267,000)	—	—
Debt Issue Costs	(11,000)	—	—
Repayment of secured term loan	(915)	—	—
Mortgage principal repayments	—	(17)	(163)
Dividends to sellers	—	(76,159)	—
Repayment of loans by officers	—	5,530	7

Net cash provided by (used in) financing activities	187,085	(70,646)	(156)

Increase (decrease) in cash and cash equivalents	13,515	(77,627)	(13,211)
Cash and cash equivalents at beginning of period	—	88,627	73,089

Cash and cash equivalents at end of period	$13,515	$11,000	$59,878

Supplemental non-cash investing activities:

On January 30, 2007, the Company transferred its interest of $5.6 million of certain non-core assets to a newly formed company owned by certain of our former shareholders as a dividend.

See notes to unaudited consolidated financial statements

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Basis of presentation:

As a result of the Merger, which we discuss below, we are required to present our results for the year to date third quarter of 2007 as two separate periods. Our Predecessor financial period refers to the period from January 1 through January 30, 2007 which was prior to consummation of the Merger. Our Successor financial period refers to the period from January 31 through September 30, 2007 following consummation of the Merger.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at September 30, 2007 (Successor) and our consolidated results of operations and cash flows for the period January 1, 2007 through January 30, 2007 (Predecessor) and the period January 31, 2007 through September 30, 2007 (Successor) and the forty weeks ended October 8, 2006 (Predecessor) have been included. The Predecessor and Successor results for the year to date third quarter of 2007 if combined represent thirty nine weeks while the results for the year to date third quarter of 2006 represent forty weeks. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year.

2. The Merger:

On January 31, 2007, entities controlled by MidOcean Partners III, LP, a private equity firm, and certain of its affiliates (“MidOcean”) acquired the Company, pursuant to an agreement and plan of merger (“Merger Agreement”). MidOcean SBR Acquisition Corp., an indirect, wholly-owned subsidiary of MidOcean SBR Holdings, LLC (“Holdings”), merged with and into the Company (the “Merger”), with the Company surviving the Merger. In the Merger, our former shareholders received consideration of $450 million in cash, subject to certain adjustments, in exchange for all of their shares of Company common stock, and Sbarro Holdings LLC, a wholly-owned subsidiary of Holdings and the parent of MidOcean SBR Acquisition Corp., acquired all of our outstanding shares of common stock.

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

•	a parcel of undeveloped real property located in East Northport, New York;

•	the interests in Boulder Creek Ventures, LLC and Boulder Creek Holdings, LLC, which own a 40% interest in a joint venture that operates 15 steakhouses under “Boulder Creek” and other names; and

•	the interest in Two Mex-SS, LLC, which owns a 50% interest in a joint venture that operates two tex-mex restaurants under the “Baja Grill” name.

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

Our unaudited consolidated financial statements as of September 30, 2007 include estimated fair value of intangible assets with indefinite lives of (a) trademarks of $248.0 million; (b) franchise relationships of $24.3 million and (c) goodwill of $205.3 million. Also included in our financial statements is a franchise agreement intangible of $8.0 million with an estimated remaining life of eight years. The franchise agreement intangible is amortized using a method that reflects the pattern in which the economic benefit of the assets will be consumed in the future. Other fair value adjustments include a net decrease to Property, Plant and Equipment of approximately $1.0 million with an average remaining useful life of approximately four years and a liability for our lease agreements that are above or below market for approximately $1.4 million which will be amortized over the respective lease terms.

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

Assets:
Cash and cash equivalents	$11.0
Accounts receivable	8.0
Inventories	2.9
Deferred tax asset	16.6
Other current assets	3.3
Property and equipment	59.1
Goodwill	202.9
Trademarks	248.0
Franchise relationships	24.3
Franchise agreements	8.0
Other assets	11.9

$596.0

Liabilities:
Accounts payable	$6.0
Accrued liabilities	17.6
Net lease agreements above market	1.4
Deferred tax liability	105.0

$130.0

Total allocable purchase price	$466.0

Below are unaudited pro forma results of operations for the period ended September 30, 2007 and October 8, 2006, as if the transaction had occurred as of January 2, 2006 for the periods indicated below. Such pro forma results are not necessarily indicative of the actual consolidated results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

Unaudited pro forma results for the periods ended September 30, 2007 and October 8, 2006 were:

	Thirty nine weeks ended September 30, 2007	Forty weeks ended October 8, 2006
	(in thousands)
Total revenues	$253,752	$250,614
Operating income	$17,121	$20,889
Net loss	$(3,434)	$(758)

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

As permitted by FIN 48, we also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At September 30, 2007, we do not have accrued interest and penalties related to any unrecognized tax benefits. We were taxed as a subchapter S corporation prior to the Merger, and we do not believe we have taken any uncertain tax positions for our successor period January 31, 2007 through September 30, 2007. The years subject to potential audit varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include New York, California, Florida, Texas and Ohio.

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

Long-Term Debt matures as follows (In millions):

Year end 2008	$1.8
2009	1.8
2010	1.8
2011	1.8
2012	1.8
2013 and thereafter	322.5

Line of Credit:

In connection with the Merger, we obtained a line of credit facility of $25.0 million, with a sub-limit for letters of credit of $10.0 million. This line replaced our prior line of credit. There were $3.8 million of letters of credit outstanding as of September 30, 2007.

11% Notes:

The 11% Notes were issued at an aggregate discount of approximately $3.8 million, which was accreted to the 11% Notes on a straight-line basis over the original ten-year life of the notes. Our 11% Notes were repurchased in conjunction with the Merger.

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

In September 2000, eight other current and former general managers of Sbarro restaurants in California filed a companion complaint against us in the Superior Court of California for Orange County alleging that the plaintiffs were improperly classified as exempt employees under California wage and hour law. The plaintiffs are seeking actual damages, punitive damages and costs of the lawsuit, including reasonable attorneys’ fees, each in unspecified amounts. Plaintiffs are represented by the same counsel who is representing the plaintiffs in the case discussed in the preceding paragraph. We have separately settled with two of the managers for immaterial amounts. The remaining parties to this case will be paid upon the same terms and conditions that the court ordered in connection with its decision in the case discussed in the preceding paragraph. We settled both of these cases in the second quarter of 2007 for $1.4 million, of which $.8 million was accrued for in 2003 and $.6 million was accrued for in 2004.

In May 2004 and in February 2007 suits were filed by the landlords of two of our Quick Service Restaurants (“QSR”) locations as a result of our premature termination of the leases on those locations by one of our subsidiaries. The Company has defended these cases on the theory that the landlords have failed to maintain a proper shopping center atmosphere by allowing the mall to deteriorate and in failing to keep the mall leased by retail tenants. We settled both of these in October 2007 for $125,000 and $120,000 respectively.

In January 2007, a franchisee filed a law suit against us alleging, among other things, violations of the Minnesota Franchise Act and the New York State Sales Act and intentional and negligent misrepresentation in connection with the offer and sale of their franchise. The plaintiff seeks, among other things, damages in an unspecified amount. The parties have negotiated an agreement to submit this matter to arbitration on a high/low basis. We believe we have a substantial defense in this action and are vigorously defending our position, the minimal amount has been accrued to date.

In addition to the above complaints, from time to time, we are a party to claims and legal proceedings in the ordinary course of business. In our opinion, the results of such claims and legal proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

6. Income Taxes:

Effective January 31, 2007, the Company has been organized as a C corporation. Our effective tax rate was 39%. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We discuss the impact of our adoption of FIN 48 in Note 3 to the Notes to Unaudited Consolidated Financial Statements.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

7. Goodwill and Other Intangible Assets (in millions):

The final allocation of the total purchase price to our net assets is expected to be completed by the end of our fiscal year and will be based on a formal valuation of the fair value of our net assets and the resolution of any pre-closing or post-closing purchase price adjustments pursuant to the Merger Agreement. Consequently, the final calculation of the purchase price and the final allocation could vary from the purchase price and allocation presented herein, and the variations could be material. Final allocation adjustments, if any, are more likely to occur within intangible assets then in working capital. We have identified two reporting units for purposes of evaluating goodwill for impairment. The allocation of goodwill to the two reporting units has not yet been prepared. The goodwill attributed to the Company owned reporting unit was $8.5 million and the Franchise reporting unit was $0.7 million at December 31, 2006 based upon their relative fair value.

Intangible Assets Subject to Amortization

Franchise Agreements, January 31, 2007	$8.0
Accumulated amortization	(1.2)

Net Franchise Agreements, September 30, 2007	$6.8

Intangible Assets Not Subject to Amortization

	September 30, 2007	December 31, 2006
	(Successor)	(Predecessor)
Goodwill	$205.3	$9.2
Trademarks	$248.0	$195.9
Franchise relationships	$24.3	$—

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

8. Reportable Segment Information:

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

	Company Owned Restaurants(1)	Franchise Restaurants	Totals
	(in thousands)
Thirteen weeks ended September 30, 2007 (Successor)
Total revenue	$87,047	$3,948	$90,995

Operating income before unallocated costs	$11,829	$2,718	$14,547

Unallocated costs and expenses (2)			6,386

Operating income			$8,161

Twelve weeks ended October 8, 2006 (Predecessor)
Total revenue	$75,882	$3,279	$79,161

Operating income before unallocated costs	$11,602	$2,387	$13,989

Unallocated costs and expenses (2)			5,789

Operating income			$8,200

January 31—September 30, 2007 (Successor)
Total revenue	$219,098	$10,067	$229,165

Operating income before unallocated costs	$24,959	$6,749	$31,708

Unallocated costs and expenses (2)			15,562

Operating income			$16,146

January 1—January 30, 2007 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating income before unallocated costs	$3,160	$594	$3,754

Unallocated costs and expenses (2)			33,840

Operating income			$(30,086)

Forty weeks ended October 8, 2006 (Predecessor)
Total revenue	$241,869	$10,678	$252,547

Operating income before unallocated costs	$33,053	$7,588	$40,641

Unallocated costs and expenses (2)			20,106

Operating income			$20,535

(1)	Total revenue includes restaurant sales and real estate revenues.
(2)	Represents those general and administrative expenses that are not allocated to a segment.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

9. Guarantor and Non-Guarantor Financial Statements:

Certain subsidiaries have guaranteed amounts outstanding under our credit facilities. Each of the guaranteeing subsidiaries is our direct or indirect wholly-owned subsidiary and each has fully and unconditionally guaranteed the Senior Notes and the Senior Credit Facilities on a joint and several basis.

The following unaudited condensed consolidating financial information presents:

(1)

Condensed unaudited consolidating balance sheets as of September 30, 2007 (Successor) and unaudited statements of operations and cash flows for the period January 31 through September 30, 2007 (Successor) for: (a) Sbarro (the “Parent”), (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group (d) elimination entries necessary to consolidate the Parent, with the guarantor and nonguarantor subsidiaries and (e) Sbarro on a consolidated basis.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the Parent on the cost method.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Unaudited Consolidating Balance Sheet—Successor

As of September 30, 2007

(In thousands)

ASSETS

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:

Cash and cash equivalents	$11,389	$1,766	$360	$—	$13,515
Receivables
Franchise	2,566	—	—	—	2,566
Other	2,998	1,092	66	—	4,156

	5,564	1,092	66	—	6,722
Inventories	1,208	1,607	8	—	2,823
Prepaid expenses	4,269	106	2	—	4,377
Deferred tax asset	4,577	—	—	—	4,577

Total current assets	27,007	4,571	436	—	32,014
Intercompany receivables	(31,222)	31,879	(657)	—	—
Investment in subsidiaries	66,875	—	—	(66,875)	—
Property and equipment, net	26,813	34,775	16	—	61,604
Goodwill	205,311	—	—	—	205,311
Trademarks	248,000	—	—	—	248,000
Franchise relationships	24,300	—	—	—	24,300
Franchise agreements, net	6,817	—	—	—	6,817

Deferred financing costs, net	10,344	—	—	—	10,344

Deferred tax asset	8,079	—	—	—	8,079
Other assets	1,236	161	—	—	1,397

	$593,560	$71,386	$(205)	$(66,875)	$597,866

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Unaudited Consolidating Balance Sheet—Successor

As of September 30, 2007

(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$5,926	$178	$22	$—	$6,126
Accrued expenses	19,554	2,915	9	—	22,478
Accrued interest payable	3,889	—	—	—	3,889
Insurance premium financing	2,289	—	—	—	2,289
Current portion of debt	1,830	—	—	—	1,830

Total current liabilities	33,488	3,093	31	—	36,612
Deferred rent	—	1,182	—	—	1,182
Net lease agreements above market	1,004	—	—	—	1,004
Deferred tax liability	98,302	—	—	—	98,302
Long-term debt	330,255	—	—	—	330,255

Shareholders’ equity:
Common stock, $.01 par value , 1000 shares authorized, 100 issued & outstanding	—	—	—	—	—
Additional paid in capital	133,000	68,302	—	(68,302)	133,000
(Accumulated deficit) retained earnings	(2,489)	(1,191)	(236)	1,427	(2,489)

	130,511	67,111	(236)	(66,875)	130,511

	$593,560	$71,386	$(205)	$(66,875)	$597,866

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Unaudited Consolidating Statement of Operations—Successor

For the period January 31—September 30, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$96,799	$121,355	$944	$—	$219,098
Franchise related income	10,067	—	—	—	10,067
Intercompany charges	16,324	(16,210)	(114)	—	—

Total revenues	123,190	105,145	830	—	229,165

Costs and expenses:
Cost of food and paper products	21,542	22,843	236	—	44,621
Payroll and other employee benefits	25,226	34,627	239	—	60,092
Other operating costs	34,507	44,366	328	—	79,201
Other (income) expense	(138)	(1,771)	(15)	—	(1,924)
Depreciation and amortization	6,386	5,905	(2)	—	12,289
General and administrative	18,079	47	280	—	18,406
Asset impairment, restaurant closings	—	334	—	—	334

Total costs and expenses	105,602	106,351	1,066	—	213,019

Operating income (loss)	17,588	(1,206)	(236)	—	16,146
Other (expense) income:
Interest expense	(21,036)	—	—	—	(21,036)
Interest income	446	15	—	—	461

Net other (expense) income	(20,590)	15	—	—	(20,575)

Equity in earnings of subsidiaries	(1,427)	—	—	1,427	—

(Loss) income before income taxes	(4,429)	(1,191)	(236)	1,427	(4,429)
Income tax benefit	(1,940)	—	—	—	(1,940)

Net (loss) income	$(2,489)	$(1,191)	$(236)	$1,427	$(2,489)

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Unaudited Consolidating Statement of Operations—Successor

For the thirteen weeks ended September 30, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$38,449	$48,181	$417	$—	$87,047
Franchise related income	3,948	—	—	—	3,948
Intercompany charges	6,427	(6,377)	(50)	—	—

Total revenues	48,824	41,804	367	—	90,995

Costs and expenses:
Cost of food and paper products	8,661	9,253	94	—	18,008
Payroll and other employee benefits	9,612	13,289	100	—	23,001
Other operating costs	13,081	17,385	131	—	30,597
Other (income) expense	(100)	(694)	1	—	(793)
Depreciation and amortization	2,445	2,309	(3)	—	4,751
General and administrative	7,032	13	100	—	7,145
Asset impairment, restaurant closings	—	125	—	—	125

Total costs and expenses	40,731	41,680	423	—	82,834

Operating income (loss)	8,093	124	(56)	—	8,161
Other (expense) income:
Interest expense	(7,673)	—	—	—	(7,673)
Interest income	54	3	—	—	57

Net other (expense) income	(7,619)	3	—	—	(7,616)

Equity in earnings of subsidiaries	71	—	—	(71)	—

Income (loss) before income taxes	545	127	(56)	(71)	545
Income tax	42	—	—	—	42

Net income (loss)	$503	$127	$(56)	$(71)	$503

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Unaudited Consolidating Statement of Cash Flows—Successor

For the period January 31—September 30, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net loss	$(2,489)	$(1,191)	$(236)	$1,427	$(2,489)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,386	5,905	(2)	—	12,289
Amortization of deferred financing costs	671	—	—	—	671
Amortization of leasehold agreements above market	(421)	—	—	—	(421)
Increase in deferred rent, net of tenant allowance	—	1,479	—	—	1,479
Asset impairment, restaurant closings/remodels	—	334	—	—	334
Change in deferred tax benefit	(2,689)	—	—	—	(2,689)
Equity in earnings of subsidiaries	1,427	—	—	(1,427)	—
Changes in operating assets and liabilities, net of effects of merger:
Decrease (increase) in receivables	1,279	312	(45)	—	1,546
Decrease (increase) in inventories	92	(7)	5	—	90
Decrease in prepaid expenses	924	308	—	—	1,232
Increase in other assets	(710)	(10)	—	—	(720)
Increase (decrease) in accounts payable and accrued expenses	9,340	(5,206)	70	—	4,204
Increase in accrued interest payable	3,890	—	—	—	3,890

Net cash (used in) provided by operating activities	17,700	1,924	(208)	—	19,416

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Unaudited Consolidating Statement of Cash Flows—Successor

For the period January 31—September 30, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Investing Activities:
Purchases of property and equipment	(6,150)	(4,640)	(26)	—	(10,816)
Purchase of franchise and other locations	(4,790)	—	—	—	(4,790)
Investment in joint ventures	(380)	—	—	—	(380)
Cash paid for merger, net of cash acquired	(177,000)	—	—	—	(177,000)

Net cash used in investing activities	(188,320)	(4,640)	(26)	—	(192,986)

Financing Activities:
Proceeds from shareholders for issuance of common stock	133,000	—	—	—	133,000
Proceeds from secured term loan	183,000	—	—	—	183,000
Proceeds from senior notes	150,000	—	—	—	150,000
Paydown of predecessor's notes	(267,000)	—	—	—	(267,000)
Debt issue costs	(11,000)	—	—		(11,000)
Repayment of secured term loan	(915)	—	—	—	(915)
Intercompany balances	(5,076)	4,482	594	—	—

Net cash (used in) provided by financing activities	182,009	4,482	594	—	187,085

Increase in cash and cash equivalents	11,389	1,766	360	—	13,515

Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$11,389	$1,766	$360	$—	$13,515

Supplemental non-cash investing activities:

On January 30, 2007, the Company transferred its interest of $5.6 million of certain non-core assets to a newly formed company owned by certain of our former shareholders.

Item 1A.    Pro Forma Financial Information (unaudited)

The unaudited pro forma condensed consolidated financial data of Sbarro is presented to show how Sbarro might have looked if the Merger together with the Financing Transactions that we describe below had occurred as of January 2, 2006 for the periods indicated below. We derived the following unaudited pro forma condensed consolidated statements of operations on an adjusted basis to give pro forma effect for the year to date ended September 30, 2007 and October 8, 2006 by applying pro forma adjustments to our historical consolidated statement of operations.

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

•	a parcel of undeveloped real property located in East Northport, New York;

•	the interests in Boulder Creek Ventures LLC and Boulder Creek Holdings, LLC, which own a 40% interest in a joint venture that operates 15 steakhouses under “Boulder Creek” and other names;

•	the interest in Two Mex-SS, LLC, which owns a 50% interest in a joint venture that operates two tex-mex restaurants under the “Baja Grill” name and

•	the elimination of certain costs and expenses related to the offices of certain former shareholders including salaries, bonus, benefits, payroll taxes, travel and entertainment.

The term “Financing Transactions” means, collectively, our:

•	entry into the Senior Credit Facilities;

•	issuance of the Senior Notes;

•	repurchase of all of our outstanding 11% Notes; and

•	payment of all related fees and expenses.

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

SBARRO INC. AND SUBSIDIARIES

Unaudited Pro Forma Condensed Consolidated Statements Of Operations

For Thirty Nine Weeks Ended September 30, 2007

(In thousands)

	For the Thirty Nine weeks ended (*) September 30, 2007	Withdrawn Asset Adjustments		Excluding Withdrawn Assets	Transaction Adjustments		Pro Forma
Revenues:
Restaurant sales	$242,692	$—		$242,692	$—		$242,692
Franchise related income	11,060	—		11,060	—		11,060
Real estate	323	323	a	—	—		—

Total revenues	254,075	323		253,752	—		253,752

Costs and expenses:
Cost of food and paper products	48,929	—		48,929	—		48,929
Payroll and other employee benefits	66,854	—		66,854	—		66,854
Other operating costs	88,040	—		88,040	190	k	88,230
Other (income) expense	(2,421)	—		(2,421)	—		(2,421)
Depreciation and amortization	13,561	50	a	13,511	75	f	13,586
General and administrative	21,249	288	a,b	20,961	84	g	21,045
Special event bonuses	31,395	—		31,395	(31,395	) h	—
Asset impairment, restaurant closings/remodels	408	—		408	—		408

Total costs and expenses	268,015	338		267,677	(31,046)		236,631

Operating income (loss)	(13,940)	(15)		(13,925)	31,046		17,121

Other (expense) income:
Interest expense	(23,606)	(107	) a	(23,499)	(131	) i,j	(23,630)
Interest income	569	—		569	—		569
Equity in net income of unconsolidated affiliates	12	12	c,d	—	—		—

Net other expense	(23,025)	(95)		(22,930)	(131)		(23,061)

(Loss) income before income taxes	(36,965)	(110)		(36,855)	30,915		(5,940)

Income tax benefit	(1,896)	—		(1,896)	(610	) l	(2,506)

Net income (loss)	$(35,069)	$(110)		$(34,959)	$31,525		$(3,434)

(*)

Represents aggregate successor and predecessor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of predecessor and successor results.

See notes to unaudited condensed consolidated pro forma statements of operations.

SBARRO INC. AND SUBSIDIARIES

Unaudited Pro Forma Condensed Consolidated Statements Of Operations

For Forty Weeks Ended October 8, 2006

(In thousands)

	For the Forty Weeks Ended October 8, 2006	Withdrawn Asset Adjustments		Excluding Withdrawn Assets	Transaction Adjustments		Pro Forma
Revenues:
Restaurant sales	$240,128	$192	e	$239,936	$—		$239,936
Franchise related income	10,678	—		10,678	—		10,678
Real estate	1,741	1,741	a	—	—		—

Total revenues	252,547	1,933		250,614	—		250,614

Costs and expenses:
Cost of food and paper products	46,428	93	e	46,335	—		46,335
Payroll and other employee benefits	65,736	188	e	65,548	—		65,548
Other operating costs	87,131	46	e	87,085	688	k	87,773
Other (income) expense	(3,322)	—		(3,322)	—		(3,322)
Depreciation and amortization	12,371	466	a,e	11,905	553	f	12,458
General and administrative	23,194	2,849	a,b	20,345	114	g,h	20,459
Asset impairment, restaurant closings/remodels	474	—		474	—		474

Total costs and expenses	232,012	3,642		228,370	1,355		229,725

Operating income (loss)	20,535	(1,709)		22,244	(1,355)		20,889

Other (expense) income:
Interest expense	(23,782)	(1,084	) a	(22,698)	(1,435	) i,j	(24,133)
Interest income	2,001	—		2,001	—		2,001
Equity in net income of unconsolidated affiliates	153	153	c,d	—	—		—

Net other expense	(21,628)	(931)		(20,697)	(1,435)		(22,132)

Loss before income taxes	(1,093)	(2640)		1,547	(2,790)		(1,243)

Income taxes (benefit)	580	—		580	(1,065	) l	(485)

Net income (loss)	$(1,673)	$(2,640)		$967	$(1,725)		$(758)

See notes to unaudited condensed consolidated pro forma statements of operations.

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations

(1)	Reflects the following Withdrawn Assets adjustments:

(a)	To reflect the withdrawal of the operating results of 401 Broadhollow Realty Corp. and 401 Broadhollow Fitness Center Corp., including the interest expense related to the mortgage.

(b)	To reflect the elimination of cost and expenses relating to the offices of certain former shareholders including salaries, bonus, benefits, payroll taxes, travel and entertainment.

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

(e)	To reflect the withdrawal of the operating results of the Sbarro Cafe.

(2)	Reflects the following Transactions adjustments:

(f)	To record amortization of intangible assets and depreciation relating to the change in value of property, plant and equipment.

(g)	To record the annual management fee to MidOcean.

(h)	To eliminate the special event bonuses paid in connection with the Merger, offset by the reversal of a long-term incentive award.

(i)	To eliminate the interest expense and unamortized deferred financing fees and discount resulting from the repayment of the 11% Notes.

(j)

To record the interest expense and the amortization of deferred financing costs resulting from the issuance of the notes offered and the borrowings under the Senior Credit Facilities. In determining pro forma interest expense, we used an interest rate of 10.375% for the notes and we have assumed LIBOR is 5.32%, which approximates the 2006 average LIBOR rate, to calculate pro forma interest expense for our Senior Credit Facilities (LIBOR interest rates plus 2.50%).

(k)	To adjust deferred rent in connection with the Merger and the adjustment for the lease agreements above market.

(l)	To record the tax effect of the transaction adjustment and the change in the effective tax rate from a Subchapter S Corporation filing status to a C Corporation filing status for the full period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	our ability to continue to attract franchisees;

•	the success of our present, and any future, joint ventures and other expansion opportunities;

•	changes in prices of food (particularly cheese and tomatoes), beverage and paper products;

•	our ability to pass along cost increases to our customers;

•	increases in the Federal minimum wage;

•	the continuity of services of members of our senior management team;

•	our ability to attract and retain competent restaurant and executive managerial personnel;

•	competition;

•	the level of, and our ability to comply with, government regulations;

•	our ability to generate sufficient cash flow to make interest and principal payments under our borrowing agreements;

•

our ability to comply with financials covenants and ratios and the effects which the restrictions imposed by those financial covenants and ratios contained in our borrowing agreements may have on our ability to operate our business; and

•	our ability to repurchase and/or repay amounts under our borrowing agreements to the extent required in the event of certain circumstances as defined in our borrowing agreements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated unaudited financial statements, the notes thereto and other data and information appearing elsewhere in this report.

Executive Overview

For purposes of management’s discussion and analysis, the year to date third quarter 2007 is the combined Predecessor and Successor thirty nine week period of January 1, 2007 through September 30, 2007 compared to the year to date third quarter of 2006 which was the forty week period of January 2, 2006 through October 8, 2006.

We believe we are the world’s leading Italian Quick Service Restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 1,008 units in 40 countries, with 500 company-owned units and 508 franchised units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

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

Restaurant Expansion

The following table summarizes the number of company-owned and franchised restaurants in operation during each indicated period:

	13 weeks ended 9/30/07	12 weeks ended 10/8/06	39 weeks ended 9/30/07	40 weeks ended 10/8/06
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
Company-owned Sbarro restaurants:
Open at beginning of period	498	488	485	502
Opened during period	3	2	13	3
Acquired from franchisees during period	—	1	11	3
Closed during period	(1)	(4)	(9)	(21)

Open at end of period	500	487	500	487

Franchised Sbarro restaurants (1):
Open at beginning of period	499	454	478	437
Opened during period	17	10	57	47
Transferred to Sbarro during period	—	(1)	(11)	(3)
Closed during period	(8)	(8)	(16)	(26)

Open at end of period	508	455	508	455

All restaurants (2):
Open at beginning of period	997	942	963	939
Opened during period	20	12	70	50
Closed during period	(9)	(12)	(25)	(47)

Open at end of period	1,008	942	1,008	942

(1)	Franchised Sbarro restaurants exclude kiosks and vending machines.
(2)	During the 3rd quarter we opened 2 joint venture stores in India bringing the year to date total to 3, which are excluded from above.

Seasonality

Revenues are highest in our fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Our annual revenues and earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year’s Day and the number of weeks in our fourth quarter.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” we annually test impairment of goodwill and intangible assets with indefinite lives during the fourth quarter of our fiscal year unless evidence of an impairment necessitates earlier testing.

Summary Financial Information (Dollars in millions)

	13 weeks ended 9/30/07 (1)	12 weeks ended 10/8/06	39 weeks ended 9/30/07	40 weeks ended 10/8/06
	(Successor)	(Predecessor)	(Combined)(4)	(Predecessor)

Comparable QSR-owned sales (2)	$79.6	$73.0	$225.0	$230.0
Comparable QSR-owned sales-percentage change vs. prior comparable period (2)	3.2%	4.8%	3.0%	5.0%
Franchise location sales	$90.8	$74.8	$247.3	$221.2
Franchise revenues	$3.9	$3.3	$11.1	$10.7
Cost of food and paper products as a percentage of restaurant sales	20.7%	19.3%	20.2%	19.3%
Payroll and other benefits as a percentage of restaurant sales	26.4%	26.5%	27.5%	27.4%
Other operating expense as a percentage of restaurant sales	35.1%	35.1%	36.3%	36.3%
General and administrative costs as a percentage of revenues	7.9%	8.4%	8.4%	9.2%
Provision for asset impairment and restaurant closings/remodels	$0.1	$0.2	$0.4	$0.5
EBITDA (1), (3)	$12.9	$12.0	$(0.4)	$33.1

(1)

Our 2007 third quarter presented consisted of thirteen weeks, while our 2006 third quarter presented consisted of twelve weeks. The one week difference in 2007 generated approximately $6.8 million in revenue and $.9 million in EBITDA. Our 2007 year to date third quarter presented consisted of thirty nine weeks combined Predecessor and Successor. Our 2006 year to date third quarter presented consisted of forty weeks. The one week difference in 2006 generated approximately $5.9 million in revenue and $.8 million in EBITDA. Included in the calculation of EBITDA for the combined thirty nine weeks ended September 30, 2007 is $31.4 million related to the special event bonuses.

(2)	Comparable QSR-owned sales dollar and annual percentage changes are based on locations that were open during the entire period within the periods presented.
(3)

EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles (“GAAP”) or as a measure of a company’s profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts of, and investors in, our Senior Notes in that EBITDA is one of the factors in the calculation of our compliance with the ratios in the Senior Credit Facilities. We also internally use EBITDA to determine whether to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

(4)

The combined results of the Successor and Predecessor for the thirty nine weeks ended September 30, 2007 does not comply with generally accepted accounting principles; however, we believe that this provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

The following table reconciles EBITDA to our net loss for each of the periods presented, which we believe is the most direct comparable GAAP financial measure to EBITDA (in thousands):

	Successor January 31- September 30, 2007	Predecessor January 1 - January 30, 2007	Combined(1) 39 Weeks Ended September 30, 2007	40 Weeks Ended October 8, 2006
EBITDA	$28,435	$(28,802)	$(367)	$33,059
Interest expense	(21,036)	(2,570)	(23,606)	(23,782)
Interest income	461	108	569	2,001
Income tax (expense) benefit	1,940	(44)	1,896	(580)
Depreciation and amortization	(12,289)	(1,272)	(13,561)	(12,371)

Net loss	$(2,489)	$(32,580)	$(35,069)	$(1,673)

(1)

The combined results of the Successor and Predecessor for the periods in 2007 does not comply with generally accepted accounting principles; however, we believe that this provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

	13 Weeks Ended September 30, 2007	12 Weeks Ended October 8, 2006
EBITDA	$12,912	$12,001
Interest expense	(7,673)	(7,007)
Interest income	57	731
Income tax (expense) benefit	(42)	134
Depreciation and amortization	(4,751)	(3,799)

Net income (loss)	$503	$2,060

SBARRO, INC. AND SUBSIDIARIES

Combined Consolidated Statements Of Operations

(Unaudited)

(In thousands)

	GAAP
	For the thirteen weeks ended September 30, 2007	For the twelve weeks ended October 8, 2006
	SUCCESSOR	PREDECESSOR
Revenues:
Restaurant sales	$87,047	$75,525
Franchise related income	3,948	3,279
Real estate	—	357

Total revenues	90,995	79,161

Costs and expenses:
Cost of food and paper products	18,008	14,564
Payroll and other employee benefits	23,001	20,046
Other operating costs	30,597	26,538
Other (income) expense	(793)	(833)
Depreciation and amortization	4,751	3,799
General and administrative	7,145	6,686
Asset impairment, restaurant closings/remodels	125	161

Total costs and expenses	82,834	70,961

Operating income	8,161	8,200

Other (expense) income:
Interest expense	(7,673)	(7,007)
Interest income	57	731
Equity in net income of unconsolidated affiliates	—	2

Net other expense	(7,616)	(6,274)

Income before income taxes	545	1,926

Income taxes (benefit)	42	(134)

Net income	$503	$2,060

SBARRO, INC. AND SUBSIDIARIES

Combined Consolidated Statements Of Operations

(Unaudited)

(In thousands)

	GAAP		GAAP	“Combined”	Pro Forma
	For the period January 31 through September 30, 2007	For the period January 1 through January 30, 2007	Forty weeks ended October 8, 2006	Thirty nine weeks ended September 30, 2007 *	Thirty nine weeks ended September 30, 2007	Forty weeks ended October 8, 2006
	SUCCESSOR	PREDECESSOR	PREDECESSOR
Revenues:
Restaurant sales	$219,098	$23,594	$240,128	$242,692	$242,692	$239,936
Franchise related income	10,067	993	10,678	11,060	11,060	10,678
Real estate	—	323	1,741	323	—	—

Total revenues	229,165	24,910	252,547	254,075	253,752	250,614

Costs and expenses:
Cost of food and paper products	44,621	4,308	46,428	48,929	48,929	46,335
Payroll and other employee benefits	60,092	6,762	65,736	66,854	66,854	65,548
Other operating costs	79,201	8,839	87,131	88,040	88,230	87,773
Other expense (income)	(1,924)	(497)	(3,322)	(2,421)	(2,421)	(3,322)
Depreciation and amortization	12,289	1,272	12,371	13,561	13,586	12,458
General and administrative	18,406	2,843	23,194	21,249	21,045	20,459
Special event bonuses	—	31,395	—	31,395	—	—
Asset impairment and restaurant closings/remodels	334	74	474	408	408	474

Total costs and expenses	213,019	54,996	232,012	268,015	236,631	229,725

Operating income (loss)	16,146	(30,086)	20,535	(13,940)	17,121	20,889

Other (expense) income:
Interest expense	(21,036)	(2,570)	(23,782)	(23,606)	(23,630)	(24,133)
Interest income	461	108	2,001	569	569	2,001
Equity in net income (loss) of unconsolidated affiliates	—	12	153	12	—	—

Net other expense	(20,575)	(2,450)	(21,628)	(23,025)	(23,061)	(22,132)

Loss before income taxes	(4,429)	(32,536)	(1,093)	(36,965)	(5,940)	(1,243)

Income tax (benefit) expense	(1,940)	44	580	(1,896)	(2,506)	(485)

Net (loss) income	$(2,489)	$(32,580)	$(1,673)	$(35,069)	$(3,434)	$(758)

*

The combined results of the successor and predecessor for the periods in 2007 do not comply with generally accepted accounting principles; however, we believe these results provide useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

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

Third Quarter 2007 Versus Third Quarter 2006

The following table sets forth the information concerning the revenue and operating income, before unallocated costs, of each of our company owned and franchise restaurant segments for the thirteen weeks ended September 30, 2007 (Successor) and the twelve weeks ended October 8, 2006 (Predecessor) (in thousands):

	Company Owned Restaurants (1)	Franchise Restaurants	Totals
2007 (Successor)
Total revenue	$87,047	$3,948	$90,995

Operating income before unallocated costs	$11,829	$2,718	$14,547

Unallocated costs and expenses (2)			6,386

Operating income			$8,161

2006 (Predecessor)
Total revenue	$75,882	$3,279	$79,161

Operating income before unallocated costs	$11,602	$2,387	$13,989

Unallocated costs and expenses (2)			5,789

Operating income			$8,200

(1)	Total revenue includes restaurant sales in the Successor period and restaurant sales and real estate revenues in the Predecessor period.
(2)	Represents certain general and administrative expenses that are not allocated to a segment.

Sales by QSR and consolidated other concept restaurants was $87.0 million for the thirteen weeks ended September 30, 2007 compared to $75.5 million for the twelve weeks ended October 8, 2006. The one week difference in 2007 generated sales of $6.6 million. The remaining increase in sales in 2007 resulted from same store sales growth of 3.2% and new store openings. Predecessor real estate revenue was $.4 million in third quarter 2006, we transferred our interests in the real estate to a company owned by certain of our former shareholders in connection with the Merger.

Franchise related revenues were $3.9 million for the third quarter of 2007 as compared to $3.3 million in the third quarter of 2006. The one week difference in 2007 generated revenues of approximately $.3 million. The remaining increase in 2007 is due to comparable unit sales increase of 4.3% for domestic locations and 6.6% for international locations and new store openings.

Cost of food and paper products as a percentage of restaurant sales increased to 20.7% for the thirteen weeks ended September 30, 2007 as compared to 19.3% for the twelve weeks ended October 8, 2006. The cost of cheese in the third quarter of 2007 averaged $2.16 per pound compared to an average of $1.40 per pound in the third quarter of 2006. This $.76 per pound increase in cheese cost accounted for $1.5 million or 1.9% of the increased cost which was offset in part by volume discounts and other efficiencies.

Payroll and other employee benefits, as a percentage of restaurant sales, remained relatively flat at 26.4% in the third quarter of 2007 from 26.5% in the third quarter of 2006.

Other operating costs as a percentage of restaurant sales also remained relatively flat at 35.1% for both the third quarter 2007 and third quarter of 2006.

Other income was $.8 million for both the third quarter of 2007 and the third quarter of 2006.

General and administrative expenses were $7.1 million in the third quarter 2007 as compared to $6.7 million in the third quarter of 2006. The one week difference in 2007 generated approximately $.5 million of expense. Expenses of $.7 million in 2006 related to our former shareholders were eliminated as a result of the Merger. An additional $.2 million was included in 2006 relating to a long-term special incentive award that was terminated in connection with the Merger and was not paid. Management fees of $.3 million are included in 2007. The remaining increase in 2007 is primarily severance charges relating to management realignment.

Interest expense of $7.7 million for the third quarter of 2007 is primarily related to the Senior Notes and the term loan under our Senior Credit Facilities. Included in interest expense in the third quarter 2007 was amortization of deferred financing costs for the new debt of $.1 million. Interest expense of $7.0 million for the third quarter of 2006 related to the 11%, $255 million senior notes and the 8.4%, $16 million mortgage loan on our corporate headquarters. In connection with the Merger, the 11% Notes were redeemed and the mortgage loan and interests in the building were transferred to a company owned by certain of our former shareholders.

In the Predecessor period, equity in the net income of unconsolidated affiliates represented our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. In connection with the Merger, our interests in these unconsolidated affiliates were transferred to a company owned by certain of our former shareholders.

Income tax expense was $0.1 million for the third quarter 2007. Our effective tax rate was 39% for the period. In the third quarter 2006, we were taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions. Under the provisions of Subchapter S, substantially all taxes on our income were paid by our shareholders rather than us. Our net tax benefit was $.1 million for the third quarter of 2006.

Year to Date 2007 Versus 2006

The following table sets forth the information concerning the revenue and operating income, before unallocated costs, of each of our company owned and franchise restaurant segments for the period January 31 through September 30, 2007 (Successor) and the period January 1, 2007 through January 31, 2007 (Predecessor) and the forty weeks ended October 8, 2006 (Predecessor) (in thousands):

	Company Owned Restaurants (1)	Franchise Restaurants	Totals
January 31- September 30, 2007 (Successor)
Total revenue	$219,098	$10,067	$229,165

Operating income before unallocated costs	$24,959	$6,749	$31,708

Unallocated costs and expenses (2)			15,562

Operating income			$16,146

January 1- January 30, 2007 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating income before unallocated costs	$3,160	$594	$3,754

Unallocated costs and expenses (2)			33,840

Operating loss			$(30,086)

2006 (Predecessor)
Total revenue	$241,869	$10,678	$252,547

Operating income before unallocated costs	$33,053	$7,588	$40,641

Unallocated costs and expenses (2)			20,106

Operating income			$20,535

(1)	Total revenue includes restaurant sales in the Successor period and restaurant sales and real estate revenues in the Predecessor period.
(2)	Represents certain general and administrative expenses that are not allocated to a segment.

Sales by QSR and consolidated other concept restaurants was $242.7 million for the combined thirty nine weeks ended September 30, 2007 compared to $240.1 million for the forty weeks ended October 8, 2006. The additional week in 2006 generated sales of $5.7 million. The increase in sales in 2007 resulted from same store sales increase of 3.0% and new store openings. We believe that the improvement in comparable unit sales was due to improved economic conditions in the United States, improvement in our operational controls, upgraded field and store management combined with higher check averages and selective price increases. Predecessor real estate revenue was $.3 million year to date 2007 and $1.7 million in 2006. We transferred our interests in the real estate to a company owned by certain of our former shareholders in connection with the Merger.

Franchise related revenues were $11.1 million for the combined year to date 2007 as compared to $10.7 million in the year to date 2006. The additional week in 2006 generated revenues of approximately $.2 million. The increase in 2007 is due to comparable unit sales growth of 4.5% for domestic locations and 5.8% for international locations and new store openings.

Cost of food and paper products as a percentage of restaurant sales was 20.2% for the combined year to date 2007 compared to 19.3% for the year to date 2006. The cost of cheese in the combined year to date 2007 averaged $1.82 per pound compared to an average of $1.42 per pound in the year to date 2006. This $.40 per pound increase in cheese cost accounted for $2.3 million or 1.0% of the increased cost which was offset in part by volume discounts and other efficiencies.

Payroll and other employee benefits, as a percentage of restaurant sales, remained relatively flat at 27.5% in the combined year to date 2007 compared to 27.4% in the year to date 2006.

Other operating costs as a percentage of restaurant sales remained flat at 36.3% in year to date 2007 and in the year to date 2006.

Other income was $2.4 million for the combined year to date 2007 as compared to $3.3 million for the year to date 2006. The decrease is primarily due to a decrease in certain rebates we received based on franchisee’s level of purchases.

General and administrative expenses were $21.2 million in the combined year to date 2007 compared to $23.2 million year to date 2006. The additional week in 2006 generated approximately $.5 million of expense. Expenses of $.2 million in 2007 and $2.4 million in 2006 related to our former shareholders were eliminated as a result of the Merger. An additional $.6 million was included in 2006 relating to a long-term special incentive award that was terminated in connection with the Merger and was not paid. Management fees of $.7 million are included in 2007. The remaining increase in 2007 is primarily due to severance charges relating to management realignment.

Interest expense of $23.6 million for the combined year to date 2007 related primarily to the Senior Notes and the term loan under our Senior Credit Facilities. and included $.7 million amortization of deferred financing costs for the new debt. Interest expense of $23.8 million for the year to date 2006 related to the 11%, $255 million senior notes and the 8.4%, $16 million mortgage loan on our corporate headquarters. In connection with the Merger, the 11% Notes were redeemed and the mortgage loan and interests in the building were transferred to a company owned by certain of our former shareholders.

Equity in the net income of unconsolidated affiliates represented our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. In connection with the Merger, our interests in these unconsolidated affiliates were transferred to a company owned by certain of our former shareholders.

In the 2007 Successor periods, we are taxed as a C corporation. The income tax benefit was $1.9 million for the period January 31 through September 30, 2007. Our effective tax rate was 39% for the period. In 2006, we were taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions. Under the provisions of Subchapter S, substantially all taxes on our income were paid by our shareholders rather than us. Our net tax expense was $.6 million for year to date 2006.

Liquidity and Capital Resources

Principal Cash Requirements and Sources

Our liquidity requirements relate to debt service, capital expenditures, working capital, investments in other ventures, and acquisitions. We estimate that our annual cash interest expense under the Senior Notes and Senior Credit Facilities that we put into place in connection with the Merger will be approximately $30 million. We also may incur additional interest expense for borrowings under our line of credit. The Senior Credit Facilities require us to prepay outstanding borrowings, subject to certain exceptions, with (a) 50% of our annual excess cash flow (subject to stepdowns based upon our total leverage ratio); (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) if we do not commit to reinvest such proceeds in accordance with the terms of the Senior Credit Facilities within 365 days of the event giving rise thereto (or, to the extent we have entered into a commitment to reinvest such proceeds within such time period to the extent such amounts are actually reinvested, within six months of the expiration of such 365 days); and (c) 100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Senior Credit Facilities. We are not required to make principal payments, absent the occurrence of certain events, on our Senior Notes until they mature in 2015. We believe that aggregate capital expenditures for all of 2007 will approximate $15 million. Additionally, we bought back franchise locations and purchased other locations for approximately $4.8 million year to date in 2007.

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

The following table presents our contractual obligations as of September 30, 2007:

Dollars in million	2008	2009	2010	2011	2012	Thereafter	Total (5)
Senior Notes (1)	$—	$—	$—	$—	$—	$150.0	$150.0
Senior Credit Facility (2)	1.8	1.8	1.8	1.8	1.8	172.5	181.5
Estimated Interest Expense on Long-Term Debt	29.9	29.8	29.6	29.8	29.4	47.2	195.7
Letters of Credit (3)	3.8	—	—	—	—	—	3.8
Operating Leases (4)	53.8	47.9	41.9	36.4	31.9	91.3	303.2

	$89.3	$79.5	$73.3	$68.0	$63.1	$461.0	$834.2

(1)	There are no principal repayment obligations under the Senior Notes until 2015.
(2)	Principal amortization payments of .25% of initial principal are due quarterly beginning second quarter 2007.
(3)

Represents our maximum reimbursement obligations to the issuer of the letters of credit in the event the letters of credit are drawn upon. The letters of credit generally are issued instead of cash security deposits under operating leases or to guarantee construction costs for Sbarro. All of the standby letters of credit supporting leases are renewable annually through the expiration of the related lease terms. If not renewed, the beneficiary may draw upon the letters of credit as long as the underlying obligation remains outstanding.

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

Historically, we had not purchased or entered into interest rate swaps of future, forward, option or other instruments designed to hedge against changes in interest rates, the price of commodities we purchase or the value of foreign currencies. Subsequent to the Merger, we entered into an Interest Rate Cap Letter Agreement for our Senior Credit Facility. This agreement caps our Libor rate at 6.00% through February 2009 and 6.50% through February 2010.

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

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital as of the end of the year to date third quarter of 2007 and 2006 and the cash provided by or used in our operating, investing and financing activities during year to date third quarter of each of those years:

	Period Jan. 31 - September 30, 2007	Period Jan. 1 - Jan. 30, 2007	Forty Weeks ended October 8, 2006
	(Successor)	(Predecessor)	(Predecessor)
	(in millions)
Liquidity at the end of period
Cash and cash equivalents	$13.5	$11.0	$59.9
Working capital	(4.6)	(49.2)	44.8
Net cash flows for the period
Provided by (used in) operating activities	19.4	(5.3)	(4.0)
Used in investing activities	(193.0)	(1.7)	(9.0)
Provided by (used in) financing activities	187.1	(70.6)	(.2)

Net increase (decrease) in cash	$13.5	$(77.6)	$(13.2)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations.

Net cash provided by operating activities was $19.4 million for the Successor period January 31 through September 30, 2007 as compared to $5.3 million used in the Predecessor period January 1 through January 30, 2007 and $4.0 million used during the forty weeks ended October 8, 2006. The change in net cash provided by operating activities is primarily related to a $8.1 million increase in accounts payable, accrued expenses and accrued interest payable combined with a $2.8 million decrease in receivables and prepaid expenses and other assets.

Net cash used in investing activities has historically been primarily for capital expenditures and was $193.0 million for the Successor period January 31 through September 30, 2007. The net cash used represents the $177.0 million net cash paid for the merger, capital expenditures of $10.9 million and buy back of franchise locations and other locations of $4.8 million. Net cash used was $1.7 million for the Predecessor period January 1 through January 30, 2007 and was $9.0 million for the forty weeks ended October 8, 2006. Capital expenditures were utilized primarily for restaurant openings and renovation activity.

Net cash provided by financing activities was $187.1 million for the Successor period January 31 through September 30, 2007. The net cash represents proceeds from injected capital, the proceeds from the new debt, debt issue costs, and paydown of the old debt. Net cash used in financing activities for the Predecessor period January 1 through January 30, 2007 of $70.6 million represents dividends to sellers net of repayments of officer loans.

Critical Accounting Policies

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Accounting policies often require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the thirteen weeks ended September 30, 2007, there were no material changes in the accounting policies whose application may have the most significant effect on our reported results of operations or financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position from those discussed under the heading “Critical Accounting Policies”, in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Quarterly Report on Form 10-Q for the period ending April 1, 2007.

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

EITF Issue No. 06-3:

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06–3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06–3 is effective for interim and annual reporting periods beginning after December 15, 2006. We had been accounting for sales tax as net and upon the adoption of EITF Issue No. 06-03 in the first quarter of 2007 we continued to present as net.

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

As permitted by FIN 48, we also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At September 30, 2007, we do not have accrued interest and penalties related to any unrecognized tax benefits. As we were taxed as a subchapter S corporation prior to the Merger, we do not believe we have taken any uncertain tax positions for our Successor period January 31, 2007 through September 30, 2007. The years subject to potential audit varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include New York, California, Florida, Texas and Ohio.

Certain Relationships and Transactions

During the third quarter of 2007, there were no Certain Relationships and Transactions in addition to those discussed under the heading “Certain Relationships and Related Transactions” in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Quarterly Report on Form 10-Q for the period ending April 1, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain risks, which exists as part of our ongoing business operations.

Interest Rate Risk

We have historically invested our cash on hand in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. The indenture governing the Senior Notes limits us to making similar investments. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.

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

We have not purchased, and do not expect to purchase, future, forward, option or other instruments to hedge against fluctuations in the prices of the commodities we purchase. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Subsequent to the Merger we entered unto an Interest Rate Cap Letter Agreement for our Senior Credit Facility. This agreement caps our LIBOR rate at 6.00% through February 2009 and 6.50% through February 2010.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirty nine weeks ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We discuss our Legal Proceedings in Note 5 to the Notes to Unaudited Consolidated Financial Statements.

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

SBARRO, INC.

Registrant

Date: November 14, 2007	By:	/s/ Peter Beaudrault
Peter Beaudrault,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Anthony J. Puglisi
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