Form 10-K
period 2007-12-30
SBARRO INC
filed 2008-03-31
CIK 766004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2007.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 333-142081

SBARRO, INC.

(Exact name of Registrant as specified in its charter)

NEW YORK	11-2501939
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

401 Broadhollow Road, Melville, New York	11747 - 4714
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 715-4100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The registrant’s common stock is not publicly-held or publicly traded.

The number of shares of Common Stock of the registrant outstanding as of March 31, 2008 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 1A, “Risk Factors” and the “Executive Overview” section and other portions of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, which could cause actual results to differ materially from our expectations.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	Business

Unless otherwise noted, references to “Sbarro,” “the Company,” “we,” “our” or “us” refer to Sbarro, Inc. and its direct and indirect subsidiaries. Unless otherwise noted, all restaurant data are as of and for the year ended December 30, 2007. As a result of the Merger, which we discuss below, we are required to present our results for 2007 as two separate periods. Our Predecessor financial period refers to the period from January 1 through January 30, 2007 which was prior to consummation of the Merger. Our Successor financial period refers to the period from January 31 through December 30, 2007 following consummation of the Merger.

Our Company

We believe that we are the world’s leading Italian quick service restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 1,030 restaurants in 41 countries, with 506 company-owned units and 524 franchised units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

Sbarro, Inc., was organized in 1977 and until January 2007 was developed and operated by the Sbarro family.

On January 31, 2007, entities controlled by MidOcean Partners III, LP, a private equity firm, and certain of its affiliates (“MidOcean”) acquired the Company, pursuant to an agreement and plan of merger (“Merger Agreement”). MidOcean SBR Acquisition Corp., an indirect, wholly-owned subsidiary of MidOcean SBR Holdings, LLC (“Holdings”), merged with and into the Company (the “Merger”), with the Company surviving the Merger. In the Merger, our former shareholders received consideration of $450 million in cash, subject to certain adjustments, in exchange for all of their shares of Company common stock, and Sbarro Holdings LLC, a wholly–owned subsidiary of Holdings and the parent of MidOcean SBR Acquisition Corp., acquired all of our outstanding shares of common stock.

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

In connection with the Merger, the Company transferred interests in certain non-core assets to a newly formed company owned by certain of our former shareholders. There was no gain or loss on this transfer as these assets were transferred at book value and a dividend was issued to certain of our former shareholders. The assets and related costs that we transferred (the “Withdrawn Assets”) were:

•

the interests in Broadhollow Road Realty LLC. and Broadhollow Fitness Center LLC., which owned the corporate headquarters of the Company, the fitness center and the assets of the Sbarro Café located at the corporate headquarters;

•	a parcel of undeveloped real property located in East Northport, New York;

•	the interests in Boulder Creek Ventures LLC and Boulder Creek Holdings, LLC, which owned a 40% interest in a joint venture that operated 15 steakhouses under “Boulder Creek” and other names; and

•	the interest in Two Mex-SS, LLC, which owned a 50% interest in a joint venture that operated two tex-mex restaurants under the “Baja Grill” name.

The former shareholders received a distribution of the cash on hand in excess of (i) $11 million, which remained in the business, plus (ii) all amounts required to be paid in connection with special event bonuses. These bonuses, which were paid to certain members of management and non-employee directors by the Company on the closing date were approximately $34 million. Concurrent with the Merger, we extended our lease for the space in the office building containing our corporate headquarters. The lease expires in January 2017. In addition, we agreed to pay to the former shareholders any incremental tax benefit of deductions generated by the repurchase of our 11% Notes and payment of the special event bonuses. The payment is due within 15 days of the filing of the U.S. tax return that claims these additional deductions.

We refer to this entire transaction as the “Merger.”

Our Restaurants

Our family-oriented restaurants offer cafeteria and buffet-style quick service designed to minimize customer waiting time and facilitate table turnover. Sbarro’s diverse menu of authentic Italian food offers its customers a compelling alternative to traditional fast food. All of our entrees are prepared fresh daily according to special recipes developed by us. We serve generous portions of quality Italian food at attractive prices. Our average check price is approximately $7.42 and entree selections generally range in price from $5.49 to $7.99. Pizza, which is sold predominantly by the slice and accounts for approximately 60% of restaurant sales, is sold for approximately $3.00 a slice.

Our restaurants are generally open seven days a week serving lunch, dinner and, in a limited number of locations, breakfast, with hours conforming to those of the major department stores or other large retailers in the mall or trade area in which they are located. Typically, mall restaurants are open to serve customers 10 to 12 hours a day, except on Sunday, when mall hours may be more limited. Our sales are highest in the fourth quarter due to increased traffic in shopping malls during the holiday shopping season.

Our site selection philosophy is to locate restaurants in high-pedestrian-traffic locations such as shopping malls, downtown areas, airports, casinos, universities and travel plazas. These highly visible locations have helped create a valuable brand with strong recognition, evidenced by the concept’s estimated 50% unaided brand awareness. Furthermore, this brand awareness has been achieved without relying on traditional marketing efforts. The Sbarro brand is respected not only by consumers, but also by franchisees and real estate developers, who view Sbarro as a preferred component of their development plans.

Our company-owned restaurants are all located in North America in 45 states, the District of Columbia and Canada and are comprised of 418 “food court” restaurants, 82 “in-line” restaurants and 6 “full service” restaurants. Food court restaurants are primarily located in areas designated by the location’s landlord exclusively for restaurant use and share a common dining area provided by the landlord. These restaurants generally occupy between 500 and 1,000 square feet, contain only kitchen and service areas, have a more limited menu and employ 6 to 30 persons, including part-time personnel. In-line restaurants, which are self-contained restaurants, usually occupy between 1,500 and 3,000 square feet, seat approximately 60 to 120 people and employ 10 to 40 persons, including part-time personnel. Our franchisees operate 524 restaurants, of which 300 are in 12 countries in North America and 224 are located in 29 countries outside North America. Our franchisees’ restaurants are located primarily in shopping malls and other high-pedestrian-traffic areas.

We operate in two segments, our company-owned restaurant segment and our franchised restaurant segment. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR’s and other concepts restaurants. Our franchised restaurant segment is comprised of our franchised restaurant operations which offer opportunities worldwide for qualified operators to conduct business under the Sbarro name and other trade names owned by Sbarro. Our operating segments are discussed in Note 3 - Summary of Significant Accounting Policies and Note 15 - Business Segment Information to our Consolidated Financial Statements included in this Report.

Our Restaurant Expansion

The following table summarizes the number of company-owned and franchised restaurants in operation during each of the years from 2003 through 2007:

	2007	2006	2005	2004	2003
	(Combined)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Company-owned Sbarro restaurants:
Open at beginning of period	485	502	518	545	575
Opened during period	20	6	7	2	6
Acquired from (transferred to) franchisees during period	13	5	(1)	(3)	(12)
Closed during period	(12)	(28)	(22)	(26)	(24)

Open at end of period	506	485	502	518	545

Franchised Sbarro restaurants (1):
Open at beginning of period	478	437	407	355	340
Opened during period	81	79	48	63	41
Acquired from (transferred to) Sbarro during period	(13)	(5)	1	3	12
Closed during period	(22)	(33)	(19)	(14)	(38)

Open at end of period	524	478	437	407	355

All restaurants (2):
Open at beginning of period	963	939	925	900	915
Opened during period	101	85	55	65	47
Closed during period	(34)	(61)	(41)	(40)	(62)

Open at end of period	1,030	963	939	925	900

(1)	Franchised Sbarro restaurants exclude kiosks and vending machines.

(2)	During 2007, we opened 6 joint venture stores in India and 1 joint venture store in Lebanon which are excluded from the table above.

Our Restaurant Management

Our restaurants are managed by one general manager and one or two co-managers or assistant managers, depending upon the size of the location. Managers are required to participate in Sbarro training sessions in restaurant management and operations prior to the assumption of their duties. In addition, each manager is required to comply with an extensive operations manual containing procedures for assuring uniformity of operations and consistent high quality of products. We have a restaurant management bonus program that provides the management teams of company-owned restaurants with the opportunity to receive cash bonuses based on certain performance-related criteria of their location.

We employ 35 Directors of Operations, each of whom is typically responsible for the operations of 8 to 20 company-owned restaurants. Directors of Operations recruit and supervise the managerial staff of all company-owned restaurants and report to one of the six Vice Presidents of Operations. The Vice Presidents of Operations coordinate the activities of the Directors of Operations and report to one of two Senior Vice Presidents of Operations who report to our President and Chief Executive Officer.

Our Franchised Restaurants

Growth in franchised restaurants occurs through the opening of new QSR restaurants by new and existing franchisees. Over the last few years, we have significantly reorganized and refocused our franchise operations. We currently employ a team of 14 experienced franchise professionals, who oversee both franchise development and franchise operations.

As of December 30, 2007, we have 300 franchised restaurants in the United States in 36 states and the District of Columbia and in 11 other countries in North America. The majority of our domestic franchised units are operated by food service companies who manage food courts in high-pedestrian-traffic areas such as airports, universities and travel plazas. Our strategy is to continue to partner with these institutional food service companies to drive our growth in such locations.

As of December 30, 2007, we have 224 international franchised restaurants in 29 countries outside North America. We intend to significantly increase our international presence in a targeted number of countries by entering into significant development agreements with experienced restaurant operators. We currently have commitments for approximately 1,100 new restaurants with experienced restaurant operators in countries such as Russia, the Baltic States, India, Turkey and the United Arab Emirates.

In order to obtain a franchise, we generally require payment of an initial fee and continuing royalties at rates of 4% to 7% of gross revenues. We require the franchise agreements to end at the same time as the underlying lease, generally ten years, including a renewal period of the underlying lease, if applicable. Since 1990, the renewal option has also been subject to conditions, including remodeling or image enhancement requirements. The franchise and territorial agreements provide us with the right to terminate a franchisee for a variety of reasons, including insolvency or bankruptcy, failure to meet development schedules in cases of territorial rights, failure to operate its restaurant according to Sbarro standards, understatement of gross receipts, failure to pay fees, or material misrepresentation on a franchise application.

Seasonality

Revenues are highest in our fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Our annual revenues and earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year’s Day.

Employees

As of December 30, 2007, we employed approximately 5,400 persons, of whom approximately 3,100 were full-time field and restaurant personnel, approximately 2,100 were part-time restaurant personnel, 87 were corporate personnel, 14 were franchise field management, and 43 were QSR field senior management. None of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory.

Suppliers

Substantially all of the food ingredients, beverages and related restaurant supplies used by our domestic restaurants are purchased from a national independent wholesale food distributor which is required to adhere to established product specifications for all food products sold to our restaurants. Breads, pastries, produce, fresh dairy and certain meat products are purchased locally by each restaurant. Soft drink mixes are purchased from major beverage producers under national contracts and distributed by our national independent distributor. Our current contractual arrangement, which expires in 2013, requires our company-owned restaurants to purchase 95% of all of our food ingredients that are not purchased locally through the distributor. The majority of spending on the products used in our restaurants are for proprietary products and we are involved in negotiating their cost with the manufacturers. We believe that there are other distributors who would be able to service our needs and that satisfactory alternative sources of supply are generally available for all items regularly used in our restaurants.

Competition

The restaurant business is highly competitive. We compete in the local and regional pizza restaurant category and with other concept QSRs primarily located in shopping malls on a local, regional and national basis. We believe we compete on the basis of menu selection, price, service, location and food quality. Factors that affect our business operations include changes in consumer tastes, inflation, national, regional and local economic conditions, population, traffic patterns, changes in discretionary spending priorities, restaurant demographic trends, national security, military action, terrorism, consumer confidence in food quality, handling and safety, weather conditions, the type, number and location of competing restaurants and other factors. There is also active competition for management personnel and attractive commercial shopping mall, city centers and other locations suitable for restaurants. Increased food, beverage, labor, occupancy and other costs could also adversely affect us.

Trademarks

Sbarro restaurants are operated under the following names: “Sbarro,” “Sbarro The Italian Eatery,” “Sbarro Fresh Italian Cooking,” “Cafe Sbarro,” “Umberto’s,” “Carmela’s,” “Mama Sbarro,” “Sbarro The Best Italian Choice,” “La Cucina Di Capri” and “Tony and Bruno’s”. Of these names, all but “Sbarro Fresh Italian Cooking” and “Umberto’s” are registered trademarks of the Company. In addition, we have also trademarked certain associated logos and styles and we have a license to use the trademarked name “Umberto’s” at limited locations. We have also registered or filed applications to register “Sbarro” and “Sbarro The Italian Eatery” in several other countries. We believe that the Sbarro name is materially important to our business.

Governmental Regulation

We are subject to various federal, state and local laws affecting our businesses, as are our franchisees. Each of our restaurants and those owned by our franchisees and joint ventures are subject to a variety of licensing and governmental regulatory provisions relating to quality of food, sanitation, building, health, safety and, in certain cases, licensing of the sale of alcoholic beverages. Difficulties in obtaining, or the failure to obtain, required licenses or approvals can delay or prevent the opening of a new restaurant in any particular area. Our operations and those of our franchisees and joint ventures are also subject to federal laws, such as minimum wage laws, the Fair Labor Standards Act and the Immigration Reform and Control Act of 1986. They are also subject to state laws governing such matters as wages, working conditions, employment of minors, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level.

We are also subject to Federal Trade Commission (“FTC”) regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws require us to furnish to prospective franchisees a franchise offering circular containing prescribed information. We are currently registered to offer and sell franchises, or are exempt from registering, in all states in which we operate franchised restaurants that have registration requirements. The states in which we are registered, and a number of states in which we may franchise, require registration of a franchise offering circular or a filing with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time which provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise.

Although alcoholic beverage sales are not emphasized in our restaurants, some of our restaurants serve beer and wine. Sales of beer and wine have historically contributed less than 1% of total revenues of our QSR restaurants. We believe that we are in compliance in all material respects with the laws to which we are subject.

Available information

We became a reporting company under Section 15(d) of the Securities Exchange Act of 1934 in connection with the effectiveness of our Registration Statement on Form S-4 (File No. 333-142081) on April 26, 2007, that registered our Senior Notes.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 Fifth St., NE, Washington, DC 20549. The public can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, with an address of http://www.sec.gov that contains reports, proxy and information statements and other information, including our electronic filings with the SEC.

The address of our Internet site is http://www.sbarro.com. Information posted on our website is not part of this Annual Report on Form 10-K. We will provide to those who request them, as soon as reasonably practical after we deliver them to the trustee of our Senior Notes, free of charge, a reasonable number of copies of our periodic reports, upon written request to our Chief Financial Officer at our corporate headquarters, 401 Broadhollow Road, Melville, New York 11747-4714.

Item 1A.	Risk Factors

You should carefully consider the following risks along with the other information contained in this Annual Report on Form 10-K. All of the following risks could materially or adversely affect our business, financial condition or results of operations. In addition to the risks below, other risks and uncertainties not known to us or that we currently consider immaterial may also materially or adversely affect our business operations, financial condition and financial results.

Risks Relating to Our Business

The success of our business is dependent on a number of factors that are not within our control.

The success of our franchisees’ and our company-owned restaurant operations is, and will continue to be, subject to a number of factors that are not within our control, including:

•	changes in consumer tastes;

•	national, regional and local economic conditions;

•	traffic patterns in the venues in which we operate;

•	discretionary spending priorities;

•	demographic trends;

•	consumer confidence in food quality, handling and safety;

•	consumer confidence in the security of shopping malls, downtown areas, airports, casinos, universities, travel plazas, sports arenas and other venues in which we and our franchisees operate;

•	weather conditions; and

•	the type, number and location of competing restaurants.

The success of our growth strategy will depend, in part, upon our ability to expand our franchise operations.

The success of our franchise operations is dependent upon our ability to:

•	locate and attract new franchisees and area developers;

•	maintain and enhance the “Sbarro” brand;

•	maintain satisfactory relations with our franchisees who may, in certain instances, have interests adverse to our interests;

•	monitor and audit the reports and payments received from franchisees; and

•	comply with applicable franchising laws, rules and regulations, as well as applicable laws in the foreign countries in which we seek, and have, franchises and area development arrangements.

With respect to foreign franchisees, we are also at risk with respect to:

•	restrictions that may be imposed upon the transfer of funds from those countries;

•	the political and economic stability of the country; and

•	the country’s relationship with the United States.

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

Further, limitations under the indenture governing the Senior Notes restrict the amount of investment we may make, which may limit certain of our growth efforts.

We cannot be assured that we will be able to successfully expand our existing operations on a profitable basis.

We operate in a highly competitive environment against strong competition.

The restaurant business is highly competitive. We believe that we compete on the basis of price, service, location and food quality. There is also active competition for management personnel and attractive shopping mall, downtown and other commercial locations suitable for restaurants. We compete in each market in which we operate with locally-owned restaurants, and in certain cases, national and regional restaurant chains.

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

Significant increases in food and paper product costs, which we may not be able to pass on to our customers, could affect our financial results. Many of the factors in determining food and paper product prices, such as increases in the prices of the ingredients we use to prepare our foods, especially cheese and flour, and inflation are beyond our control. Furthermore, adverse weather and other conditions can cause shortages and interruptions in, and also could adversely affect the availability, quality and cost of, the ingredients we use to prepare our foods. These events could adversely affect our financial results because we need to provide our customers with fresh products.

Increases in labor and occupancy costs could effect our profitability.

We have a substantial number of hourly employees whose wages are based on the federal or state minimum wage. Any increases in the federal or state minimum wage, as well as strong labor markets, can result in upward pressures on the wages and salaries we pay and could increase our labor costs. In addition, we have been experiencing higher occupancy related costs with respect to leases for new restaurants and renewal leases for existing restaurant space. Increases in our labor and occupancy costs could adversely affect our profitability if we are unable to recover these increases by increasing the prices we charge our customers or if we are unable to attract new customers.

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

Although we believe that we will be able to renew the existing leases that we wish to extend, there is no assurance that we will succeed in obtaining extensions in the future at rental rates that we believe to be reasonable or at all. Moreover, if some locations should prove to be unprofitable, we could remain obligated for lease payments even if we decide to withdraw from those locations. We will incur charges relating to the closing of such restaurants, consisting of lease termination costs. Impairment charges and other special charges will reduce our profits.

Negative publicity relating to one of our restaurants, including our franchised restaurants, could reduce sales at some or all of our other restaurants.

We are, from time to time, faced with negative publicity relating to food quality, restaurants facilities, health inspection scores, employee relationships or other matters at our restaurants or those of our franchisees. Adverse publicity may negatively affect us, regardless of whether the allegations are valid or whether we incur any liability. In addition, the negative impact of adverse publicity relating to one restaurant may extend beyond the restaurants involved to affect some or all of our other restaurants. If a franchised restaurant fails to meet our franchise operating standards, our own restaurants could be adversely affected due to customer confusion or negative publicity.

Food-borne illness incidents could result in liability to us and could reduce our restaurant sales.

We cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food processors makes it difficult to monitor food safety compliance and increases the risk that food-borne illness would affect multiple locations rather than single restaurants. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, such as bovine spongiform encephalopathy (“BSE”), sometimes referred to as “mad cow disease,” that could give rise to claims or allegations on a retroactive basis. In addition, the levels of chemicals or other contaminants that are currently considered safe in certain foods may be regulated more restrictively in the future or become the subject of public concern.

The reach of food-related public health concerns can be considerable due to the level of attention given to these matters by the media. Local public health developments and concerns over diseases, including those caused by E. coli bacteria, could have a national adverse impact on our sales. Similarly, concerns related to particular food constituents or the byproducts of cooking processes could also have an adverse impact. This could occur whether or not the developments are specifically attributable to our restaurants or those of our franchisees or competitors.

We rely on one national independent wholesale distributor and replacing it could disrupt the flow of our food products and supplies.

We use one national independent wholesale food distributor, under an agreement expiring in 2013, to purchase and deliver most of the food ingredients used to prepare the foods we serve, other than breads, pastries, produce, fresh dairy and certain meat products which are purchased locally for each restaurant. The distributor also purchases and delivers to us, on a national basis, restaurant supplies and certain other items that we use. The majority of spending on the products used in our restaurants are for proprietary products and we are involved in negotiating their cost with the manufacturers. While we are dependent upon this one national independent distributor, we believe that there are other distributors who would be able to service our needs. However, there can be no assurance that we will be able to replace our distributor with others on comparable terms or without disruptions to the flow of our food products and other supplies to our systems.

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

Our success is dependent upon our senior management team. In recent years, we have added a significant number of independent executives to our management team. Our continued success is dependent upon our ability to attract and retain key employees. As a privately-held company, we may be unable to offer key executives liquid stock-based compensation of the type that our publicly-held competitors can offer. There is no assurance that we will be able to retain our existing senior management or attract other key employees. However, in connection with the Merger, we entered into new employment agreements with several members of our Senior Management.

Our results of operations fluctuate due to the seasonality of our business.

Our revenues and earnings are highest in our fourth fiscal quarter primarily due to increased volume in shopping malls during the holiday shopping season. As a result, our annual revenues and earnings are substantially dependent upon the amount of traffic in shopping malls during the holiday shopping period. Changes in the level of traffic in shopping malls during this period have a disproportionate effect on our annual results of operations. A weak holiday shopping season, which could be caused by, among other factors, a downturn in the economy, an expansion of on-line shopping or adverse weather conditions, could adversely affect our profitability.

We may, in the future, incur goodwill, trademark, franchise relationship, franchise agreements and other asset impairment charges.

At December 30, 2007, the carrying values of our goodwill, trademarks, franchise relationships, franchise agreements and franchise rights acquired were $211 million, $248 million, $24 million $6 million, and $1 million respectively. There have been no reductions in the carrying values of those assets since their creation. We test, based on our estimates about the future cash flows from those assets, for impairment of these assets annually or earlier if impairment indicators exist. We also test for impairment of our long-lived assets at least annually. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates, and thereby result in non-cash charges to our earnings in the period in which we make the adjustment.

We may not be able to protect our trademarks and other proprietary rights.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the development and protection of our trademarks and proprietary rights. However, the actions taken by us may be inadequate to prevent infringement or other unauthorized use of our trademarks and other proprietary rights by others, which may thereby dilute our trademarks in the marketplace and/or diminish the value of such proprietary rights. We may also be unable to prevent others from claiming infringement or other unauthorized use of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks and other proprietary rights. Our rights to our trademarks may in some cases be subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to both the date of our registration and our first use of such trademarks in the relevant territory. We cannot assure you that third parties will not assert claims against our trademarks and other proprietary rights or that we will be able to successfully resolve such claims which could result in our inability to use certain trademarks or other proprietary rights in certain jurisdictions or in connection with certain goods or services. Future actions by third parties may diminish the strength of our trademarks or other proprietary rights, injure the goodwill associated with our business and decrease our competitive strength and performance. We could also incur substantial costs to defend or pursue legal actions relating to the use of our trademarks and other proprietary rights, which could have a material adverse effect on our business, results of operation or financial condition.

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

We are implementing internal control procedures necessary to comply with the Sarbanes-Oxley Act of 2002, and will incur significant costs without assurance that the procedures and controls we implement will be cost effective.

We have begun to implement the processes and procedures that would be necessary to enable management to furnish an internal control report. It is our present intention to complete development of these processes and procedures before the end of our 2008 fiscal year when we are presently required to have them in place and report on their effectiveness. In addition, our registered public accounting firm, will be required to attest to, and report on, management’s assessment. There can be no assurance that we will be able to complete the work necessary for our management to evaluate our controls and prepare its management report in a timely manner, that our management will be able to report that our internal control over financial reporting is effective or that our registered public accounting firm will be able to attest to our report. In addition, we estimate that we will incur significant expenses to implement these procedures and controls, which will directly impact our results of operations.

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

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the Senior Notes and our other financial obligations.

As a result of the Merger, we have a significant amount of indebtedness. As of December 30, 2007, we had total indebtedness of $332.1 million and up to $25.0 million of additional availability under our Senior Credit Facilities, less $3.8 million of outstanding letters of credit. In addition, the Senior Credit Facilities provide for an uncommitted incremental facility of up to $50.0 million.

Our substantial indebtedness could have important consequences to holders of our Senior Notes. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the notes;

•	make it more difficult to satisfy our other financial obligations;

•	increase our vulnerability to adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund acquisitions, working capital, capital expenditures, and other general corporate purposes;

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Senior Notes and our Senior Credit Facilities do not fully prohibit us or our subsidiaries from doing so. After the Merger, an additional $25 million was available under the revolving portion of our Senior Credit Facilities, less $3.8 million of outstanding letters of credit. Any borrowings under our Senior Credit Facilities are effectively senior to the Senior Notes to the extent of the value of the assets securing the Senior Credit Facilities. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our restaurants are located in both urban and suburban areas and are either food court or in-line (self-contained) restaurants. Food court restaurants are primarily located in areas designated by the location’s landlord exclusively for restaurant use and share a common dining area provided by the landlord. These restaurants generally occupy between 500 and 1,000 square feet, contain only kitchen and service areas. Our in line locations usually occupy between 1,500 and 3,000 square feet, seat approximately 60 to 120 people and employ 10 to 40 persons, including part-time personnel. We have 418 food court restaurants, 82 in-line restaurants and 6 full service restaurants. All of our restaurants are in leased facilities. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses. In addition, some of our restaurant leases have percentage rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts. Our leases generally have terms of 10 years.

Leases to which we were a party at December 30, 2007 have initial terms expiring as follows:

Years Initial Lease Terms Expire	Number of Company- owned Restaurants	Number of Franchised/ Other
2008(1)	61	1
2009	74	3
2010	61	3
2011	49	0
2012	41	1
Thereafter	220	10

(1)	Includes 15 restaurants under month-to-month arrangements and 6 restaurants as to which we pay only percentage rent based on the level of net restaurant sales, the leases for which are generally for a one year period.

We lease space for our corporate headquarters in Melville, New York. The lease expires in January 2017.

The following table summarizes the number and locations of our company-owned and franchised restaurants in North America as of December 30, 2007:

Location	Number of Company-Owned Restaurants	Number of Franchised Restaurants	Total Number of Restaurants
Alabama	7	—	7
Arizona	7	4	11
Arkansas	5	—	5
California	53	16	69
Colorado	6	1	7
Connecticut	8	5	13
Delaware	2	2	4
District of Columbia	3	2	5
Florida	45	26	71
Georgia	15	4	19
Hawaii	2	2	4
Illinois	18	20	38
Indiana	3	4	7
Iowa	6	1	7
Kansas	4	—	4
Kentucky	6	3	9
Louisiana	7	—	7
Maine	2	1	3
Maryland	13	6	19
Massachusetts	15	9	24
Mexico	—	9	9
Michigan	20	4	24
Minnesota	9	16	25
Mississippi	4	—	4
Missouri	10	5	15
Nebraska	4	2	6
Nevada	15	3	18
New Hampshire	3	—	3
New Jersey	11	13	24
New Mexico	4	—	4
New York	46	28	74
North Carolina	16	5	21
North Dakota	—	1	1
Ohio	25	15	40
Oklahoma	5	4	9
Oregon	6	1	7
Pennsylvania	18	16	34
Rhode Island	1	1	2
South Carolina	6	2	8
Tennessee	8	6	14
Texas	18	6	24
Utah	6	2	8
Vermont	2	—	2
Virginia	18	10	28
Washington	11	2	13
West Virginia	2	2	4
Wisconsin	9	—	9
Wyoming	1	—	1
Aruba	—	5	5
Bahamas	—	4	4
Canada	1	9	10
Dominican Republic	—	3	3
El Salvador	—	1	1
Guam	—	2	2
Guatemala	—	2	2
Honduras	—	3	3
Panama	—	2	2
Puerto Rico	—	10	10

Total	506	300	806

Item 3.	Legal Proceedings

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

In May 2004 and in February 2007, suits were filed by the landlords of two of our Quick Service Restaurants (“QSR”) locations as a result of our premature termination of the leases on those locations by one of our subsidiaries. We settled one of these in October 2007 for $125,000 and the other was settled in November 2007 for $120,000.

In January 2007, a franchisee filed a lawsuit against us alleging, among other things, violations of the Minnesota Franchise Act and the New York State Sales Act and intentional and negligent misrepresentation in connection with the offer and sale of their franchise. The plaintiff sought, among other things, damages in an unspecified amount. The parties had negotiated an agreement to submit this matter to arbitration. We settled this matter in January 2008 for $250,000.

The Company was advised that a purported class action lawsuit was filed against the Company regarding employees breaks, out of state payroll checks and failure to provide itemized information on payroll checks. The case is in its infancy as we have not yet been served.

In addition to the above complaints, from time to time, we are a party to claims and legal proceedings in the ordinary course of business. In our opinion, the results of such claims and legal proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission Of Matters To A Vote Of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity And Related Shareholder Matters

Upon consummation of the Merger, we transferred, at book value our interests in certain non-core assets to a newly formed company owned by certain of our former shareholders in the form of a dividend. We did not pay any dividends in 2006.

Our Senior Credit Facilities and the indenture governing our Senior Notes impose restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may deem relevant. For a discussion of our cash resources and needs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We have no compensation plans that authorize the issuance of our stock to employees or non-employees. There have been no sales or repurchases of our equity securities during the past fiscal year.

There is no established public trading market for our common stock. As of March 31, 2008, all of our outstanding common stock was held by our parent, Sbarro Holdings, LLC.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and our consolidated financial statements and the related notes included in Item 8 of this report. As a result of the Merger, we are required to present our results under GAAP for 2007 as two separate periods. Our Predecessor financial period refers to the period from January 1 through January 30, 2007 prior to consummation of the Merger. Our Successor financial period refers to the period from January 31 through December 30, 2007 following consummation of the Merger. The combined results of our Predecessor and Successor for the year ended December 30, 2007 does not comply with generally accepted accounting principles; however, we believe that this provides useful information to assess the relative performance of the business in all periods presented in the financial statements on an ongoing basis.

	Fiscal Year (1)
	(Dollars in thousands)
	1/31/07-12/30/07	1/1/07-1/30/07	2007	2006	2005	2004	2003
	(Successor)	(Predecessor)	(Combined)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Income Statement Data:
Revenues:
Restaurant sales (1)	$319,342	$23,594	$342,936	$333,538	$329,187	$331,313	$314,708
Franchise related income	14,543	993	15,536	14,193	12,410	12,093	10,868
Real estate	—	323	323	2,072	2,546	2,527	2,585

Total revenues	333,885	24,910	358,795	349,803	344,143	345,933	328,161
Costs and expenses:
Cost of food and paper products	66,036	4,308	70,344	64,331	66,519	72,073	67,446
Payroll and other employee benefits	85,563	6,762	92,325	88,611	89,351	90,857	89,614
Other operating costs	109,526	8,839	118,365	113,695	115,209	114,571	110,494
Other income, net (2)	(2,860)	(497)	(3,357)	(4,553)	(4,551)	(2,961)	(4,163)
Depreciation and amortization	17,349	1,272	18,621	16,561	16,635	16,400	19,712
General and administrative	23,842	2,843	26,685	32,296	27,438	28,576	25,451
Special event bonuses (3)	—	31,395	31,395	—	—	—	—
Asset impairment, restaurant closings/remodels	1,358	74	1,432	883	859	2,202	6,073

Total costs and expenses, net	300,814	54,996	355,810	311,824	311,460	321,718	314,627

Operating income (loss)	33,071	(30,086)	2,985	37,979	32,683	24,215	13,534

Other (expense) income:
Interest expense	(28,879)	(2,570)	(31,449)	(30,783)	(30,680)	(30,694)	(31,039)
Interest income	485	108	593	2,733	1,277	654	694
Equity in net income (loss) of unconsolidated affiliates	—	12	12	573	(236)	855	425
Other income (4)	—	—	—	—	—	1,181	—

Net other expense	(28,394)	(2,450)	(30,844)	(27,477)	(29,639)	(28,004)	(29,920)

Income (loss) before income taxes (5)	4,677	(32,536)	(27,859)	10,502	3,044	(3,789)	(16,386)

Income tax expense	2,048	44	2,092	644	1,693	534	844

Net income (loss)	$2,629	$(32,580)	$(29,951)	$9,858	$1,351	$(4,323)	$(17,230)

	Fiscal Year (1)
	(Dollars in thousands)
	1/31/07-12/30/07	1/1/07-1/30/07	2007	2006	2005	2004	2003
	(Successor)	(Predecessor)	(Combined)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Other Financial and Restaurant Data:
Net cash provided by (used in) operating activities (5)	$40,379	$(5,290)		$30,395	$21,581	$15,816	$11,034
Net cash used in investing activities (5)	$(198,597)	$(1,691)		$(14,667)	$(10,805)	$(8,906)	$(8,521)
Net cash provided by (used in) financing activities (5)	$187,085	$(70,646)		$(190)	$(687)	$(340)	$(1,254)
EBITDA (6)	$50,420	$(28,802)	$21,618	$55,113	$49,082	$42,651	$33,671
Capital Expenditures	$16,327	$1,691	$18,018	$16,350	$11,708	$8,906	$8,521
Number of restaurants at end of period:
Company-owned	506		506	485	502	518	545
Franchised	524		524	478	437	407	355

Total number of restaurants	1,030		1,030	963	939	925	900

Franchised Sales (7)	$317,542	$22,799	$340,341	$294,920	$272,190	$253,410	$221,508
Balance Sheet Data (at end of period):
Total Assets	$636,771		$636,771	$403,205	$388,538	$384,613	$386,830
Working Capital	$(4,894)		$(4,894)	$60,330	$40,697	$32,554	$28,352
Total long-term obligation	$330,255		$330,255	$268,694	$268,530	$268,349	$268,152
Shareholders’ equity	$135,629		$135,629	$77,756	$67,898	$66,547	$70,870

(1)	Our fiscal year ends on the Sunday nearest December 31. Our 2004 year, which ended January 2, 2005, contained 53 weeks. All other years presented contained 52 weeks. The 53rd week of operations in 2004 produced revenues of approximately $9 million and approximate income before taxes of $2.5 million.

(2)	Other income, net includes rebates we received based on franchisees’ levels of purchases.

(3)	In connection with the Merger, special event bonuses were paid to certain members of management and non-employee directors on the closing date.

(4)	Other income in 2004 represents the difference between the amounts allegedly owed to a former distributor that declared bankruptcy and the negotiated settlement with the bankruptcy trustee.

(5)	For a more detailed presentation of our cash flow data, see our audited consolidated financial statements and related notes included in Item 8 of this report.

(6)

EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with United States generally accepted accounting principles (“GAAP”) or as a measure of a company's profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our Senior Notes in that EBITDA is one of the factors in the calculation of our compliance with the ratios in the indenture under which our Senior Notes are issued. We also internally use EBITDA to determine whether or not to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

For each of the periods, the following table reconciles EBITDA to our net income (loss) for each of the periods which we believe is the most direct comparable GAAP financial measure to EBITDA, (dollars in thousands):

	1/31/07-12/30/07	1/1/07-1/30/07	2007	2006	2005	2004	2003
	(Successor)	(Predecessor)	(Combined)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
EBITDA	$50,420	$(28,802)	$21,618	$55,113	$49,082	$42,651	$33,671
Interest Expense	(28,879)	(2,570)	(31,449)	(30,783)	(30,680)	(30,694)	(31,039)
Interest Income	485	108	593	2,733	1,277	654	694
Income Taxes	(2,048)	(44)	(2,092)	(644)	(1,693)	(534)	(844)
Depreciation and Amortization	(17,349)	(1,272)	(18,621)	(16,561)	(16,635)	(16,400)	(19,712)

Net income (loss)	$2,629	$(32,580)	(29,951)	$9,858	$1,351	$(4,323)	$(17,230)

Included in the calculation of EBITDA for combined 2007 is $31.4 million related to the special event bonus.

(7)	While we do not record franchised sales as revenues, we believe they are important in understanding our financial performance because these sales are the basis on which the company calculates and records franchised royalties and are indicative of the financial health of the franchisee base.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our consolidated financial condition, liquidity and capital resources and results of operations should be read in conjunction with the consolidated financial statements and notes included in “Item 8. Financial Statements and Financial Statement Schedules.” Historical results and any discussion of prospective results may not indicate our future performance. This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Risk Factors” and elsewhere in this report.

Executive Overview

We believe we are the world’s leading Italian Quick Service Restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 1,030 units in 41 countries, with 506 company-owned units and 524 franchised units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

We operate our business through two segments. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR’s and other concept restaurants. Our franchise restaurant segment is comprised of our franchised restaurant operations which offer opportunities worldwide for qualified operators to conduct business under the Sbarro name and other trade names owned by Sbarro. Revenue from franchised operations is generated from initial franchise fees, ongoing royalties and other franchising revenue. We do not allocate indirect corporate charges to the franchise operating segment. Such costs are managed on an entity wide basis, and the information to reasonably allocate such cost is not readily available. We do not allocate assets by segment because our chief operating decision maker do not review the assets by segment to assess performance, as the assets are managed on an entity-wide basis. Our operating segments are discussed in Note 3 - Summary of Significant Accounting Policies and Note 15 - Business Segment Information to our Consolidated Financial Statements included in this Report.

On January 31, 2007, entities controlled by MidOcean Partners III, LP, a private equity firm, and certain of its affiliates (“MidOcean”) acquired the Company, pursuant to an agreement and plan of merger (“Merger Agreement”). MidOcean SBR Acquisition Corp., an indirect, wholly-owned subsidiary of MidOcean SBR Holdings, LLC (“Holdings”), merged with and into the Company (the “Merger”), with the Company surviving the Merger. In the Merger, our former shareholders received consideration of $450 million in cash, subject to certain adjustments, in exchange for all of their shares of Company common stock, and Sbarro Holdings LLC, a wholly–owned subsidiary of Holdings and the parent of MidOcean SBR Acquisition Corp., acquired all of our outstanding shares of common stock.

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

In connection with the Merger, the Company transferred interests in certain non-core assets to a newly formed company owned by certain of our former shareholders. There was no gain or loss on this transfer as these assets were transferred at book value and a dividend was issued to certain of our former shareholders. The assets and related costs that we transferred (the “Withdrawn Assets”) were:

•

the interests in Broadhollow Road Realty LLC. and Broadhollow Fitness Center LLC., which owned the corporate headquarters of the Company, the fitness center and the assets of the Sbarro Café located at the corporate headquarters;

•	a parcel of undeveloped real property located in East Northport, New York;

•	the interests in Boulder Creek Ventures LLC and Boulder Creek Holdings, LLC, which owned a 40% interest in a joint venture that operated 15 steakhouses under “Boulder Creek” and other names; and

•	the interest in Two Mex-SS, LLC, which owned a 50% interest in a joint venture that operated two tex-mex restaurants under the “Baja Grill” name.

The former shareholders received a distribution of the cash on hand in excess of (i) $11 million, which remained in the business, plus (ii) all amounts required to be paid in connection with special event bonuses. These bonuses, which were paid to certain members of management and non-employee directors by the Company on the closing date were approximately $34 million. Concurrent with the Merger, we extended our lease for the space in the office building containing our corporate headquarters. The lease expires in January 2017. In addition, we agreed to pay to the former shareholders any incremental tax benefit of deductions generated by the repurchase of our 11% Notes and payment of the special event bonuses. The payment is due within 15 days of the filing of the U.S. tax return that claims these additional deductions.

We refer to this entire transaction as the “Merger.”

We discuss the merger and the allocation of the purchase price in Note2 - The Merger to our Consolidated Financial Statements included in this Report.

Seasonality

Revenues are highest in our fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Our annual revenues and earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year’s Day.

Accounting Period

Our fiscal year ends on the Sunday nearest to December 31, which for 2007 occurred on December 30.

Primary Factors Considered by Management in Evaluating Operating Performance

We focus on the following factors when evaluating our operating performance:

•	comparable company-owned QSR unit sales;

•	franchise location sales and their relationship to our franchise revenues;

•	decisions to continue to operate or close company-owned QSR locations;

•	percentage relationship of the cost of food and paper products and payroll and other benefit costs to our restaurant sales;

•	level of other operating expenses (primarily occupancy costs) and their relationship to restaurant sales;

•	relationship of general and administrative costs to revenues;

•	provision for asset impairment and restaurant closings/remodels; and

•	EBITDA.

Summary Financial Information (Dollars in Millions)

	2007	2006	2005
	(Combined) (3)	(Predecessor)	(Predecessor)
Comparable sales-percentage change vs. prior comparable period(1):
QSR-owned locations	1.5%	4.4%	2.8%
Franchise locations:
Domestic Franchise	4.3%	1.9%	3.7%
International Franchise	6.7%	6.5%	2.2%
Cost of food and paper products as a percentage of restaurant sales	20.5%	19.3%	20.2%
Payroll and other benefits as a percentage of restaurant sales	26.9%	26.6%	27.1%
Other operating expense as a percentage of restaurant sales	34.5%	34.1%	35.0%
General and administrative costs as a percentage of revenues	7.4%	9.2%	8.0%
EBITDA (2)	$22	$55	$49

(1)	Comparable annual percentage changes are based on locations that were open during the entire period within the years presented.

(2)	See “Selected Financial Data” for information concerning this “Non-GAAP” financial measure and a reconciliation of EBITDA to our net income (loss), which we believe is the most direct comparable financial measure to EBITDA. Included in the calculation of EBITDA for 2007 is $31.4 million related to special event bonuses.

(3)	The combined results of the Successor and Predecessor for the year ended December 30, 2007 does not comply with generally accepted accounting principles; however, we believe that this provides useful information to assess the relative performance of the business in all periods presented in the financial statements on an ongoing basis.

Impact of Inflation and Other Factors

Food, labor, rent, construction and energy costs and equipment costs are the items most affected by inflation in the restaurant business. While inflation had not been a significant factor, in 2007, we did experience pressures relating to increased fuel costs and increased commodity costs, particularly cheese and flour. In addition, food and paper product costs may be temporarily or permanently affected by the weather, economic and other factors beyond our control that may reduce the availability and increase the cost of these items. Historically, the price of cheese has fluctuated more than any of our other food ingredients and related restaurant supplies. In the fourth quarter of 2007, we experienced declining sales as consumers responded to more challenging economic environment.

Results of Operations

2007 compared to 2006

We operate two business segments. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR, Carmela and Mama Sbarro restaurants. Our franchise restaurant segment offers franchise opportunities worldwide for qualified operators to conduct business under the Sbarro name. Revenue from franchise operations is generated from initial franchise fees, ongoing royalties and other franchising revenue.

We do not allocate indirect corporate charges to the franchise operating segment. Such costs are managed on an entity wide basis, and the information to reasonably allocate such costs is not readily available.

We do not allocate assets by segment because our chief operating decision maker does not review the assets by segment to assess the segments’ performance, as the assets are managed on an entity wide basis.

The following table sets forth the information concerning revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments.

	Company Owned Restaurants(1)	Franchise Restaurants	Totals
		(In thousands)
1/1/07 – 1/30/07 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating loss before unallocated costs	$(28,235)	$594	$(27,641)

Unallocated costs and expenses (2)			2,445

Operating loss (3)			$(30,086)

1/31/07-12/30/07 (Successor)
Total revenue	$319,342	$14,543	$333,885

Operating income before unallocated costs	$42,310	$10,168	$52,478

Unallocated costs and expenses (2)			19,407

Operating income			$33,071

2007 (Combined)
Total revenue	$343,259	$15,536	$358,795

Operating income before unallocated costs	$14,075	$10,762	$24,837

Unallocated costs and expenses (2)			21,852

Operating income (3)			$2,985

2006 (Predecessor)
Total revenue.	$335,610	$14,193	$349,803

Operating income before unallocated costs	$56,086	$10,047	$66,133

Unallocated costs and expenses (2)			28,154

Operating income			$37,979

(1)	Total revenue includes restaurant sales in the Successor period and restaurant sales and real estate revenues in the Predecessor periods.

(2)	Represents certain general and administrative expenses that are not allocated by segment.

(3)	2007 combined and predecessor includes $31.4 million related to the special event bonus.

Sales by QSR and consolidated other concept restaurants increased 2.8% to $342.9 million for 2007 from $333.5 for 2006. The increase in sales is due to comparable unit sales increase of 1.5% in our QSR restaurants and new store openings.

Franchise related revenues increased 9.2% to $15.5 million for 2007 compared to $14.2 for 2006. The increase in revenues is due to comparable unit sales increase of 4.3% for domestic locations and 6.7% for international locations and new store openings.

Cost of food and paper products as a percentage of restaurant sales increased to 20.5% for 2007 from 19.3% in 2006. The cost of cheese in 2007 averaged approximately $1.95 per pound compared to an average of approximately $1.44 per pound for 2006. This $.51 per pound increase in cheese costs accounted for $4.1 million or 1.2% of restaurant sales.

Payroll and other employee benefits as a percentage of restaurant sales remained relatively flat at 26.9% for 2007 compared to 26.6% in 2006.

Other operating costs as a percentage of restaurant sales also remained relatively flat at 34.5% for 2007 compared to 34.1% in 2006.

Other income, net decreased by $1.2 million in 2007 compared to 2006 due to a decline in rebates we received based on franchisees’ levels of purchases.

Depreciation and amortization expense increased to $18.6 million for 2007 compared to $16.6 million in 2006. $1.6 million of the increase is attributable to the amortization of a franchise agreement intangible related to the Merger and an additional $1.6 million increase is attributable to depreciation for new stores opened in 2007 and the full year effect of new stores opened in 2006. These were partially offset by $.6 million decrease for a building that we transferred to a company owned by certain of our former shareholders and a $.5 million decrease due to the fair value adjustment to property plant and equipment related to the Merger.

General and administrative expenses were $26.7 million in 2007 compared to $32.3 million in 2006. Expenses of $2.9 million in 2006 which related to our former shareholders were eliminated as a result of the Merger. An additional $2.8 million was included in 2006 relating to a long-term special incentive award that was terminated in connection with the Merger and was not paid. We paid MidOcean management fees of $.9 million in 2007. Additionally, there was approximately $.6 million in 2007 of severance charges primarily relating to a management realignment. The remaining decrease is due to $1.6 million of corporate bonus in 2006 and none in 2007.

In 2007, in connection with the Merger, special event bonuses paid were $31.4 million.

Interest expense of $31.4 million in 2007 is primarily related to the Senior Notes and the Term Loan under our Senior Credit Facilities. Included in interest expense in 2007 was the amortization of deferred financing costs for Senior Notes and the term loan of $1.0 million. Interest expense of $30.8 million in 2006 related to the 11%, $255 million senior notes and the 8.4%, $16 million mortgage loan on our corporate headquarters. In connection with the Merger, the 11% Notes were redeemed and the mortgage loan and interests in the building were transferred to a company owned by certain of our former shareholders.

Interest income was $.6 in 2007 compared to $2.7 million in 2006. The decrease was due to lower average cash balances in 2007.

In 2006, equity in the net income of unconsolidated affiliates represented our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. In connection with the Merger, our interests in these unconsolidated affiliates were transferred to a company owned by certain of our former shareholders.

In our Successor period after January 31, 2007, we are taxed as a C Corporation. Income tax expense was $2.0 million in 2007. Our effective tax rate was 43.8% for the period. Prior to January 31, 2007, we were taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions. Under the provisions of Subchapter S, substantially all taxes on our income were paid by our former shareholders rather than by the company. The Company’s net tax expense was $.6 million in 2006.

2006 compared to 2005

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company-owned and franchise restaurant segments (in thousands):

	Company Owned Restaurants(1)	Franchise Restaurants	Totals
2006 (Predecessor)
Total revenue	$335,610	$14,193	$349,803

Operating income before unallocated costs	$56,086	$10,047	$66,133

Unallocated costs and expenses (2)			28,154

Operating income			$37,979

2005 (Predecessor)
Total revenue	$331,733	$12,410	$344,143

Operating income before unallocated costs	$47,713	$9,496	$57,209

Unallocated costs and expenses (2)			24,526

Operating income			$32,683

(1)	Total revenue includes restaurant sales and real estate revenues in the Predecessor periods.

(2)	Represents certain general and administrative expenses that are not allocated by segment.

Sales by QSR and consolidated other concept restaurants increased 1.3% to $333.5 million for 2006 from $329.2 for 2005. The increase in sales is the result of $6.3 million or 2.0% of higher restaurant sales in our QSR restaurants due to an increase in comparable sales of 4.4%, offset in part by fewer company-owned QSR restaurants in operation during 2006 and slightly lower restaurant sales of our consolidated other concepts as a result of the sale of three of our other concept restaurants in 2006.

We believe that improvement in comparable unit sales was due to improved economic conditions in the United States, improvement in our operational controls, upgraded field and store management combined with higher check averages, and selective price increases.

Franchise related revenues increased 14.4% to $14.2 million for 2006 compared to $12.4 for 2005. The increase in revenues was primarily from franchise fees for new franchise restaurants, a settlement with a franchisee which increased revenues by $.5 million and increases in comparable unit sales of 1.9% for domestic locations and 6.5% for foreign locations.

Real estate and other revenue, as revised, decreased to $2.1 million in 2006 from $2.5 million in 2005. The decrease was primarily due to a decrease in rental income from one tenant that defaulted on their lease. In connection with the Merger, we transferred our interest in the building from which we received rental income (which also houses our corporate headquarters) to a company owned by certain of our former shareholders. Accordingly, we will not receive rental income from this real estate in future years.

Cost of food and paper products as a percentage of restaurant sales decreased to 19.3% in 2006 from 20.2% in 2005. The cost of cheese in 2006 averaged approximately $1.44 per pound compared to an average of approximately $1.71 per pound for 2005. This $.27 per pound reduction in cheese costs accounted for $2.1 million or .6% of restaurant sales. Additionally, improved operational controls, combined with selective price increases, improved our cost of sales as a percentage of restaurant sales.

Payroll and other employee benefits, as a percentage of restaurant sales, decreased to 26.6% in 2006 from 27.1% of restaurant sales in 2005. The decrease as a percentage of restaurant sales was primarily a result of efficiencies gained from improved sales.

Other operating costs decreased by $1.5 million to 34.1% of restaurant sales in 2006 from 35% in 2005. The decrease primarily related to lower spending on repairs and maintenance.

Other income, net for 2006 and 2005 was comparable and includes rebates we received based on franchisees’ levels of purchases.

Depreciation and amortization expense of $16.6 million for 2006 and 2005 was comparable.

General and administrative expenses were $32.3 million in 2006 as compared to $27.4 million in 2005. The increase in expenses is attributable to higher bonus payments resulting from improved profitability and an accrual for a long term special incentive award of $2.8 million in 2006 and $.7 million in 2005 to our Chief Executive Officer. This long term special incentive accrual was reversed in 2007 in connection with the Merger.

Interest expense of $31 million for both 2006 and 2005 relates primarily to the 11%, $255 million senior notes we issued to finance our going private transaction and the 8.4%, $16 million mortgage loan on our corporate headquarters, which had an outstanding principal balance of $14.9 million as of December 31, 2006. In connection with the Merger, the 11% Notes were redeemed and new Senior Notes were issued and the mortgage loan and interests in the building were transferred to a company owned by certain of our former shareholders.

Interest income was $2.7 million in 2006 compared to $1.3 million in 2005. The increase was due to higher average interest rates coupled with higher average cash balances in 2006.

Equity in the net income (loss) of unconsolidated affiliates represents our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. Our share in the net income or loss of those concepts increased by $.8 million in 2006 from 2005 as a result of an increase in traffic in our steakhouse joint venture. In connection with the Merger, our interest in these unconsolidated affiliates was transferred to a company owned by certain of our former shareholders.

During the years presented, we were taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions beginning January 3, 2000. Under the provisions of Subchapter S, substantially all taxes on our income were paid by our shareholders rather than us. Our net tax expense was $.6 million and $1.7 million for 2006 and 2005, respectively. The expense was for taxes owed by us to jurisdictions that do not recognize S corporation status or that tax entities based on net worth and for taxes withheld at the source of payment on foreign franchise income related payments. The net tax expense for these jurisdictions decreased in 2006 based upon refunds booked in 2006 of $.6 million for prior years over payments. As a result of the Merger, we became ineligible for continued tax treatment under Subchapter S. Consequently, beginning in 2007, we are required to pay corporate taxes on our taxable income.

Liquidity and Capital Resources

Principal Cash Requirements and Sources

Our liquidity requirements relate to debt service, capital expenditures, working capital, investments in other ventures, and acquisitions. We estimate that our annual cash interest expense under the Senior Notes and Senior Credit Facilities that we put into place in connection with the Merger will be approximately $29 million. We also may incur additional interest expense for borrowings under our line of credit. The Senior Credit Facilities require us to prepay outstanding borrowings , subject to certain exceptions, with (a) 50% of our annual excess cash flow (subject to stepdowns based upon our total leverage ratio); (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) if we do not commit to reinvest such proceeds in accordance with the terms of the Senior Credit Facilities within 365 days of the event giving rise thereto (or, to the extent we have entered into a commitment to reinvest such proceeds within such time period to the extent such amounts are actually reinvested, within six months of the expiration of such 365 days); and (c) 100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Senior Credit Facilities. We are not required to make principal payments, absent the occurrence of certain events, on our Senior Notes until they mature in 2015. Additionally, we bought back franchises and purchased other locations for approximately $5.1 million in 2007. We repaid $.9 million of principal per the terms of our Senior Term loan. We believe that aggregate capital expenditures for all of 2008 will approximate $18 million which we expect will be funded with operating cash.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Senior Credit Facilities will be adequate to meet our liquidity needs for at least the next twelve months.

Contractual Obligations

The following table presents our contractual obligations as of December 30, 2007:

Dollars in million	2008	2009	2010	2011	2012	Thereafter	Total (5)
10.375% senior notes (1)	$—	$—	$—	$—	$—	$150.0	$150.0
Senior credit facility (2)	1.8	1.8	1.8	1.8	1.8	173.1	182.1
Estimated Interest expense on long-term debt	29.1	29.0	28.8	28.9	28.5	46.3	190.6
Letters of credit (3)	3.8	—	—	—	—	—	3.8
Operating leases (4)	55.6	50.1	43.9	38.4	33.9	101.5	323.4
Due to former shareholders(5) and other liabilities	6.2	10.1	—	—	—	—	16.3

	$96.5	$91.0	$74.5	$69.1	$64.2	$470.9	$866.2

(1)	There are no principal repayment obligations under the Senior Notes until 2015.

(2)	Principal amortization payments of .25% of initial principal are due quarterly beginning in the second quarter 2007.

(3)

Represents our maximum reimbursement obligations to the issuer of the letters of credit in the event the letters of credit are drawn upon. The letters of credit generally are issued instead of cash security deposits under operating leases or to guarantee construction costs for our locations and for run out claims under our medical plan. All the standby letters of credit supporting leases are renewable annually through the expiration of the related lease terms. If not renewed, the beneficiary may draw upon the letters of credit as long as the underlying obligation remains outstanding.

(4)	Does not reflect the impact of renewals of operating leases that are scheduled to expire during the periods indicated. Includes franchise lease guarantees and the lease on our corporate headquarters.

(5)

Primarily represents an amount we agreed to pay the former shareholders for any incremental tax benefit of deductions generated by the repurchase of our 11% Notes or payment of the special event bonuses. The payment is due within 15 days of the filing of the U.S. tax return that claims these additional deductions and is estimated to be paid in 2008 and 2009 for this disclosure.

Historically, we had not purchased or entered into interest rate swaps or other instruments designed to hedge against changes in interest rates, the price of commodities we purchase or the value of foreign currencies. We have, and sometimes will, enter into short term fixed rate contracts for some products we purchase. Subsequent to the Merger, we entered into an Interest Rate Cap Letter Agreement with a bank for a portion of our Senior Credit Facility. This agreement caps our Libor rate at 6.00% through February 2009 and 6.50% through February 2010.

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

In general, borrowings under the Senior Credit Facilities bear interest based, at our option, at either the Eurodollar rate or an alternate base rate (“ABR”), in each case plus a margin. The applicable margin will be based on our total leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) at the time of determination. Our rate of interest for borrowings under the Senior Credit Facilities is LIBOR plus 2.50% or ABR plus 1.50%. In addition to paying interest on outstanding principal under the Senior Credit Facilities, we are required to pay an unused line fee to the lenders with respect of the unutilized revolving commitments there under at a rate that shall not exceed 50 basis points per annum.

Our obligations under the Senior Credit Facilities are unconditionally and irrevocably guaranteed by our domestic subsidiaries. In addition, the Senior Credit Facilities are secured by first priority perfected security interests in substantially all of our and our domestic subsidiaries’ capital stock, and up to 65% of the outstanding capital stock of our foreign subsidiaries.

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

10.375% Senior Notes due 2015

In connection with the Merger, we issued $150.0 million of Senior Notes due 2015. The notes bear interest which is payable on February 1 and August 1 of each year, beginning on August 1, 2007.

The Senior Notes are senior unsecured obligations and are guaranteed by all of our current and future domestic subsidiaries and rank equally in right of payment with all existing and future senior indebtedness of ours. The Senior Notes are effectively subordinated to all secured indebtedness of ours, to the extent of the collateral securing such indebtedness, including the Senior Credit Facilities. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have prior claim to those of our assets that constitute their collateral. The Senior Notes are structurally subordinated to all existing and future indebtedness, claims of holders of preferred stock and other liabilities of our subsidiaries that do not guarantee the Senior Notes. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims in full from the assets of those subsidiaries before any assets are made available for distribution to us. The Senior Notes are senior in right of payment to any future subordinated obligations of ours.

The indenture governing the notes contains certain events of default and restrictive covenants which are customary with respect to non-investment grade debt securities, including limitations on the incurrence of additional indebtedness, dividends, repurchases of capital stock, sales of assets, liens, mergers and transactions with affiliates.

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital as at the end of our two latest years and the sources and uses of our cash flows during those two years (In millions):

	Period Jan 31- Dec 30, 2007	Period Jan 1- Jan 30, 2007	Year Ended 2006
	(Successor)	(Predecessor)	(Predecessor)
Liquidity at year end
Cash and cash equivalents	$28.9		$88.6
Working capital	$(4.9)		$60.3

Net cash flows
Provided by (used in) operating activities	$40.4	$(5.3)	$30.4
Provided by (used in) investing activities	$(198.6)	$(1.7)	$(14.7)
Provided by (used in) financing activities	$187.1	$(70.6)	$(.2)

Net increase (decrease) in cash	$28.9	$(77.6)	$15.5

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations. Cash flow from current operations and our line of credit more than support our working capital needs.

Net cash provided by operating activities was $40.4 million for the Successor period January 31 through December 30, 2007 as compared to $30.4 in 2006. The increase in our Successor period in 2007 as compared to 2006 was primarily due to an increase in non cash adjustments, an increase in accrued interest payable, a decrease in other assets and receivables offset by the change in net income.

Net cash used by operating activities was $5.3 million in our Predecessor period January 1 through January 30, 2007 was primarily due to decrease in accounts payable and accrued expenses after considering effects of the merger.

Net cash used in investing activities was $198.6 million for the Successor period January 31 through December 30, 2007. The net cash used represents the $177.0 million net cash paid for the Merger, capital expenditures of $16.3 million and the buy back of franchise locations and other locations of $5.1 million. Net cash used was $1.7 million for the Predecessor period January 1 through January 30, 2007 and $14.7 million for 2006. Net cash used in both Predecessor periods was primarily for capital expenditures for restaurant openings and renovation activity.

Net cash provided by financing activities was $187.1 million for the Successor period January 31 through December 30, 2007. The net cash represents proceeds from injected capital, the proceeds from the new debt, debt issue costs, and paydown of the old debt. Net cash used in financing activities for the Predecessor period January 1 through January 30, 2007 of $70.6 million represents dividends to sellers net of repayments of officer loans.

Recent Accounting Pronouncements

SFAS 157:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. Based upon our preliminary analysis, SFAS 157 will not have a material effect on our consolidated financial statements.

SFAS 159:

In February 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The Company is currently assessing whether fair value accounting is appropriate for any of the Company’s eligible items and have not yet determined the impact, if any, on our consolidated financial statements.

SFAS 141 (R):

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which is effective for annual periods beginning on or after December 15, 2008. In FAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date for value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. We have not yet determined the impact, if any, that FAS 141(R) will have on our results of operations or financial positions.

SFAS 160:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51,” which is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interest of the parent company and the interest of the noncontrolling interest holder. We have not yet determined the impact, if any, that SFAS 160 will have on our consolidated financial statements.

Critical Accounting Policies and Judgments

Our accounting policies are discussed in Note 3 – Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this report. Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Accounting policies often require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. Accounting policies whose application may have the most significant effect on our reported results of operations and financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position are listed below:

SFAS No. 5, “Accounting for Contingencies.” Pursuant to SFAS No. 5, in the past we have made, and we intend in the future to make, decisions regarding the accounting for legal matters based on the status of the matter and our best estimate of the outcome (we expense defense costs as incurred). This requires management to make judgments regarding the probability and estimated amount of possible future contingent liabilities, especially, in our case, legal matters. However, especially if a matter goes to a jury trial, our estimate could be inaccurate since our estimates are based, in large part, on our experience in settling matters. In our judgment, we believe that our reserve of approximately $.3 million for outstanding legal actions is adequate.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to test annually and periodically assess whether there has been an impairment of goodwill or other indefinite lived intangible assets. Based on the discounted cash flow method and the guideline company valuation methods used in determining the fair value of our goodwill under our two reporting units and the discounted cash flow and market transactions and company guideline methods in determining the fair value of our goodwill and other intangible assets, it was concluded that there was no impairment in the carrying value of these assets as of December 30, 2007. However, future estimates could change and cause us to take an impairment charge with respect to those assets. Further, after taking such a charge, should future estimates determine that the fair value has risen, SFAS No. 142 does not allow us to reverse previous charges.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires judgments regarding future operating or disposition plans for marginally performing assets. We evaluate our long-lived assets for impairment by asset group, where appropriate or on an individual restaurant level on an annual basis, or whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable, including our business judgement of when to close underperforming units. Certain assets at restaurants where we have leases with common mall landlord/owner relations, are evaluated as an asset group as cash flows from these assets are not individually independent enabling us to better estimate projected cash flows in a manner more consistent with the way we view our mall relationships. When any such impairment exists, the related assets is written down to is fair value.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” addresses accounting for restructuring and similar costs and it supersedes previous accounting guidance, principally EITF No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 changes the expense recognition for certain costs we incur while closing restaurants or undertaking other exit or disposal activities. However, the timing difference is not typically of significant length.

FIN No. 46 (R), “Consolidation of Variable Interest Entities,” states that if an enterprise is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, or receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity. We have reviewed our joint ventures, equity investments and corporate relationships for possible coverage under FIN No. 46 (R).

FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” elaborates on the disclosures to be made by a guarantor in its financial statements concerning its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued or modified after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. We have guarantees that would require recognition upon issuance or modification under the provisions of FIN No. 45. The nature of our business will likely result in the issuance of certain guarantees in the future and, as such, we will be required to evaluate the fair value of the obligation at the inception of such guarantee. Most of our guarantees are due to us guaranteeing leases on behalf of certain franchisees. The amount we may be required to recognize in future years may be higher than this amount depending on the number and magnitude of guarantees we issue.

SFAS 13, “Accounting for Leases”, establishes standards of financial accounting for leases. Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred rent. Any lease incentives received by the Company are deferred over the same period as the lease and amortized on straight-line basis over the life of the lease as a reduction of rent expense. We calculate deferred rent based on the lease term from when we obtain access or control over the leased property. Rent expense accrued during the construction period was capitalized as part of the cost of leasehold improvements until October 2005. As a result of FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period”, we now expense rent during the construction phase. The length of time from when we take possession of property for our QSR restaurants and when our restaurant opens is normally 90 days as compared to our normal lease terms of ten years. In 2005, we noted an error in our straight-line rent calculation and recorded a $1.2 million adjustment to correct this error. The correction was to reduce the deferred rent balance and adjust opening retained earnings. The effect was not individually material to any year presented and did not warrant a restatement in those years.

SFAS No. 109, “Accounting for Income Taxes” requires us to record valuation allowances against our deferred tax assets, when necessary. Realization of deferred tax assets is dependent on future taxable earnings and therefore requires judgment. We assess the likelihood that our deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets do not include future tax benefits that we deem likely not to be realized.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to certain risks, which exist as part of our ongoing business operation.

Interest Rate Risk

We currently invest our cash on hand in FDIC insured overnight cash management savings accounts, earning interest based on the 91 day T-bill rates. The indenture governing the Senior Notes limits the nature of our investments to those of lower risk. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.

The interest rate on borrowings under our Senior Credit Facilities is floating and, therefore, is subject to fluctuations. In general, borrowings under the Senior Credit Facilities bear interest based, at our option, at either the Eurodollar rate or an alternative base rate (“ABR”), in each case plus a margin. The applicable margin will be based on our total leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) at the time of determination. Currently, our rate of interest for borrowings under the Senior Credit Facilities is LIBOR plus 2.50% or ABR plus 1.50%. A 1% change in our current rate would have an annual effect of approximately $1.8 million. Subsequent to the Merger, we entered into an Interest Rate Cap Letter Agreement with a bank for a portion of our Senior Credit Facility. This agreement caps our LIBOR rate at 6.00% through February 2009 and 6.50% through February 2010.

We have not purchased future, forward, option or other instruments to hedge against fluctuations in the prices of the commodities we purchase. As a result, our future commodities purchases are subject to changes in the prices of such commodities. We have, and sometimes will enter into, short term, fixed rate contracts for some products we purchase.

Foreign Exchange Rate Risk

All of our transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, thereby reducing the risks in the changes of the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.

Item 8.	Financial Statements And Financial Statement Schedules

Index

Page
Reports of Independent Registered Public Accounting Firms	44
Consolidated Balance Sheets as of December 30, 2007 (Successor) and December 31, 2006 (Predecessor)	47
Consolidated Statements of Operations for the period January 31 through December 30, 2007 (Successor) and the period January 1 through January 30, 2007 (Predecessor) and the years ended December 31, 2006 (Predecessor) and January 1, 2006 (Predecessor)	49
Consolidated Statements of Shareholders’ Equity for the period January 31 through December 30, 2007 (Successor), and the period January 1 through January 30, 2007 (Predecessor) and the years ended December 31, 2006 (Predecessor) and January 1, 2006 (Predecessor)	50
Consolidated Statements of Cash Flows for the period January 31 through December 30, 2007 (Successor) and the period January 1 through January 30, 2007 (Predecessor) and the years ended December 31, 2006 (Predecessor) and January 1, 2006 (Predecessor)	51
Notes to Consolidated Financial Statements	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sbarro, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sbarro, Inc. and its subsidiaries at December 30, 2007, and the results of their operations and their cash flows for the eleven month period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the eleven month period ended December 30, 2007 listed in the index appearing under item 15(a) (2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sbarro, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations of Sbarro, Inc and its subsidiaries and their cash flows for the one month period ended January 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the one month period ended January 30, 2007 listed in the index appearing under item 15(a) (2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sbarro, Inc.

Melville, New York

We have audited the accompanying consolidated balance sheets of Sbarro, Inc. and subsidiaries as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2006 and January 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sbarro, Inc. and subsidiaries at December 31, 2006 and January 1, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and January 1, 2006 in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

Melville, New York
March 28, 2007

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	December 30, 2007	December 31, 2006
	SUCCESSOR	PREDECESSOR
Current assets:
Cash and cash equivalents	$28,867	$88,627
Receivables, net of allowance for doubtful accounts of $263 at December 31, 2006:
Franchise	2,938	2,868
Other	4,552	5,259

	7,490	8,127
Loans receivable from shareholders	—	5,585
Inventories	3,056	3,233
Prepaid expenses	3,480	3,147
Deferred tax asset	2,331	—

Total current assets	45,224	108,719
Property and equipment, net	65,343	78,953
Intangible assets:
Goodwill	211,236	9,204
Trademarks	248,000	195,916
Other intangible assets	31,996	—
Deferred financing costs, net	10,069	2,616
Deferred tax asset	23,850	—
Other assets	1,053	7,797

	$636,771	$403,205

See notes to consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(CONTINUED)

	December 30, 2007	December 31, 2006
	SUCCESSOR	PREDECESSOR
Current liabilities:
Accounts payable	$8,586	$9,818
Accrued expenses	23,685	30,132
Accrued interest payable	7,745	8,223
Due to former shareholders	6,200	—
Taxes payable on behalf of former shareholders	2,072	—
Current portion of debt	1,830	216

Total current liabilities	50,118	48,389
Deferred rent	3,587	8,366
Deferred tax liability	107,130	—
Due to former shareholders & other liabilities	10,052	—
Long-term debt, net of original issue discount at December 31, 2006	330,255	268,694

Commitments and contingencies
Shareholders’ equity:
Preferred stock
Authorized 1,000,000 shares; $1.00 par value none issued at December 31, 2006	—	—
Common stock
Authorized 1,000 shares; $.01 par value issued & outstanding 100 shares at December 30, 2007	—	—
Authorized 40,000,000 shares; $.01 par value issued & outstanding 7,064,328 shares at December 31, 2006	—	71
Additional paid-in capital	133,000	10
Retained earnings	2,629	77,675

	135,629	77,756

	$636,771	$403,205

See notes to consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	For the period January 31 through December 30, 2007	For the period January 1 through January 30, 2007	For the Fiscal Year Ended December 31, 2006	For the Fiscal Year Ended January 1, 2006
	SUCCESSOR	PREDECESSOR	PREDECESSOR	PREDECESSOR
Revenues:
Restaurant sales	$319,342	$23,594	$333,538	$329,187
Franchise related income	14,543	993	14,193	12,410
Real estate	—	323	2,072	2,546

Total revenues	333,885	24,910	349,803	344,143
Costs and expenses:
Cost of food and paper products	66,036	4,308	64,331	66,519
Payroll and other employee benefits	85,563	6,762	88,611	89,351
Other operating costs	109,526	8,839	113,695	115,209
Other income, net	(2,860)	(497)	(4,553)	(4,551)
Depreciation and amortization	17,349	1,272	16,561	16,635
General and administrative	23,842	2,843	32,296	27,438
Special event bonuses	—	31,395	—	—
Asset impairment, restaurant closings/remodels	1,358	74	883	859

Total costs and expenses, net	300,814	54,996	311,824	311,460

Operating income (loss)	33,071	(30,086)	37,979	32,683

Other (expense) income:
Interest expense	(28,879)	(2,570)	(30,783)	(30,680)
Interest income	485	108	2,733	1,277
Equity in net income (loss) of unconsolidated affiliates	—	12	573	(236)

Net other expense	(28,394)	(2,450)	(27,477)	(29,639)

Income (loss) before income taxes	4,677	(32,536)	10,502	3,044

Income tax expense	2,048	44	644	1,693

Net income (loss)	$2,629	$(32,580)	$9,858	$1,351

See notes to consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional
	Number of Shares	Amount	paid-in capital	Retained Earnings	Total
Predecessor
Balance at January 2, 2005	7,064,328	$71	$10	$66,466	$66,547

Net income	—	—	—	1,351	1,351

Balance at January 1, 2006	7,064,328	71	10	67,817	67,898

Net income	—	—	—	9,858	9,858

Balance at December 31, 2006	7,064,328	71	10	77,675	77,756

Net loss	—	—	—	(32,580)	(32,580)

Balance at January 30, 2007	7,064,328	71	10	45,095	45,176

Successor
Equity contribution (See Note 2)	100	—	133,000	—	133,000

Net income	—	—	—	2,629	2,629

Balance at December 30, 2007	100	$—	$133,000	$2,629	$135,629

See notes to consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the period January 31 through December 30, 2007	For the period January 1 through January 30, 2007	For the year ended December 31, 2006	For the year ended January 1, 2006
	SUCCESSOR	PREDECESSOR	PREDECESSOR	PREDECESSOR
Operating Activities:
Net income (loss)	$2,629	$(32,580)	$9,858	$1,351
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,349	1,272	16,561	16,635
Amortization of deferred financing costs	960	80	962	962
Amortization of senior note/bond discount	—	32	379	379
Provision for doubtful accounts receivable	—	—	40	14
Increase (decrease) in deferred rent, net of tenant allowance	1,603	(117)	(347)	(452)
Asset impairment and restaurant closings/remodels	1,358	74	883	859
Change in deferred tax benefit	885	—	—	—
Gain on sale of restaurant property and equipment	—	—	(180)	—
Equity in net income (loss) of unconsolidated affiliates	—	(12)	(573)	236
Changes in operating assets and liabilities, net of effects of merger:
Decrease (increase) in receivables	1,488	394	(2,047)	(1,997)
(Increase) decrease in inventories	(142)	319	(354)	(81)
Decrease (increase) in prepaid expenses	940	(1,434)	1,148	668
Decrease (increase) in other assets	2,767	871	345	(328)
Increase in accounts payable and accrued expenses	2,797	23,474	3,678	3,335
Increase in accrued interest payable	7,745	2,337	42	—

Net cash provided by (used in) operating activities	40,379	(5,290)	30,395	21,581

See notes to consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Continued

	For the period January 31 through December 30, 2007	For the period January 1 through January 30, 2007	For the year ended December 31, 2006	For the year ended January 1, 2006
	SUCCESSOR	PREDECESSOR	PREDECESSOR	PREDECESSOR
Investing Activities:
Purchases of property and equipment	(16,327)	(1,691)	(16,350)	(11,708)
Purchase of franchise & other locations	(5,090)	—	—	—
Investment in joint ventures	(380)	—	—	—
Proceeds from sale of restaurant property & equipment	—	—	1,433	300
Contributions from partners to joint ventures	200	—	250	—
Dividend received from unconsolidated affiliate	—	—	—	603
Cash paid for merger, net of cash acquired	(177,000)	—	—	—

Net cash used in investing activities	(198,597)	(1,691)	(14,667)	(10,805)

Financing Activities:
Proceeds from shareholders for issuance of common stock	133,000	—	—	—
Proceeds from secured term loan	183,000	—	—	—
Proceeds from senior notes	150,000	—	—	—
Paydown of predecessor’s notes	(267,000)	—	—	—
Debt Issue Costs	(11,000)	—	—	—
Repayment of secured term loan	(915)	—	—	—
Mortgage principal repayments	—	(17)	(198)	(181)
Dividends to sellers	—	(76,159)	—	—
Loan to affiliate	—	—	—	(560)
Repayment of loans by officers	—	5,530	8	54

Net cash provided by (used in) financing activities	187,085	(70,646)	(190)	(687)

Increase (decrease) in cash and cash equivalents	28,867	(77,627)	15,538	10,089
Cash and cash equivalents at beginning of period	—	88,627	73,089	63,000

Cash and cash equivalents at end of period	$28,867	$11,000	$88,627	$73,089

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$370	$—	$1,025	$954
Cash paid during the period for interest	$20,072	$10,793	$29,314	$29,331

Supplemental non-cash investing activities:

On January 30, 2007, the Company transferred its interest of $5.6 million in certain non-core assets to a newly-formed company owned by certain of our former shareholders as a dividend.

Supplemental non-cash financing activities:

In June 2007, we entered into a non-cash insurance premium financing agreement for $3.5 million and in June 2006 we entered into a non-cash insurance premium financing agreement for $3.3 million.

See notes to consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.	Description of Business:

Basis of financial statement presentation:

The consolidated financial statements include the accounts of Sbarro, Inc., its wholly- owned subsidiaries and the accounts of those joint ventures of which we are the primary beneficiary (together, “we,” “our,” “us,” or “Sbarro”). All significant intercompany accounts and transactions have been eliminated. As a result of the Merger, which we discuss below, we are required to present our results for 2007 as two separate periods. Our Predecessor financial period refers to the period from January 1 through January 30, 2007 which was prior to consummation of the Merger. Our Successor financial period refers to the period from January 31 through December 30, 2007 following consummation of the Merger.

Overview:

We and our franchisees develop and operate family oriented cafeteria-style Italian restaurants principally under the “Sbarro”, “Mama Sbarro”, “Carmela’s”, “Sbarro The Italian Eatery” and “Sbarro Fresh Italian Cooking” names. The restaurants are located throughout the world, principally in shopping malls and other high traffic locations.

The following table sets forth the number of Sbarro restaurants in operation as of:

	December 30, 2007	December 31, 2006	January 1, 2006
Company-owned	506	485	502
Franchised	524	478	437

All restaurants	1,030	963	939

Excludes other concept restaurants that, as part of the Merger, were transferred to a company owned by certain of our former shareholders.

2.	The Merger:

On January 31, 2007, entities controlled by MidOcean Partners III, LP, a private equity firm, and certain of its affiliates (“MidOcean”) acquired the Company, pursuant to an agreement and plan of merger (“Merger Agreement”). MidOcean SBR Acquisition Corp., an indirect, wholly-owned subsidiary of MidOcean SBR Holdings, LLC (“Holdings”), merged with and into the Company (the “Merger”), with the Company surviving the Merger. In the Merger, our former shareholders received consideration of $450 million in cash, subject to certain adjustments, in

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

exchange for all of their shares of Company common stock, and Sbarro Holdings LLC, a wholly–owned subsidiary of Holdings and the parent of MidOcean SBR Acquisition Corp., acquired all of our outstanding shares of common stock.

MidOcean owns approximately 74% of Holdings and thus acquired control of the Company in the Merger. Certain of our senior managers acquired approximately 5% of the outstanding equity of Holdings in connection with the Merger, with the balance of the equity of Holdings being owned by other investors. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

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

In connection with the Merger, the Company transferred interests in certain non-core assets to a newly formed company owned by certain of our former shareholders. There was no gain or loss on this transfer as these assets were transferred at book value and a dividend was issued to certain of our former shareholders. The assets and related costs that we transferred (the “Withdrawn Assets”) were:

•

the interests in Broadhollow Road Realty LLC. and Broadhollow Fitness Center LLC., which owned the corporate headquarters of the Company, the fitness center and the assets of the Sbarro Café located at the corporate headquarters;

•	a parcel of undeveloped real property located in East Northport, New York;

•	the interests in Boulder Creek Ventures LLC and Boulder Creek Holdings, LLC, which owned a 40% interest in a joint venture that operated 15 steakhouses under “Boulder Creek” and other names; and

•	the interest in Two Mex-SS, LLC, which owned a 50% interest in a joint venture that operated two tex-mex restaurants under the “Baja Grill” name.

The former shareholders received a distribution of the cash on hand in excess of (i) $11 million, which remained in the business, plus (ii) all amounts required to be paid in connection with special event bonuses. These bonuses, which were paid to certain members of management and non-employee directors by the Company on the closing date, were approximately $34 million. Concurrent with the Merger, we extended our lease for the space in the office building containing our corporate headquarters. The lease expires in January 2017. In addition, we agreed to pay to the former shareholders any incremental tax benefit of deductions generated by the repurchase of our 11% Notes and payment of the special event bonuses. The payment is due within 15 days of the filing of the U.S. tax return that claims these additional deductions.

We refer to this entire transaction as the “Merger.”

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

Holdings financed the Merger, including estimated fees and expenses, with $333 million of debt financing described below and $133 million of common equity contributed in cash to Holdings by MidOcean, members of management and the other investors in Holdings.

In connection with the Merger, we entered into a new $183.0 million senior secured term loan facility and a new $25.0 million senior secured revolving facility (the “Senior Credit Facilities”); issued $150.0 million in aggregate principal amount of Senior Notes due 2015 (the “Senior Notes”) and repurchased all of our 11% Notes due 2009 (the “11% Notes”).

The Merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” pursuant to which the allocable purchase price of the Merger, including related fees and expenses, were allocated to our net assets based upon our estimates of fair value. Our consolidated financial statements have been prepared based on our estimates of fair value of our net assets and was based on a formal valuation of the fair value of our net assets and the resolution of any pre-closing or post-closing purchase price adjustments pursuant to the Merger Agreement.

Our consolidated financial statements as of December 30, 2007 include the estimated fair value of intangible assets with indefinite lives of (a) trademarks of $248.0 million; (b) franchise relationships of $24.3 million; and (c) goodwill of $211 million. Also included in our financial statements is a franchise agreement intangible of $8.0 million with an estimated life of eight years. The franchise agreement intangible is amortized using a method that reflects the pattern in which the economic benefit of the assets will be consumed in the future. Other fair value adjustments include a net decrease to Property, Plant and Equipment of approximately $.2 million with an average useful life of approximately four years and a liability for our lease agreements that are above market for approximately $1.4 million which will be amortized over the respective lease terms.

The following table sets forth the components of the purchase price (in millions):

Sources of funds:

Secured term loan	$183
Senior notes	150
Proceeds from contributed capital	133

$466

Use of funds:

Consideration to sellers	$450
Transaction costs	16

Total purchase price	$466

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

The following table provides the allocation of the purchase price based upon the fair value of the acquired assets and liabilities assumed. The allocation of the total purchase price to our net assets was based on a formal valuation of the fair value of our net assets and the resolution of any pre-closing or post-closing purchase price adjustments pursuant to the Merger Agreement.

Assets:
Cash and cash equivalents	$11.0
Accounts receivable	8.0
Inventories	2.9
Deferred tax asset	28.1
Other current assets	3.3
Property and equipment	62.3
Goodwill	211.2
Trademarks	248.0
Franchise relationships	24.3
Franchise agreements	8.0
Other assets	15.0

$622.1

Liabilities:
Accounts payable	$6.0
Accrued liabilities	30.5
Due to former shareholders and other liabilities	10.2
Deferred rent	1.4
Deferred tax liability	108.0

156.1

Total purchase price	$466.0

Concurrent with the Merger, special event bonuses were paid to certain members of management of $32 million and to our non-employee directors of $2.2 million.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

3.	Summary of significant accounting policies:

Business segments:

We operate two business segments. One segment is comprised of the operating activities of the company-owned QSR restaurants and other concept restaurants (owned and joint ventures). The other segment is comprised of the franchised restaurants which offers franchise opportunities worldwide for qualified operators to conduct business under the Sbarro name.

Estimates:

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates.

Cash and cash equivalents:

Cash and cash equivalents represent funds invested in overnight and highly liquid money market accounts with a maturity of three months or less at the time of purchase. Cash and cash equivalents at the end of 2007 and 2006 were $29 million and $89 million, respectively.

Inventories:

Inventories, consisting primarily of food, beverages and paper supplies, are stated at lower of cost or market, which is determined using the first-in, first-out method.

Property and equipment:

Property and equipment is stated at cost less accumulated depreciation which is expensed using the straight-line method over the estimated useful lives for furniture, fixtures and equipment (three to ten years) and leasehold improvements (the lesser of the useful lives of the assets or lease terms.)

Capitalized costs:

We have elected to account for construction costs in a manner similar to SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects .” We capitalize costs clearly associated with the acquisition, development, design and construction of new locations as these costs have a future benefit to the projects. The types of specifically identifiable costs capitalized by the Company are primarily consulting, payroll, payroll related taxes and benefit costs incurred. If the

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the accompanying Consolidated Statements of Operations. The Company capitalized $.5 million, $.3 million, and $.5 million of costs related to the development of Company-owned stores for the Successor 2007 and Predecessor 2006 and 2005, respectively.

Intangible assets:

Intangible assets consist of our goodwill, trademarks, franchise relationships and franchise agreements. Intangible asset values were determined based on a fair value allocation of the purchase price from our merger and were deemed to be indefinite lived intangible assets with the exception of franchise agreements which will be amortized over the estimated remaining life of these franchises agreements. At the beginning of 2005, it was determined that we had two reporting units. This did not change as a result of the Merger. One reporting unit is comprised of the operating activities of the company-owned QSR restaurants and other concept restaurants. The other reporting unit is comprised of the franchised operations which offer franchise opportunities worldwide for qualified operators to conduct business under the Sbarro name. Goodwill was allocated to each of these two reporting units based on the fair value of the reporting units.

In 2007, trademarks and other intangible assets were recorded at fair value in connection with the Merger. There were no changes in the carrying amount of the trademarks or goodwill for the year ended December 31, 2006. We test for impairment annually or earlier if impairment indicators exist. We follow a two-step process for impairment testing of goodwill. The first step of this test, used to identify impairment, compares the fair value of a reporting unit, including goodwill, with its carrying amount. The second step (if necessary) measures the amount of the impairment. Our annual impairment test indicated that the fair value of each reporting unit exceeded each reporting unit’s carrying amount. Accordingly, the second step of the goodwill impairment test was not necessary. We performed a separate impairment test on our trademarks based on the discounted cash flow method and company guideline method. The fair value of the trademarks exceeded the carrying value.

Deferred financing costs:

Deferred financing costs are amortized as additional interest expense over the life of the related debt.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

Long-lived assets:

We evaluate our long-lived assets for impairment by asset group, where appropriate or on an individual restaurant level on an annual basis, or whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable, including our business judgement of when to close underperforming units. Certain assets at restaurants where we have leases with common mall landlord/owner relations, are evaluated as an asset group as cash flows from these assets are not individually independent enabling us to better estimate projected cash flows in a manner more consistent with the way we view our mall relationships. When any such impairment exists, the related assets is written down to is fair value.

Pre-opening costs:

Exclusive of certain development costs, pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Variable interest entities:

FIN No. 46 (R), “Consolidation of Variable Interest Entities,” states that if an enterprise is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, or receives a majority of the entity’s expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity. We have reviewed our joint ventures, equity investments and corporate relationships for possible coverage under FIN No. 46 (R).

Prior to the Merger, we accounted for our investments in 50% or less owned joint ventures, and for 50% owned joint ventures for which we did not have operating control and are not the primary beneficiary under the equity method of accounting. The equity in the net income (loss) of these unconsolidated affiliates is included in “equity in net income of unconsolidated affiliates” in our statements of operations and the related assets are included in “other assets” in the accompanying balance sheets. These equity investments were transferred to our former shareholders in connection with the Merger.

Accounting for vendor rebates:

We account for vendor rebates, including certain marketing allowances, related to the usage of the products for which rebates are received in company-owned Sbarro

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

locations as a reduction of the cost of food and paper products. The rebates are recognized as earned based on our usage, which approximates the volume purchased of the related products. We also receive consideration from manufacturers for the usage, which approximates the volume purchased, of the same raw materials used by our franchisees. These rebate amounts are included in “other income, net expense” in our statements of operations.

Concentration of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains its cash in commercial banks insured by the FDIC. At times, such cash in banks exceeds the FDIC insurance limit.

Concentration of credit risk with respect to accounts receivable is generally limited to franchise fees and royalties. Prior to the Company entering into an agreement with a new franchisee, an evaluation of its financial position and credit-worthiness is completed. The Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of certain franchisees and other information.

Revenue recognition:

Our revenues consist of sales by Company-owned restaurants and fees from restaurants operated by franchisees. Sales by company-owned restaurants are recognized as earned in the period the sale is made and are recorded net of sales tax. Fees from franchised restaurants include development fees, franchise fees and royalties. Fees and royalties are recognized in the period earned. Development fees are recognized upon the opening of a restaurant, which is when we performed substantially all initial services required by the franchise arrangement.

Allowance for doubtful accounts:

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

Leases:

Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred rent. Any lease incentives received by the Company are deferred over the same period as the lease and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. We calculate deferred rent based on the lease term from when we obtain access or control over the leased property. Until November 2005, we capitalized rent expense incurred during the construction period as part of the cost of leasehold improvements. Beginning in the first reporting period after September 15, 2005, we have expensed rental costs associated with the construction period in conjunction with FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”

Income taxes:

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

In our Successor period, January 31, 2007 through December 30, 2007, we were taxed as a C Corporation. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes based on tax laws as currently enacted.

Fair Value of financial instruments:

The carrying amounts of cash, receivables and accounts payable approximate fair value because of the short-term nature of these items. Based on the current quoted market price, the estimated fair value of our Senior Notes at December 30, 2007 approximated $132 million. The carrying amount of the Senior Credit Facility approximates fair value because the interest rate this instrument bears is reasonably equivalent to the current rates offered for debt of a similar nature and maturity.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

New Accounting Pronouncements:

SFAS 157:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. Based upon our preliminary analysis, SFAS 157 will not have a material effect on our consolidated financial statements.

SFAS 159:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, from the adoption of this new accounting pronouncement on its financial statements.

SFAS 141 (R):

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which is effective for annual periods beginning on or after December 15, 2008. In FAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date for value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

We have not yet determined the impact, if any, that FAS 141(R) will have on our results of operations or financial positions.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

SFAS 160:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” – an amendment to ARB No. 51. SFAS No. 160 requires all entities to report noncontrolling (minority) interest in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statements further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interest of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement is not expected to have a significant impact on our consolidated financial statements.

Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the 2007 presentation.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

4.	Property and equipment, net (In thousands):

	December 30, 2007 (a) (b)	December 31, 2006 (a)
Land (c)	$—	$3,785
Leasehold improvements	46,627	141,336
Furniture, fixtures and equipment	34,410	69,027

	81,037	214,148
Less accumulated depreciation and amortization (d)	15,694	135,195

	$65,343	$78,953

(a)	During Successor and Predecessor 2007, 2006 and 2005, we recorded a provision for restaurant closings and remodels of approximately $.8 million, $.1 million, $.9 million and $.5 million, respectively. During Successor 2007 and 2005, we recorded an asset impairment of $.5 million and $.3 million, respectively.

(b)	In Successor 2007, we recorded a fair value adjustment net decrease to property and equipment of approximately $.2 million in connection with the Merger.

(c)	The land was dividended to our former shareholders in connection with the Merger.

(d)	During Successor and Predecessor 2007, 2006 and 2005 depreciation and amortization of property and equipment was $17.3 million, $1.2 million, $16.6 million and $16.6 million respectively.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

5.	Intangibles (In thousands):

Goodwill

We have identified two reporting units for the purposes of evaluating goodwill for impairment. The carrying value of goodwill was allocated to each of our reporting units based on the fair value of goodwill attributed to each as follows:

	12/30/07	12/31/06
Reporting Unit:
Company-owned	$196,087	$8,514
Franchise	15,149	690

	$211,236	$9,204

Other Intangibles

Other intangibles consists of the following:

12/30/07
Franchise relationships	$24,300
Franchise agreements, net	6,345
Franchise rights acquired	1,351

$31,996

Amortization expense of $1.7 million was recorded in the Successor period in 2007. At December 30, 2007 accumulated amortization was $1.7 million.

Franchise Rights Acquired

During 2007, we purchased 9 stores in Utah and Hawaii owned by two franchisees. The total purchase price was $4 million of which $2.6 million was allocated to fixed assets and $1.4 million was allocated to franchise rights.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

6.	Deferred financing costs (In thousands):

Deferred financing costs consists of the following:

	December 30, 2007	December 31, 2006
Deferred financing costs	$11,031	$9,591
Less accumulated amortization	962	6,975

	$10,069	$2,616

Amortization expense of the deferred financing costs (included in interest expense) was $962 thousand and $80 thousand in Successor and Predecessor 2007 and $962 thousand in 2006 and 2005, respectively.

In 2007, deferred financing costs were amortized over the life of the related debt which is seven years for the Senior Credit Facility and eight years for the Senior Notes.

In 2006 and 2005 deferred financing costs were amortized as additional interest expense over the initial remaining lives of the related debt instruments, which ranged from 1 1/2 years to 4 years.

7.	Accrued expenses (in thousands):

Accrued expenses consists of the following:

	December 30, 2007	December 31, 2006
Accrued payroll	$4,414	$4,259
Accrued bonus	313	7,248
Payroll, sales and other taxes	4,332	4,655
Rent and related costs	2,107	3,014
Litigation and legal costs	324	1,614
Rebates and other advances	1,768	1,698
Accrued health insurance	1,619	102
Franchise deposits	3,684	3,444
Insurance premium financing	1,101	1,087
Other	4,023	3,011

	$23,685	$30,132

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

8.	Income taxes:

In our Successor period we are taxed as a C Corporation. Our provision is as follows (In thousands):

Jan 31 - Dec 30, 2007
SUCCESSOR
Current
Federal	$—
State and Local	252
Foreign	911

1,163

Deferred
Federal	779
State and Local	106

885

Total income taxes	$2,048

A reconciliation between the U.S. Federal statutory income tax rate and our actual effective tax rate follows:

Jan 31 - Dec 30, 2007
SUCCESSOR
Statutory tax rate	35.0%
State and local taxes, net of federal benefit	8.9%
Permanent difference	3.5%
Tax credits	-5.3%
Other	1.7%

Effective tax rate	43.8%

We adopted FIN 48 in the first quarter of 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The adoption of FIN 48 did not have a material effect on the Company’s financial statements and we do not expect the change to have a significant impact on our results of operations or financial position during the next twelve months. As permitted by FIN 48, we also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. As we were taxed as a Subchapter S prior to the merger, we do not believe we have taken any uncertain tax positions for our successor period January 31, 2007 through December 30, 2007. The years subject to potential audit varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include New York, California, Florida, Texas and Illinois.

In our Predecessor period, we were taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986 and where applicable and permitted, under similar state and local income tax provisions. Prior to the merger, the provision for income taxes was comprised of taxes payable directly by us to jurisdictions that do not recognize S corporation status or that tax entities based on net worth and for taxes withheld at the source of payment on foreign franchise income related payments, was as follows:

	January 1– January 30, 2007	December 31, 2006	January 1, 2006
	Predecessor	Predecessor	Predecessor
Current state and local	$—	$116	$993
Foreign	44	528	700

	$44	$644	$1,693

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

The components of the deferred tax assets and liabilities included on the balance sheet are as follows (In thousands):

December 30, 2007
Assets
Depreciation & amortization	$14,422
Intangibles	376
Accruals and provisions	2,472
Net operating loss carryforwards	7,754
Tax credits	1,157

Total deferred tax assets	$26,181

Liabilities
Intangible assets	107,130

Total deferred tax liabilities	$107,130

Total net deferred tax liability	$80,949

We have not provided a valuation allowance for the deferred income tax asset since we believe it is more likely than not that the Company’s future earnings will be sufficient to ensure the realization of the deferred income tax assets for federal and state purposes.

Net operating loss carryforwards were $18.8 million at December 30, 2007 and will expire in 2027.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

9.	Long-term debt:

Indenture:

In connection with the Merger, we issued $150.0 million of Senior Notes at 10.375% due 2015. The interest is payable on February 1 and August 1 of each year.

The Senior Notes are senior unsecured obligations of ours and are guaranteed by all of our current and future domestic subsidiaries and rank equally in right of payment with all existing and future senior indebtedness of ours. The Senior Notes are effectively subordinated to all secured indebtedness of ours to the extent of the collateral securing such indebtedness, including the Senior Credit Facilities. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have prior claim to those of our assets that constitute their collateral. The Senior Notes are structurally subordinated to all existing and future indebtedness, claims of holders of preferred stock and other liabilities of our subsidiaries that do not guarantee the Senior Notes. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims in full from the assets of those subsidiaries before any assets are made available for distribution to us. The Senior Notes are senior in right of payment to any future subordinated obligations of ours.

The indenture governing the notes contains certain events of default and restrictive covenants which are customary with respect to non-investment grade debt securities, including limitations on the incurrence of additional indebtedness, dividends, repurchases of capital stock, sales of assets, liens, mergers and transactions with affiliates.

Senior Credit Facilities:

In connection with the Merger, we entered into new senior secured credit facilities. The Senior Credit Facilities are senior secured credit facilities providing for loans of $208.0 million under a $183.0 million senior secured term loan facility and a $25.0 million senior secured revolving facility. The revolving facility also provides for the issuance of letters of credit not to exceed $10.0 million at any one time outstanding and swing line loans not to exceed $5.0 million at any one time outstanding. In addition, the Senior Credit Facilities provide for an uncommitted incremental facility of up to $50.0 million. In connection with the Merger, we borrowed the entire $183.0 million available under the term loan facility. The term loan facility will mature in 2014 and the revolving credit facility is scheduled to terminate and come due in 2013.

In general, borrowings under the Senior Credit Facilities bear interest based, at our option, at either the Eurodollar rate or an alternate base rate (“ABR”), in each case plus a margin. The applicable margin will be based on our total leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) at the time of determination. Our rate of interest for borrowings under the Senior Credit Facilities is LIBOR plus 2.50% or ABR plus 1.50%. In addition to paying interest on outstanding principal under the Senior Credit Facilities, we are required to pay an unused line fee to the lenders with respect of the unutilized revolving commitments there under at a rate that shall not exceed 50 basis points per annum.

Our obligations under the Senior Credit Facilities are unconditionally and irrevocably guaranteed by our domestic subsidiaries. In addition, the Senior Credit Facilities are secured by first priority perfected security interests in substantially all of our and our domestic subsidiaries’ capital stock, and up to 65% of the outstanding capital stock of our foreign subsidiaries.

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

Line and Letters of Credit:

In connection with the Merger, we obtained a line of credit of $25.0 million, with a sub-limit for letters of credit of $10.0 million. This line replaced our prior line of

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

credit. There were $3.8 million of letters of credit outstanding at December 30, 2007. The letters of credit have been issued instead of cash security deposits under our operating leases or to guarantee construction costs for our locations, and for run out claims under our medical plan.

11% Notes:

Interest on the 11% Notes due September 15, 2009 was payable semi-annually on March 15 and September 15 of each year. Our 11% Notes were repurchased in conjunction with the Merger.

The 11% Senior Notes were issued, at an aggregate discount of approximately $3.8 million, which was accreted to the Senior Notes on a straight-line basis over the original ten-year life of the notes. Accretion of the discount was $.4 million in each of 2006 and 2005.

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

Maturities of Long Term Debt (In millions):

Long-Term Debt matures as follows:

Year ending 2008	$1.8
2009	1.8
2010	1.8
2011	1.8
2012	1.8
2013 and thereafter	$323.1

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

10.	Commitments and Contingencies:

Leases:

All of our restaurants are in leased facilities. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses. In addition, some of our restaurant leases have percentage rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts.

Rental expense under operating leases was as follows (In millions):

	2007	2006	2005
	(Combined)	(Predecessor)	(Predecessor)
Minimum rentals	$51	$50	$50
Common area charges	15	15	15
Percentage rent	2	2	5

	$68	$67	$70

Future minimum rental and other payments required under non-cancelable operating leases for our Sbarro and other concept restaurants as of December 30, 2007 are as follows (In millions):

Fiscal Years Ending:
2008	$76
2009	71
2010	65
2011	60
2012	55
Thereafter	166

$493

We are the principal lessee under operating leases for certain franchised restaurants and one other concept restaurant which are subleased to franchisees. Franchisees pay rent and related expenses directly to the landlord. Future minimum rental payments required under these non-cancelable operating leases for franchised restaurants that were open as of December 30, 2007 are as follows (In thousands):

Fiscal Years Ending:
2008	$1,796
2009	1,378
2010	1,145
2011	965
2012	923
Thereafter	1,756

$7,963

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

Future minimum rental payments required under non-cancelable operating leases for restaurants that had not opened as of December 30, 2007 are as follows (In thousands):

Fiscal Years Ending:
2008	$227
2009	233
2010	233
2011	233
2012	233
Thereafter	1,484

$2,643

In accordance with FIN No. 45, we have recorded a liability of approximately $40 thousand and $52 thousand in 2007 and 2006 respectively, which represents the fair value of the guarantees related to our guarantee of certain leases.

Construction contracts and other:

As of December 30, 2007, we were party to contracts for approximately $4 million with respect to the new construction and restaurant remodels. Payments of approximately $1.4 million were made on those contracts in 2007. The balance of the contracts are expected to be paid in 2008.

Product purchase distribution arrangement:

We have a contractual arrangement with a national independent wholesale distributor that commenced in February 2003 and that requires us, until January 2013, subject to early termination for certain specified causes, to purchase 95% of most of our food ingredients for our company-owned restaurants from it. The agreement does not, however, require us to purchase any specific fixed quantities. Among the factors that will affect the dollar amount of purchases we make under the contract are:

•	number of Sbarro locations open during the term of the contract;

•	level of sales made at Sbarro locations;

•	market price of mozzarella cheese and other commodity items;

•	price of diesel fuel; and

•	mix of products sold by Sbarro locations

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

Defined contribution plan:

We have a 401(k) Plan (“Plan”) for all qualified employees. The Plan provides for a 25% matching employer contribution of up to 4% of the employee’s deferred savings (maximum contribution of 1% of an employee’s salary). The employer contributions vest over five years. The employee’s deferred savings cannot exceed 15% of an individual participant’s compensation in any calendar year. Our contribution to the Plan was $61 thousand and $5 thousand in Successor and Predecessor 2007 and $59 thousand and $75 thousand in 2006 and 2005, respectively.

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

In May 2004 and in February 2007, suits were filed by the landlords of two of our Quick Service Restaurants (“QSR”) locations as a result of our premature termination of the leases on those locations by one of our subsidiaries. We settled one of these in October 2007 for $125,000 and the other was settled in November 2007 for $120,000.

In January 2007, a franchisee filed a lawsuit against us alleging, among other things, violations of the Minnesota Franchise Act and the New York State Sales Act and intentional and negligent misrepresentation in connection with the offer and sale of their franchise. The plaintiff sought, among other things, damages in an unspecified amount. The parties had negotiated an agreement to submit this matter to arbitration. We settled this matter in January 2008 for $250,000.

The Company was advised that a purported class action lawsuit was filed against the Company regarding employees breaks, providing out of state payroll checks and failure to provide itemized information on payroll checks. The case is in its infancy stage.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

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

On April 5, 2001, we loaned $3.2 million to certain of our then shareholders, including: Mario Sbarro, $1.1 million, Joseph Sbarro, $1.2 million and Anthony Sbarro, $.9 million. The due dates of the related notes were extended to April 6, 2007. The notes bore interest at the rate of 4.63% per annum, payable annually. As of December 31, 2006, the balance of these loans was $2.9 million and was classified as short term. These loans were paid off in connection with the Merger.

On December 28, 2001, we loaned $2.8 million to our shareholders, including: Mario Sbarro, $.6 million, Joseph Sbarro, $.7 million, Anthony Sbarro, $.5 million, and the Trust of Carmela Sbarro, $1 million. The due dates of the related notes were extended to December 28, 2007. The notes bore interest at the rate of 2.48% per annum, payable annually. As of December 31, 2006, the balance of these loans was $2.6 million and was classified as short term. These loans were paid off in connection with the Merger.

In June 2003, Anna Missano, spouse of Anthony Missano and the daughter of Joseph Sbarro, issued to us a note for approximately $90 thousand for royalties due us for 2001 and 2000. The note was repayable at approximately $10 thousand per year, including interest at 2.96% per annum, with a balloon payment due on June 30, 2010. The principal balance of the note at December 30, 2007 was approximately $64 thousand and at December 31, 2006 was approximately $63 thousand.

The interest rates charged on the foregoing related party loans approximate the Applicable Federal Rate (AFR) published by the Internal Revenue Service at the time of the loan. We recorded interest income from related parties of approximately $220 thousand and $227 thousand in 2006 and 2005 respectively.

Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman, a then director of Sbarro, is President and a majority shareholder, rendered financial and consulting assistance to us, for which it received fees of approximately $32 thousand, for services rendered during 2006 and 2005.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

We and our other concepts have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro, for which we and our other concepts paid, in the aggregate $426 thousand and $430 thousand in 2006 and 2005 respectively.

Companies owned by a son of Anthony Sbarro are parties to franchise agreements with us containing terms similar to those in agreements entered into by us with unrelated franchises. Royalties under these agreements were approximately $85 thousand and $87 thousand for 2006 and 2005 respectively.

As of July 2002, we sold the assets of a restaurant to a corporation owned by the brother-in-law of Mario Sbarro for $88.9 thousand. That corporation also entered into a franchise agreement with us. We received promissory notes for each of the purchase price and initial franchise fee that were payable over seven years and bore interest on the unpaid principal balances at 7% per annum. In addition in 2002, we subleased this location to that franchisee. Payments under the sublease were being made directly to the landlord by the franchisee. No interest payments were received in 2006 and 2005. No royalty payments were made in 2006 and 2005. In March 2005, we re-purchased the assets of this restaurant for $88.9 thousand. The remaining unpaid principal balance of the promissory notes were offset against the purchase price of the assets. No gain or loss on the sale was recorded.

In 2002, a company in which Gennaro J. Sbarro, then our Corporate Vice President and President of our Casual and Fine Dining Division and the son of Joseph Sbarro, had a 50% interest (the other 50% is owned by an unaffiliated third party) subleased a restaurant from us to operate a non-Sbarro restaurant for $50 thousand greater than rent or other charges due under the lease. Rent and other charges due under the lease are paid directly to the landlord. Additional payments under the sublease are due to us. Rent of approximately $25 thousand was included in the 2005 results of operations. To reimburse us for equipment costs, the company owned by Mr. Sbarro issued a $55 thousand non-interest bearing note that was repaid in 18 equal monthly installments of approximately $3 thousand commencing in November 2002. As of October 31, 2003, Mr. Sbarro resigned from his positions with us and a corporation owned by Mr. Sbarro entered into an 18 month agreement with us to provide consulting services to our quick service and casual dining division for approximately $23 thousand per month and the reimbursement for customary and usual expenses incurred by that corporation in the performance of its services.

In October 2003, we sold the assets of three underperforming Sbarro-owned restaurants that we proposed to close to entities owned separately by each of three other of Anthony Sbarro's sons, each of which entered into a franchise agreement with us. Two of the locations, which had no remaining book value, were transferred for no consideration while the third was sold for $.3 million that was paid in full, and

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

resulted in a gain to Sbarro of approximately $.1 million. In connection with the sale of the locations, the employment of these individuals with Sbarro was terminated and we included a charge for their total severance pay of approximately $60 thousand in our results of operations for 2003. The franchise agreements provide for the payment of 5% of the location's sales as a continuing franchise fee but did not provide for any initial franchise fee. We have waived continuing franchise fees through 2006. In addition, we subleased two of the locations to two of the franchisees. Payments under the subleases are being made directly to the landlord by the franchisees.

In January 2004, one of Mario Sbarro’s daughters resigned from her position as Manager of Administration - Construction. A corporation owned by her entered into a one-year agreement to provide consulting services related to construction matters to us for a series of monthly payments totaling $100 thousand. In addition, that corporation provided services related to construction matters for our unconsolidated steakhouse joint venture which was transferred by us to a company owned by certain of our former shareholders of approximately $240 thousand and $126 thousand in 2006 and 2005, respectively.

In March 2004, we loaned $40 thousand to Gennaro A. Sbarro, then our Corporate Vice President and President of our Franchising and Licensing Division. The note was repaid in February 2005, including interest at 2.69% per annum. In connection with his resignation in 2004, we entered into a severance agreement providing for a lump sum payment of approximately $453 thousand.

In February 2005, a joint venture in which we had a 70% interest, sold the assets of one of its restaurants to a company owned by Gennaro A. Sbarro, our then Corporate Vice President and President of our Franchising and Licensing Division and the son of Mario Sbarro, for approximately $900 thousand (which approximated fair value) resulting in a loss of approximately $284 thousand. The Company received $300 thousand in cash and promissory notes aggregating $600 thousand. The promissory notes are payable monthly in 72 equal monthly installments of $8,333 including interest at 5% per annum with a balloon payment of $111,375 at maturity. The joint venture also sold the inventory of the restaurant for approximately $67 thousand. The company owned by Mr. Sbarro entered into a sublease, and a Security Agreement to secure the obligations under the promissory notes. The sublease and Security Agreement are intended to enable Sbarro to recapture the business in the event of an uncured default. As of December 31, 2006, the balance of the promissory note was $465,356. This note was paid off in connection with the Merger.

Compensation of related parties includes salary, taxable benefits and accrued bonus. Compensation is as follows:

•	Mario Sbarro was our Chairman of the Board in 2006 and 2005. His compensation was approximately $716 thousand and $926 thousand in 2006 and 2005, respectively.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

•	Anthony Sbarro was our Vice Chairman of the Board and Treasurer in 2006 and 2005. His compensation was approximately $425 thousand and $634 thousand in 2006 and 2005, respectively.

•	Joseph Sbarro was our Senior Executive Vice President and Secretary in 2006 and 2005. His compensation was approximately $421 thousand and $637 thousand in 2006 and 2005, respectively.

•

Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of Sbarro and serves as a Vice President, received $100 thousand from us for services rendered in each of 2006 and 2005.

•

Other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro who are our employees were paid an aggregate of approximately $638 thousand and $517 thousand during 2006 and 2005, respectively.

In 2005, the members LLC’s received their proportioned share of a dividend from Boulder Creek Steakhouse. In 2005, Boulder Creek Steakhouse entered into a subordinate interest bearing (at prime) note payable with its partners. Our share of this note was $.6 million, and was included in other long-term assets at December 31, 2006. This note was repaid in connection with the Merger. We provided administrative services to Boulder Creek Steakhouse for $939 thousand and $50 thousand for Successor and Predecessor 2007 and $265 thousand and $187 thousand in 2006 and 2005, respectively.

12.	Provision for asset impairment and restaurant closings/remodels (In thousands):

The provision for asset impairment and restaurant closings/remodels consists of the following:

	2007	2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor
Impairment of assets	$500	$—	$—	$328
Restaurant closings/remodels	858	74	883	531

	$1,358	$74	$883	$859

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

13.	Quarterly financial information (unaudited) (In thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenues	$80,479	$82,601	$90,995	$104,720
Gross profit (a)	$65,474	$66,685	$72,987	$83,305
Net (loss) income (b)	$(33,209)	$(2,363)	$503	$5,118
2006
Revenues	$99,094	$74,293	$79,160	$97,256
Gross profit (a)	$80,915	$60,608	$64,596	$79,353
Net (loss) income (c)	$(2,475)	$(1,258)	$2,060	$11,531

(a)	Gross profit represents the difference between revenues and the cost of food and paper products.

(b)	In the fourth quarter of 2007 we reversed a $1.4 million provision for corporate bonus which was accrued in 2007.

(c)	In the fourth quarter of 2006, we recorded an expense for a special incentive award of $2.2 million. The special incentive award was replaced in 2007 with the special event bonus. Accordingly, the long-term special incentive previously accrued was reversed in connection with the Merger in 2007.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

14.	Equity Investment in Boulder Creek Steakhouse:

Prior to the Merger, we held a 40% equity interest in a steakhouse joint venture which operates both casual and fine dining steakhouse restaurants. The following combined condensed financial statements include the accounts of Boulder Creek Holding LLC (“Holding”), Boulder Creek Venture LLC (“Venture”) and Boulder Creek Properties LLC (“Properties”) and their wholly-owned subsidiaries (collectively “Boulder Creek”). Properties holds the trademark used by Holding and Venture. All material intercompany accounts and transactions were eliminated in combination. We provided administrative services for $265 thousand and $187 thousand in 2006 and 2005, respectively.

The members of Holding, Venture and Properties are Scotto LLC (40%), Sbarro Boulder LLC (“Sbarro Boulder”) (40%) and Fee Fee LLC (20%) (the “member LLCs”). Sbarro Boulder was 100% owned by us.

In 2005, the members LLC’s received their proportioned share of a dividend from the joint venture. Our share of the distribution was $.6 million. In 2005, the joint venture entered into a subordinate interest bearing (at prime) note payable with its partners. The amounts loaned by each partner were in proportion to their respective equity position in Boulder Creek. Our share of this note was $.6 million, and is included in other long term assets at December 31, 2006. Subsequent to year end our interest and related obligations were assumed by a company owned by certain of our former shareholders. Equity investments are exempt from discontinued operations under FAS 144 and therefore have not been presented as such.

Income Statement Data (In thousands): (unaudited)
	2006	2005
Net sales	$65,855	$57,753
Costs and expenses	63,360	57,577
Interest expense, net	1,137	783

Net income (loss)	$1,358	$(607)

Balance Sheet Data (In thousands): (unaudited)
	2006	2005
Current assets	$8,952	$5,946
Long-term assets	26,735	28,852

Total assets	35,687	34,798

Current liabilities	11,786	10,314
Long-term liabilities	16,254	18,195

Total liabilities	28,040	28,509

Members’ equity	$7,647	$6,289

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

15.	Business Segment Information

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

We do not allocate assets by segment because our chief operating decision maker does not review the assets by segment to assess the segments’ performance as the assets are managed on an entity-wide basis.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

The following table sets forth the information concerning revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segment:

	Company Owned Restaurants(1)	Franchise Restaurants	Totals
		(In thousands)
1/1/07 – 1/30/2007 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating loss before unallocated costs	$(28,235)	$594	$(27,641)

Unallocated costs and expenses (2)			2,445

Operating loss (3)			$(30,086)

1/31/07 – 12/30/2007 (Successor)
Total revenue	$319,342	$14,543	$333,885

Operating income before unallocated costs	$42,310	$10,168	$52,478

Unallocated costs and expenses (2)			19,407

Operating income			$33,071

2007 (Combined)
Total revenue	$343,259	$15,536	$358,795

Operating income before unallocated costs	$14,075	$10,762	$24,837

Unallocated costs and expenses (2)			21,852

Operating income (3)			$2,985

2006 (Predecessor)
Total revenue	$335,610	$14,193	$349,803

Operating income before unallocated costs	$56,086	$10,047	$66,133

Unallocated costs and expenses (2)			28,154

Operating income			$37,979

2005 (Predecessor)
Total revenue	$331,733	$12,410	$344,143

Operating income before unallocated costs	$47,713	$9,496	$57,209

Unallocated costs and expenses (2)			24,526

Operating income (3)			$32,683

(1)	Total revenue includes restaurants sales in the Successor period and restaurant sales and real estate revenue in the Predecessor period.

(2)	Represents certain general and administrative expenses that are not allocated by segment.

(3)	2007 includes $31.4 million related to the special event bonus.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

16.	Guarantor and non-guarantor financial statements:

Certain subsidiaries have guaranteed amounts outstanding under our credit facilities. Each of the guaranteeing subsidiaries is a direct or indirect wholly-owned subsidiary of the Company and each has fully and unconditionally guaranteed the Senior Notes and the credit agreement on a joint and several basis.

The following condensed consolidating financial information presents:

(1)	Condensed consolidating balance sheets as of December 30, 2007 (Successor) statements of operations and cash flows for the period January 31 through December 30, 2007 (Successor): (a) Sbarro (the “Parent”), (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group, and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate the Parent with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the Parent on the cost method.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet - Successor

As of December 30, 2007

ASSETS

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$25,693	$2,893	$281	$—	$28,867
Receivables
Franchise	2,938	—	—	—	2,938
Other	3,484	1,001	67	—	4,552

	6,422	1,001	67	—	7,490
Inventories	1,310	1,731	15	—	3,056
Prepaid expenses	3,070	410	—	—	3,480
Deferred tax asset	2,331	—	—	—	2,331

Total current assets	38,826	6,035	363	—	45,224
Intercompany receivables	(32,509)	33,092	(583)	—	—
Investment in subsidiaries	71,588	—	—	(71,588)	—
Property and equipment, net	28,420	36,908	15	—	65,343
Goodwill	211,236	—	—	—	211,236
Trademarks	248,000	—	—	—	248,000
Other intangible assets	31,996	—	—	—	31,996
Deferred financing costs, net	10,069	—	—	—	10,069
Deferred tax asset	23,850	—	—	—	23,850
Other assets	959	94	—	—	1,053

	$632,435	$76,129	$(205)	$(71,588)	$636,771

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet - Successor

As of December 30, 2007

LIABILITIES AND SHAREHOLDER’S EQUITY

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$8,345	$191	$50	$—	$8,586
Accrued expenses	22,258	1,466	(39)	—	23,685
Accrued interest payable	7,745	—	—	—	7,745
Due to former shareholders	6,200	—	—	—	6,200
Taxes payable on behalf of former shareholders	2,072	—	—	—	2,072
Current portion of debt	1,830	—	—	—	1,830

Total current liabilities	48,450	1,657	11	—	50,118
Intercompany payables	—	—	—	—	—
Deferred rent	919	2,668	—	—	3,587
Deferred tax liability	107,130	—	—	—	107,130
Due to former shareholders & other liabilities	10,052	—	—	—	10,052
Long-term debt	330,255	—	—	—	330,255

Shareholders’ equity:
Common stock, $.01, 1000 shares authorized, 100 issued & outstanding	—	—	—	—	—
Additional paid in capital	133,000	68,302	—	(68,302)	133,000
Retained earnings	2,629	3,502	(216)	(3,286)	2,629

	135,629	71,804	(216)	(71,588)	135,629

	$632,435	$76,129	$(205)	$(71,588)	$636,771

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Statement of Operations - Successor

For the period January 31 - December 30, 2007

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$140,367	$177,605	$1,370	$—	$319,342
Franchise related income	14,543	—	—	—	14,543
Intercompany charges	23,117	(22,957)	(160)	—	—

Total revenues	178,027	154,648	1,210	—	333,885

Costs and expenses:
Cost of food and paper products	31,593	34,087	356	—	66,036
Payroll and other employee benefits	35,784	49,441	338	—	85,563
Other operating costs	48,556	60,497	473	—	109,526
Other income, net	(210)	(2,635)	(15)	—	(2,860)
Depreciation and amortization	9,022	8,328	(1)	—	17,349
General and administrative	23,483	84	275	—	23,842
Asset impairment, restaurant closings	—	1,358	—	—	1,358

Total costs and expenses, net	148,228	151,160	1,426	—	300,814

Operating income (loss)	29,799	3,488	(216)	—	33,071
Other (expense) income:
Interest expense	(28,879)	—	—	—	(28,879)
Interest income	471	14	—	—	485

Net other (expense) income	(28,408)	14	—	—	(28,394)

Equity in earnings of subsidiaries	3,286	—	—	(3,286)	—

Income before income taxes	4,677	3,502	(216)	(3,286)	4,677
Income tax	2,048	—	—	—	2,048

Net income	$2,629	$3,502	$(216)	$(3,286)	$2,629

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Statement of Cash Flows - Successor

For the period January 31 - December 30, 2007

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net income (loss)	$2,629	$3,502	$(216)	$(3,286)	$2,629
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization
Amortization of deferred financing costs	9,022	8,328	(1)	—	17,349
Amortization of leasehold agreements (above) below market, net	960	—	—	—	960
Increase (decrease) in deferred rent, net of tenant allowance	—	1,603	—	—	1,603
Asset impairment & restaurant closings/remodels	640	718	—	—	1,358
Change in deferred tax benefit	885	—	—	—	885
Equity in earnings of subsidiaries	(3,286)	—	—	3,286	—
Changes in operating assets and liabilities, net of effects of merger:
(Increase) decrease in receivables	1,131	404	(47)	—	1,488
(Increase) decrease in inventories	(9)	(131)	(2)	—	(142)
(Increase) decrease in prepaid expenses	934	5	1	—	940
(Increase) decrease in other assets	3,010	(243)	—	—	2,767
Increase (decrease) in accounts payable and accrued expenses	2,793	71	(67)	—	2,797
Increase in accrued interest payable	7,745	—	—	—	7,745

Net cash provided by (used in) operating activities	26,454	14,257	(332)	—	40,379

Investing Activities:
Purchases of property and equipment	(9,306)	(7,021)	—	—	(16,327)
Purchase of franchise & other locations	(5,090)	—	—	—	(5,090)
Investment in joint ventures	(380)	—	—	—	(380)
Contributions from partners to joint ventures	—	200	—	—	200
Cash paid for merger, net of cash acquired	(177,000)	—	—	—	(177,000)

Net cash used in investing activities	(191,776)	(6,821)	—	—	(198,597)

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Statement of Cash Flows - Successor

For the period January 31 - December 30, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Financing Activities:
Proceeds from shareholders for issuance of common stock	133,000	—	—	—	133,000
Proceeds from secured term loan	183,000	—	—	—	183,000
Proceeds from senior notes	150,000	—	—	—	150,000
Paydown of predecessor’s notes	(267,000)	—	—	—	(267,000)
Debt Issue Costs	(11,000)	—	—	—	(11,000)
Repayment of secured term loan	(915)	—	—	—	(915)
Intercompany balances	3,930	(4,543)	613	—	—

Net cash (used in) provided by financing activities	191,015	(4,543)	613	—	187,085

Increase in cash and cash equivalents	25,693	2,893	281	—	28,867
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$25,693	$2,893	$281	$—	$28,867

Supplemental disclosure of cash flow information:
Cash paid during period for income taxes	$370	$—	$—	$—	$370
Cash paid during period for interest	$20,072	$—	$—	$—	$20,072

Supplemental non-cash investing activities:

On January 30, 2007, the Company transferred its interest of $5.6 million in certain non-core assets to a newly-formed company owned by certain of our former shareholders as a dividend.

Supplemental non-cash financing activities:

In June 2007, we entered into a non-cash insurance premium financing agreement for $3.5 million and in June 2006 we entered into a non-cash insurance premium financing agreement for $3.3 million.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

The firm of BDO Seidman LLP (“BDO”) had served as the independent registered public accounting firm of Sbarro Inc. since 2002. On May 29, 2007, BDO advised Sbarro that it was resigning as our independent registered public accounting firm effective immediately. The reports of BDO on our consolidated financial statements as of December 31, 2006 and January 1, 2006 and for the years then ended contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and through the interim period ended April 1, 2007, there had been no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference thereto in their reports on the financial statements for such years.

On June 4, 2007, the Audit Committee of our Board of Directors engaged PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 30, 2007. Such engagement was effective immediately.

Item 9A(T).   Controls And Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of l934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure.

Internal Controls

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes to Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

The following table sets forth our directors, executive officers and key employees, their ages and the positions held by them as of March 31, 2008.

Name	Age	Position
Peter Beaudrault	53	Chairman of the Board of Directors, President and Chief Executive Officer

Anthony J. Missano	49	President, Business Development and Corporate Vice President

Anthony J. Puglisi	58	Vice President and Chief Financial Officer

Stuart Steinberg	51	General Counsel and Secretary

Ted Host	62	Director

Dennis Malamatinas	52	Director

Nicholas McGrane	39	Director

Michael O’Donnell	51	Director

Robert Sharp	42	Director

Peter Beaudrault was elected President and Chief Executive Officer in March 2005, and became Chairman of the Board of Directors in January 2007 in connection with the Merger. Prior to March 2005, Mr. Beaudrault served as Corporate Vice President and President of our Quick Service Division since joining us in March 2004. Prior to joining Sbarro, Mr. Beaudrault was an industry consultant from January 2003 and for more than five years prior to that was the President and Chief Executive Officer of the Hard Rock Cafe International, a restaurant chain. Mr. Beaudrault was elected a member of our board of directors in November 2005.

Anthony J. Missano joined us in 1975 and was elected President of Business Development in February 2004. He has been a Corporate Vice President since 1996 and served as President of our Quick Service Division from January 2000 until February 2004.

Anthony J. Puglisi joined us as Vice President and Chief Financial Officer in February 2004. Prior to joining Sbarro, Mr. Puglisi was the Vice President and Chief Financial Officer of Langer, Inc., a provider of products used to treat muscle—skeletal disorders, from April 2002 to February 2004. Mr. Puglisi was Senior Vice President and Chief Financial Officer of Netrex Corporation, from September 2000 to October 2001. He was Executive Vice President and Chief Financial Officer of Olsten Corporation, a provider of staffing and home health care services, from 1993 to March 2000. Mr. Puglisi has been a certified public accountant in New York for over thirty years. Mr. Puglisi is also a director of Velocity Technology Solutions, Inc., Hi-Tech Pharmacal Co. Inc. and CPNA International, Ltd.

Stuart Steinberg joined us as General Counsel in 2001 and Assistant Secretary in January 2006 and became Secretary in connection with the Merger. Mr. Steinberg is directly employed by Sbarro as Assistant Secretary, but acts as our General Counsel pursuant to a retainer agreement with the law firm of Steinberg, Fineo, Berger & Fischoff, P.C., of which he is a named partner. Prior to joining Sbarro, Mr. Steinberg practiced transactional law with his firm.

Ted Host has worked in the consumer products industry for 35 years, most recently as CEO of Prestige Brands International, a former MidOcean portfolio company, which he founded in 1999. After the sale of Prestige in April 2004, he joined MidOcean as a Managing Affiliate. His past positions include 23 years with American Home Products, with the last five years as President of Boyle-Midway Household Products, Inc. (1985-1990), the household products division of American Home Products; Senior Vice President of Marketing for Coca-Cola USA (1990-1991); and COO then CEO of The Scotts Company (1991-1996), a billion dollar market leader in the US lawn care market. Mr. Host has extensive experience in building consumer brands and has worked closely with all three major consumer products distribution channels: food, drug and mass merchandisers. Mr. Host currently serves as a director and Chairman of the Compensation Committee for Reddy Ice.

Dennis Malamatinas serves as a member of the Advisory Board of MidOcean. He most recently spent two years as the founding co-CEO of Marfin Bank until he retired from that position in 2004. Prior to that position, he was the founding CEO of Priceline Europe Ltd., where he served as Chairman from 2001-2002. Previously, Mr. Malamatinas spent three and a half years as the CEO of Burger King Corp. He also held numerous positions with Grand Met plc/Diageo plc, including President and CEO of Grand Metropolitan Drinks Asia Pacific, President and CEO of Smirnoff Vodka and President and CEO of Metaxa Distillers SA. Mr. Malamatinas was also the President and CEO of Pepsico Italy and spent seven years in various management positions at the Procter & Gamble Company. Mr. Malamatinas has served as a director for Diageo plc, Reuters, plc, Metro International S.A. and Priceline Europe and currently serves as a Chairman of Philox Ltd. and Metro International S.A. and as a director for Celio S.A., IRF European Investments, SSP Group Ltd., MC Baltics Ltd., Alltracel plc and Marfin Financial Group (MFG).

Nicholas McGrane is a Partner of MidOcean. Prior to joining MidOcean in 2003, Mr. McGrane was a Vice President at DB Capital Partners. Prior to joining DB Capital Partners’ predecessor BT Capital Partners in 1997, Mr. McGrane was Director of Business Development at Imax Corporation, the large screen entertainment company. Mr. McGrane also has experience as a consultant at Bain & Company and a financial analyst at Kidder, Peabody & Co. Incorporated in the media & entertainment group.

Michael O’Donnell is currently an independent consultant. He had been Chairman of the Board of Directors, Chief Executive Officer and President of Champps Entertainment, Inc., a restaurant chain operator and franchisor, from March 2005 until October 2007 when Champps Entertainment was sold. He served as our President and Chief Executive Officer from September 2003 until March 2005. Prior to his joining Sbarro, Mr. O’Donnell was an industry consultant from January 2003 and, for more than five years prior to that, was the President and Chief Executive Officer of New Business at Outback Steakhouse Inc., a restaurant chain. Mr. O’Donnell became a director of Sbarro in September 2003. Mr. O’Donnell is also a director of Cosi and Logan’s Roadhouse.

Robert Sharp is a Partner of MidOcean. Prior to his current position, Mr. Sharp was a Managing Director at DB Capital Partners. Previously, Mr. Sharp was a Principal at Investcorp International Inc., a leading corporate investment group. Earlier, he served as a Vice President at BT Securities, specializing in bank lending and high yield and equity underwriting, as an Executive Vice President at Remsen Partners Ltd., a private investment firm, and as an associate in the mergers and acquisitions group at Drexel Burnham Lambert.

Our Board of Directors

As of December 30, 2007, our Board of Directors consisted of 6 members, directors serve until the next annual meeting of shareholders or until his or her successor has been elected and qualified. Directors may be removed at any time, with or without cause, by vote of our shareholders.

Our Board of Directors has two standing committees: an audit committee and an executive committee.

Audit Committee

The audit committee selects our independent accountants, reviews our internal accounting procedures, monitors compliance with our code of ethics and reports to the board of directors with respect to other auditing and accounting matters, the scope of annual audits, fees to be paid to our independent accountants and the performance of our independent accountants. The members of the audit committee are Nicholas McGrane, Robert Sharp and Michael O’Donnell. Nicholas McGrane serves as the Chair of the Audit Committee. Our Board of Directors has determined that one member of our Audit Committee, Michael O’Donnell, is qualified to be an “audit committee financial expert” within the meaning of the SEC regulations. The Board reached its conclusion as to the qualifications of Mr. O’Donnell based on his education and experience in analyzing financial statements with a variety of companies.

Executive Committee

The executive committee oversees the strategic development of the business on behalf of the full board of directors. The members of the executive committee are Nicholas McGrane, Robert Sharp and Peter Beaudrault.

Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

We adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. We undertake to provide to any person, without charge, upon request, a copy of our Code of Ethics. If you would like a copy of our Code of Ethics, please write to our Chief Financial Officer, Sbarro, Inc., 401 Broadhollow Road, Melville, New York 11747-4714.

Item 11.	Executive Compensation

As of December 30, 2007, our named executive officers were Peter Beaudrault, Anthony Puglisi, Anthony Missano and Stuart Steinberg. We refer to our named executive officers as of December 30, 2007 as the “Named Executive Officers” or “NEO’s.”

Compensation Policies and Practices

The primary objectives of our 2007 executive compensation program were to:

•	attract and retain the best possible executive talent,

•	achieve accountability for performance by linking annual cash and long term incentive awards to achievement of measurable performance objectives, and

•	align executives’ incentives with shareholder value creation, primarily through incentive rewards for growth in EBITDA and achievement of increased value upon a sale transaction.

Our executive compensation programs were designed to encourage our executive officers to operate the business in a manner that enhances shareholder value. An objective of our compensation program is to align interests of our executive officers with our shareholders’ short and long term interests by tying a substantial portion of our executive’s overall compensation to our financial performance, specifically EBITDA. Our compensation philosophy provides for a direct relationship between compensation and the achievement of our goals and sought to include management in upside rewards.

Compensation Process

As of December 30, 2007, our board of directors consisted of five non-employee directors and one employee director, Peter Beaudrault, Chairman of the Board. Our board of directors does not have a Compensation Committee. Decisions regarding the compensation of executive officers are made by our board of directors.

The Board has responsibility for approving all compensation and short- and long-term awards to executive officers, which includes the chief executive officer and the chief financial officer. In addition, the Board reviews and approves all annual bonus plans and recommends revisions to the compensation or bonus plans.

Compensation Design and Elements

We sought to achieve an overall compensation program that provides foundational elements such as base salary and benefits that are sufficient to attract and retain our key executives, in light of their prior compensation packages and opportunities available to them at other companies as well as an opportunity for variable incentive compensation when short and long term performance goals are met. Our executive compensation in 2007 consisted of the following components:

•	Base salary;

•	Annual cash bonus incentive(s) through our Corporate Employee Bonus Plan; and

•	A special incentive bonus opportunity based on the value of the Company’s equity in a sale transaction or similar extraordinary event.

Base Salary. Base salary was established based on the experience, skills, knowledge and responsibilities required of the executive officers in their roles. When establishing base salaries of the executive officers, a number of factors were considered, including the years of service, duties and responsibilities, the ability to replace the individual and the base salary at the individual’s prior employment. We sought to maintain base salaries that are competitive with the marketplace in light of our executives prior compensation packages and opportunities available to them at other companies to allow us to attract and retain executive talent.

Salaries for executive officers are reviewed on an annual basis, at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances may require review. Increases in salary are based on evaluation of factors such as the individual’s level of responsibility, performance and level of compensation compared to comparable companies.

The base salaries of Messrs. Beaudrault, Missano, Puglisi and Steinberg for 2007 were established through negotiations with representatives of MidOcean in connection with the Merger.

Annual Cash Bonus Incentive. Annual cash bonus incentives were awarded pursuant to our Corporate Employee Bonus Plan for 2007 (the “Bonus Plan”), which was approved by the board in the beginning of the fiscal year. The objective of the annual cash bonus incentive was to reward executive officers for our performance, as measured by EBITDA, defined as earnings before interest, taxes, depreciation and amortization and other credit agreement add backs. The targets under the bonus plans were established based on our budgeted EBITDA for 2007.

Annual target cash bonuses are determined initially as a percentage of each executive officer’s base salary for the fiscal year, and the payment of target cash bonuses depends upon the achievement of the pre-determined performance targets. The target cash bonus is established based on an individual’s level of responsibility. Depending on our performance relative to the applicable predetermined target, the actual cash bonus for our executive officers may be less than or greater than the target cash bonus. The targets for 2007 were not met and no annual bonus awards will be paid for 2007.

Long-term Equity Compensation. The purpose of the long-term incentive awards is to provide the executive officers with an incentive to increase the long-term value of the Company and to seek to achieve meaningful annual performance targets, thereby aligning their economic interests with the interests of MidOcean and our other owners. The incentive packages were negotiated directly by the executive officers with representatives of MidOcean. The executive officers and certain other members of senior management received long-term incentive awards from Holdings in connection with the Merger as compensation for their services to Holdings. These incentive awards consist of Class B units and Class C units that are non-voting profit interests in Holdings (collectively, the “Units”) that are subject to respectively time and performance vesting requirements. The Class B Units vest, so long as the member is an employee of Sbarro or a subsidiary as of the applicable anniversary date of the issuance of the Class B Units, at 20% of the total number of Class B units issued to a member on a given date on each of the first five anniversaries of the issuance date. The Class C units vest, so long as the member is an employee of Sbarro or a subsidiary as of the applicable anniversary date of the issuance of the Class C units, at 20% of the total number of Class C Units issued to a member on a given date on each of the first five anniversaries of the issuance date so long certain performance targets, based on the Company’s EBITDA, for the fiscal year end immediately prior to the applicable anniversary date as established by the Board of Directors are achieved. The Board of Directors has discretion to adjust the annual performance targets to account for acquisitions and dispositions as well as the effects of non-recurring items or changes in accounting principles mandated by GAAP. The Units that are unvested shall not vest and shall be forfeited when a holder ceases to be an employee. In the event that the performance targets are not met, the Class C units due to vest, will not vest and shall be forfeited. Vesting of the Units (both Class B and Class C, not withstanding the foregoing) may also occur in the event of certain termination events or changes in control of Sbarro. See “Potential Payments Upon Termination or Change of Control.”

All of the authorized Class B units were issued in connection with the Merger. The Board of Directors of Holdings has the authority to issue the remaining authorized but unissued Class C units as well as authorize and issue additional units. Mr. Beaudrault is a member of the Board of Directors of Holdings.

Other Compensation. We also provide our Named Executive Officers with an employee benefit package which includes medical, dental, life, and disability coverage, and a car allowance program.

We expect that our compensation objectives and salary and annual bonus components will be substantially similar in 2008 to those described for fiscal year 2007. With the addition of awards of incentive units to our compensation program, determinations regarding compensation packages and annual awards will also take into account the value and impact of these equity-based incentives.

Report of the Board

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 30, 2007.

Submitted by:

Peter Beaudrault	Chairman of the Board of Directors

Ted Host	Director

Dennis Malamatinas	Director

Nicholas McGrane	Director

Michael O’Donnell	Director

Robert Sharp	Director

Summary Compensation Table

The following table summarizes the total compensation paid to, earned by or awarded to our Named Executive Officers (in thousands):

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compen- sation (4) ($)	Total ($)
Peter Beaudrault	2007	$450	$14,814	$—	$127	$15,391
Chairman of the Board of Directors	2006	450	—	268	67	785
President and Chief Executive Officer
Anthony Puglisi	2007	265	2,963	—	32	3,260
Vice President	2006	251	—	157	30	438
Chief Financial Officer and Principal Accounting Officer
Anthony Missano	2007	320	2,469	—	34	2,823
President, Business Development and	2006	305	—	190	34	529
Corporate Vice President
Stuart Steinberg	2007	5	1,817	—	—	1,822
General Counsel and Secretary (3)	2006	—	—	49	—	49

(1)	Represents special event bonuses paid due to change of control.

(2)	Represents amounts paid pursuant to the Bonus Plan.

(3)	General counsel & secretary salary includes fees paid for attending 2007 board meetings & excludes payments made under the retainer agreement.

(4)	The dollar value of the amounts shown in this column includes the following (in thousands):

	Year	Car Lease and Expenses	Health Insurance Premiums	Life Insurance Premiums	Airfare	Local Housing & Meals	Total
Peter Beaudrault	2007	$21	$19	$1	$17	$69	$127
	2006	16	17	1	5	28	67
Anthony Puglisi	2007	18	14	—	—	—	32
	2006	17	13	—	—	—	30
Anthony Missano	2007	15	19	—	—	—	34
	2006	17	17	—	—	—	34

In connection with the Merger, we entered into employment agreements with several of our Named Executive Officers. The principal terms of these employment agreements are as follows:

Mr. Beaudrault: The initial term of employment is 4 years from the Merger, subject to automatic annual extensions unless terminated by either party on at least 3 months written notice. Mr. Beaudrault will be entitled to a base salary of $450,000 and he will have an annual cash bonus opportunity consistent with the Company’s past practice. Mr. Beaudrault will be entitled to either 24 months (if termination occurs prior to the second anniversary of the execution of the agreement) or 12 months salary and benefits, as well as a bonus payment, as severance upon termination without Cause. (as defined in the employment agreements) by the Company or with Good Reason (as defined in the employment agreements) by the officer. Mr. Beaudrault also received units of Holdings which are subject to time and performance based vesting requirements described above in “Long Term Equity Compensation.” There are also provisions providing for vesting in the event of certain termination events or changes in control. See “Potential Payments Upon Termination or Change of Control”. Additionally, the agreement contains a non-competition provision restricting Mr. Beaudrault from competing with the Company for the longer of 1 year from the date of termination or the period of time during which he continues to be paid severance following termination.

Mr. Missano: The initial term of the employment specified in Mr. Missano’s agreement is two years from the Merger, subject to automatic annual extensions unless terminated by either party on at least 3 months written notice. Mr. Missano will be entitled to a base salary of $320,000, and he will have an annual cash bonus opportunity consistent with the Company’s past practice. Mr. Missano will be entitled to 12 months salary and benefits, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreements) by the Company or with Good Reason (as defined in the employment agreements) by the officer. Mr. Missano also received units of Holdings which are subject to time and performance based vesting requirements described above in “Long Term Equity Compensation.” There are also provisions providing for vesting in the event of certain termination events or changes in control. See “Potential Payments Upon Termination or Change of Control”. Additionally, the agreement contains a non-competition provision restricting Mr. Missano from competing with the Company for one year from the date of termination.

Mr. Puglisi: The initial term of the employment is two years from the Merger, subject to automatic annual extensions unless terminated by either party on at least 3 months written notice. Mr. Puglisi will be entitled to a base salary of $265,000, and he will have an annual cash bonus opportunity consistent with the Company’s past practice. Mr. Puglisi will be entitled to 12 months salary and benefits, as well as a bonus payment, as severance upon termination without cause (as defined in the employment agreements) by the Company or with Good Reason (as defined in the employment agreements) by the officer. Mr. Puglisi also received units of Holdings which are subject to time and performance based vesting requirements described above in “Long Term Equity Compensation.” There are also provisions providing for vesting in the event of certain termination events or changes in control. See “Potential Payments Upon Termination or Change of Control.” Additionally, the agreement contains a non-competition provision restricting Mr. Puglisi from competing with the Company for one year from the date of termination.

Mr. Steinberg: The initial term of the employment agreement is two years from the Merger, subject to automatic annual extensions unless terminated by either party on at least 3 months written notice, and will terminate automatically in the event that the Retainer Agreement (as defined below) is terminated. Mr. Steinberg will be entitled to 12 months salary, at a rate of $250,000 per annum, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreements) by the Company or with Good Reason (as defined in the employment agreements) by the officer, including termination of the Retainer Agreement for the above reasons. Mr. Steinberg also received units of Holdings which are subject to time and performance based vesting requirements described above in “Long Term Equity Compensation.” There are also provisions providing for vesting in the event of certain termination events or changes in control. See “Potential Payments Upon Termination or Change of Control”. Additionally, Mr. Steinberg’s agreement will contain a non-competition provision restricting him (but not his law firm) from competing with the Company for one year from the date of termination. In addition to Mr. Steinberg’s employment agreement, the Company entered into a retainer agreement (the “Retainer Agreement”) pursuant to which Mr. Steinberg’s firm, Steinberg, Fineo, Berger & Fischoff, P.C. (the “Steinberg Firm”), acts as the legal department of the Company, with Mr. Steinberg personally acting as general counsel, in exchange for an annual payment of $480,000. The term of the Retainer Agreement is for two years, subject to automatic annual extensions unless terminated by either party on at least 3 months written notice, and terminates automatically in the event that Mr. Steinberg’s employment agreement is terminated. The Steinberg Firm provides all personnel (including paying salary, bonus and benefits to such personnel) necessary for the day-to-day legal operation of the Company’s business. In the event that the Steinberg Firm is requested or obligated to undertake any exceptional litigation or transactional work on behalf of the Company, the fees for such work are not be included in the annual retainer, but will be agreed between Mr. Steinberg and our Chief Executive Officer.

Corporate Employee Bonus Plan

The Bonus Plan for 2007 provided that management set an EBITDA objective for the 2007 fiscal year. Each participant was given a personal targeted bonus and related percentage of salary bracket. Bonuses are paid fifteen days after completion of the 2007 audit and are paid based upon the degree to which the Company’s 2007 EBITDA was exceeded. For 2007, the EBITDA target was not met. As a result, participants in the Bonus Plan did not receive any awards under this plan.

Long Term Equity Compensation

Pursuant to the employment agreements entered into in connection with the Merger, our executive officers are entitled to receive certain severance payments upon termination without Cause by the Company or with Good Reason by the officer. See “Potential Payments Upon Termination or Change of Control”. The new employment agreements do not provide for any type of severance payment due to the employee upon a change of control of the Company; however, the Units of Holdings do contain vesting provisions in the event of certain termination events or changes in control. If a holder of Class B units is terminated by the Company without Cause, the employee terminates for Good Reason, the Company elects not to renew the employment agreement pursuant to its terms or as a result of death or incapacity, then the holder shall be vested in the number of Class B units equal to the number of Class B units that would have vested on the next anniversary occurring within one year of termination on a pro rata basis for the portion of the year from the last anniversary of issuance of the Units that the holder was employed by the Company. In addition, the Units (both Class B and C not withstanding the foregoing) will vest in connection with certain public offerings of our common stock or a change in control of Sbarro, including by merger, sale of stock or sale of asset if MidOcean receives a specified rate of return as set forth in Holdings’ Limited Liability Company Agreement.

Pension Benefits and Nonqualified Deferred Compensation

We currently do not have a pension or nonqualified deferred compensation program for our employees.

Potential Payments Upon Termination or Change of Control

Pursuant to the employment agreements entered into in connection with the Merger, our executive officers are entitled to receive certain severance payments upon termination without Cause by the Company or with Good Reason by the officer in either lump sum or over the stated period of time.

Mr. Beaudrault will be entitled to either 24 months (if termination occurs prior to the second anniversary of the execution of the agreement) or 12 months salary and benefits, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreements) by the Company or with Good Reason (as defined in the employment agreements) by the officer.

Mr. Missano will be entitled to 12 months salary and benefits, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreements) by the Company or with Good Reason (as defined in the employment agreements) by the officer.

Mr. Puglisi will be entitled to 12 months salary and benefits, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreements) by the Company or with Good Reason (as defined in the employment agreements) by the officer.

Mr. Steinberg will be entitled to 12 months salary, at a rate of $250,000 per annum, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreements) by the Company or with Good Reason (as defined in the employment agreements) by the officer, including termination of the Retainer Agreement.

The new employment agreements do not provide for any type of severance payment due to the employee upon a change of control of the Company; however, the Units of Holdings do contain vesting provisions in the event of certain termination events or changes in control. If a holder of Class B units is terminated by the Company without Cause, the employee terminates for Good Reason, the Company elects not to renew the employment agreement pursuant to its terms or as a result of death or incapacity, then the holder shall be vested in the number of Class B units equal to the number of Class B units that would have vested on the next anniversary occurring within one year of termination on a pro rata basis for the portion of the year from the last anniversary of issuance of the Units that the holder was employed by the Company. In addition, the Units (both Class B and C not withstanding the foregoing) will vest in connection with certain public offerings of our common stock or a change in control of Sbarro, including by merger, sale of stock or sale of asset if MidOcean receives a specified rate of return as set forth in Holdings’ Limited Liability Company Agreement.

Compensation of Directors

The following table summarizes the total compensation earned in 2007 by our board of directors (in thousands):

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	All Other Compensation($)(1)	Total($)
Michael O’Donnell	2007	$37	$741	$778
Director

Nicholas McGrane	2007	—	—	—
Director and Chairman of the Audit Committee

Robert Sharp	2007	—	—	—
Director

Ted Host	2007	37	—	37
Director

Dennis Malamatinas	2007	37	—	37
Director
Richard Mandell	2007	—	741	741
Former Chairman of the Audit Committee and Former Director
Bernard Zimmerman	2007	—	741	741
Former Director

(1)	Represents special event bonus paid due to change of control.

In connection with the Merger, we changed our director compensation policy. Directors appointed by MidOcean that are not currently partners or employees of MidOcean will receive compensation at the rate of $40,000 per annum and Class C units, which are subject to time and performance based vesting requirements as well as provisions providing for vesting in the event of certain termination events or changes in control. See “Potential Payments upon terminations or change of control.” We will continue to reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as our directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of a compensation committee of a board of directors of any other entity which has an executive officer serving as a member of our Board of Directors, and there are no other matters regarding interlocks or insider participation that are required to be disclosed.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

Sbarro Holdings, LLC owns 100% of our outstanding common stock. Holdings owns 100% of the limited liability company interests of Sbarro Holdings, LLC. MidOcean, other investors and certain members of our senior management team own Holdings.

The following table sets forth certain information regarding the beneficial ownership of the limited liability company interests of Holdings as of March 31, 2008 by each person who beneficially owns 5% or more of the outstanding Class A Units of limited liability company interest of Holdings, each person who is a director, proposed director or named executive officer and all current directors and executive officers as a group. Each Class A Unit is entitled to one vote on all matters to be voted upon by members of Holdings and generally will share in distributions by Holdings up to certain amounts.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

Applicable percentage ownership in the following table is based on 133,000 Class A Units of limited liability company interest of Holdings outstanding as of March 31, 2008.

Name of Beneficial Owners (1)	Number of Class A Units Owned	Percentage of Class A Units
Peter Beaudrault	4,400	3.3%
Anthony Puglisi	800	*
Anthony Missano	652	*
Ted Host	—	—
Dennis Malamatinas(2), (5)	—	—
Michael O’Donnell	—	—
Nicholas McGrane(3), (5)	—	—
Robert Sharp(4), (5)	—	—
Directors and executive officers as a group (twelve persons)	6,504	4.9%
MidOcean(5)	98,976	74.4%
Aktiva Investments International NV(6)	16,000	12.0%

*	less than one percent.

(1)	Unless otherwise specified, the address of each of the named individuals is c/o Sbarro, Inc. 401 Broadhollow Road, Melville, New York 11747.

(2)	Mr. Malamatinas is an investor in MOP III and accordingly Mr. Malamatinas may be deemed to beneficially own the units owned by MOP III-E. Mr. Malamatinas disclaims beneficial ownership of such units except to the extent of his pecuniary interest therein.

(3)	Mr. McGrane is a managing director of the MOP Entities and accordingly Mr. McGrane may be deemed to beneficially own the units owned by these entities. Mr. McGrane disclaims beneficial ownership of such units except to the extent of his pecuniary interest therein.

(4)	Mr. Sharp is a managing director of the MOP Entities and accordingly Mr. Sharp may be deemed to beneficially own the units owned by these entities. Mr. Sharp disclaims beneficial ownership of such units except to the extent of his pecuniary interest therein.

(5)	Includes limited liability company interests held by MidOcean Partners III, LP, MidOcean Partners III-A, LP and MidOcean Partners III-D, LP (collectively, the MOP Entities”) and MidOcean Partners III-E, LP (“MOP III- E”). MidOcean Associates, SPC (“Associates”) is the General Partner of each of the MOP Entities. MidOcean US Advisor, LP ("US Advisor") provides investment advisory services to each of the MOP Entities and Associates. MidOcean US Advisor Holdings LLC is the general partner of MOP III-E. The MOP Entities, Associates and US Advisor are affiliates of MOP III-E due to the fact that common entities control MidOcean US Advisors Holdings LLC, Associates and US Advisor. Accordingly, each of these entities, the MOP Entities and MOP III-E may be deemed to have beneficial ownership of these units, although each entity disclaims beneficial ownership of units owned of record by any other person or entity except to the extent of their pecuniary interest therein. The address for each of the MOP Entities, Associates, US Advisor, MOP III-E and MidOcean US Advisors Holdings LLC and the affiliated MidOcean entities is 320 Park Avenue, 17th Floor, New York, New York 10022.

(6)	The address for Aktiva Investments International NV is Zuidplein 156, 1077 XV Amsterdam, The Netherlands.

Item 13.	Certain Relationships And Related Transactions And Director Independence

Professional Services Agreement

In connection with the Merger, Holdings and the Company entered into a professional services agreement with MidOcean US Advisor, LP, an affiliate of MidOcean (“MidOcean Advisor”). The professional services agreement provides that MidOcean Advisor will have the right to receive from the Company an annual management fee of $1.0 million and reimbursement of expenses reasonably incurred by it for providing management and other similar services to the Company each year, as well as a closing fee for services provided to the Company in connection with the Merger in the amount of $2.0 million, which was paid on January 31, 2007. Additionally, MidOcean Advisor will be entitled to receive a financial advisory transaction fee from the entity that receives the advisory services upon consummation by Holdings or any of its subsidiaries of any debt or equity financing or other transaction involving Holdings or any of its subsidiaries, in each case in an amount that is to be determined and that is consistent with market practice for the services being performed, plus reimbursement of all reasonable expenses incurred by MidOcean Advisor or any of its affiliates (other than Holdings or the Company) in connection with any such transaction. The term for the professional services agreement commenced on January 31, 2007 and shall remain in effect until the 10th anniversary of such date, unless earlier terminated in accordance with its terms.

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

The LLC Agreement also provides that if MidOcean proposes to consummate a sale of Holdings or Sbarro, then all members of Holdings shall consent to vote in favor of and raise no objections against the sale or the process associated therewith. In connection with such a sale, each member will agree, among other things, to (i) cooperate with and participate in such sale and vote all of such holder’s units to approve the sale, (ii) sell all of such holder’s units on the terms and conditions so approved by MidOcean and (iii) entering into any sale agreements necessary for consummation of such sale, in each case subject to certain conditions.

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

Other Agreements

On April 5, 2001, we loaned $3.2 million to certain of our then shareholders, including: Mario Sbarro, $1.1 million, Joseph Sbarro, $1.2 million and Anthony Sbarro, $.9 million. The due dates of the related notes were extended to April 6, 2007. The notes bore interest at the rate of 4.63% per annum, payable annually. The balance of these loans were repaid in connection with the Merger.

On December 28, 2001, we loaned $2.8 million to our shareholders, including: Mario Sbarro, $.6 million, Joseph Sbarro, $.7 million, Anthony Sbarro, $.5 million, and the Trust of Carmela Sbarro, $1 million. The due dates of the related notes were extended to December 28, 2007. The notes bore interest at the rate of 2.48% per annum, payable annually. The balance of these loans were repaid in connection with the Merger.

In June 2003, Anna Missano, the spouse of Anthony Missano and the daughter of Joseph Sbarro, issued to us a note for approximately $90,000 for royalties due us for 2001 and 2000. The note is repayable at approximately $10,000 per year, including interest at 2.96% per annum, with a balloon payment due on June 30, 2010. The principal balance of the notes at December 30, 2007 was approximately $64,000.

In February 2005, a joint venture in which we had a 70% interest, sold the assets of one of its restaurants to a company owned by Gennaro A. Sbarro, our then Corporate Vice President and President of our Franchising and Licensing Division and the son of Mario Sbarro, for approximately $900,000 (which approximated fair value) resulting in a loss of approximately $284,000. The Company received $300,000 in cash and promissory notes of aggregating $600,000. This balance of this note was repaid in connection with the Merger.

In 2005 the members LLC’s received their proportioned share of a dividend from Boulder Creek Steakhouse. In 2005 Boulder Creek Steakhouse entered into a subordinate interest bearing (at prime) note payable with its partners. Our share of this note was $.6 million, and was included in other assets at December 31, 2006. This note was repaid in connection with the Merger.

Policies and Procedures for Related Party Transactions

Our board of directors generally reviews our related party transactions.

Corporate Governance

Our board of directors has determined that Ted Host and Dennis Malamatinas are independent directors based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. In making the determination that Messrs. Host and Malamatinas are independent, our board of directors considered all relevant relationships and determined that the existence of any such relationships would not interfere with their exercise of independent judgment in carrying out the responsibilities of a director. Because MidOcean owns 74% of the voting equity of Holdings and Holdings indirectly owns 100% of our voting common stock, we would be a “controlled company” within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules, which would qualify us for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including the requirement that the board of directors be composed of a majority of independent directors.

Item 14.	Principal Independent Registered Public Accountant Fees And Services

Our principal independent registered public accountants beginning June 4, 2007 are PricewaterhouseCoopers LLP prior to then our principal independent registered public accountants for each of the past two years was BDO Seidman LLP.

The following is a schedule of fees billed for professional services rendered by both our current and former principal accountants (In thousands):

	2007 Current Principal Accountant	2007 Prior Principal Accountant	2006 Prior Principal Accountant
Audit fees	410	39	280
Audit-related fees	—	—	23
Tax fees	—	—	109
Other fees	—	165	—

Total fees	410	204	412

Audit fees are for the audit of our annual financial statements included in our report on Form 10-K and review of our quarterly financial statements included in our reports on Form 10-Q. Audit-related fees include individual store location audit and a 401k audit. Included, in tax fees is a review of our corporate income and franchise tax returns, tax planning advice related to our tax returns and those of our shareholders and tax advice relating to contemplated corporate transactions. In addition, we incurred $67,000 of fees in 2006 for tax planning for the Merger which were reimbursed to us in 2007 by certain of our former shareholders in connection with the Merger. Other fees were incurred in connection with the Merger.

Pre–approval policies and procedures:

It is our policy that before we engage our principal accountants for any audit or non - audit services, the engagement is approved by our audit committee. Our audit committee has delegated to Nicholas McGrane the authority to grant such pre-approvals during periods when the audit committee is not in session and a meeting cannot be readily convened. A decision by Mr. McGrane to pre-approve an audit or non-audit service must be presented to the full audit committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

(a) (1) Consolidated Financial Statements

The following consolidated financial statements of Sbarro, Inc. and the Report of Independent Registered Public Accountants thereon are included in Item 8 above:

Page
Report of Independent Registered Public Accounting Firm	44

Consolidated Balance Sheets as of December 30, 2007 (Successor) and December 31, 2006 (Predecessor)	47

Consolidated Statements of Operations for the period January 31 through December 30, 2007 (Successor) and the period January 1 through January 30, 2007 (Predecessor) and the years ended December 31, 2006 (Predecessor) and January 1, 2006 (Predecessor)	49

Consolidated Statements of Shareholders’ Equity for the period January 31 through December 30, 2007 (Successor), and the period January 1 through January 30, 2007 (Predecessor) and the years ended December 31, 2006 (Predecessor) and January 1, 2006 (Predecessor)	50

Consolidated Statements of Cash Flows for the period January 31 through December 30, 2007 (Successor) and the period January 1 through January 30, 2007 (Predecessor) and the years ended December 31, 2006 (Predecessor) and January 1, 2006 (Predecessor)	51

Notes to Consolidated Financial Statements	53

(a) (2) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report:

Page
Report of Independent Registered Public Accounting Firm	S-1

Valuation and Qualifying Accounts for 2007, 2006 and 2005	S-2

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

SBARRO, INC.

By:	/s/ Peter Beaudrault
Peter Beaudrault,
Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Beaudrault Peter Beaudrault	Chairman of the Board of Directors, President and Chief Executive Officer	March 31, 2008

/s/ Anthony J. Puglisi Anthony J. Puglisi	Vice President, Chief Financial Officer and Principal Accounting Officer	March 31, 2008

/s/ Ted Host Ted Host	Director	March 31, 2008

/s/ Dennis Malamatinas Dennis Malamatinas	Director	March 31, 2008

/s/ Nicholas McGrane Nicholas McGrane	Director	March 31, 2008

/s/ Michael O’Donnell Michael O’Donnell	Director	March 31, 2008

/s/ Robert Sharp Robert Sharp	Director	March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sbarro, Inc.

Melville, New York

The audits referred to in our report dated March 28, 2007 relating to the consolidated financial statements of Sbarro, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audits of the accompanying financial statement schedule for the years ended December 31, 2006 and January 1, 2006. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Melville, New York

March 29, 2007

S-1

SBARRO, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

For The Three Years Ended December 30, 2007

Description	Balance at Beginning of Period		Charged to Costs and Expenses	Charged to Other Accounts(5)	Deductions		Balance at End of Period
January 31-December 30, 2007 (Successor) Allowance for doubtful accounts receivable	$—	(2)	—	—	—		$—

January 1 – January 30, 2007 (Predecessor) Allowance for doubtful accounts receivable	$263		—	—	—		$263

December 31, 2006 (Predecessor) Allowance for doubtful accounts receivable	$323		$40	$14	$114	(1)	$263

January 1, 2006 (Predecessor) Allowance for doubtful accounts receivable	$431		$14	$—	$122	(1)	$323

(1)	Includes write off of uncollected accounts.

(2)	Beginning balance of accounts receivable was adjusted to fair value in connection with the Merger.

S-2

(b) Exhibits

*2.1	Agreement and Plan of Merger dated as of November 22, 2006, by and among MidOcean SBR Holdings LLC, MidOcean SBR Acquisition Corp., Sbarro, Inc., the stockholders of Sbarro, Inc. and the other parties identified therein. (Exhibit 2.1 to our Current Report on Form 8-K dated November 22, 2006)

*3.1	Restated Certificate of Incorporation of Sbarro, Inc. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-142081)

*3.2	Amended and Restated Bylaws of Sbarro, Inc. (Exhibit 3.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.1	Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and the Bank of New York, as trustee. (Exhibit 4.1 to our Registration Statement on Form S-4, File No. 333-142081)

*4.2	Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers. (Exhibit 4.2 to our Registration Statement on Form S-4, File No. 333-142081)

*10.1	Form of Indemnification Agreement between Sbarro, Inc. and each of its officers and directors. (Exhibit 10.1 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.2	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Peter Beaudrault regarding Mr. Beaudrault’s employment with Sbarro. (Exhibit 10.4 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.3	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony Missano regarding Mr. Missano’s employment with Sbarro. (Exhibit 10.5 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.4	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony Puglisi regarding Mr. Puglisi’s employment with Sbarro. (Exhibit 10.6 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.5	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Stuart Steinberg regarding Mr. Steinberg’s employment with Sbarro. (Exhibit 10.7 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.6	Engagement Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc., Steinberg, Fineo, Berger & Fischoff, P.C. and Stuart Steinberg. (Exhibit 10.23 to our Registration Statement on Form S-4, File No. 333-142081)

*10.7	Professional Services Agreement dated as of January 31, 2007 among Sbarro, MidOcean SBR Holdings, LLC and MidOcean US Advisor, LP. (Exhibit 10.13 to our Registration Statement on Form S-4, File No. 333-142081)

*10.8	Credit Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, Credit Suisse, as Syndication Agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Book Managers, Natixis and Bank of Ireland, as Co-Documentation Agents. (Exhibit 10.14 to our Registration Statement on Form S-4, File No. 333-142081)

*10.9	Security Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., Sbarro Holdings, LLC, the other loan party’s party thereto from time to time and Bank of America, N.A., as Collateral Agent. (Exhibit 10.15 to our Registration Statement on Form S-4, File No. 333-142081)

*10.10	Guaranty dated as of January 31, 2007 among Sbarro Holdings, LLC, the subsidiary guarantors party thereto from time to time and Bank of America, N.A., as Administrative Agent. (Exhibit 10.16 to our Registration Statement on Form S-4, File No. 333-142081)

*10.11	Pledge Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties party thereto from time to time and Bank of America, N.A., as Collateral Agent. (Exhibit 10.17 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.12	Corporate Office Employee Bonus Plan for 2006. (Exhibit 99.1 to our Current Report on Form 8-K dated December 8, 2005)

*+10.13	Corporate Office Employee Bonus Plan for 2007. (Exhibit 10.22 to our Registration Statement on Form S-4, File No. 333-142081)

12.1	Computation of ratio of earnings to fixed charges.

*14.1	Code of Ethics – For Executive Officers and Directors of Sbarro, Inc. (Exhibit 14.1 to our Registration Statement on Form S-4, File No. 333-142081)

*21.1	List of subsidiaries. (Exhibit 21.1 to our Registration Statement on Form S-4, File No. 333-142081)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the document indicated.

**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part of this Annual Report on Form 10-K or as a separate disclosure document.

+	Management contract or compensatory plan.

EXHIBIT INDEX

Exhibit Number	Description

*2.1	Agreement and Plan of Merger dated as of November 22, 2006, by and among MidOcean SBR Holdings LLC, MidOcean SBR Acquisition Corp., Sbarro, Inc., the stockholders of Sbarro, Inc. and the other parties identified therein. (Exhibit 2.1 to our Current Report on Form 8-K dated November 22, 2006)

*3.1	Restated Certificate of Incorporation of Sbarro, Inc. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-142081)

*3.2	Amended and Restated Bylaws of Sbarro, Inc. (Exhibit 3.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.1	Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and the Bank of New York, as trustee. (Exhibit 4.1 to our Registration Statement on Form S-4, File No. 333-142081)

*4.2	Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers. (Exhibit 4.2 to our Registration Statement on Form S-4, File No. 333-142081)

*10.1	Form of Indemnification Agreement between Sbarro, Inc. and each of its officers and directors. (Exhibit 10.1 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.2	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Peter Beaudrault regarding Mr. Beaudrault’s employment with Sbarro. (Exhibit 10.4 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.3	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony Missano regarding Mr. Missano’s employment with Sbarro. (Exhibit 10.5 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.4	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony Puglisi regarding Mr. Puglisi’s employment with Sbarro. (Exhibit 10.6 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.5	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Stuart Steinberg regarding Mr. Steinberg’s employment with Sbarro. (Exhibit 10.7 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.6	Engagement Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc., Steinberg, Fineo, Berger & Fischoff, P.C. and Stuart Steinberg. (Exhibit 10.23 to our Registration Statement on Form S-4, File No. 333-142081)

*10.7	Professional Services Agreement dated as of January 31, 2007 among Sbarro, MidOcean SBR Holdings, LLC and MidOcean US Advisor, LP. (Exhibit 10.13 to our Registration Statement on Form S-4, File No. 333-142081)

*10.8	Credit Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, Credit Suisse, as Syndication Agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Book Managers, Natixis and Bank of Ireland, as Co-Documentation Agents. (Exhibit 10.14 to our Registration Statement on Form S-4, File No. 333-142081)

*10.9	Security Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., Sbarro Holdings, LLC, the other loan party’s party thereto from time to time and Bank of America, N.A., as Collateral Agent. (Exhibit 10.15 to our Registration Statement on Form S-4, File No. 333-142081)

*10.10	Guaranty dated as of January 31, 2007 among Sbarro Holdings, LLC, the subsidiary guarantors party thereto from time to time and Bank of America, N.A., as Administrative Agent. (Exhibit 10.16 to our Registration Statement on Form S-4, File No. 333-142081)

*10.11	Pledge Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties party thereto from time to time and Bank of America, N.A., as Collateral Agent. (Exhibit 10.17 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.12	Corporate Office Employee Bonus Plan for 2006. (Exhibit 99.1 to our Current Report on Form 8-K dated December 8, 2005)

*+10.13	Corporate Office Employee Bonus Plan for 2007. (Exhibit 10.22 to our Registration Statement on Form S-4, File No. 333-142081)

12.1	Computation of ratio of earnings to fixed charges.

*14.1	Code of Ethics – For Executive Officers and Directors of Sbarro, Inc. (Exhibit 14.1 to our Registration Statement on Form S-4, File No. 333-142081)

*21.1	List of subsidiaries. (Exhibit 21.1 to our Registration Statement on Form S-4, File No. 333-142081)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the document indicated.

**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part of this Annual Report on Form 10-K or as a separate disclosure document.

+	Management contract or compensatory plan.