Form 10-Q
period 2008-03-30
SBARRO INC
filed 2008-05-12
CIK 766004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 30, 2008	Commission file number 333-142081

SBARRO, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2501939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Broad Hollow Road, Melville, New York	11747-4714
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of Common Stock of the registrant outstanding as of May 12, 2008 was 100.

SBARRO, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION	PAGES

Consolidated Financial Statements (unaudited):

Balance Sheets (unaudited)—March 30, 2008 (Successor) and December 30, 2007 (Successor)	3-4

Statements of Operations (unaudited)—Three months ended March 30, 2008 (Successor), the period January 31 through April 1, 2007 (Successor) and the period January 1 through January 30, 2007 (Predecessor)	5

Statements of Cash Flows (unaudited)—Three months ended March 30, 2008 (Successor), the period January 31 through April 1, 2007 (Successor) and the period January 1 through January  30, 2007 (Predecessor)

6-7

Notes to Unaudited Consolidated Financial Statements	8

Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Quantitative and Qualitative Disclosures About Market Risk	29

Controls and Procedures	30

PART II. OTHER INFORMATION	31

Part I – Financial Information

Item 1. Consolidated Financial Statements

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

(In thousands)

	March 30, 2008	December 30, 2007
	SUCCESSOR	SUCCESSOR

Current assets:
Cash and cash equivalents	$13,444	$28,867
Receivables, net of allowance for doubtful accounts of $55 at March 30, 2008:
Franchise	3,653	2,938
Other	4,023	4,552

	7,676	7,490
Inventories	2,909	3,056
Prepaid expenses	2,419	3,480
Deferred tax asset	4,315	2,331

Total current assets	30,763	45,224
Property and equipment, net	65,598	65,343
Intangible assets:
Goodwill	211,236	211,236
Trademarks	248,000	248,000
Other intangible assets	31,632	31,996
Deferred financing costs, net	9,794	10,069
Deferred tax asset	23,903	23,850
Other assets	1,186	1,053

Total assets	$622,112	$636,771

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands except shareholders)

(CONTINUED)

	March 30, 2008	December 30, 2007
	SUCCESSOR	SUCCESSOR

Current liabilities:
Accounts payable	$6,391	$8,586
Accrued expenses	19,527	23,685
Accrued interest payable	3,851	7,745
Due to former shareholders	6,200	6,200
Taxes payable on behalf of former shareholders	572	2,072
Current portion of debt	1,830	1,830

Total current liabilities	38,371	50,118
Deferred rent	3,842	3,587
Deferred tax liability	107,250	107,130
Due to former shareholders & other liabilities	9,973	10,052
Long-term debt	329,798	330,255
Commitments and contingencies
Shareholders’ equity:
Common stock
Authorized 1,000 shares; $.01 par value issued and outstanding 100 shares at March 30, 2008 and December 30, 2007	—	—
Additional paid-in capital	133,000	133,000
(Accumulated deficit) retained earnings	(122)	2,629

Total shareholders’ equity	132,878	135,629

Total liabilities and shareholders’ equity	$622,112	$636,771

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	For the three months ended March 30, 2008	For the period January 31 through April 1, 2007	For the period January 1 through January 30, 2007
	SUCCESSOR	SUCCESSOR	PREDECESSOR

Revenues:
Restaurant sales	$79,753	$53,092	$23,594
Franchise related income	3,485	2,477	993
Real estate	—	—	323

Total revenues	83,238	55,569	24,910
Costs and expenses:
Cost of food and paper products	17,382	10,697	4,308
Payroll and other employee benefits	22,313	14,973	6,762
Other operating costs	30,009	18,999	8,839
Other income, net	(1,219)	(425)	(497)
Depreciation and amortization	4,118	2,916	1,272
General and administrative	7,235	4,423	2,843
Special event bonuses	—	—	31,395
Asset impairment, restaurant closings/remodels	167	83	74

Total costs and expenses, net	80,005	51,666	54,996

Operating income (loss)	3,233	3,903	(30,086)

Other (expense) income:
Interest expense	(7,736)	(5,304)	(2,570)
Interest income	73	332	108
Equity in net (loss) income of unconsolidated affiliates	(150)	—	12

Net other expense	(7,813)	(4,972)	(2,450)

Loss before income taxes	(4,580)	(1,069)	(32,536)

Income tax (benefit) expense	(1,829)	(440)	44

Net loss	$(2,751)	$(629)	$(32,580)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the three months ended March 30, 2008	For the period January 31 through April 1, 2007	For the period January 1 through January 30, 2007
	SUCCESSOR	SUCCESSOR	PREDECESSOR

Operating Activities:
Net loss	$(2,751)	$(629)	$(32,580)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,118	2,916	1,272
Amortization of deferred financing costs	275	143	80
Amortization of senior note	—	98	32
Increase (decrease) in deferred rent, net of tenant allowance	252	220	(117)
Asset impairment and restaurant closings/remodels	167	83	74
Change in deferred tax benefit	(1,917)	(578)	—
Equity in net loss (income) of unconsolidated affiliates	150	—	(12)
Changes in operating assets and liabilities, net of effects of merger:
(Increase) decrease in receivables	(151)	1,389	394
Decrease in inventories	148	134	319
Decrease (increase) in prepaid expenses	1,061	1,199	(1,434)
(Increase) decrease in other assets	(25)	(138)	871
(Decrease) increase in accounts payable, accrued expenses & other liabilities	(8,090)	5,600	23,474
(Decrease) increase in accrued interest payable	(3,894)	3,930	2,337

Net cash (used in) provided by operating activities	(10,657)	14,367	(5,290)

(Continued)

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(CONTINUED)

	For the three months ended March 30, 2008	For the period January 31 through April 1, 2007	For the period January 1 through January 30, 2007
	SUCCESSOR	SUCCESSOR	PREDECESSOR

Investing Activities:
Purchases of property and equipment	(3,623)	(3,040)	(1,691)
Purchase of other locations	(425)	—	—
Investment in joint ventures	(260)	—	—
Cash paid for merger, net of cash acquired	—	(177,000)	—

Net cash used in investing activities	(4,308)	(180,040)	(1,691)

Financing Activities:
Proceeds from shareholders for issuance of common stock	—	133,000	—
Proceeds from secured term loan	—	183,000	—
Proceeds from senior notes	—	150,000	—
Paydown of Predecessor’s notes	—	(267,000)	—
Debt issue costs	—	(11,000)	—
Repayment of secured term loan	(458)	—	—
Mortgage principal repayments	—	—	(17)
Dividends to sellers	—	—	(76,159)
Repayment of loans by officers	—	—	5,530

Net cash (used in) provided by financing activities	(458)	188,000	(70,646)

(Decrease) increase in cash and cash equivalents	(15,423)	22,327	(77,627)
Cash and cash equivalents at beginning of period	28,867	—	88,627

Cash and cash equivalents at end of period	$13,444	$22,327	$11,000

Supplemental non-cash investing activities:

On January 30, 2007, the Company transferred its interest of $5.6 million of certain non-core assets to a newly-formed company owned by certain of our former shareholders as a dividend.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Basis of financial statement presentation:

On January 31, 2007, entities controlled by MidOcean Partners III, LP, a private equity firm, and certain of its affiliates (“MidOcean”) acquired the Company, pursuant to an agreement and plan of merger (“Merger Agreement”). MidOcean SBR Acquisition Corp., a wholly-owned subsidiary of Sbarro Holdings, LLC, merged with and into the Company (the “Merger”), with the Company surviving the Merger. Sbarro Holdings, LLC is a wholly-owned subsidiary of MidOcean SBR Holdings, LLC (“Holdings”). Sbarro Holdings, LLC owns 100% of our outstanding common stock and Holdings owns 100% of the limited liability company interests of Sbarro Holdings, LLC.

MidOcean owns approximately 74% of Holdings and thus acquired control of the Company in the Merger. Certain of our senior managers acquired approximately 5% of the outstanding equity of Holdings in connection with the Merger, with the balance of the equity of Holdings being owned by other investors.

As a result of the Merger, we are required to present our results for the first quarter of 2007 as two separate periods. Our Predecessor financial period refers to the period from January 1 through January 30, 2007 prior to consummation of the Merger. Our Successor financial period refers to the period from January 31 through April 1, 2007 following consummation of the Merger.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at March 30, 2008 (Successor) and our consolidated results of operations and cash flows for the three months ended March 30, 2008 (Successor) and the period January 31, 2007 through April 1, 2007 (Successor) and the period January 1, 2007 through January 30, 2007 (Predecessor) have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to our annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 30, 2007.

Certain reclassifications have been made to the prior year’s financial statements to conform to the current presentation.

2. Recent Accounting Pronouncements:

SFAS 157:

In September 2006, FASB issued Statement SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB amended SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. We elected to defer adoption of SFAS No. 157 for non-financial assets and non-financial liabilities and we do not currently anticipate that full adoption in 2009 will materially impact our consolidated financial statements. We evaluated SFAS No. 157 and determined that the adoption of the provisions effective December 31, 2007 did not have a material effect on our consolidated financial statements.

SFAS 159:

On December 31, 2007, we adopted FASB Statement SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We evaluated SFAS No. 159 and do not have any items eligible for the fair value accounting option of; therefore, the adoption of SFAS No. 159 had no impact on our consolidated financial statements.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

SFAS 141 (R):

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which is effective for annual periods beginning on or after December 15, 2008. In FAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date for value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after December 29, 2008 and is currently assessing the impact of adoption of SFAS No. 141(R) on its consolidated financial statements.

SFAS 160:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51,” which is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interest of the parent company and the interest of the noncontrolling interest holder. We have not yet determined the impact, if any, that SFAS No. 160 will have on our consolidated financial statements.

SFAS 161:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently use derivative instruments and therefore SFAS No. 161 will not have an effect on our consolidated financial statements.

3. Long Term Debt:

Indenture:

In connection with the Merger, we issued $150.0 million of senior notes at 10.375% due 2015 (“Senior Notes”). The interest is payable on February 1 and August 1 of each year.

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

Senior Credit Facilities:

In connection with the Merger, we entered into new senior secured credit facilities. The senior secured credit facilities provided for loans of $208.0 million under a $183.0 million senior secured term loan facility and a $25.0 million senior secured revolving facility (the “Senior Credit Facilities”) The revolving facility also provides for the issuance of letters of credit not to exceed $10.0 million at any one time outstanding and swing line loans not to exceed $5.0 million at any one time outstanding. In addition, the Senior Credit Facilities provide for an uncommitted incremental facility of up to $50.0 million. In connection with the Merger, we borrowed the entire $183.0 million available under the term loan facility. The term loan facility (the “Term Loan”) will mature in 2014 and the revolving credit facility is scheduled to terminate and come due in 2013.

In general, borrowings under the Senior Credit Facilities bear interest based, at our option, at either the Eurodollar rate or an alternate base rate (“ABR”), in each case plus a margin. The applicable margin will be based on our total leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) at the time of determination. Our rate of interest for borrowings under the Senior Credit Facilities is LIBOR plus 2.50% or ABR plus 1.50%. In addition to paying interest on outstanding principal under the Senior Credit Facilities, we are required to pay an unused line fee to the lenders with respect to the unutilized revolving commitments at a rate that shall not exceed 50 basis points per annum.

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

Long-Term Debt matures as follows (In millions):

Year ending 2008	$1.3
2009	1.8
2010	1.8
2011	1.8
2012	1.8
2013 and thereafter	$323.1

Line and Letters of Credit:

In connection with the Merger, we obtained a line of credit facility of $25.0 million, with a sub-limit for letters of credit of $10.0 million. This replaced our prior line of credit. There were $3.7 million of letters of credit outstanding as of March 30, 2008. The letters of credit have been issued instead of cash security deposits under our operating leases or to guarantee construction costs of our locations, and for run-out claims under our medical plan.

4. Income Taxes:

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

5. Business Segment Information:

We operate our business through two segments. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR’s and other concept restaurants. Our franchise restaurant segment is comprised of our franchised restaurants which offer opportunities worldwide for qualified operators to conduct business under the Sbarro name and other trade names owned by Sbarro. Revenue from our franchised restaurant segment is generated from initial franchise fees, ongoing royalties and other franchising revenue. We do not allocate indirect corporate charges to our operating segments. Such costs are managed on an entity-wide basis, and the information to reasonably allocate such costs is not readily available. We do not allocate assets by segment because our chief operating decision makers do not review the assets by segment to assess performance, as the assets are managed on an entity-wide basis. Our operating segments are discussed in Note 3—Summary of Significant Accounting Policies and Note 15—Business Segment Information to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 30, 2007.

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments:

	Company- Owned Restaurants(1)	Franchised Restaurants	Totals
	(In thousands)
1st Quarter 2008 (Successor)
Total revenue	$79,753	$3,485	$83,238

Operating income before unallocated costs	6,984	2,181	9,165

Unallocated costs and expenses (2)			5,932

Operating income			$3,233

1st Quarter 2007 (Combined) (4)
Total revenue	$77,009	$3,470	$80,479

Operating income before unallocated costs	9,011	2,100	11,111

Unallocated costs and expenses (2)			37,294

Operating loss (3)			$(26,183)

1/31/07—4/1/07 (Successor)
Total revenue	$53,092	$2,477	$55,569

Operating income before unallocated costs	5,851	1,506	7,357

Unallocated costs and expenses (2)			3,454

Operating income			$3,903

1/1/07—1/30/07 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating income before unallocated costs	3,160	594	3,754

Unallocated costs and expenses (2)			33,840

Operating loss (3)			$(30,086)

(1)	Total revenue includes restaurant sales in the Successor period and restaurant sales and real estate revenues in the Predecessor period.
(2)	Represents those general and administrative expenses that are not allocated to a segment.
(3)	2007 includes $31.4 million related to a special event bonus.
(4)

The combined results of the Successor and Predecessor for the periods in 2007 do not comply with generally accepted accounting principles; however, we believe these results provide useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

The following condensed consolidating financial information presents:

(1)

Condensed unaudited consolidating balance sheets as of March 30, 2008 and December 30, 2007 and unaudited statements of operations and cash flows for the three months ended March 30, 2008 and the period January 31 through April 1, 2007 (Successor): (a) Sbarro, (“the Parent”), (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group, and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate the Parent with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the Parent on the cost method.

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet—Successor

As of March 30, 2008

ASSETS

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$11,054	$2,141	$249	$—	$13,444
Receivables
Franchise	3,653	—	—	—	3,653
Other	3,126	833	64	—	4,023

	6,779	833	64	—	7,676
Inventories	1,221	1,676	12	—	2,909
Prepaid expenses	1,975	445	(1)	—	2,419
Deferred tax asset	4,315	—	—	—	4,315

Total current assets	25,344	5,095	324	—	30,763
Intercompany receivables	(32,800)	33,393	(593)	—	—
Investment in subsidiaries	70,875	—	—	(70,875)	—
Property and equipment, net	26,054	39,529	15	—	65,598
Goodwill	211,236	—	—	—	211,236
Trademarks	248,000	—	—	—	248,000
Other intangible assets	31,632	—	—	—	31,632
Deferred financing costs, net	9,794	—	—	—	9,794
Deferred tax asset	23,903	—	—	—	23,903
Other assets	1,091	95	—	—	1,186

Total assets	$615,129	$78,112	$(254)	$(70,875)	$622,112

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet—Successor

As of March 30, 2008

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$6,195	$175	$21	$—	$6,391
Accrued expenses	17,685	1,874	(32)	—	19,527
Accrued interest payable	3,851	—	—	—	3,851
Due to former shareholders	6,200	—	—	—	6,200
Taxes payable on behalf of former shareholders	572	—	—	—	572
Current portion of debt	1,830	—	—	—	1,830

Total current liabilities	36,333	2,049	(11)	—	38,371
Deferred rent	781	3,061	—	—	3,842
Deferred tax liability	107,250	—	—	—	107,250
Due to former shareholders & other liabilities	8,089	1,884	—	—	9,973
Long-term debt	329,798	—	—	—	329,798

Shareholders’ equity:
Common stock, $.01 par value, 1000 shares authorized, 100 issued & outstanding	—	—	—	—	—
Additional paid-in capital	133,000	68,302	—	(68,302)	133,000
(Accumulated deficit) retained earnings	(122)	2,816	(243)	(2,573)	(122)

	132,878	71,118	(243)	(70,875)	132,878

Total liabilities and shareholders’ equity	$615,129	$78,112	$(254)	$(70,875)	$622,112

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet—Successor

As of December 30, 2007

ASSETS

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:

Cash and cash equivalents	$25,693	$2,893	$281	$—	$28,867
Receivables
Franchise	2,938	—	—	—	2,938
Other	3,484	1,001	67	—	4,552

	6,422	1,001	67	—	7,490
Inventories	1,310	1,731	15	—	3,056
Prepaid expenses	3,070	410	—	—	3,480
Deferred tax asset	2,331	—	—	—	2,331

Total current assets	38,826	6,035	363	—	45,224
Intercompany receivables	(34,460)	35,043	(583)	—	—
Investment in subsidiaries	71,588	—	—	(71,588)	—
Property and equipment, net	28,420	36,908	15	—	65,343
Goodwill	211,236	—	—	—	211,236
Trademarks	248,000	—	—	—	248,000
Other intangible assets	31,996	—	—	—	31,996
Deferred financing costs, net	10,069	—	—	—	10,069
Deferred tax asset	23,850	—	—	—	23,850
Other assets	959	94	—	—	1,053

Total assets	$630,484	$78,080	$(205)	$(71,588)	$636,771

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet—Successor

As of December 30, 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$8,345	$191	$50	$—	$8,586
Accrued expenses	22,258	1,466	(39)	—	23,685
Accrued interest payable	7,745	—	—	—	7,745
Due to former shareholders	6,200	—	—	—	6,200
Taxes payable on behalf of former shareholders	2,072	—	—	—	2,072
Current portion of debt	1,830	—	—	—	1,830

Total current liabilities	48,450	1,657	11	—	50,118
Deferred rent	919	2,668	—	—	3,587
Deferred tax liability	107,130	—	—	—	107,130
Due to former shareholders & other liabilities	8,101	1,951	—	—	10,052
Long-term debt	330,255	—	—	—	330,255

Shareholders’ equity:
Common stock, $.01 par value, 1000 shares authorized, 100 issued & outstanding	—	—	—	—	—
Additional paid-in capital	133,000	68,302	—	(68,302)	133,000
Retained earnings (accumulated deficit)	2,629	3,502	(216)	(3,286)	2,629

	135,629	71,804	(216)	(71,588)	135,629

Total liabilities and shareholders’ equity	$630,484	$78,080	$(205)	$(71,588)	$636,771

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations—Successor

For the three months ended March 30, 2008

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$33,844	$45,569	$340	$—	$79,753
Franchise related income	3,485	—	—	—	3,485
Intercompany charges	5,934	(5,891)	(43)	—	—

Total revenues	43,263	39,678	297	—	83,238

Costs and expenses:
Cost of food and paper products	8,271	9,025	86	—	17,382
Payroll and other employee benefits	9,152	13,075	86	—	22,313
Other operating costs	13,063	16,795	151	—	30,009
Other income, net	(543)	(676)	—	—	(1,219)
Depreciation and amortization	2,138	1,979	1	—	4,118
General and administrative	7,235	—	—	—	7,235
Asset impairment, restaurant closings	—	167	—	—	167

Total costs and expenses, net	39,316	40,365	324	—	80,005

Operating income (loss)	3,947	(687)	(27)	—	3,233
Other (expense) income:
Interest expense	(7,735)	(1)	—	—	(7,736)
Interest income	71	2	—	—	73
Equity in net loss of unconsolidated affiliates	(150)	—	—	—	(150)

Net other (expense) income	(7,814)	1	—	—	(7,813)

Equity in loss of subsidiaries	(713)	—	—	713	—

Loss before income taxes	(4,580)	(686)	(27)	713	(4,580)
Income tax benefit	(1,829)	—	—	—	(1,829)

Net loss	$(2,751)	$(686)	$(27)	$713	$(2,751)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations—Successor

For the period January 31—April 1, 2007

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$23,410	$29,487	$195	$—	$53,092
Franchise related income	2,477	—	—	—	2,477
Intercompany charges	1,770	—	(10)	(1,760)	—

Total revenues	27,657	29,487	185	(1,760)	55,569

Costs and expenses:
Cost of food and paper products	5,061	5,584	52	—	10,697
Payroll and other employee benefits	6,227	8,693	53	—	14,973
Other operating costs	8,571	10,356	72	—	18,999
Depreciation and amortization	1,407	1,508	1	—	2,916
Other income, net	(385)	(23)	(17)	—	(425)
General and administrative	4,310	12	101	—	4,423
Asset impairment, restaurant closings	—	83	—	—	83
Intercompany charges	—	1,760	—	(1,760)	—

Total costs and expenses, net	25,191	27,973	262	(1,760)	51,666

Operating income (loss)	2,466	1,514	(77)	—	3,903
Other (expense) income:
Interest expense	(5,304)	—	—	—	(5,304)
Interest income	322	10	—	—	332

Net other (expense) income	(4,982)	10	—	—	(4,972)

Equity in income of subsidiaries	1,447	—	—	(1,447)	—

Income (loss) before income taxes	(1,069)	1,524	(77)	(1,447)	(1,069)
Income tax benefit	(440)	—	—	—	(440)

Net income (loss)	$(629)	$1,524	$(77)	$(1,447)	$(629)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows—Successor

For the three months ended March 30, 2008

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(2,751)	$(686)	$(27)	$713	$(2,751)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,138	1,979	1	—	4,118
Amortization of deferred financing costs	275	—	—	—	275
Increase in deferred rent, net	230	22	—	—	252
Asset impairment, restaurant closings/remodels	—	167	—	—	167
Change in deferred tax benefit	(1,917)	—	—	—	(1,917)
Equity in net loss of unconsolidated affiliates	150	—	—	—	150
Equity in loss of subsidiaries	713	—	—	(713)	—

Changes in operating assets and liabilities:
(Increase) decrease in receivables	(357)	203	3	—	(151)
Decrease in inventories	91	55	2	—	148
Decrease (increase) in prepaid expenses	1,095	(35)	1	—	1,061
Increase in other assets	(23)	(2)	—	—	(25)
(Decrease) increase in accounts payable and accrued expenses	(8,338)	270	(22)	—	(8,090)
Decrease in accrued interest payable	(3,894)	—	—	—	(3,894)

Net cash (used in) provided by operating activities	(12,588)	1,973	(42)	—	(10,657)

Investing Activities:
Purchases of property and equipment	(1,092)	(2,531)	—	—	(3,623)
Purchases of other locations	—	(425)	—	—	(425)
Investment in joint ventures	(260)	—	—	—	(260)

Net cash used in investing activities	(1,352)	(2,956)	—	—	(4,308)

Financing Activities:
Repayment of secured term loan	(458)	—	—	—	(458)
Intercompany balances	(241)	231	10	—	—

Net cash (used in) provided by financing activities	(699)	231	10	—	(458)

Decrease in cash and cash equivalents	(14,639)	(752)	(32)	—	(15,423)
Cash and cash equivalents at beginning of period	25,693	2,893	281	—	28,867

Cash and cash equivalents at end of period	$11,054	$2,141	$249	$—	$13,444

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows—Successor

For the period January 31—April 1, 2007

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(629)	$1,524	$(77)	$(1,447)	$(629)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,407	1,508	1	—	2,916
Amortization of deferred financing costs	143	—	—	—	143
Amortization of senior note	98	—	—	—	98
(Decrease)increase in deferred rent, net	(100)	320	—	—	220
Asset impairment, restaurant closings/remodels	83	—	—	—	83
Change in deferred tax benefit	(578)	—	—	—	(578)
Equity in earnings of subsidiaries	(1,447)	—	—	1,447	—
Changes in operating assets and liabilities, net of effects of merger:
(Increase) decrease in receivables	1,012	377	—	—	1,389
(Increase) decrease in inventories	70	55	9	—	134
(Increase) decrease in prepaid expenses	936	262	1	—	1,199
(Increase) decrease in other assets	(137)	(1)	—	—	(138)
Increase (decrease) in accounts payable and accrued expenses	6,462	(875)	13	—	5,600
Increase in accrued interest payable	3,930	—	—	—	3,930

Net cash provided by (used in) operating activities	11,250	3,170	(53)	—	14,367

Investing Activities:
Purchases of property and equipment	(2,096)	(930)	(14)	—	(3,040)
Net cash paid for merger, net of cash acquired	(177,000)	—	—	—	(177,000)

Net cash used in investing activities	(179,096)	(930)	(14)	—	(180,040)

Financing Activities:
Proceeds from shareholders for issuance of common stock	133,000	—	—	—	133,000
Proceeds from secured term loan	183,000	—	—	—	183,000
Proceeds from senior notes	150,000	—	—	—	150,000
Paydown of Predecessor’s notes	(267,000)	—	—	—	(267,000)
Debt issue costs	(11,000)	—	—	—	(11,000)
Intercompany balances	(528)	131	397	—	—

Net cash (used in) provided by financing activities	187,472	131	397	—	188,000

Increase in cash and cash equivalents	19,626	2,371	330	—	22,327

Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$19,626	$2,371	$330	$—	$22,327

Supplemental non cash investing activities:

On January 30, 2007, the Company transferred its interest of $5.6 million of certain non-core assets to a newly-formed company owned by certain of our former shareholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make statements in this Quarterly Report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar words often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements. None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors. These risks, uncertainties and other factors include, but are not limited to:

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

•	our ability to continue to attract franchisees;

•	the success of our present, and any future, joint ventures and other expansion opportunities;

•	the availability of food (particularly cheese and tomatoes), beverage and paper products;

•	our ability to pass along cost increases to our customers;

•	increases in the Federal minimum wage;

•	the continuity of services of members of our senior management team;

•	our ability to attract and retain competent restaurant and executive managerial personnel;

•	competition;

•	the level of, and our ability to comply with, government regulations;

•	our ability to generate sufficient cash flow to make interest payments and principal under our borrowing agreements;

•	our ability to comply with financial covenants and ratios and the effects the restrictions imposed by those financial covenants and ratios may have on our ability to operate our business; and

•	our ability to repurchase and/or repay amounts under our borrowing agreements to the extent required in the event of certain circumstances as defined in our borrowing agreements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements, the notes thereto and other data and information appearing elsewhere in this report.

Executive Overview

For the purposes of management’s discussion and analysis, the first quarter of 2008 is the three months ended March 30, 2008 and the first quarter 2007 is the combined Predecessor and Successor period of January 1, 2007 through April 1, 2007.

We believe we are the world’s leading Italian Quick Service Restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 1,040 units in 43 countries, with 504 company-owned units, 528 franchised units and 8 joint venture units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

We operate our business through two segments. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR’s and other concept restaurants. Our franchised restaurant segment is comprised of our franchised restaurants which offer opportunities worldwide for qualified operators to conduct business under the Sbarro name and other trade names owned by Sbarro. Revenue from our franchised restaurant segment is generated from initial franchise fees, ongoing royalties and other franchising revenue. We do not allocate indirect corporate charges to our operating segments. Such costs are managed on an entity-wide basis, and the information to reasonably allocate such costs is not readily available. We do not allocate assets by segment because our chief operating decision makers do not review the assets by segment to assess performance, as the assets are managed on an entity-wide basis. Our operating segments are discussed in Note 3—Summary of Significant Accounting Policies and Note 15—Business Segment Information to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 30, 2007.

Our Restaurant Expansion

The following table summarizes the number of company-owned, franchised, and joint venture restaurants in operation during each indicated period:

	3 months ended 3/30/08	Period 1/31/07- 4/01/07	Period 1/1/07- 1/30/07
	(Successor)	(Successor)	(Predecessor)
Company-owned Sbarro restaurants:
Open at beginning of period	506	484	485
Opened during period	4	1	1
Acquired from franchisees during period	—	1	—
Closed during period	(6)	(2)	(2)

Open at end of period	504	484	484

Franchised Sbarro restaurants:
Open at beginning of period	524	480	478
Opened during period	19	12	3
Transferred to Sbarro during period	—	(1)	—
Closed during period	(15)	(2)	(1)

Open at end of period	528	489	480

Joint venture Sbarro restaurants:
Open at beginning of period	7	—	—
Opened during period	1	—	—
Closed during period	—	—	—

Open at end of period	8	—	—

All restaurants:
Open at beginning of period	1,037	964	963
Opened during period	24	13	4
Closed during period	(21)	(4)	(3)

Open at end of period	1,040	973	964

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

Financial Information (Dollars in millions)

	Three months ended March 30, 2008	Three months ended April 1, 2007
	(Successor)	(Combined) (2)

Comparable sales-percentage change vs. prior comparable period (1):
QSR-owned locations	0.3%	2.7%
Franchise locations:
Domestic Franchise	0.1%	3.4%
International Franchise	8.3%	7.0%
Cost of food and paper products as a percentage of restaurant sales	21.8%	19.6%
Payroll and other benefits as a percentage of restaurant sales	28.0%	28.3%
Other operating expense as a percentage of restaurant sales	37.6%	36.3%
General and administrative costs as a percentage of revenues	8.7%	9.0%
EBITDA (3)	$7.2	$(22.0)

(1)	Comparable and annual percentage changes are based on locations that were open during the entire period within the periods presented.
(2)	The combined results of the Successor and Predecessor for the three months ended April 1, 2007 does not comply with generally accepted accounting principles; however, we believe this provides useful information to discuss the relative performance of the business in all periods presented in the financial statements on an ongoing basis.
(3)	EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles (“GAAP”) or as a measure of a company’s profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts of, and investors in, our Senior Notes in that EBITDA is one of the factors in the calculation of our compliance with the ratios in the Senior Credit Facilities. We also internally use EBITDA to determine whether to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities. Included in the calculation of EBITDA for Predecessor and Combined 2007 is $31.4 million related to a special event bonus.

The following table reconciles EBITDA to our net loss for each of the periods presented, which we believe is the most direct comparable GAAP financial measure to EBITDA (In thousands):

	Three months ended March 30, 2008	Three months ended April 1, 2007	January 31-April 1, 2007	January 1- January 30, 2007
	(Successor)	(Combined)(*)	(Successor)	(Predecessor)
EBITDA	$7,201	$(21,983)	$6,819	$(28,802)
Interest Expense	(7,736)	(7,874)	(5,304)	(2,570)
Interest Income	73	440	332	108
Income Tax Benefit (Expense)	1,829	396	440	(44)
Depreciation and Amortization	(4,118)	(4,188)	(2,916)	(1,272)

Net loss	$(2,751)	$(33,209)	$(629)	$(32,580)

(*)	The combined results of the Successor and Predecessor for the period in 2007 does not comply with generally accepted accounting principles; however, we believe that this provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments:

	Company- Owned Restaurants(1)	Franchised Restaurants	Totals
	(In thousands)
1st Quarter 2008 (Successor)
Total revenue	$79,753	$3,485	$83,238

Operating income before unallocated costs	6,984	2,181	9,165

Unallocated costs and expenses (2)			5,932

Operating income			$3,233

1st Quarter 2007 (Combined) (4)
Total revenue	$77,009	$3,470	$80,479

Operating income before unallocated costs	9,011	2,100	11,111

Unallocated costs and expenses (2)			37,294

Operating loss (3)			$(26,183)

1/31/07—4/1/07 (Successor)
Total revenue	$53,092	$2,477	$55,569

Operating income before unallocated costs	5,851	1,506	7,357

Unallocated costs and expenses (2)			3,454

Operating income			$3,903

1/1/07—1/30/07 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating income before unallocated costs	3,160	594	3,754

Unallocated costs and expenses (2)			33,840

Operating loss (3)			$(30,086)

(1)	Total revenue includes restaurant sales in the Successor period and restaurant sales and real estate revenues in the Predecessor period.
(2)	Represents those general and administrative expenses that are not allocated to a segment.
(3)	2007 includes $31.4 million related to a special event bonus.
(4)	The combined results of the Successor and Predecessor for the periods in 2007 do not comply with generally accepted accounting principles; however, we believe these results provide useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

SBARRO, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	GAAP	GAAP		“Combined”
	Three months ended March 30, 2008	For the period January 31 through April 1, 2007	For the period January 1 through January 30, 2007	Three months ended April 1, 2007 *
	SUCCESSOR	SUCCESSOR	PREDECESSOR
Revenues:
Restaurant sales	$79,753	$53,092	$23,594	$76,686
Franchise related income	3,485	2,477	993	3,470
Real estate	—	—	323	323

Total revenues	83,238	55,569	24,910	80,479
Costs and expenses:
Cost of food and paper products	17,382	10,697	4,308	15,005
Payroll and other employee benefits	22,313	14,973	6,762	21,735
Other operating costs	30,009	18,999	8,839	27,838
Other income, net	(1,219)	(425)	(497)	(922)
Depreciation and amortization	4,118	2,916	1,272	4,188
General and administrative	7,235	4,423	2,843	7,266
Special event bonuses	—	—	31,395	31,395
Asset impairment and restaurant closings/remodels	167	83	74	157

Total costs and expenses, net	80,005	51,666	54,996	106,662

Operating income (loss)	3,233	3,903	(30,086)	(26,183)

Other (expense) income:
Interest expense	(7,736)	(5,304)	(2,570)	(7,874)
Interest income	73	332	108	440
Equity in net income (loss) of unconsolidated affiliates	(150)	—	12	12

Net other expense	(7,813)	(4,972)	(2,450)	(7,422)

Loss before income taxes	(4,580)	(1,069)	(32,536)	(33,605)

Income tax (benefit) expense	(1,829)	(440)	44	(396)

Net (loss) income	$(2,751)	$(629)	$(32,580)	$(33,209)

*	The combined results of the successor and predecessor for the periods in 2007 do not comply with generally accepted accounting principles; however, we believe these results provide useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

Sales by QSR and consolidated other concept restaurants increased by 4.0% to $79.8 million for the three months ended March 30, 2008 compared to $76.7 for the combined three months ended April 1, 2007. The increase in sales is due to sales generated by new stores opened in 2007 and 2008 of $3.5 million and comparable unit sales increase of ..3% in our QSR restaurants slightly offset by stores closed.

Franchise related revenues remained flat at $3.5 million for the first quarter of 2008 compared to the combined first quarter of 2007.

Cost of food and paper products as a percentage of restaurant sales increased to 21.8% for first quarter of 2008 compared to 19.6% for the combined first quarter of 2007. The cost of cheese in the first quarter of 2008 averaged approximately $2.17 per pound compared to an average of approximately $1.55 per pound in the combined first quarter of 2007. This $.62 per pound increase in cheese costs accounted for $1.2 million or 1.5% of restaurant sales. The remaining increase as a percentage of restaurant sales relates to other commodity cost increases.

Payroll and other employee benefits as a percentage of restaurant sales decreased to 28.0% in the first quarter of 2008 from 28.3% in the combined first quarter of 2007.

Other operating costs as a percentage of restaurant sales increased to 37.6% in the first quarter 2008 as compared to 36.3% in the combined first quarter of 2007. The increase is primarily due to occupancy related charges.

Other income, net was $1.2 million for the first quarter of 2008 compared to $.9 million in the combined first quarter of 2007.

Depreciation and amortization remained relatively flat at $4.1 million in first quarter 2008 and the combined first quarter of 2007.

General and administrative expenses were $7.2 million in the first quarter 2008 as compared to $7.3 million in the combined first quarter of 2007. Expenses of $.3 million in 2007 related to our former shareholders and were eliminated in connection with the Merger. Comparable general and administrative expenses remained flat.

In Predecessor 2007, in connection with the Merger, special event bonuses paid were $31.4 million

Interest expense of $7.7 million for the first quarter of 2008 and $7.9 million for the combined first quarter of 2007 relates primarily to the Senior Notes and the Term Loan under our Senior Credit Facility in Successor 2007. Included in interest expense in first quarter 2008 was the amortization of deferred financing costs for the Senior Notes and Term Loan of $.3 million. In Predecessor 2007, interest expense related to the 11%, $255 million senior notes and the 8.4%, $16 million mortgage loan on our corporate headquarters. In connection with the Merger, the 11% Notes were redeemed and mortgage loan and interests in our corporate headquarters were transferred to a company owned by certain of our former shareholders.

In our Successor period after January 31, 2007, we are taxed as a C Corporation. The income tax benefit was $1.8 million for the first quarter of 2008 and our effective tax rate was 39.9%. The income tax benefit was $.4 million for the period January 31 through April 1, 2007 (Successor) and our effective tax rate was 41% for that period. Prior to January 31, 2007, we were taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions. Under the provisions of Subchapter S, substantially all taxes on our income were paid by our former shareholders rather than by the Company.

Liquidity and Capital Resources

Principal Cash Requirements and Sources

Our liquidity requirements relate to debt service, capital expenditures, working capital, investments in other ventures, and acquisitions. We estimate that our annual cash interest expense under the Senior Notes and Senior Credit Facilities that we put into place in connection with the Merger will be approximately $29 million. We also may incur additional interest expense for borrowings under our line of credit. The Senior Credit Facilities require us to prepay outstanding borrowings, subject to certain exceptions, with (a) 50% of our annual excess cash flow (subject to step-downs based upon our total leverage ratio); (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) if we do not commit to reinvest such proceeds in accordance with the terms of the Senior Credit Facilities within 365 days of the event giving rise thereto (or, to the extent we have entered into a commitment to reinvest such proceeds within such time period to the extent such amounts are actually reinvested, within six months of the expiration of such 365 days); and (c) 100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Senior Credit Facilities. We are not required to make principal payments, absent the occurrence of certain events, on our Senior Notes until they mature in 2015. We purchased a QSR location for approximately $.4 million and invested approximately $.3 million in joint ventures in the first quarter of 2008. We repaid $.5 million in principal per the terms of our Term Loan. We believe that aggregate capital expenditures for all of 2008 will approximate $18 million which we expect will be funded with operating cash.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Senior Credit Facilities will be adequate to meet our liquidity needs for at least the next twelve months.

Contractual Obligations

Our contractual obligations do not materially differ from the information disclosed in Part II, Item 7 of our Annual Report Form 10-K for the year ended December 30, 2007.

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital as at the end of the first quarters of 2008 and 2007 and the sources and uses of our cash flows during the first quarters of each of those years (in millions):

	Quarter Ended March 30, 2008	Period Jan. 31 - April 1, 2007	Period Jan. 1 - Jan. 30, 2007
	(Successor)	(Successor)	(Predecessor)
Liquidity at the end of period
Cash and cash equivalents	$13.4	$22.3
Working capital	(7.6)	2.0

Net cash flows
(Used in) provided by operating activities	$(10.7)	$14.3	$(5.3)
Used in investing activities	(4.3)	(180.0)	(1.7)
(Used in) provided by financing activities	(.4)	188.0	(70.6)

Net (decrease) increase in cash	$(15.4)	$22.3	$(77.6)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations. Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance such items. As a result, we like many other restaurant businesses, may operate with negative working capital. During the quarter ended March 30, 2008, working capital has decreased by $2.7 million. This trend is reflective of our ongoing new store opening and remodel programs, which have resulted in decreased cash and cash equivalents as well as increased liabilities associated with capital expenditures. Cash flow from current operations and our line of credit supports our working capital needs.

Net cash used in operating activities was $10.7 million during the quarter ended March 30, 2008 as compared to $14.3 million provided by the Successor period January 31 through April 1, 2007 and $5.3 million used in the Predecessor period January 1 through January 30, 2007. The increase in net cash used in the period ended March 30, 2008 is primarily due to a decrease in accounts payable, accrued expenses and accrued interest payable resulting from the timing of payments. We historically have our peak annual cash position and highest level of accounts payable and accrued expenses at the end of the holiday season, which coincides with our year end. These payables and accrued expenses are paid during the first quarter of the ensuing year, predominantly using our year-end cash. Net cash used by operating activities of $5.3 million in our Predecessor period January 1 through January 31, 2007 was primarily due to a decrease in accounts payable and accrued expenses after considering the effects of the Merger.

Net cash used in investing activities was $4.3 million for the quarter ended March 30, 2008. Net cash used in the quarter ended March 30, 2008 was mostly capital expenditures utilized primarily for restaurant openings and renovation activity. Net cash used was $180.0 million for the Successor period January 31 through April 1, 2007 of which $177 million was net cash paid for the Merger. Net cash used was $1.7 million for the Predecessor period January 1 through January 30, 2007.

The cash used in financing activities was $.4 million in the quarter ended March 30, 2008 and was for principal payments on our Term Loan. The net cash provided by financing activities for the Successor period January 31 through April 1, 2007 was $188.0 million and represents proceeds from injected capital, the proceeds from the new debt, debt issue costs and the paydown of the old debt. Net cash used in financing activities for the Predecessor period of January 1 through January 30, 2007 of $70.6 million represents dividends to our former shareholders net of repayments of officer loans.

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

During the quarter ended March 30, 2008, there were no changes in the accounting policies whose application may have the most significant effect on our reported results of financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position from those discussed under the heading “Critical Accounting Policies and Judgments” in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 30, 2007.

Recent Accounting Pronouncements

SFAS 157:

In September 2006, FASB issued Statement SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB amended SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. We elected to defer adoption of SFAS No. 157 for non-financial assets and non-financial liabilities and we do not currently anticipate that full adoption in 2009 will materially impact our consolidated financial statements. We evaluated SFAS No. 157 and determined that the adoption of the provisions effective December 31, 2007 did not have a material effect on our consolidated financial statements.

SFAS 159:

On December 31, 2007, we adopted FASB Statement SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We evaluated SFAS No. 159 and do not have any items eligible for the fair value accounting option of; therefore, the adoption of SFAS No. 159 had no impact on our consolidated financial statements.

SFAS 141 (R):

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which is effective for annual periods beginning on or after December 15, 2008. In FAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date for value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after December 29, 2008 and is currently assessing the impact of adoption of SFAS No. 141(R) on its consolidated financial statements.

SFAS 160:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51,” which is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interest of the parent company and the interest of the noncontrolling interest holder. We have not yet determined the impact, if any, that SFAS No. 160 will have on our consolidated financial statements.

SFAS 161:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” SFAS No. 161. (“SFAS No. 161”) amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently use derivative instruments and therefore SFAS No. 161 will not have an effect on our consolidated financial statements.

Certain Relationships and Related Transactions

During the first quarter of 2008, there were no related party transactions in addition to those discussed under the heading “Certain Relationships and Related Transactions” in Part II, Item 13 of our Annual Report on Form 10-K for the year ended December 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain risks which exist as part of our ongoing business operation.

Interest Rate Risk

We currently invest our cash on hand in FDIC insured overnight cash management savings accounts earning interest based on the 91-day Treasury bill rates. The indenture governing the Senior Notes limits the nature of our investments to those of lower risk. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.

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

We have not purchased future, forward, option or other instruments to hedge against fluctuations in the prices of the commodities we purchase. As a result, our future commodities purchases are subject to changes in the prices of such commodities. We have entered and sometimes will enter into short-term, fixed rate contracts for some products we purchase.

Foreign Exchange Rate Risk

All of our transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, thereby reducing the risks in the changes of the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.

Item 4T.	Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings included in our Annual Report on Form 10-K for the year ended December 30, 2007 in Note 10 to the Notes to Consolidated Financial Statements have not materially changed.

Item 1A.	Risk Factors

The risk factors included in our Annual Report on Form 10-K for the year ended December 30, 2007 have not materially changed. You should consider carefully the risks described under Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 30, 2007. The risks and uncertainties described in our Annual Report on Form 10-K for the period ended December 30, 2007 are not the only ones that may affect us. If any of the events described actually occur, our business and financial results could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default upon senior securities

None.

Item 4.	Submission of matters to a vote of security holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of Sbarro, Inc. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-142081)

*3.2	Amended and Restated Bylaws of Sbarro, Inc. (Exhibit 3.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.1	Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and the Bank of New York, as trustee. (Exhibit 4.1 to our Registration Statement on Form S-4, File No. 333-142081)

*4.2	Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers. (Exhibit 4.2 to our Registration Statement on Form S-4, File No. 333-142081)

+10.1	Corporate Office Employee Bonus Plan for 2008.

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the document indicated.
**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.
+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBARRO, INC.

Registrant

Date: May 12, 2008	By:	/s/ Peter Beaudrault
Peter Beaudrault,
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Anthony J. Puglisi
Anthony J. Puglisi
Vice President,
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of Sbarro, Inc. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-142081)

*3.2	Amended and Restated Bylaws of Sbarro, Inc. (Exhibit 3.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.1	Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and the Bank of New York, as trustee. (Exhibit 4.1 to our Registration Statement on Form S-4, File No. 333-142081)

*4.2	Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers. (Exhibit 4.2 to our Registration Statement on Form S-4, File No. 333-142081)

+10.1	Corporate Office Employee Bonus Plan for 2008.

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the document indicated.
**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.
+	Management contract or compensatory plan.