Form 10-Q
period 2008-06-29
SBARRO INC
filed 2008-08-08
CIK 766004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 29, 2008	Commission file number 333-142081

SBARRO, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2501939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Broad Hollow Road, Melville, New York	11747-4714
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock of the registrant outstanding as of August 8, 2008 was 100.

SBARRO, INC.

FORM 10-Q INDEX

Part I – Financial Information

Item 1. Consolidated Financial Statements

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

(In thousands)

	June 29, 2008	December 30, 2007
Current assets:
Cash and cash equivalents	$13,335	$28,867
Receivables, net of allowance for doubtful accounts of $55 at June 29, 2008:
Franchise	3,528	2,938
Other	3,754	4,552

	7,282	7,490
Inventories	2,921	3,056
Prepaid expenses	5,226	3,480
Deferred tax asset	4,315	2,331

Total current assets	33,079	45,224

Property and equipment, net	67,870	65,343

Intangible assets:
Goodwill	211,437	211,236
Trademarks	248,000	248,000
Other intangible assets	31,268	31,996
Deferred financing costs, net	9,514	10,069
Deferred tax asset	27,278	23,850
Other assets	922	1,053

Total assets	$629,368	$636,771

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands except shareholders)

(CONTINUED)

	June 29, 2008	December 30, 2007
Current liabilities:
Accounts payable	$12,427	$8,586
Accrued expenses	19,305	22,584
Accrued interest payable	7,372	7,745
Due to former shareholders	6,200	6,200
Taxes payable on behalf of former shareholders	572	2,072
Insurance premium financing	2,959	1,101
Current portion of debt	1,830	1,830

Total current liabilities	50,665	50,118
Deferred rent	4,322	3,587
Deferred tax liability	107,249	107,130
Due to former shareholders & other liabilities	9,895	10,052
Long-term debt	329,340	330,255

Commitments and contingencies
Shareholders’ equity:
Common stock
Authorized 1,000 shares; $.01 par value issued and outstanding 100 shares at June 29, 2008 and December 30, 2007	—	—
Additional paid-in capital	133,000	133,000
(Accumulated deficit) retained earnings	(5,103)	2,629

Total shareholders’ equity	127,897	135,629

Total liabilities and shareholders’ equity	$629,368	$636,771

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	For the six months ended June 29, 2008	For the period January 31 through July 1, 2007	For the period January 1 through January 30, 2007
	SUCCESSOR	SUCCESSOR	PREDECESSOR
Revenues:
Restaurant sales	$160,896	$132,051	$23,594
Franchise related income	7,724	6,119	993
Real estate	—	—	323

Total revenues	168,620	138,170	24,910
Costs and expenses:
Cost of food and paper products	36,768	26,613	4,308
Payroll and other employee benefits	46,728	37,091	6,762
Other operating costs	61,200	48,604	8,839
Other income, net	(1,901)	(1,131)	(497)
Depreciation and amortization	8,734	7,538	1,272
General and administrative	14,245	11,261	2,843
Special event bonuses	—	—	31,395
Asset impairment, restaurant closings/remodels	335	209	74

Total costs and expenses, net	166,109	130,185	54,996

Operating income (loss)	2,511	7,985	(30,086)

Other (expense) income:
Interest expense	(15,045)	(13,363)	(2,570)
Interest income	107	404	108
Equity in net (loss) income of unconsolidated affiliates	(128)	—	12

Net other expense	(15,066)	(12,959)	(2,450)

Loss before income taxes	(12,555)	(4,974)	(32,536)

Income tax (benefit) expense	(4,823)	(1,982)	44

Net loss	$(7,732)	$(2,992)	$(32,580)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	For the quarter ended June 29, 2008	For the quarter ended July 1, 2007
	SUCCESSOR	SUCCESSOR
Revenues:
Restaurant sales	$81,143	$78,959
Franchise related income	4,239	3,642

Total revenues	85,382	82,601
Costs and expenses:
Cost of food and paper products	19,386	15,916
Payroll and other employee benefits	24,415	22,118
Other operating costs	31,191	29,605
Other income, net	(682)	(706)
Depreciation and amortization	4,616	4,622
General and administrative	7,010	6,838
Asset impairment, restaurant closings/remodels	168	126

Total costs and expenses	86,104	78,519

Operating (loss) income	(722)	4,082

Other (expense) income:
Interest expense	(7,309)	(8,059)
Interest income	34	72
Equity in net income of unconsolidated affiliates	22	—

Net other expense	(7,253)	(7,987)

Income before income taxes	(7,975)	(3,905)

Income tax benefit	(2,994)	(1,542)

Net loss	$(4,981)	$(2,363)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the six months ended June 29, 2008	For the period January 31 through July 1, 2007	For the period January 1 through January 30, 2007
	SUCCESSOR	SUCCESSOR	PREDECESSOR
Operating Activities:
Net loss	$(7,732)	$(2,992)	$(32,580)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,734	7,538	1,272
Amortization of deferred financing costs	554	604	112
Increase (decrease) in deferred rent, net of tenant allowance	778	626	(117)
Asset impairment and restaurant closings/remodels	335	208	74
Deferred tax benefit	(5,292)	(2,543)	—
Equity in net loss (income) of unconsolidated affiliates	128	—	(12)
Changes in operating assets and liabilities, net of effects of merger:
(Increase) decrease in receivables	(203)	1,913	394
Decrease (increase) in inventories	267	(6)	319
Decrease (increase) in prepaid expenses	379	1,507	(1,434)
Decrease (increase) in other assets	112	(641)	871
(Decrease) increase in accounts payable, accrued expenses & other liabilities	(2,012)	878	23,474
(Decrease) increase in accrued interest payable	(374)	7,817	2,337

Net cash (used in) provided by operating activities	(4,326)	14,909	(5,290)

(Continued)

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(CONTINUED)

	For the six months ended June 29, 2008	For the period January 31 through July 1, 2007	For the period January 1 through January 30, 2007
	SUCCESSOR	SUCCESSOR	PREDECESSOR
Investing Activities:
Purchases of property and equipment	(9,548)	(6,299)	(1,691)
Purchases of franchises and other locations	(619)	(4,790)	—
Investment in joint ventures	(124)	—	—
Cash paid for merger, net of cash acquired	—	(188,000)	—

Net cash used in investing activities	(10,291)	(199,089)	(1,691)

Financing Activities:
Proceeds from shareholders for issuance of common stock	—	133,000	—
Proceeds from secured term loan	—	183,000	—
Proceeds from senior notes	—	150,000	—
Paydown of Predecessor’s notes	—	(267,000)	—
Repayment of secured term loan	(915)	(458)	—
Mortgage principal repayments	—	—	(17)
Dividends to sellers	—	—	(76,159)
Repayment of loans by officers	—	—	5,530

Net cash (used in) provided by financing activities	(915)	198,542	(70,646)

(Decrease) increase in cash and cash equivalents	(15,532)	14,362	(77,627)
Cash and cash equivalents at beginning of period	28,867	—	88,627

Cash and cash equivalents at end of period	$13,335	$14,362	$11,000

Supplemental non-cash investing activities:

On January 30, 2007, the Company transferred its interest of $5.6 million of certain non-core assets to a newly-formed company owned by certain of our former shareholders as a dividend.

Supplemental non-cash financing activities:

The Company entered into a non-cash insurance premium financing agreement for $3.0 million and $3.5 million in June 2008 and June 2007, respectively.

See notes to unaudited consolidated financial statements.

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

As a result of the Merger, we are required to present our results for the first six months of 2007 as two separate periods. Our Predecessor financial period refers to the period from January 1 through January 30, 2007 prior to consummation of the Merger. Our Successor financial period refers to the period from January 31 through July 1, 2007 following consummation of the Merger.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at June 29, 2008 (Successor) and our consolidated results of operations for the three months ended June 29, 2008 (Successor) and the three months ended July 1, 2007 (Successor) and our consolidated results of operations and cash flows for the six months ended June 29, 2008 (Successor) and the period January 31, 2007 through July 1, 2007 (Successor) and the period January 1, 2007 through January 30, 2007 (Predecessor) have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to our annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 30, 2007.

Certain reclassifications have been made to the prior year’s financial statements to conform to the current presentation.

2. Recent Accounting Pronouncements:

SFAS 157:

In September 2006, FASB issued Statement SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP 157-2 to allow a one-year deferral of adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB issued FSP 157-1 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. We elected to defer adoption of SFAS No. 157 for non-financial assets and non-financial liabilities and we do not currently anticipate that full adoption in 2009 will materially impact our consolidated financial statements. We evaluated SFAS No. 157 and determined that the adoption of the provisions effective December 31, 2007 did not have a material effect on our consolidated financial statements.

SFAS 159:

In September 2006, the FASB issued Statement SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We evaluated SFAS No. 159 and do not have any items eligible for the fair value accounting option; therefore, SFAS No. 159 had no impact on our consolidated financial statements.

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

SFAS 160:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS No. 160”) which is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interest of the parent company and the interest of the noncontrolling interest holder. We have not yet determined the impact that SFAS No. 160 will have on our consolidated financial statements.

FSP 142-3

In April 2008, the FASB issued FASB Staff Position No. FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for the Company in the first quarter of 2009 and will be applied prospectively to future business combinations.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

Senior Credit Facilities:

In connection with the Merger, we entered into senior secured credit facilities. The senior secured credit facilities provide for loans of $208.0 million under a $183.0 million senior secured term loan facility and a $25.0 million senior secured revolving facility (the “Senior Credit Facilities”). The revolving facility also provides for the issuance of letters of credit not to exceed $10.0 million at any one time outstanding and swing line loans not to exceed $5.0 million at any one time outstanding. In addition, the Senior Credit Facilities provide for an uncommitted incremental facility of up to $50.0 million. In connection with the Merger, we borrowed the entire $183.0 million available under the term loan facility. The term loan facility (the “Term Loan”) will mature in 2014 and the revolving credit facility is scheduled to terminate and come due in 2013.

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

Long-Term Debt matures as follows (In millions):

Year ending 2008	$.9
2009	1.8
2010	1.8
2011	1.8
2012	1.8
2013 and thereafter	$323.1

Line and Letters of Credit:

In connection with the Merger, we obtained a line of credit facility of $25.0 million, with a sub-limit for letters of credit of $10.0 million. This replaced our prior line of credit. There were $3.7 million of letters of credit outstanding as of June 29, 2008. The letters of credit have been issued instead of cash security deposits under our operating leases or to guarantee construction costs of our locations, and for run-out claims under our medical plan.

4. Income Taxes:

Effective January 31, 2007, the Company has been organized as a C Corporation. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have not provided a valuation allowance for the deferred income tax asset since we believe it is more likely than not that the Company’s earnings will be sufficient to ensure the realization of the deferred income tax assets for federal and state purposes.

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

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments:

	Company- Owned Restaurants(1)	Franchised Restaurants	Totals
	(In thousands)
2nd Quarter 2008 (Successor)
Total revenue	$81,143	$4,239	$85,382

Operating income before unallocated costs	2,052	3,158	5,210

Unallocated costs and expenses (2)			5,932

Operating loss			$(722)

2nd Quarter 2007 (Successor)
Total revenue	$78,959	$3,642	$82,601

Operating income before unallocated costs	7,279	2,525	9,804

Unallocated costs and expenses (2)			5,722

Operating income			$4,082

YTD 2nd Quarter 2008 (Successor)
Total revenue	$160,896	$7,724	$168,620

Operating income before unallocated costs	9,035	5,340	14,375

Unallocated costs and expenses (2)			11,864

Operating income			$2,511

YTD 2nd Quarter 2007 (Combined) (4)
Total revenue	$155,968	$7,112	$163,080

Operating income before unallocated costs	16,290	4,625	20,915

Unallocated costs and expenses (2)			43,016

Operating loss (3)			$(22,101)

1/31/07—7/1/07 (Successor)
Total revenue	$132,051	$6,119	$138,170

Operating income before unallocated costs	13,130	4,031	17,161

Unallocated costs and expenses (2)			9,176

Operating income			$7,985

1/1/07—1/30/07 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating income before unallocated costs	3,160	594	3,754

Unallocated costs and expenses (2)			33,840

Operating loss (3)			$(30,086)

(1)	Total revenue includes restaurant sales in the Successor period and restaurant sales and real estate revenues in the Predecessor period.
(2)	Represents those general and administrative expenses that are not allocated to a segment.
(3)	2007 includes $31.4 million related to a special event bonus.
(4)	The combined results of the Successor and Predecessor for the periods in 2007 do not comply with generally accepted accounting principles; however, we believe these results provide useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

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

The following condensed consolidating financial information presents:

(1)

Condensed unaudited consolidating balance sheets as of June 29, 2008 and December 30, 2007 and unaudited statements of operations for the three months ended June 29, 2008 and the three months ended July 1, 2007 and our unaudited statement of operations and cash flows for the six months ended June 29, 2008 and the period January 31 through July 1, 2007: (a) Sbarro, (“the Parent”), (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group, and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate the Parent with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the Parent on the cost method.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Consolidating Balance Sheet—Successor

As of June 29, 2008

ASSETS

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:

Cash and cash equivalents	$11,228	$1,823	$284	$—	$13,335
Receivables
Franchise	3,528	—	—	—	3,528
Other	2,774	836	401	(257)	3,754

	6,302	836	401	(257)	7,282
Inventories	1,181	1,595	145	—	2,921
Prepaid expenses	4,518	444	264	—	5,226
Deferred tax asset	4,315	—	—	—	4,315

Total current assets	27,544	4,698	1,094	(257)	33,079

Intercompany receivables	(26,825)	28,026	(1,475)	274	—

Investment in subsidiaries	66,049	—	274	(66,323)	—

Property and equipment, net	25,576	41,506	1,018	(230)	67,870
Goodwill	211,437	—	—	—	211,437
Trademarks	248,000	—	—	—	248,000
Other intangible assets	31,268	—	—	—	31,268
Deferred financing costs, net	9,514	—	—	—	9,514
Deferred tax asset	27,278	—	—	—	27,278
Other assets	889	161	—	(128)	922

Total assets	$620,730	$74,391	$911	$(66,664)	$629,368

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet—Successor

As of June 29, 2008

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$11,912	$251	$264	$—	$12,427
Accrued expenses	16,668	1,944	1,308	(615)	19,305
Accrued interest payable	7,372	—	—	—	7,372
Due to former shareholders	6,200	—	—	—	6,200
Taxes payable on behalf of former shareholders	572	—	—	—	572
Insurance premium financing	2,959	—	—	—	2,959
Current portion of debt	1,830	—	—	—	1,830

Total current liabilities	47,513	2,195	1,572	(615)	50,665

Deferred rent	655	3,667	—	—	4,322
Deferred tax liability	107,249	—	—	—	107,249
Due to former shareholders & other liabilities	8,076	1,819	—	—	9,895
Long-term debt	329,340	—	—	—	329,340

Shareholders’ equity:
Common stock, $.01 par value, 1000 shares authorized, 100 issued & outstanding	—	—	—	—	—
Additional paid-in capital	133,000	68,302	—	(68,302)	133,000
(Accumulated deficit) retained earnings	(5,103)	(1,592)	(661)	2,253	(5,103)

	127,897	66,710	(661)	(66,049)	127,897

Total liabilities and shareholders’ equity	$620,730	$74,391	$911	$(66,664)	$629,368

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

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet—Successor

As of December 30, 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$8,345	$191	$50	$—	$8,586
Accrued expenses	21,157	1,466	(39)	—	22,584
Accrued interest payable	7,745	—	—	—	7,745
Due to former shareholders	6,200	—	—	—	6,200
Taxes payable on behalf of former shareholders	2,072	—	—	—	2,072
Insurance premium financing	1,101	—	—	—	1,101
Current portion of debt	1,830	—	—	—	1,830

Total current liabilities	48,450	1,657	11	—	50,118

Deferred rent	919	2,668	—	—	3,587
Deferred tax liability	107,130	—	—	—	107,130
Due to former shareholders & other liabilities	8,101	1,951	—	—	10,052
Long-term debt	330,255	—	—	—	330,255

Shareholders’ equity:
Common stock, $.01 par value, 1000 shares authorized, 100 issued & outstanding	—	—	—	—	—
Additional paid-in capital	133,000	68,302	—	(68,302)	133,000
Retained earnings (accumulated deficit)	2,629	3,502	(216)	(3,286)	2,629

	135,629	71,804	(216)	(71,588)	135,629

Total liabilities and shareholders’ equity	$630,484	$78,080	$(205)	$(71,588)	$636,771

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations—Successor

For the six months ended June 29, 2008

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$68,893	$90,919	$1,084	$—	$160,896
Franchise related income	7,724	—	—	—	7,724
Intercompany charges	11,717	(11,629)	(88)	—	—

Total revenues	88,334	79,290	996	—	168,620

Costs and expenses:
Cost of food and paper products	17,275	19,118	375	—	36,768
Payroll and other employee benefits	19,107	27,236	385	—	46,728
Other operating costs	26,078	34,640	482	—	61,200
Other income, net	(563)	(1,294)	(44)	—	(1,901)
Depreciation and amortization	4,295	4,349	90	—	8,734
General and administrative	14,245	—	—	—	14,245
Asset impairment, restaurant closings	—	335	—	—	335

Total costs and expenses, net	80,437	84,384	1,288	—	166,109

Operating income (loss)	7,897	(5,094)	(292)	—	2,511

Other (expense) income:
Interest expense	(15,018)	(1)	(26)	—	(15,045)
Interest income	105	2	—	—	107
Equity in net loss of unconsolidated affiliates	—	—	(128)	—	(128)

Net other (expense) income	(14,913)	1	(154)	—	(15,066)

Equity in loss of subsidiaries	(5,539)	—	—	5,539	—

Loss before income taxes	(12,555)	(5,093)	(446)	5,539	(12,555)
Income tax benefit	(4,823)	—	—	—	(4,823)

Net loss	$(7,732)	$(5,093)	$(446)	$5,539	$(7,732)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations—Successor

For the period January 31—July 1, 2007

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$58,350	$73,174	$527	$—	$132,051
Franchise related income	6,119	—	—	—	6,119
Intercompany charges	9,897	(9,833)	(64)	—	—

Total revenues	74,366	63,341	463	—	138,170

Costs and expenses:
Cost of food and paper products	12,881	13,590	142	—	26,613
Payroll and other employee benefits	15,614	21,338	139	—	37,091
Other operating costs	21,426	26,981	197	—	48,604
Depreciation and amortization	3,941	3,596	1	—	7,538
Other income, net	(38)	(1,077)	(16)	—	(1,131)
General and administrative	11,047	34	180	—	11,261
Asset impairment, restaurant closings	—	209	—	—	209

Total costs and expenses, net	64,871	64,671	643	—	130,185

Operating income (loss)	9,495	(1,330)	(180)	—	7,985

Other (expense) income:
Interest expense	(13,363)	—	—	—	(13,363)
Interest income	392	12	—	—	404

Net other (expense) income	(12,971)	12	—	—	(12,959)

Equity in income of subsidiaries	(1,498)	—	—	1,498	—

(Loss) income before income taxes	(4,974)	(1,318)	(180)	1,498	(4,974)
Income tax benefit	(1,982)	—	—	—	(1,982)

Net (loss) income	$(2,992)	$(1,318)	$(180)	$1,498	$(2,992)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations—Successor

For the three months ended June 29, 2008

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$35,049	$45,350	$744	$—	$81,143
Franchise related income	4,239	—	—	—	4,239
Intercompany charges	5,783	(5,738)	(45)	—	—

Total revenues	45,071	39,612	699	—	85,382

Costs and expenses:
Cost of food and paper products	9,004	10,093	289	—	19,386
Payroll and other employee benefits	9,955	14,161	299	—	24,415
Other operating costs	13,015	17,845	331	—	31,191
Other income, net	(20)	(618)	(44)	—	(682)
Depreciation and amortization	2,157	2,370	89	—	4,616
General and administrative	7,010	—	—	—	7,010
Asset impairment, restaurant closings	—	168	—	—	168

Total costs and expenses, net	41,121	44,019	964	—	86,104

Operating income (loss)	3,950	(4,407)	(265)	—	(722)

Other (expense) income:
Interest expense	(7,283)	—	(26)	—	(7,309)
Interest income	34	—	—	—	34
Equity in net loss of unconsolidated affiliates	150	—	(128)	—	22

Net other (expense) income	(7,099)	—	(154)	—	(7,253)

Equity in loss of subsidiaries	(4,826)	—	—	4,826	—

Loss before income taxes	(7,975)	(4,407)	(419)	4,826	(7,975)
Income tax benefit	(2,994)	—	—	—	(2,994)

Net (loss) income	$(4,981)	$(4,407)	$(419)	$4,826	$(4,981)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations—Successor

For the three months ended July 1, 2007

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$34,940	$43,687	$332	$—	$78,959
Franchise related income	3,642	—	—	—	3,642
Intercompany charges	8,127	(8,073)	(54)	—	—

Total revenues	46,709	35,614	278	—	82,601

Costs and expenses:
Cost of food and paper products	7,820	8,006	90	—	15,916
Payroll and other employee benefits	9,387	12,645	86	—	22,118
Other operating costs	12,855	16,625	125	—	29,605
Depreciation and amortization	2,534	2,088	—	—	4,622
Other income, net	347	(1,054)	1	—	(706)
General and administrative	6,737	22	79	—	6,838
Asset impairment, restaurant closings	—	126	—	—	126

Total costs and expenses, net	39,680	38,458	381	—	78,519

Operating income (loss)	7,029	(2,844)	(103)	—	4,082

Other (expense) income:
Interest expense	(8,059)	—	—	—	(8,059)
Interest income	70	2	—	—	72

Net other (expense) income	(7,989)	2	—	—	(7,987)

Equity in income of subsidiaries	(2,945)	—	—	2,945	—

(Loss) income before income taxes	(3,905)	(2,842)	(103)	2,945	(3,905)
Income tax benefit	(1,542)	—	—	—	(1,542)

Net (loss) income	$(2,363)	$(2,842)	$(103)	$2,945	$(2,363)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows—Successor

For the six months ended June 29, 2008

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(7,732)	$(5,093)	$(446)	$5,539	$(7,732)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,295	4,349	90	—	8,734
Amortization of deferred financing costs	554	—	—	—	554
Increase in deferred rent, net	710	68	—	—	778
Asset impairment, restaurant closings/remodels	—	335	—	—	335
Deferred tax benefit	(5,292)	—	—	—	(5,292)
Equity in net loss of unconsolidated affiliates	—	—	128	—	128
Equity in loss of subsidiaries	5,539	—	—	(5,539)	—

Changes in operating assets and liabilities:
(Increase) decrease in receivables	120	130	(453)	—	(203)
Decrease in inventories	129	136	2	—	267
Decrease (increase) in prepaid expenses	410	(34)	3	—	379
Increase in other assets	114	(2)	—	—	112
(Decrease) increase in accounts payable and accrued expenses	(2,285)	71	202	—	(2,012)
Decrease in accrued interest payable	(374)	—	—	—	(374)

Net cash (used in) provided by operating activities	(3,812)	(40)	(474)	—	(4,326)

Investing Activities:
Purchases of property and equipment	(3,234)	(6,314)	—	—	(9,548)
Purchases of other locations	—	(619)	—	—	(619)
Investment in joint ventures	(124)		—	—	(124)

Net cash used in investing activities	(3,358)	(6,933)	—	—	(10,291)

Financing Activities:
Repayment of secured term loan	(915)	—	—	—	(915)
Intercompany balances	(6,380)	5,903	477	—	—

Net cash (used in) provided by financing activities	(7,295)	5,903	477	—	(915)

Decrease in cash and cash equivalents	(14,465)	(1,070)	3	—	(15,532)
Cash and cash equivalents at beginning of period	25,693	2,893	281	—	28,867

Cash and cash equivalents at end of period	$11,228	$1,823	$284	$—	$13,335

Supplemental non-cash financing activities:

In June 2008, the Company entered into a non-cash insurance premium financing agreement for $3.0 million.

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows—Successor

For the period January 31—July 1, 2007

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(2,992)	$(1,318)	$(180)	$1,498	$(2,992)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,941	3,596	1	—	7,538
Amortization of deferred financing costs	244	—	—	—	244
Amortization of senior note	360	—	—	—	360
(Decrease)increase in deferred rent, net	(261)	887	—	—	626
Asset impairment, restaurant closings/remodels	—	208	—	—	208
Deferred tax benefit	(2,543)	—	—	—	(2,543)
Equity in earnings of subsidiaries	1,498	—	—	(1,498)	—

Changes in operating assets and liabilities, net of effects of merger:
Decrease (increase) in receivables	1,616	339	(42)	—	1,913
Decrease (increase) in inventories	43	(50)	1	—	(6)
Decrease (increase) in prepaid expenses	1,220	288	(1)	—	1,507
(Increase) decrease in other assets	(642)	1	—	—	(641)
Increase (decrease) in accounts payable and accrued expenses	1,405	(614)	87	—	878
Increase in accrued interest payable	7,817	—	—	—	7,817

Net cash provided by (used in) operating activities	11,706	3,337	(134)	—	14,909

Investing Activities:
Purchases of property and equipment	(4,282)	(1,992)	(25)	—	(6,299)
Purchases of franchise locations	—	(4,790)	—	—	(4,790)
Net cash paid for merger, net of cash acquired	(177,000)	—	—	—	(177,000)

Net cash used in investing activities	(181,282)	(6,782)	(25)	—	(188,089)

Financing Activities:
Proceeds from shareholders for issuance of common stock	133,000	—	—	—	133,000
Proceeds from secured term loan	183,000	—	—	—	183,000
Proceeds from senior notes	150,000	—	—	—	150,000
Paydown of Predecessor’s notes	(267,000)	—	—	—	(267,000)
Debt issue costs	(11,000)	—	—	—	(11,000)
Repayment of secured term loan	(458)	—	—	—	(458)
Intercompany balances	(6,186)	5,575	611	—	—

Net cash provided by financing activities	181,356	5,575	611	—	187,542

Increase in cash and cash equivalents	11,780	2,130	452	—	14,362

Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$11,780	$2,130	$452	$—	$14,362

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

Forward-Looking Statements

We make statements in this Quarterly Report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar words often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements. None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors. These risks, uncertainties and other factors include, but are not limited to:

•	general economic, inflation, national security, weather and business conditions;

•	decrease in mall traffic, and other events that signal or arise from a downturn in the economy, such as continued increases in energy and commodity costs that negatively affect consumer spending;

•	the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;

•	changes in consumer tastes;

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

Executive Overview

For the purposes of management’s discussion and analysis, the year to date second quarter of 2008 is the six months ended June 29, 2008 and the year to date second quarter 2007 is the combined Predecessor and Successor period of January 1, 2007 through July 1, 2007. The combined results of the Successor and Predecessor for the six months ended July 1, 2007 do not comply with generally accepted accounting principles; however, we believe this provides useful information to discuss the relative performance of the business in all periods presented in the financial statements on an ongoing basis.

We believe we are the world’s leading Italian Quick Service Restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 1,064 units in 43 countries, with 509 company-owned units, 546 franchised units and 9 joint venture units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

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

Our Restaurant Expansion

The following table summarizes the number of company-owned, franchised, and joint venture restaurants in operation during each indicated period:

	3 months ended 6/29/08	3 months ended 7/1/07	6 months ended 6/29/08	6 months ended 7/01/07
	(Successor)	(Successor)	(Successor)	(Combined)
Company-owned Sbarro restaurants:
Open at beginning of period	504	484	506	485
Opened during period	4	8	8	10
Acquired from franchisees during period	1	10	1	11
Closed during period	—	(4)	(6)	(8)

Open at end of period	509	498	509	498

Franchised Sbarro restaurants:
Open at beginning of period	528	489	524	478
Opened during period	29	25	48	40
Transferred to Sbarro during period	(1)	(10)	(1)	(11)
Closed during period	(10)	(5)	(25)	(8)

Open at end of period	546	499	546	499

Joint venture Sbarro restaurants:
Open at beginning of period	8	—	7	—
Opened during period	1	1	2	1
Closed during period	—	—	—	—

Open at end of period	9	1	9	1

All restaurants:
Open at beginning of period	1,040	973	1,037	963
Opened during period	34	34	58	51
Closed during period	(10)	(9)	(31)	(16)

Open at end of period	1,064	998	1,064	998

Seasonality

Revenues are highest in our fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Our annual revenues and earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year’s Day.

Financial Information (Dollars in millions)

	Three months ended June 29, 2008	Three months ended July 1, 2007	Six months ended June 29, 2008	Six months ended July 1, 2007
	(Successor)	(Successor)	(Successor)	(Combined) (2)
Comparable sales-percentage change vs. prior comparable period (1):
QSR-owned locations	-0.5%	3.0%	0.0%	2.9%
Franchise locations:
Domestic Franchise	-1.8%	4.6%	-0.9%	4.5%
International Franchise	21.8%	3.7%	22.6%	5.3%
Franchised sales (3)	$98.3	$80.0	$182.0	$156.5
Cost of food and paper products as a percentage of restaurant sales	23.9%	20.2%	22.9%	19.9%
Payroll and other benefits as a percentage of restaurant sales	30.1%	28.0%	29.0%	28.2%
Other operating expense as a percentage of restaurant sales	38.4%	37.5%	38.0%	36.9%
General and administrative costs as a percentage of revenues	8.2%	8.3%	8.4%	8.6%
EBITDA (4)	$3.9	$8.7	$11.1	$(13.3)

(1)	Comparable and annual percentage changes are based on locations that were open during the entire period within the periods presented.
(2)	The combined results of the Successor and Predecessor for the six months ended July 1, 2007 do not comply with generally accepted accounting principles; however, we believe this provides useful information to discuss the relative performance of the business in all periods presented in the financial statements on an ongoing basis.
(3)	While we do not record franchised sales as revenues, we believe they are important in understanding our financial performance because these sales are the basis on which the company calculates and records franchised royalties and are indicative of the financial health of the franchisee base.
(4)	EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles (“GAAP”) or as a measure of a company’s profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts of, and investors in, our Senior Notes in that EBITDA is one of the factors in the calculation of our compliance with the ratios in the Senior Credit Facilities. We also internally use EBITDA to determine whether to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities. Included in the calculation of EBITDA for Combined 2007 is $31.4 million related to a special event bonus.

The following table reconciles EBITDA to our net loss for each of the periods presented, which we believe is the most direct comparable GAAP financial measure to EBITDA (In thousands):

	Six months ended June 29, 2008	Six months ended July 1, 2007	January 31- July 1, 2007	January 1- January 30, 2007	3 months ended June 29, 2008	3 months ended July 1, 2007
	(Successor)	(Combined)(*)	(Successor)	(Predecessor)	(Successor)	(Successor)
EBITDA	$11,117	$(13,279)	$15,523	$(28,802)	$3,916	$8,704
Interest Expense	(15,045)	(15,933)	(13,363)	(2,570)	(7,309)	(8,059)
Interest Income	107	512	404	108	34	72
Income Tax Benefit (Expense)	4,823	1,938	1,982	(44)	2,994	1,542
Depreciation and Amortization	(8,734)	(8,810)	(7,538)	(1,272)	(4,616)	(4,622)

Net loss	$(7,732)	$(35,572)	$(2,992)	$(32,580)	$(4,981)	$(2,363)

(*)	The combined results of the Successor and Predecessor for the period in 2007 do not comply with generally accepted accounting principles; however, we believe that this provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis. Included in the calculation of EBITDA for combined 2007 is $31.4 million related to a special event bonus.

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments:

	Company- Owned Restaurants(1)	Franchised Restaurants	Totals
	(In thousands)
2nd Quarter 2008 (Successor)
Total revenue	$81,143	$4,239	$85,382

Operating income before unallocated costs	2,052	3,158	5,210

Unallocated costs and expenses (2)			5,932

Operating loss			$(722)

2nd Quarter 2007 (Successor)
Total revenue	$78,959	$3,642	$82,601

Operating income before unallocated costs	7,279	2,525	9,804

Unallocated costs and expenses (2)			5,722

Operating income			$4,082

YTD 2nd Quarter 2008 (Successor)
Total revenue	$160,896	$7,724	$168,620

Operating income before unallocated costs	9,035	5,340	14,375

Unallocated costs and expenses (2)			11,864

Operating income			$2,511

YTD 2nd Quarter 2007 (Combined) (4)
Total revenue	$155,968	$7,112	$163,080

Operating income before unallocated costs	16,290	4,625	20,915

Unallocated costs and expenses (2)			43,016

Operating loss (3)			$(22,101)

1/31/07 – 7/1/07 (Successor)
Total revenue	$132,051	$6,119	$138,170

Operating income before unallocated costs	13,130	4,031	17,161

Unallocated costs and expenses (2)			9,176

Operating income			$7,985

1/1/07 – 1/30/07 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating income before unallocated costs	3,160	594	3,754

Unallocated costs and expenses (2)			33,840

Operating loss (3)			$(30,086)

(1)	Total revenue includes restaurant sales in the Successor period and restaurant sales and real estate revenues in the Predecessor period.
(2)	Represents those general and administrative expenses that are not allocated to a segment.
(3)	2007 includes $31.4 million related to a special event bonus.
(4)	The combined results of the Successor and Predecessor for the periods in 2007 do not comply with generally accepted accounting principles; however, we believe these results provide useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

SBARRO, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	GAAP	GAAP		"Combined"	GAAP
	Six months ended June 29, 2008	For the period January 31 through July 1, 2007	For the period January 1 through January 30, 2007	Six months ended July 1, 2007 *	Three months ended June 29, 2008	Three months ended July 1, 2007
	SUCCESSOR	SUCCESSOR	PREDECESSOR		SUCCESSOR	SUCCESSOR
Revenues:
Restaurant sales	$160,896	$132,051	$23,594	$155,645	$81,143	$78,959
Franchise related income	7,724	6,119	993	7,112	4,239	3,642
Real estate	—	—	323	323	—	—

Total revenues	168,620	138,170	24,910	163,080	85,382	82,601
Costs and expenses:
Cost of food and paper products	36,768	26,613	4,308	30,921	19,386	15,916
Payroll and other employee benefits	46,728	37,091	6,762	43,853	24,415	22,118
Other operating costs	61,200	48,604	8,839	57,443	31,191	29,605
Other income, net	(1,901)	(1,131)	(497)	(1,628)	(682)	(706)
Depreciation and amortization	8,734	7,538	1,272	8,810	4,616	4,622
General and administrative	14,245	11,261	2,843	14,104	7,010	6,838
Special event bonuses	—	—	31,395	31,395	—	—
Asset impairment and restaurant closings/remodels	335	209	74	283	168	126

Total costs and expenses, net	166,109	130,185	54,996	185,181	86,104	78,519

Operating income (loss)	2,511	7,985	(30,086)	(22,101)	(722)	4,082

Other (expense) income:
Interest expense	(15,045)	(13,363)	(2,570)	(15,933)	(7,309)	(8,059)
Interest income	107	404	108	512	34	72
Equity in net income (loss) of unconsolidated affiliates	(128)	—	12	12	22	0

Net other expense	(15,066)	(12,959)	(2,450)	(15,409)	(7,253)	(7,987)

Loss before income taxes	(12,555)	(4,974)	(32,536)	(37,510)	(7,975)	(3,905)

Income tax (benefit) expense	(4,823)	(1,982)	44	(1,938)	(2,994)	(1,542)

Net loss	$(7,732)	$(2,992)	$(32,580)	$(35,572)	$(4,981)	$(2,363)

*	The combined results of the successor and predecessor for the periods in 2007 do not comply with generally accepted accounting principles; however, we believe these results provide useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

Second Quarter 2008 versus Second Quarter 2007

Restaurant sales increased by 2.7% to $81.1 million for the three months ended June 29, 2008 compared to $79.0 million for the three months ended July 1, 2007. The increase in sales is due to sales generated by new stores opened in 2007 and 2008 of $2.4 million offset by a slight decrease in comparable unit sales of .5% in our QSR restaurants.

Franchise related income increased to $4.2 million for the second quarter of 2008 from $3.6 million for the second quarter of 2007 due to new stores opened in 2007 and 2008 and royalties on increased international comparable unit sales, partially offset by stores closed.

Cost of food and paper products as a percentage of restaurant sales increased to 23.9% for the second quarter of 2008 compared to 20.2% for the second quarter of 2007. The cost of cheese in the second quarter of 2008 averaged $2.12 per pound compared to an average of $1.75 per pound in the second quarter of 2007. This $.37 per pound increase in cheese costs accounted for $.7 million or .8% of the total percentage of restaurant sales increase. The cost of flour in the second quarter 2008 averaged $.59 compared to $.19 in the second quarter 2007. The $.40 per pound increase accounted for $1.3 million or 1.7% of the total percentage of restaurant sales increase. The remaining increase as a percentage of restaurant sales relates to fuel surcharges and cost increases on other products including pasta, oil, sausage and pepperoni.

Payroll and other employee benefits as a percentage of restaurant sales increased to 30.1% in the second quarter of 2008 from 28.0% in the second quarter of 2007. The increase is primarily related to higher wages, including minimum wage increases and increased staffing levels at some stores, while sales remained relatively flat.

Other operating costs as a percentage of restaurant sales increased to 38.4% in the second quarter 2008 as compared to 37.5% in the second quarter of 2007. The increase is primarily due to annual increases in occupancy related charges while sales remained relatively flat.

Other income, net was $.7 million for each of the second quarter of 2008 and 2007, respectively.

Depreciation and amortization remained flat at $4.6 million for the second quarter of 2008 and 2007, respectively.

General and administrative expenses were relatively flat at $7.0 million in the second quarter 2008 as compared to $6.8 million in the second quarter of 2007.

Interest expense of $7.3 million for the second quarter of 2008 and $8.1 million for the second quarter of 2007 relates primarily to the Senior Notes and the Term Loan under our Senior Credit Facility. The decrease in interest expense is due to a decrease in the interest rate on the Term Loan. Included in interest expense in the second quarter 2008 and the second quarter of 2007 was the amortization of deferred financing costs for the Senior Notes and Term Loan of $.3 million and $.4 million, respectively.

Equity in net income of unconsolidated affiliates relates to our joint venture in Beirut.

In our Successor period after January 31, 2007, we are taxed as a C Corporation. The income tax benefit was $3.0 million for the second quarter of 2008 and our effective tax rate was 37.5%. The income tax benefit was $1.5 million for the second quarter of 2007 and our effective tax rate was 39%.

Net loss was $5.0 million for the second quarter of 2008 as compared to a net loss of $2.4 million in the second quarter of 2007. The increase in net loss is due to the items discussed above, primarily increased costs while comparable sales remained relatively flat.

Year to Date 2008 Versus 2007

Restaurant sales increased by 3.4% to $160.9 million for the six months ended June 29, 2008 compared to $155.6 million for the combined six months ended July 1, 2007. The increase in sales is due to sales generated by new stores opened in 2007 and 2008 of $5.2 million slightly offset by stores closed, while comparable unit sales remained flat.

Franchise related income increased to $7.7 million for the first half of 2008 compared to $7.1 million in the combined first half of 2007 due to royalties on increased international comparable unit sales, partially offset by stores closed.

Cost of food and paper products as a percentage of restaurant sales increased to 22.9% for first half of 2008 compared to 19.9% for the combined first half of 2007. The cost of cheese in the first half of 2008 averaged approximately $2.14 per pound compared to an average of approximately $1.64 per pound in the combined first half of 2007. This $.50 per pound increase in cheese costs accounted for $1.8 million or 1.5% of the total percentage of restaurant sales increase. The cost of flour in the first half of 2008 averaged $.42 compared to $.21 in the combined first half of 2007. The $.21 per pound increase accounted for $1.4 million or ..9% of the total percentage of restaurant sales increases. The remaining increase as a percentage of restaurant sales relates to fuel surcharges and cost increases on other products including pasta, oil, sausage and pepperoni.

Payroll and other employee benefits as a percentage of restaurant sales increased to 29.0% in the first half of 2008 from 28.2% in the combined first half of 2007. The increase is primarily related to higher wages, including minimum wage increases and increased staffing levels at some stores, while sales remained relatively flat.

Other operating costs as a percentage of restaurant sales increased to 38.0% in the first half of 2008 as compared to 36.9% in the combined first half of 2007. The increase is primarily due to annual increases in occupancy related charges while sales remained relatively flat.

Other income, net was $1.9 million for the first half of 2008 compared to $1.6 million in the combined first half of 2007.

Depreciation and amortization remained relatively flat at $8.7 million in first half of 2008 compared to $8.8 million for the combined first half of 2007.

General and administrative expenses remained relatively flat at $14.2 million in the first half 2008 as compared to $14.1 million in the combined first half of 2007.

In our Predecessor period in 2007, in connection with the Merger, special event bonuses paid were $31.4 million.

Interest expense of $15.0 million for the first half of 2008 and $15.9 million for the combined first half of 2007 relates primarily to the Senior Notes and the Term Loan under our Senior Credit Facility. The decrease in interest expense is due to a decrease in the interest rate on the Term Loan. Included in interest expense in the first half 2008 and 2007 was the amortization of deferred financing costs for the Senior Notes and Term Loan of $.6 million in each period. In our Predecessor period in 2007, interest expense related to the 11%, $255 million senior notes and the 8.4%, $16 million mortgage loan on our corporate headquarters. In connection with the Merger, the 11% Notes were redeemed and the mortgage loan and interests in our corporate headquarters were transferred to a company owned by certain of our former shareholders.

Equity in net loss of unconsolidated affiliates relates to our joint venture in Beirut.

In our Successor period after January 31, 2007, we are taxed as a C Corporation. The income tax benefit was $4.8 million for the first half of 2008 and our effective tax rate was 38.4%. The income tax benefit was $2.0 million for the period January 31 through July 1, 2007 (Successor) and our effective tax rate was 39% for that period. Prior to January 31, 2007, we were taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions. Under the provisions of Subchapter S, substantially all taxes on our income were paid by our former shareholders rather than by the Company.

Net loss was $7.7 million for the first half of 2008 as compared to a $35.6 million net loss in the combined first half of 2007. Included in the combined first half of 2007 net loss was $31.4 attributable to special event bonus in connection with the Merger. After adjusting for the special event bonus, the increase in the net loss is due to the items discussed above, primarily an increase in costs while comparable sales remained relatively flat.

Liquidity and Capital Resources

Principal Cash Requirements and Sources

Our liquidity requirements relate to debt service, capital expenditures, working capital, investments in other ventures, and acquisitions. We estimate that our annual cash interest expense under the Senior Notes and Senior Credit Facilities that we put into place in connection with the Merger will be approximately $27 million. We also may incur additional interest expense for borrowings under our line of credit. The Senior Credit Facilities require us to prepay outstanding borrowings, subject to certain exceptions, with (a) 50% of our annual excess cash flow (subject to step-downs based upon our total leverage ratio); (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) if we do not commit to reinvest such proceeds in accordance with the terms of the Senior Credit Facilities within 365 days of the event giving rise thereto (or, to the extent we have entered into a commitment to reinvest such proceeds within such time period to the extent such amounts are actually reinvested, within six months of the expiration of such 365 days); and (c) 100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Senior Credit Facilities. We are not required to make principal payments, absent the occurrence of certain events, on our Senior Notes until they mature in 2015. In the first half of 2008, we purchased two QSR locations for approximately

$.6 million, invested approximately $.6 million in joint ventures and we repaid $.9 million in principal per the terms of our Term Loan. We believe that aggregate capital expenditures for all of 2008 will approximate $18 million which we expect will be funded with operating cash.

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

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital as at the end of the first half of 2008 and 2007 and the sources and uses of our cash flows during the first half of each of those years (in millions):

	June 29, 2008	December 30, 2007
Liquidity at the end of period
Cash and cash equivalents	$13.3	$28.9
Working capital	(17.6)	(4.9)

	Six Months Ended June 29, 2008	Period Jan. 31 - July 1, 2007	Period Jan. 1 - Jan. 30, 2007
	(Successor)	(Successor)	(Predecessor)
Net cash flows
(Used in) provided by operating activities	$(4.3)	$14.9	$(5.3)
Used in investing activities	(10.3)	(199.0)	(1.7)
(Used in) provided by financing activities	(.9)	198.5	(70.6)

Net (decrease) increase in cash	$(15.5)	$14.4	$(77.6)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations. Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance such items. As a result, we like many other restaurant businesses, may operate with negative working capital. The decline in working capital resulted primarily from lower earnings from operations in the first half of 2008, as well as a decline in cash resulting from interest payments, debt repayments and capital expenditures. Cash flow from current operations and our line of credit supports our working capital needs.

Net cash used in operating activities was $4.3 million during the six months ended June 29, 2008 and primarily related to the net loss in the first half of 2008. Net cash provided by operating activities was $14.9 million in the Successor period January 31 through July 1, 2007 and $5.3 million used in the Predecessor period January 1 through January 30, 2007.

Net cash used in investing activities of $10.3 million for the six months ended June 29, 2008 was mostly related to capital expenditures utilized primarily for restaurant openings and renovation activity. Net cash used in investing activities was $199.0 million for the Successor period January 31 through July 1, 2007 the majority of which was $188 million net cash paid for the Merger and $6.3 million for capital expenditures. Net cash used in investing activities was $1.7 million for the Predecessor period January 1 through January 30, 2007.

The cash used in financing activities was $.9 million for the six months ended June 29, 2008 which was for principal payments on our Term Loan. The net cash provided by financing activities for the Successor period January 31 through July 1, 2007 was $198.5 million and represents proceeds from injected capital, the proceeds from the new debt, debt issue costs and the paydown of the old debt. Net cash used in financing activities for the Predecessor period of January 1 through January 30, 2007 of $70.6 million represents dividends to our former shareholders net of repayments of officer loans.

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

During the six months ended June 29, 2008, there were no changes in the accounting policies whose application may have the most significant effect on our reported results of financial position and that require judgments, estimates, and assumptions by management that can affect their application and our results of operations and financial position from those discussed under the heading “Critical Accounting Policies and Judgments” in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 30, 2007.

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

Recent Accounting Pronouncements

During the six months ended June 29, 2008, there were no recent accounting pronouncements that had a material effect on our consolidated financial statements. Refer to Note 2 – Recent Accounting Pronouncements to our unaudited consolidated financial statements for further discussion.

Certain Relationships and Related Transactions

As of June 29, 2008, our consolidated joint venture has a loan payable to a company related to a shareholder of the joint venture for $500 thousand.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain risks which exist as part of our ongoing business operation.

We have not purchased future, forward, option or other instruments to hedge against fluctuations in the prices of commodities. As a result, our future commodities purchases are subject to changes in the prices of such commodities. We have entered and sometimes will enter into short-term, fixed rate contracts for some products we purchase.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SBARRO, INC.

Registrant

Date: August 8, 2008	By:	/s/ Peter Beaudrault
Peter Beaudrault,
Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Anthony J. Puglisi
Anthony J. Puglisi
Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of Sbarro, Inc. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-142081)

*3.2	Amended and Restated Bylaws of Sbarro, Inc. (Exhibit 3.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.1	Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and the Bank of New York, as trustee. (Exhibit 4.1 to our Registration Statement on Form S-4, File No. 333-142081)

*4.2	Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers. (Exhibit 4.2 to our Registration Statement on Form S-4, File No. 333-142081)

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the document indicated.
**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.