Form 10-Q
period 2008-09-28
SBARRO INC
filed 2008-11-10
CIK 766004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 28, 2008	Commission file number 333-142081

SBARRO, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2501939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Broad Hollow Road, Melville, New York	11747-4714
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock of the registrant outstanding as of November 10, 2008 was 100.

SBARRO, INC.

FORM 10-Q INDEX

		PAGES
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Balance Sheets (unaudited)—September 28, 2008 (Successor) and December 30, 2007 (Successor)	3-4

Statements of Operations (unaudited)—Nine months ended September 28, 2008 (Successor), the period January  31 through September 30, 2007 (Successor) and the period January 1 through January 30, 2007 (Predecessor) and the three months ended September 28, 2008 (Successor) and the three months ended September 30, 2007 (Successor)

		5-6

	Statement of Shareholders’ Equity (unaudited)—Nine months ended September 28, 2008 (Successor) and the period January 31 through December 30, 2007 (Successor)	7

Statements of Cash Flows (unaudited)—Nine months ended September 28, 2008 (Successor), the period January  31 through September 30, 2007 (Successor) and the period January 1 through January 30, 2007 (Predecessor)

		8-9

	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4T.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

Part I – Financial Information

Item 1. Consolidated Financial Statements

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

(In thousands)

	September 28, 2008	December 30, 2007
Current assets:
Cash and cash equivalents	$13,445	$28,867
Receivables, net of allowance for doubtful accounts of $80 at September 28, 2008 :
Franchise	3,292	2,938
Other	3,630	4,552

	6,922	7,490
Inventories	2,855	3,056
Prepaid expenses	4,349	3,480
Deferred tax asset	4,315	2,331

Total current assets	31,886	45,224

Property and equipment, net	68,067	65,343

Intangible assets:
Goodwill	211,787	211,236
Trademarks	248,000	248,000
Other intangible assets	30,903	31,996
Deferred financing costs, net	9,227	10,069
Deferred tax asset	27,839	23,850
Other assets	907	1,053

Total assets	$628,616	$636,771

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES & SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands except shareholders)

(CONTINUED)

	September 28, 2008	December 30, 2007
Current liabilities:
Accounts payable	$14,070	$8,586
Accrued expenses	23,804	22,584
Accrued interest payable	3,493	7,745
Due to former shareholders	2,340	6,200
Taxes payable on behalf of former shareholders	—	2,072
Insurance premium financing	1,894	1,101
Current portion of debt	1,830	1,830

Total current liabilities	47,431	50,118
Deferred rent	4,484	3,587
Deferred tax liability	107,249	107,130
Due to former shareholders and other liabilities	13,999	10,052
Long-term debt	328,883	330,255

Commitments and contingencies

Shareholders’ equity:
Common stock
Authorized 1,000 shares; $.01 par value issued and outstanding 100 shares at September 28, 2008 and December 30, 2007	—	—
Additional paid-in capital	133,000	133,000
Currency translation adjustments	152	—
Advances to MidOcean SBR Holdings	(305)	—
(Accumulated deficit) retained earnings	(6,277)	2,629

Total shareholders’ equity	126,570	135,629

Total liabilities and shareholders’ equity	$628,616	$636,771

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	For the nine months ended September 28, 2008	For the period January 31 through September 30, 2007	For the period January 1 through January 30, 2007
	SUCCESSOR	SUCCESSOR	PREDECESSOR
Revenues:
Restaurant sales	$248,379	$219,098	$23,594
Franchise related income	12,108	10,067	993
Real estate	—	—	323

Total revenues	260,487	229,165	24,910
Costs and expenses:
Cost of food and paper products	56,983	44,621	4,308
Payroll and other employee benefits	70,860	60,092	6,762
Other operating costs	92,723	79,201	8,839
Other income, net	(2,785)	(1,924)	(497)
Depreciation and amortization	12,720	12,289	1,272
General and administrative	20,975	18,406	2,843
Special event bonuses	—	—	31,395
Asset impairment, restaurant closings/remodels	1,184	334	74

Total costs and expenses, net	252,660	213,019	54,996

Operating income (loss)	7,827	16,146	(30,086)

Other (expense) income:
Interest expense	(21,617)	(21,036)	(2,570)
Interest income	132	461	108
Equity in net (loss) income of unconsolidated affiliates	(185)	—	12

Net other expense	(21,670)	(20,575)	(2,450)

Loss before income taxes	(13,843)	(4,429)	(32,536)

Income tax (benefit) expense	(4,937)	(1,940)	44

Net loss	$(8,906)	$(2,489)	$(32,580)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	For the quarter ended September 28, 2008	For the quarter ended September 30, 2007
	SUCCESSOR	SUCCESSOR
Revenues:
Restaurant sales	$87,483	$87,047
Franchise related income	4,384	3,948

Total revenues	91,867	90,995
Costs and expenses:
Cost of food and paper products	20,215	18,008
Payroll and other employee benefits	24,132	23,001
Other operating costs	31,523	30,597
Other income, net	(884)	(793)
Depreciation and amortization	3,986	4,751
General and administrative	6,730	7,145
Asset impairment, restaurant closings/remodels	849	125

Total costs and expenses, net	86,551	82,834

Operating income	5,316	8,161

Other (expense) income:
Interest expense	(6,572)	(7,673)
Interest income	25	57
Equity in net loss of unconsolidated affiliates	(57)	—

Net other expense	(6,604)	(7,616)

(Loss) income before income taxes	(1,288)	545

Income tax (benefit) expense	(114)	42

Net (loss) income	$(1,174)	$503

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional paid-in capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Number of Shares	Amount
Balance at January 31, 2007	100	—	$133,000	$—	$—	$133,000
Net Income	—	—	—	2,629	—	2,629

Balance at December 30, 2007	100	—	133,000	2,629	—	135,629

Components of comprehensive income:
Net loss			—	(8,906)	—	(8,906)
Currency translation adjustments			—	—	152	152

Comprehensive income						(8,754)
Advance to MidOcean SBR Holdings			(305)	—	—	(305)

Balance at September 28, 2008	100	—	$132,695	$(6,277)	$152	$126,570

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the nine months ended September 28, 2008	For the period January 31 through September 30, 2007	For the period January 1 through January 30, 2007
	SUCCESSOR	SUCCESSOR	PREDECESSOR
Operating Activities:
Net loss	$(8,906)	$(2,489)	$(32,580)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,720	12,289	1,272
Amortization of deferred financing costs	841	671	112
Increase (decrease) in deferred rent, net of tenant allowance	1,218	1,058	(117)
Asset impairment and restaurant closings/remodels	1,184	334	74
Deferred tax benefit	(5,854)	(2,689)	—
Equity in net loss (income) of unconsolidated affiliates	185	—	(12)
Changes in operating assets and liabilities, net of effects of merger:
Decrease in receivables	158	1,546	394
Decrease in inventories	333	90	319
Decrease (increase) in prepaid expenses	191	1,232	(1,434)
(Increase) decrease in other assets	(111)	(720)	871
Increase in accounts payable, accrued expenses & other liabilities	3,305	4,204	23,474
(Decrease) increase in accrued interest payable	(4,252)	3,890	2,337

Net cash provided by (used in) operating activities	1,012	19,416	(5,290)

(Continued)

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(CONTINUED)

	For the nine months ended September 28, 2008	For the period January 31 through September 30, 2007	For the period January 1 through January 30, 2007
	SUCCESSOR	SUCCESSOR	PREDECESSOR
Investing Activities:
Purchases of property and equipment	(13,371)	(10,816)	(1,691)
Purchases of franchises and other locations	(1,261)	(4,790)	—
Investment in joint ventures	(124)	(380)	—
Cash paid for merger, net of cash acquired	—	(188,000)	—

Net cash used in investing activities	(14,756)	(203,986)	(1,691)

Financing Activities:
Proceeds from shareholders for issuance of common stock	—	133,000	—
Proceeds from secured term loan	—	183,000	—
Proceeds from senior notes	—	150,000	—
Paydown of Predecessor’s notes	—	(267,000)	—
Repayment of secured term loan	(1,373)	(915)	—
Advances to MidOcean SBR Holdings	(305)	—	—
Mortgage principal repayments	—	—	(17)
Dividends to sellers	—	—	(76,159)
Repayment of loans by officers	—	—	5,530

Net cash (used in) provided by financing activities	(1,678)	198,085	(70,646)

(Decrease) increase in cash and cash equivalents	(15,422)	13,515	(77,627)
Cash and cash equivalents at beginning of period	28,867	—	88,627

Cash and cash equivalents at end of period	$13,445	$13,515	$11,000

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

As a result of the Merger, we are required to present our results for the first nine months of 2007 as two separate periods. Our Predecessor financial period refers to the period from January 1 through January 30, 2007 prior to consummation of the Merger. Our Successor financial period refers to the period beginning January 31 through September 30, 2007 following consummation of the Merger.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at September 28, 2008 (Successor) and our consolidated results of operations for the three months ended September 28, 2008 (Successor) and the three months ended September 30, 2007 (Successor) and our consolidated results of operations and cash flows for the nine months ended September 28, 2008 (Successor) and the period January 31, 2007 through September 30, 2007 (Successor) and the period January 1, 2007 through January 30, 2007 (Predecessor) have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to our annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 30, 2007.

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

FSP 142-3

In April 2008, the FASB issued FASB Staff Position No. FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for the Company in the first quarter of 2009 and will be applied prospectively to future business combinations.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

3. Long Term Debt:

Indenture:

In connection with the Merger, we issued $150.0 million of senior notes at 10.375% due 2015 (“Senior Notes”). The interest is payable on February 1 and August 1 of each year.

The Senior Notes are senior unsecured obligations of ours and are guaranteed by all of our current and future domestic subsidiaries and rank equally in right of payment with all existing and future senior indebtedness of ours. The Senior Notes are effectively subordinated to all secured indebtedness of ours to the extent of the collateral securing such indebtedness, including the Senior Credit Facilities (as defined below). In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have prior claim to those of our assets that constitute their collateral. The Senior Notes are structurally subordinated to all existing and future indebtedness, claims of holders of preferred stock and other liabilities of our subsidiaries that do not guarantee the Senior Notes. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims in full from the assets of those subsidiaries before any assets are made available for distribution to us. The Senior Notes are senior in right of payment to any future subordinated obligations of ours.

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

There were $4.0 million letters of credit outstanding as of September 28, 2008. The letters of credit have been issued instead of cash security deposits under our operating leases or to guarantee construction costs of our locations, and for run-out claims under our medical plan. On October 17, 2008, we borrowed $8 million under our senior secured revolving facility. The remaining borrowing availability is $13 million.

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

Long-Term Debt matures as follows (In millions):

Year ending 2008	$.4
2009	1.8
2010	1.8
2011	1.8
2012	1.8
2013 and thereafter	$323.1

4. Income Taxes:

Effective January 31, 2007, the Company has been organized as a C Corporation. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have not provided a valuation allowance for the deferred income tax asset since we believe it is more likely than not that the Company’s earnings will be sufficient to ensure the realization of the deferred income tax asset for federal and state purposes.

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

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments:

	Company- Owned Restaurants(1)	Franchised Restaurants	Totals
	(In thousands)
3rd Quarter 2008 (Successor)
Total revenue	$87,483	$4,384	$91,867

Operating income before unallocated costs	7,664	3,389	11,053

Unallocated costs and expenses (2)			5,737

Operating income			$5,316

3rd Quarter 2007 (Successor)
Total revenue	$87,047	$3,948	$90,995

Operating income before unallocated costs	11,330	2,718	14,048

Unallocated costs and expenses (2)			5,887

Operating income			$8,161

YTD 3rd Quarter 2008 (Successor)
Total revenue	$248,379	$12,108	$260,487

Operating income before unallocated costs	16,700	8,729	25,429

Unallocated costs and expenses (2)			17,602

Operating income			$7,827

YTD 3rd Quarter 2007 (Combined) (4)
Total revenue	$243,015	$11,060	$254,075

Operating income before unallocated costs	(3,776)	7,343	3,567

Unallocated costs and expenses (2)			17,507

Operating loss (3)			$(13,940)

1/31/07 – 9/30/07 (Successor)
Total revenue	$219,098	$10,067	$229,165

Operating income before unallocated costs	24,459	6,749	31,208

Unallocated costs and expenses (2)			15,062

Operating income			$16,146

1/1/07 – 1/30/07 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating income before unallocated costs	(28,235)	594	(27,641)

Unallocated costs and expenses (2)			2,445

Operating loss (3)			$(30,086)

(1)	Total revenue includes restaurant sales in the Successor period and restaurant sales and real estate revenues in the Predecessor period.
(2)	Represents those general and administrative expenses that are not allocated to a segment.
(3)	2007 includes $31.4 million related to a special event bonus.
(4)	The combined results of the Successor and Predecessor for the periods in 2007 do not comply with generally accepted accounting principles; however, we believe these results provide useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

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

The following condensed consolidating financial information presents:

(1)

Condensed unaudited consolidating balance sheets as of September 28, 2008 and December 30, 2007 and unaudited statements of operations for the three months ended September 28, 2008 and the three months ended September 30, 2007 and our unaudited statement of operations and cash flows for the nine months ended September 28, 2008 and the period January 31 through September 30, 2007: (a) Sbarro, (“the Parent”), (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group, and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate the Parent with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the Parent on the cost method.

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet—Successor

As of September 28, 2008

ASSETS

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:

Cash and cash equivalents	$11,219	$1,659	$567	$—	$13,445
Receivables
Franchise	3,292	—	—	—	3,292
Other	2,545	939	405	(259)	3,630

	5,837	939	405	(259)	6,922
Inventories	1,146	1,579	130	—	2,855
Prepaid expenses	3,695	394	260	—	4,349
Deferred tax asset	4,315	—	—	—	4,315

Total current assets	26,212	4,571	1,362	(259)	31,886

Intercompany receivables	(25,975)	27,338	(1,637)	274	—

Investment in subsidiaries	66,329	—	274	(66,603)	—

Property and equipment, net	24,521	42,738	1,038	(230)	68,067
Goodwill	211,787	—	—	—	211,787
Trademarks	248,000	—	—	—	248,000
Other intangible assets	30,903	—	—	—	30,903
Deferred financing costs, net	9,227	—	—	—	9,227
Deferred tax asset	27,723	—	116	—	27,839
Other assets	912	180	—	(185)	907

Total assets	$619,639	$74,827	$1,153	$(67,003)	$628,616

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet—Successor

As of September 28, 2008

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$13,690	$242	$138	$—	$14,070
Accrued expenses	20,891	1,892	1,695	(674)	23,804
Accrued interest payable	3,493	—	—	—	3,493
Due to former shareholders	2,340	—	—	—	2,340
Insurance premium financing	1,894	—	—	—	1,894
Current portion of debt	1,830	—	—	—	1,830

Total current liabilities	44,138	2,134	1,833	(674)	47,431

Deferred rent	538	3,946	—	—	4,484
Deferred tax liability	107,249	—	—	—	107,249
Due to former shareholders and other liabilities	12,261	1,738	—	—	13,999
Long-term debt	328,883	—	—	—	328,883

Shareholders’ equity:
Common stock, $.01 par value, 1000 shares authorized, 100 issued and outstanding	—	—	—	—	—
Additional paid-in capital	133,000	68,302	—	(68,302)	133,000
Currency translation adjustments	152	—	28	(28)	152
Advances to MidOcean SBR Holding	(305)	—	—	—	(305)
(Accumulated deficit) retained earnings	(6,277)	(1,293)	(708)	2,001	(6,277)

Total shareholders’ equity	126,570	67,009	(680)	(66,329)	126,570

Total liabilities and shareholders’ equity	$619,639	$74,827	$1,153	$(67,003)	$628,616

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

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet—Successor

As of December 30, 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$8,345	$191	$50	$—	$8,586
Accrued expenses	21,157	1,466	(39)	—	22,584
Accrued interest payable	7,745	—	—	—	7,745
Due to former shareholders	6,200	—	—	—	6,200
Taxes payable on behalf of former shareholders	2,072	—	—	—	2,072
Insurance premium financing	1,101	—	—	—	1,101
Current portion of debt	1,830	—	—	—	1,830

Total current liabilities	48,450	1,657	11	—	50,118

Deferred rent	919	2,668	—	—	3,587
Deferred tax liability	107,130	—	—	—	107,130
Due to former shareholders and other liabilities	8,101	1,951	—	—	10,052
Long-term debt	330,255	—	—	—	330,255

Shareholders’ equity:
Common stock, $.01 par value, 1000 shares authorized, 100 issued and outstanding	—	—	—	—	—
Additional paid-in capital	133,000	68,302	—	(68,302)	133,000
Retained earnings (accumulated deficit)	2,629	3,502	(216)	(3,286)	2,629

Total shareholders’ equity	135,629	71,804	(216)	(71,588)	135,629

Total liabilities and shareholders’ equity	$630,484	$78,080	$(205)	$(71,588)	$636,771

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations—Successor

For the nine months ended September 28, 2008

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$107,306	$139,456	$1,617	$—	$248,379
Franchise related income	12,108	—	—	—	12,108
Intercompany charges	15,495	(15,376)	(119)	—	—

Total revenues	134,909	124,080	1,498	—	260,487

Costs and expenses:
Cost of food and paper products	26,708	29,732	543	—	56,983
Payroll and other employee benefits	29,012	41,302	546	—	70,860
Other operating costs	39,477	52,468	778	—	92,723
Other income, net	(620)	(2,119)	(46)	—	(2,785)
Depreciation and amortization	6,339	6,311	70	—	12,720
General and administrative	20,975	—	—	—	20,975
Asset impairment, restaurant closings	—	1,184	—	—	1,184

Total costs and expenses, net	121,891	128,878	1,891	—	252,660

Operating income (loss)	13,018	(4,798)	(393)	—	7,827

Other (expense) income:
Interest expense	(21,581)	(1)	(35)	—	(21,617)
Interest income	130	2	—	—	132
Equity in net loss of unconsolidated affiliates	—	—	(185)	—	(185)

Net other (expense) income	(21,451)	1	(220)	—	(21,670)

Equity in loss of subsidiaries	(5,288)	—	—	5,288	—

(Loss) income before income taxes	(13,721)	(4,797)	(613)	5,288	(13,843)
Income tax benefit	(4,815)	—	(122)	—	(4,937)

Net (loss) income	$(8,906)	$(4,797)	$(491)	$5,288	$(8,906)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations—Successor

For the period January 31—September 30, 2007

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$96,799	$121,355	$944	$—	$219,098
Franchise related income	10,067	—	—	—	10,067
Intercompany charges	16,324	(16,210)	(114)	—	—

Total revenues	123,190	105,145	830	—	229,165

Costs and expenses:
Cost of food and paper products	21,542	22,843	236	—	44,621
Payroll and other employee benefits	25,226	34,627	239	—	60,092
Other operating costs	34,507	44,366	328	—	79,201
Other income, net	(138)	(1,771)	(15)	—	(1,924)
Depreciation and amortization	6,386	5,905	(2)	—	12,289
General and administrative	18,079	47	280	—	18,406
Asset impairment, restaurant closings	—	334	—	—	334

Total costs and expenses, net	105,602	106,351	1,066	—	213,019

Operating income (loss)	17,588	(1,206)	(236)	—	16,146

Other (expense) income:
Interest expense	(21,036)	—	—	—	(21,036)
Interest income	446	15	—	—	461

Net other (expense) income	(20,590)	15	—	—	(20,575)

Equity in loss of subsidiaries	(1,427)	—	—	1,427	—

(Loss) income before income taxes	(4,429)	(1,191)	(236)	1,427	(4,429)
Income tax benefit	(1,940)	—	—	—	(1,940)

Net (loss) income	$(2,489)	$(1,191)	$(236)	$1,427	$(2,489)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations—Successor

For the three months ended September 28, 2008

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$38,413	$48,537	$533	$—	$87,483
Franchise related income	4,384	—	—	—	4,384
Intercompany charges	3,778	(3,747)	(31)	—	—

Total revenues	46,575	44,790	502	—	91,867

Costs and expenses:
Cost of food and paper products	9,433	10,614	168	—	20,215
Payroll and other employee benefits	9,905	14,066	161	—	24,132
Other operating costs	13,399	17,828	296	—	31,523
Other income, net	(57)	(825)	(2)	—	(884)
Depreciation and amortization	2,044	1,962	(20)	—	3,986
General and administrative	6,730	—	—	—	6,730
Asset impairment, restaurant closings	—	849	—	—	849

Total costs and expenses, net	41,454	44,494	603	—	86,551

Operating income (loss)	5,121	296	(101)	—	5,316

Other (expense) income:
Interest expense	(6,563)	—	(9)	—	(6,572)
Interest income	25	—	—	—	25
Equity in net loss of unconsolidated affiliates	—	—	(57)	—	(57)

Net other (expense) income	(6,538)	—	(66)	—	(6,604)

Equity in loss of subsidiaries	251	—	—	(251)	—

(Loss) income before income taxes	(1,166)	296	(167)	(251)	(1,288)
Income tax expense (benefit)	8	—	(122)	—	(114)

Net (loss) income	$(1,174)	$296	$(45)	$(251)	$(1,174)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations—Successor

For the three months ended September 30, 2007

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$38,449	$48,181	$417	$—	$87,047
Franchise related income	3,948	—	—	—	3,948
Intercompany charges	6,427	(6,377)	(50)	—	—

Total revenues	48,824	41,804	367	—	90,995

Costs and expenses:
Cost of food and paper products	8,661	9,253	94	—	18,008
Payroll and other employee benefits	9,612	13,289	100	—	23,001
Other operating costs	13,081	17,385	131	—	30,597
Other income, net	(100)	(694)	1	—	(793)
Depreciation and amortization	2,445	2,309	(3)	—	4,751
General and administrative	7,032	13	100	—	7,145
Asset impairment, restaurant closings	—	125	—	—	125

Total costs and expenses, net	40,731	41,680	423	—	82,834

Operating income (loss)	8,093	124	(56)	—	8,161

Other (expense) income:
Interest expense	(7,673)	—	—	—	(7,673)
Interest income	54	3	—	—	57

Net other (expense) income	(7,619)	3	—	—	(7,616)

Equity in income of subsidiaries	71	—	—	(71)	—

Income (loss) before income taxes	545	127	(56)	(71)	545
Income tax expense	42	—	—	—	42

Net income (loss)	$503	$127	$(56)	$(71)	$503

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows—Successor

For the nine months ended September 28, 2008

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(8,906)	$(4,797)	$(491)	$5,288	$(8,906)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,339	6,311	70	—	12,720
Amortization of deferred financing costs	841	—	—	—	841
Increase in deferred rent, net	1,112	106	—	—	1,218
Asset impairment, restaurant closings/remodels	—	1,184	—	—	1,184
Deferred tax benefit	(5,854)	—	—	—	(5,854)
Equity in net loss of unconsolidated affiliates	—	—	185	—	185
Equity in loss of subsidiaries	5,288	—	—	(5,288)	—

Changes in operating assets and liabilities:
Decrease (increase) in receivables	588	27	(457)	—	158
Decrease in inventories	164	152	17	—	333
Decrease in prepaid expenses	168	16	7	—	191
Increase in other assets	(25)	(86)	—	—	(111)
Increase (decrease) in accounts payable and accrued expenses	3,518	(621)	1,082	(674)	3,305
Decrease in accrued interest payable	(4,252)	—	—	—	(4,252)

Net cash (used in) provided by operating activities	(1,019)	2,292	413	(674)	1,012

Investing Activities:
Purchases of property and equipment	(3,694)	(9,677)	—	—	(13,371)
Purchases of other locations	—	(1,261)	—	—	(1,261)
Investment in joint ventures	(124)	—	—	—	(124)

Net cash used in investing activities	(3,818)	(10,938)	—	—	(14,756)

Financing Activities:
Repayment of secured term loan	(1,373)	—	—	—	(1,373)
Advances to MidOcean SBR Holding	(305)	—	—	—	(305)
Intercompany balances	(7,959)	7,412	(127)	674	—

Net cash (used in) provided by financing activities	(9,637)	7,412	(127)	674	(1,678)

Decrease in cash and cash equivalents	(14,474)	(1,234)	286	—	(15,422)
Cash and cash equivalents at beginning of period	25,693	2,893	281	—	28,867

Cash and cash equivalents at end of period	$11,219	$1,659	$567	$—	$13,445

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows—Successor

For the period January 31—September 30, 2007

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(2,489)	$(1,191)	$(236)	$1,427	$(2,489)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,386	5,905	(2)	—	12,289
Amortization of deferred financing costs	671	—	—	—	671
(Decrease) increase in deferred rent, net	(421)	1,479	—	—	1,058
Asset impairment, restaurant closings/remodels	—	334	—	—	334
Deferred tax benefit	(2,689)	—	—	—	(2,689)
Equity in earnings of subsidiaries	1,427	—	—	(1,427)	—

Changes in operating assets and liabilities, net of effects of merger:
Decrease (increase) in receivables	1,279	312	(45)	—	1,546
Decrease (increase) in inventories	92	(7)	5	—	90
Decrease in prepaid expenses	924	308	—	—	1,232
Increase in other assets	(710)	(10)	—	—	(720)
Increase (decrease) in accounts payable and accrued expenses	9,340	(5,206)	70	—	4,204
Increase in accrued interest payable	3,890	—	—	—	3,890

Net cash provided by (used in) operating activities	17,700	1,924	(208)	—	19,416

Investing Activities:
Purchases of property and equipment	(6,150)	(4,640)	(26)	—	(10,816)
Purchases of franchise locations	—	(4,790)	—	—	(4,790)
Investment in joint ventures	(380)	—	—	—	(380)
Net cash paid for merger, net of cash acquired	(188,000)	—	—	—	(188,000)

Net cash used in investing activities	(194,530)	(9,430)	(26)	—	(203,986)

Financing Activities:
Proceeds from shareholders for issuance of common stock	133,000	—	—	—	133,000
Proceeds from secured term loan	183,000	—	—	—	183,000
Proceeds from senior notes	150,000	—	—	—	150,000
Paydown of Predecessor’s notes	(267,000)	—	—	—	(267,000)
Repayment of secured term loan	(915)	—	—	—	(915)
Intercompany balances	(9,866)	9,272	594	—	—

Net cash provided by financing activities	188,219	9,272	594	—	198,085

Increase in cash and cash equivalents	11,389	1,766	360	—	13,515

Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$11,389	$1,766	$360	$—	$13,515

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

Forward-Looking Statements

We make statements in this Quarterly Report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar words often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements. None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors. These risks, uncertainties and other factors include, but are not limited to:

•	general economic, inflation, national security, weather and business conditions;

•	decrease in mall traffic, and other events arising from the downturn in the economy, such as continued increases in energy and commodity costs that negatively affect consumer spending;

•	the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;

•	changes in consumer tastes;

•

changes in population and traffic patterns, including the effects that military action and terrorism or other events may have on the willingness of consumers to frequent malls, airports or downtown areas which are the predominant areas in which our restaurants are located;

•	our ability to continue to attract franchisees;

•	the success of our present, and any future, joint ventures and other expansion opportunities;

•	changes in commodity and commodity related prices (particularly cheese and flour), beverage and paper products;

•	our ability to pass along cost increases to our customers;

•	increases in the Federal minimum wage;

•	the continuity of services of members of our senior management team;

•	our ability to attract and retain competent restaurant and executive managerial personnel;

•	competition;

•	the level of, and our ability to comply with, government regulations;

•	our ability to generate sufficient cash flow to make interest payments and principal under our borrowing agreements;

•	our ability to comply with financial covenants and ratios and the effects the restrictions imposed by those financial covenants and ratios may have on our ability to operate our business; and

•	our ability to repurchase and/or repay amounts under our borrowing agreements to the extent required in the event of certain circumstances as defined in our borrowing agreements.

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

Executive Overview

For the purposes of management’s discussion and analysis, the year to date third quarter 2008 is the nine months ended September 28, 2008 and the year to date third quarter 2007 is the combined Predecessor and Successor period of January 1, 2007 through September 30, 2007. The combined results of the Successor and Predecessor for the nine months ended September 30, 2007 do not comply with generally accepted accounting principles; however, we believe this provides useful information to discuss the relative performance of the business in all periods presented in the financial statements on an ongoing basis.

We believe we are the world’s leading Italian Quick Service Restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 1,075 units in 43 countries, with 510 company-owned units, 551 franchised units and 14 joint venture units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

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

Primarily in connection with our acquisition by MidOcean on January 31, 2007, we allocated a significant portion of the purchase price to intangible assets; goodwill of $212 million, tradename assets of $248 million and other indefinite lived intangibles of $26 million. The carrying value of these assets is subject to annual impairment reviews based on our estimates of the future cash flows as of the last day of our fiscal year. Interim impairment tests are performed, if deemed necessary, due to significant events or changes in circumstances that could negatively impact the carrying values of these assets. We have determined that there have been no such triggering events as of September 28, 2008 that would require us to perform an interim impairment test. The estimated future cash flows used in such impairment tests could be negatively impacted due to adverse macroeconomic factors such as reduced mall traffic during the holiday shopping season, a decline in consumer spending, or adverse changes in other cash flow assumptions which could result in potential impairment of the carrying value of such assets. For a discussion of the risks associated with an impairment charge, see Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 30, 2007.

Our Restaurant Expansion

The following table summarizes the number of company-owned, franchised and joint venture restaurants in operation during each indicated period:

	3 months ended 9/28/08	3 months ended 9/30/07	9 months ended 9/28/08	9 months ended 9/30/07
	(Successor)	(Successor)	(Successor)	(Combined)
Company-owned Sbarro restaurants:
Open at beginning of period	509	498	506	485
Opened during period	3	3	11	13
Acquired from franchisees during period	1	—	2	11
Closed during period	(3)	(1)	(9)	(9)

Open at end of period	510	500	510	500

Franchised Sbarro restaurants:
Open at beginning of period	546	499	524	478
Opened during period	22	17	70	57
Transferred to Sbarro during period	(1)	—	(2)	(11)
Closed during period	(16)	(8)	(41)	(16)

Open at end of period	551	508	551	508

Joint venture Sbarro restaurants:
Open at beginning of period	9	1	7	—
Opened during period	5	2	7	3
Closed during period	—	—	—	—

Open at end of period	14	3	14	3

All restaurants:
Open at beginning of period	1,064	998	1,037	963
Opened during period	30	22	88	73
Closed during period	(19)	(9)	(50)	(25)

Open at end of period	1,075	1,011	1,075	1,011

Seasonality

Revenues are highest in our fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Our annual revenues, earnings and cash flow from operations can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year’s Day.

Financial Information (Dollars in millions)

	Three months ended September 28, 2008	Three months ended September 30, 2007	Nine months ended September 28, 2008	Nine months ended September 30, 2007
	(Successor)	(Successor)	(Successor)	(Combined) (2)
Comparable sales-percentage change vs. prior comparable period (1):
QSR-owned locations	-1.0%	3.2%	-0.4%	3.0%
Franchise locations:
Domestic Franchise	-2.0%	4.3%	-1.2%	4.5%
International Franchise	15.5%	6.6%	20.1%	5.8%
Franchised sales (3)	$104.9	$90.8	$287.3	$247.3
Cost of food and paper products as a percentage of restaurant sales	23.1%	20.7%	22.9%	20.2%
Payroll and other benefits as a percentage of restaurant sales	27.6%	26.4%	28.5%	27.5%
Other operating expense as a percentage of restaurant sales	36.0%	35.1%	37.3%	36.3%
General and administrative costs as a percentage of revenues	7.3%	7.9%	8.1%	8.4%
EBITDA (4)	$9.2	$12.9	$20.4	$(0.4)

(1)	Comparable and annual percentage changes are based on locations that were open during the entire period within the periods presented.
(2)	The combined results of the Successor and Predecessor for the nine months ended September 30, 2007 do not comply with generally accepted accounting principles; however, we believe this provides useful information to discuss the relative performance of the business in all periods presented in the financial statements on an ongoing basis.
(3)	While we do not record franchised sales as revenues, we believe they are important in understanding our financial performance because these sales are the basis on which we calculate and record franchised royalties and are indicative of the financial health of the franchisee base.
(4)	EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles (“GAAP”) or as a measure of a company’s profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts of, and investors in, our Senior Notes in that EBITDA is one of the factors in the calculation of our compliance with the ratios in the Senior Credit Facilities. We also internally use EBITDA to determine whether to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities. Included in the calculation of EBITDA for Combined 2007 is $31.4 million related to a special event bonus.

The following table reconciles EBITDA to our net loss for each of the periods presented, which we believe is the most direct comparable GAAP financial measure to EBITDA (In thousands):

	Nine months ended September 28, 2008	Nine months ended September 30, 2007	January 31- September 30, 2007	January 1- January 30, 2007	3 months ended September 28, 2008	3 months ended September 30, 2007
	(Successor)	(Combined)(*)	(Successor)	(Predecessor)	(Successor)	(Successor)
EBITDA	$20,362	$(367)	$28,435	$(28,802)	$9,245	$12,912
Interest Expense	(21,617)	(23,606)	(21,036)	(2,570)	(6,572)	(7,673)
Interest Income	132	569	461	108	25	57
Income Tax Benefit (Expense)	4,937	1,896	1,940	(44)	114	(42)
Depreciation and Amortization	(12,720)	(13,561)	(12,289)	(1,272)	(3,986)	(4,751)

Net (loss) income	$(8,906)	$(35,069)	$(2,489)	$(32,580)	$(1,174)	$503

(*)	The combined results of the Successor and Predecessor for the period in 2007 do not comply with generally accepted accounting principles; however, we believe that this provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis. Included in the calculation of EBITDA for combined 2007 is $31.4 million related to a special event bonus.

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our Company-Owned and franchised restaurant segments:

	Company- Owned Restaurants(1)	Franchised Restaurants	Totals
	(In thousands)
3rd Quarter 2008 (Successor)
Total revenue	$87,483	$4,384	$91,867

Operating income before unallocated costs	7,664	3,389	11,053

Unallocated costs and expenses (2)			5,737

Operating income			$5,316

3rd Quarter 2007 (Successor)
Total revenue	$87,047	$3,948	$90,995

Operating income before unallocated costs	11,330	2,718	14,048

Unallocated costs and expenses (2)			5,887

Operating income			$8,161

YTD 3rd Quarter 2008 (Successor)
Total revenue	$248,379	$12,108	$260,487

Operating income before unallocated costs	16,700	8,729	25,429

Unallocated costs and expenses (2)			17,602

Operating income			$7,827

YTD 3rd Quarter 2007 (Combined) (4)
Total revenue	$243,015	$11,060	$254,075

Operating income before unallocated costs	(3,776)	7,343	3,567

Unallocated costs and expenses (2)			17,507

Operating loss (3)			$(13,940)

1/31/07 – 9/30/07 (Successor)
Total revenue	$219,098	$10,067	$229,165

Operating income before unallocated costs	24,459	6,749	31,208

Unallocated costs and expenses (2)			15,062

Operating income			$16,146

1/1/07 – 1/30/07 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating income before unallocated costs	(28,235)	594	(27,641)

Unallocated costs and expenses (2)			2,445

Operating loss (3)			$(30,086)

(1)	Total revenue includes restaurant sales in the Successor period and restaurant sales and real estate revenues in the Predecessor period.
(2)	Represents those general and administrative expenses that are not allocated to a segment.
(3)	2007 includes $31.4 million related to a special event bonus.
(4)	The combined results of the Successor and Predecessor for the periods in 2007 do not comply with generally accepted accounting principles; however, we believe these results provide useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

SBARRO, INC. AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	GAAP	GAAP		“Combined”	GAAP
	Nine months ended September 28, 2008	For the period January 31 through September 30, 2007	For the period January 1 through January 30, 2007	Nine months ended September 30, 2007 *	Three months ended September 28, 2008	Three months ended September 30, 2007
	SUCCESSOR	SUCCESSOR	PREDECESSOR		SUCCESSOR	SUCCESSOR
Revenues:
Restaurant sales	$248,379	$219,098	$23,594	$242,692	$87,483	$87,047
Franchise related income	12,108	10,067	993	11,060	4,384	3,948
Real estate	—	—	323	323	—	—

Total revenues	260,487	229,165	24,910	254,075	91,867	90,995
Costs and expenses:
Cost of food and paper products	56,983	44,621	4,308	48,929	20,215	18,008
Payroll and other employee	70,860	60,092	6,762	66,854	24,132	23,001
Other operating costs	92,723	79,201	8,839	88,040	31,523	30,597
Other income, net	(2,785)	(1,924)	(497)	(2,421)	(884)	(793)
Depreciation and amortization	12,720	12,289	1,272	13,561	3,986	4,751
General and administrative	20,975	18,406	2,843	21,249	6,730	7,145
Special event bonuses	—	—	31,395	31,395	—	—
Asset impairment and restaurant closings/remodels	1,184	334	74	408	849	125

Total costs and expenses, net	252,660	213,019	54,996	268,015	86,551	82,834

Operating income (loss)	7,827	16,146	(30,086)	(13,940)	5,316	8,161

Other (expense) income:
Interest expense	(21,617)	(21,036)	(2,570)	(23,606)	(6,572)	(7,673)
Interest income	132	461	108	569	25	57
Equity in net (loss) income of unconsolidated affiliates	(185)	—	12	12	(57)	0

Net other expense	(21,670)	(20,575)	(2,450)	(23,025)	(6,604)	(7,616)

Income (loss) before income taxes	(13,843)	(4,429)	(32,536)	(36,965)	(1,288)	545

Income tax (benefit) expense	(4,937)	(1,940)	44	(1,896)	(114)	42

Net (loss) income	$(8,906)	$(2,489)	$(32,580)	$(35,069)	$(1,174)	$503

*	The combined results of the successor and predecessor for the periods in 2007 do not comply with generally accepted accounting principles; however, we believe these results provide useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis.

Third Quarter 2008 versus Third Quarter 2007

Restaurant sales increased by .6% to $87.5 million for the three months ended September 28, 2008 compared to $87.0 million for the three months ended September 30, 2007. The increase in sales is due to sales generated by new stores opened in 2007 and 2008 of $2.3 million offset by stores closed of $1.2 million and a decrease in comparable unit sales of 1% in our QSR restaurants.

Franchise related income increased to $4.4 million for the third quarter of 2008 from $3.9 million for the third quarter of 2007 due to royalties on new international stores opened in 2007 and 2008 of $.3 million and royalties on increased international comparable unit sales of $.2 million, and fees on international and domestic store openings of $.1 million partially offset by the loss of royalties on international stores closed of $.1 million. Royalties on new domestic franchise units were offset by royalties on closed domestic stores and the decline in comparable unit sales.

Cost of food and paper products as a percentage of restaurant sales increased to 23.1% for the third quarter of 2008 compared to 20.7% for the third quarter of 2007. The cost of cheese in the third quarter of 2008 averaged $2.26 per pound compared to an average of $2.16 per pound in the third quarter of 2007. This $.10 per pound increase in cheese costs accounted for $.2 million or .2% of the total percentage of restaurant sales increase. The cost of flour in the third quarter of 2008 averaged $.47 compared to $.20 in the third quarter of 2007. The $.27 per pound increase accounted for $1.0 million or 1.1% of the total percentage of restaurant sales increase. The remaining 1.1% increase as a percentage of restaurant sales relates to fuel surcharges and cost increases on other products including pasta, oil, sausage and pepperoni.

Payroll and other employee benefits as a percentage of restaurant sales increased to 27.6% in the third quarter of 2008 from 26.4% in the third quarter of 2007. The increase is primarily related to higher wages, including minimum wage increases, while comparative unit sales declined 1% from the prior year.

Other operating costs as a percentage of restaurant sales increased to 36.0% in the third quarter of 2008 as compared to 35.1% in the third quarter of 2007. The increase is primarily due to expected increases in occupancy related charges offset by reductions in operating costs in response to the decline in comparable unit sales of 1% from the prior year.

Depreciation and amortization was $4.0 million for the third quarter of 2008 as compared to $4.8 million in the third quarter of 2007. The $.8 million decrease is due to fully depreciated assets offset by depreciation on new stores opened.

General and administrative expenses decreased slightly to $6.7 million in the third quarter 2008 as compared to $7.1 million in the third quarter of 2007. The decrease is primarily due to severance charges in 2007 relating to management realignment and cost reductions implemented in 2008.

Interest expense of $6.6 million for the third quarter of 2008 and $7.7 million for the third quarter of 2007 relates primarily to the Senior Notes and the Term Loan under our Senior Credit Facility. The decrease in interest expense is due to a decrease in the interest rate on the Term Loan. Included in interest expense in the third quarter of 2008 and the third quarter of 2007 was the amortization of deferred financing costs for the Senior Notes and Term Loan of $.3 million and $.1 million, respectively.

Equity in net loss of unconsolidated affiliates relates to our joint venture in Beirut.

In our Successor period after January 31, 2007, we are taxed as a C Corporation. The income tax benefit was $.1 million for the third quarter of 2008 and income tax expense was $.1 million for the third quarter of 2007.

Net loss was $1.2 million for the third quarter of 2008 as compared to a net income of $.5 million in the third quarter of 2007. The increase in net loss is due to the items discussed above, primarily increased costs, as well as a decline in comparable sales of 1% offset by stores opened in 2007 and 2008.

Year to Date 2008 Versus 2007

Restaurant sales increased by 2.3% to $248.4 million for the nine months ended September 28, 2008 compared to $242.7 million for the combined nine months ended September 30, 2007. The increase in sales is due to sales generated by new stores opened in 2007 and 2008 of $9.5 million offset by stores closed of $3.6 million and a decrease in comparable unit sales of .4%.

Franchise related income increased to $12.1 million for the first nine months of 2008 compared to $11.1 million in the combined first nine months of 2007 due to royalties on increased international comparable unit sales of $.7 million and new international stores opened in 2007 and 2008 of $.9 million, partially offset by the loss of royalties on international and domestic stores closed of $.7 million. Royalties on new domestic franchise units were $.2 million offset by a decline in royalties on domestic comparable unit sales of $.1 million.

Cost of food and paper products as a percentage of restaurant sales increased to 22.9% for first nine months of 2008 compared to 20.2% for the combined first nine months of 2007. The cost of cheese in the first nine months of 2008 averaged approximately $2.18 per pound compared to an average of approximately $1.82 per pound in the combined nine months of 2007. This $.36 per pound increase in cheese costs accounted for $2.0 million or .8% of the total percentage of restaurant sales increase. The cost of flour in the first nine months of 2008 averaged $.43 compared to $.20 in the combined first nine months of 2007. The $.23 per pound increase accounted for $2.4 million or 1.0% of the total percentage of restaurant sales increases. The remaining .9% increase as a percentage of restaurant sales relates to fuel surcharges and cost increases on other products including pasta, oil, sausage and pepperoni.

Payroll and other employee benefits as a percentage of restaurant sales increased to 28.5% for the first nine months of 2008 compared to 27.5% in the combined first nine months of 2007. The increase is primarily related to higher wages, including minimum wage increases and increased staffing levels at some stores, while sales remained relatively flat.

Other operating costs as a percentage of restaurant sales increased to 37.3% in the first nine months of 2008 compared to 36.3% in the combined first nine months of 2007. The increase is primarily due to expected increases in occupancy related charges offset by reductions in operating costs in response to sales remaining relatively flat.

Other income, net was $2.8 million for the first nine months of 2008 compared to $2.4 million in the combined first nine months of 2007. The increase is primarily due to an increase in certain rebates we received based on our franchisees’ level of purchases.

Depreciation and amortization decreased to $12.7 million in first nine months of 2008 compared to $13.6 million for the combined first nine months of 2007. The $.9 million decrease is due to fully depreciated assets offset by depreciation on new stores opened.

General and administrative expenses remained relatively flat at $21.0 million in the first nine months 2008 as compared to $21.2 million in the combined first nine months of 2007.

In our Predecessor period in 2007, in connection with the Merger, special event bonuses paid were $31.4 million.

Interest expense of $21.6 million for the first nine months of 2008 and $23.6 million for the combined first nine months of 2007 relates primarily to the Senior Notes and the Term Loan under our Senior Credit Facility. The decrease in interest expense is due to a decrease in the interest rate on the Term Loan. Included in interest expense in the first nine months of 2008 and 2007 was the amortization of deferred financing costs for the Senior Notes and Term Loan of $.8 million and $.7 million, respectively. In our Predecessor period in 2007, interest expense related to the 11%, $255 million senior notes and the 8.4%, $16 million mortgage loan on our corporate headquarters. In connection with the Merger, the 11% Notes were redeemed and the mortgage loan and interests in our corporate headquarters were transferred to a company owned by certain of our former shareholders.

Equity in net loss of unconsolidated affiliates relates to our joint venture in Beirut.

In our Successor period after January 31, 2007, we are taxed as a C Corporation. The income tax benefit was $4.9 million for the first nine months of 2008 and our effective tax rate was 35.7%. The income tax benefit was $1.9 million for the period January 31 through September 30, 2007 (Successor) and our effective tax rate was 43.8% for that period. Prior to January 31, 2007, we were taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions. Under the provisions of Subchapter S, substantially all taxes on our income were paid by our former shareholders rather than by the Company.

Net loss was $8.9 million for the first nine months of 2008 as compared to a $35.1 million net loss in the combined first nine months of 2007. Included in the combined first nine months of 2007 net loss was $31.4 attributable to special event bonuses in connection with the Merger. After adjusting for the special event bonuses, the increase in the net loss is due to the items discussed above, primarily an increase in costs while comparable sales remained relatively flat.

Currency translation adjustment primarily relates to our company-owned store in Canada and our consolidated joint venture in India.

Liquidity and Capital Resources

Principal Cash Requirements and Sources

Our liquidity requirements relate to debt service, capital expenditures, working capital, investments in other ventures, and acquisitions. Our primary source of liquidity will continue to be cash flow from operations and borrowings available under our revolver. We expect these sources will fund our ongoing requirements for working capital and capital expenditures.

Cash flow generated during our fourth quarter is critical to achieving positive annual operating cash flow. Adverse macroeconomic factors, such as reduced mall traffic during the holiday shopping season and a decline in consumer spending among other factors, could negatively impact achieving our projected operating cash flow for the fourth quarter and year.

Our ability to borrow funds under our revolver is subject to our continued compliance with our debt covenant requirements during future quarters. Such covenants include minimum cash interest coverage ratio and a maximum net leverage ratio. As of September 28, 2008, we are in compliance with these covenants. Beginning in the fourth quarter ending December 28, 2008, certain covenants become more restrictive. Our results for the year are highly dependent upon the holiday shopping period between Thanksgiving and New Year’s Day. Current economic uncertainty surrounding our fourth quarter projections which, together with our year to date results, could impact our compliance with these more restrictive covenants and cause us not to be in compliance.

We estimate that our annual cash interest expense under the Senior Notes and Senior Credit Facilities that we put into place in connection with the Merger will be approximately $28 million. We also may incur additional interest expense for borrowings under our line of credit.

The Senior Credit Facilities require us to prepay outstanding borrowings, subject to certain exceptions, with (a) 50% of our annual excess cash flow (subject to step-downs based upon our total leverage ratio); (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) if we do not commit to reinvest such proceeds in accordance with the terms of the Senior Credit Facilities within 365 days of the event giving rise thereto (or, to the extent we have entered into a commitment to reinvest such proceeds within such time period to the extent such amounts are actually reinvested, within six months of the expiration of such 365 days); and (c) 100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Senior Credit Facilities. We are not required to make principal payments, absent the occurrence of certain events, on our Senior Notes until they mature in 2015. In the first nine months of 2008, we purchased four QSR locations for approximately $1.3 million and we repaid $1.4 million in principal per the terms of our Term Loan. On October 17, 2008, we borrowed $8 million under our senior secured revolving facility. The remaining borrowing availability is $13 million. We believe that aggregate capital expenditures for all of 2008 will approximate $16 million which we expect will be funded with operating cash. Based upon our projected cash requirements for operations, we believe we have adequate resources to fund operations, working capital needs, capital expenditures, debt servicing requirements and other cash needs for the next twelve months based upon current cash balances and the availability under the revolving credit facility. If necessary, we may adjust the rate of capital expenditures, acquisitions, or the timing and magnitude of other controllable expenditures to meet such requirements.

Contractual Obligations

Our contractual obligations do not materially differ from the information disclosed in Part II, Item 7 of our Annual Report Form 10-K for the year ended December 30, 2007.

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital at the end of the first nine months of 2008 and 2007 and the sources and uses of our cash flows during the first nine months of each of those years (in millions):

	September 28, 2008	December 30, 2007
Liquidity at the end of period
Cash and cash equivalents	$13.4	$28.9
Working capital	(15.5)	(4.9)

	Nine Months Ended September 28, 2008	Period Jan. 31 - September 30, 2007	Period Jan. 1 - Jan. 30, 2007
	(Successor)	(Successor)	(Predecessor)
Net cash flows
Provided by (used in) operating activities	$1.0	$19.4	$(5.3)
Used in investing activities	(14.7)	(204.0)	(1.7)
(Used in) provided by financing activities	(1.7)	198.1	(70.6)

Net (decrease) increase in cash	$(15.4)	$13.5	$(77.6)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures and other acquisitions through cash generated from operations. Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance such items. As a result, we, like many other restaurant businesses, may operate with negative working capital. The decline in working capital resulted primarily from lower earnings from operations in the first nine months of 2008, as well as a decline in cash resulting from interest payments, debt repayments and capital expenditures. Cash flow from current operations and our line of credit support our working capital needs.

Net cash provided by operating activities was $1.0 million during the nine months ended September 28, 2008 and primarily related to the net loss of $8.9 million offset by $10.3 million in non-cash activities combined with a $.4 million decrease in operating assets and liabilities. Net cash provided by operating activities was $19.4 million in the Successor period January 31 through September 30, 2007 and $5.3 million net cash was used in operating activities in the Predecessor period January 1 through January 30, 2007.

Net cash used in investing activities of $14.7 million for the nine months ended September 28, 2008 was mostly related to capital expenditures utilized primarily for restaurant openings and renovation activity. Net cash used in investing activities was $204.0 million for the Successor period January 31 through September 30, 2007, the majority of which was $188 million net cash paid for the Merger and $10.8 million for capital expenditures. Net cash used in investing activities was $1.7 million for the Predecessor period January 1 through January 30, 2007.

The cash used in financing activities was $1.7 million for the nine months ended September 28, 2008 which was primarily for principal payments on our Term Loan. The net cash provided by financing activities for the Successor period January 31 through September 30, 2007 was $198.1 million and represents proceeds from injected capital, the proceeds from the new debt, less debt issue costs and the paydown of the old debt. Net cash used in financing activities for the Predecessor period of January 1 through January 30, 2007 of $70.6 million represents dividends to our former shareholders, net of repayments of officer loans.

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

During the nine months ended September 28, 2008, there were no changes in the accounting policies whose application may have a significant effect on our reported results of financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position from those discussed under the heading “Critical Accounting Policies and Judgments” in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 30, 2007.

Goodwill and Other Intangible Assets

Primarily in connection with our acquisition by MidOcean on January 31, 2007, we allocated a significant portion of the purchase price to intangible assets; goodwill of $212 million, tradename assets of $248 million and other indefinite lived intangibles of $26 million. The carrying value of these assets is subject to annual impairment reviews based on our estimates of the future cash flows as of the last day of our fiscal year. Interim impairment tests are performed, if deemed necessary, due to significant events or changes in circumstances that could negatively impact the carrying values of these assets. We have determined that there have been no such triggering events as of September 28, 2008 that would require us to perform an interim impairment test. The estimated future cash flows used in such impairment tests could be negatively impacted due to adverse macroeconomic factors such as reduced mall traffic during the holiday shopping season, a decline in consumer spending, or adverse changes in other cash flow assumptions which could result in potential impairment of the carrying value of such assets. For a discussion of the risks associated with an impairment charge, see Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 30, 2007.

There are inherent assumptions and estimates used in developing future cash flows requiring management’s judgment in applying these estimates to the discounted cash flow model we utilize to estimate fair value, including the projection of revenues, interest rates, the cost of capital and income tax rates. Financial results achieved during our fourth quarter are critical to our profitability and operating cash flow for the year. Many of the factors used in assessing fair value are outside the control of management and it is possible that assumptions and estimates will change in future periods. These changes can result in future impairments.

Recent Accounting Pronouncements

During the nine months ended September 28, 2008, there were no recent accounting pronouncements that had a material effect on our consolidated financial statements. Refer to Note 2 – Recent Accounting Pronouncements to our unaudited consolidated financial statements for further discussion.

Certain Relationships and Related Transactions

As of September 28, 2008, our consolidated joint venture has a loan payable to a company related to a shareholder of the joint venture for $.6 million.

We loaned Holdings $.3 million and recorded this amount as a reduction of equity. Holdings and the Company entered into a professional services agreement with MidOcean US Advisor, LP, an affiliate of MidOcean (“MidOcean Advisor”). The professional services agreement provides that MidOcean Advisor will have the right to receive from the Company an annual management fee of $1.0 million and reimbursement of expenses reasonably incurred by it for providing management and other similar services to the Company each year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain risks which exist as part of our ongoing business operation.

We have not purchased future, forward, option or other instruments to hedge against fluctuations in the prices of commodities. As a result, our future commodities purchases are subject to changes in the prices of such commodities. We have entered and sometimes will enter into short-term, fixed rate contracts for some products that we purchase.

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

Foreign Exchange Rate Risk

All of our transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, thereby reducing the risks in the changes of the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in the values of foreign currencies.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of Sbarro, Inc. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-142081).

*3.2	Amended and Restated Bylaws of Sbarro, Inc. (Exhibit 3.2 to our Registration Statement on Form S-4, File No. 333-142081).

*4.1

Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and the Bank of New York, as trustee. (Exhibit 4.1 to our Registration Statement on Form S-4, File No. 333-142081).

*4.2

Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers. (Exhibit 4.2 to our Registration Statement on Form S-4, File No. 333-142081).

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

SBARRO, INC.

Registrant

Date: November 10, 2008	By:	/s/ Peter Beaudrault
Peter Beaudrault,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ Anthony J. Puglisi
Anthony J. Puglisi
Vice President,
Chief Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of Sbarro, Inc. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-142081).

*3.2	Amended and Restated Bylaws of Sbarro, Inc. (Exhibit 3.2 to our Registration Statement on Form S-4, File No. 333-142081).

*4.1

Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and the Bank of New York, as trustee. (Exhibit 4.1 to our Registration Statement on Form S-4, File No. 333-142081).

*4.2

Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers. (Exhibit 4.2 to our Registration Statement on Form S-4, File No. 333-142081).

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