Form 10-K
period 2008-12-28
SBARRO INC
filed 2009-03-30
CIK 766004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2008.

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

Yes  ☐    No  ☒

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

The number of shares of Common Stock of the registrant outstanding as of March 30, 2009 was 100.

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

Unless otherwise noted, references to “Sbarro,” “the Company,” “we,” “our” or “us” refer to Sbarro, Inc. and its direct and indirect subsidiaries. Unless otherwise noted, all restaurant data are as of and for the year ended December 28, 2008. As a result of the Merger, which we discuss below, we are required to present our results for 2007 as two separate periods. Our Predecessor financial period refers to the period from January 1 through January 30, 2007 which was prior to consummation of the Merger. Our Successor financial period refers to the period from January 31 through December 28, 2008 following consummation of the Merger.

Our Company

We believe that we are the world’s leading Italian quick service restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 1,091 restaurants in 45 countries, with 509 company-owned units, 16 joint venture units and 566 franchised units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

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

MidOcean owns approximately 76% of Holdings and thus acquired control of the Company in the Merger. Certain of our senior managers acquired approximately 5% of the outstanding equity of Holdings in connection with the Merger, with the balance of the equity of Holdings being owned by other investors.

Our Restaurants

Our family-oriented restaurants offer cafeteria and buffet-style quick service designed to minimize customer waiting time and facilitate table turnover. Sbarro’s diverse menu of authentic Italian food offers its customers a compelling alternative to traditional fast food. All of our entrees are prepared fresh daily according to special recipes developed by us. We serve generous portions of quality Italian food at attractive prices. Our average check price is approximately $7.80 and entree selections generally range in price from $4.99 to $7.99. Pizza, which is sold predominantly by the slice and accounts for approximately 60% of restaurant sales, is sold for approximately $3.20 a slice.

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

Our company-owned restaurants are all located in North America in 45 states, the District of Columbia and Canada and are comprised of 427 “food court” restaurants, 76 “in-line” restaurants and 6 “full service” restaurants. Food court restaurants are primarily located in areas designated by the location’s landlord exclusively for restaurant use and share a common dining area provided by the landlord. These restaurants generally occupy between 500 and 1,000 square feet, contain only kitchen and service areas, have a more limited menu and employ 6 to 30 persons, including part-time personnel. In-line restaurants, which are self-contained restaurants, usually occupy between 1,500 and 3,000 square feet, seat approximately 60 to 120 people and employ 10 to 40 persons, including part-time personnel. Our franchisees operate 566 restaurants, of which 300 are in 13 countries in North America and 266 are located in 30 countries outside North America. Our franchisees’ restaurants are located primarily in shopping malls and other high-pedestrian-traffic areas.

We operate in two segments, our company-owned restaurant segment and our franchised restaurant segment. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR’s and other concepts restaurants. Our franchised restaurant segment is comprised of our franchised restaurant operations which offer opportunities worldwide for qualified operators to conduct business under the Sbarro name and other trade names owned by Sbarro. Our operating segments are discussed in Note 1 - Summary of Significant Accounting Policies and Note 13 - Business Segment and Geographic Information to our Consolidated Financial Statements included in this Report.

For information regarding revenues in our operations in the United States and foreign countries, see Note 13 - Business Segment and Geographic Information to our Consolidated Financial Statements included in this Report.

Our Restaurant Expansion

The following table summarizes the number of company-owned and franchised restaurants in operation during each of the years from 2004 through 2008:

	2008	2007	2006	2005	2004
	(Successor)	(Combined)	(Predecessor)	(Predecessor)	(Predecessor)
Company-owned Sbarro restaurants:
Open at beginning of period	506	485	502	518	545
Opened during period	16	20	6	7	2
Acquired from (transferred to) franchisees during period	2	13	5	(1)	(3)
Closed during period	(15)	(12)	(28)	(22)	(26)

Open at end of period	509	506	485	502	518

Franchised Sbarro restaurants:
Open at beginning of period	524	478	437	407	355
Opened during period	92	81	79	48	63
Acquired from (transferred to) Sbarro during period	(2)	(13)	(5)	1	3
Closed during period	(48)	(22)	(33)	(19)	(14)

Open at end of period	566	524	478	437	407

Joint venture Sbarro restaurants:
Open at beginning of period	7	—	—	—	—
Opened during period	9	7	—	—	—
Closed during period	—	—	—	—	—

Open at end of period	16	7	—	—	—

All restaurants:
Open at beginning of period	1,037	963	939	925	900
Opened during period	117	108	85	55	65
Closed during period	(63)	(34)	(61)	(41)	(40)

Open at end of period	1,091	1,037	963	939	925

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

As of December 28, 2008, we employed 38 Directors of Operations, each of whom is typically responsible for the operations of 7 to 20 company-owned restaurants. Directors of Operations recruit and supervise the managerial staff of all company-owned restaurants and report to one of the 6 Vice Presidents of Operations. The Vice Presidents of Operations coordinate the activities of the Directors of Operations and report to one of two Senior Vice Presidents of Operations who report to our President and Chief Executive Officer.

Our Franchised Restaurants

Growth in franchised restaurants occurs through the opening of new QSR restaurants by new and existing franchisees. Over the last few years, we have significantly reorganized and refocused our franchise operations. We currently employ a team of 11 experienced franchise professionals, who oversee both franchise development and franchise operations.

As of December 28, 2008, we have 300 franchised restaurants in the United States in 37 states and the District of Columbia and in 12 other countries in North America. The majority of our domestic franchised units are operated by food service companies who manage food courts in high-pedestrian-traffic areas such as airports, universities and travel plazas. Our strategy is to continue to partner with these institutional food service companies to drive our growth in such locations.

As of December 28, 2008, we have 266 international franchised restaurants in 30 countries outside North America. We intend to significantly increase our international presence in a targeted number of countries by entering into significant development agreements with experienced restaurant operators. We currently have commitments for approximately 2,300 new restaurants with experienced restaurant operators in countries such as Russia, the Baltic States, India, Turkey, Japan and the United Arab Emirates.

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

Seasonality

Revenues are highest in our fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Our annual revenues, earnings and cash flow can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year’s Day.

Employees

As of December 28, 2008, we employed approximately 5,500 persons, of whom approximately 3,200 were full-time field and restaurant personnel, approximately 2,100 were part-time restaurant personnel, 80 were corporate personnel, 11 were franchise field management, and 46 were QSR field senior management. None of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory.

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

Available information

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F St., NE, Washington, DC 20549. The public can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, with an address of http://www.sec.gov that contains reports, proxy and information statements and other information, including our electronic filings with the SEC.

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

Deterioration in the general economic conditions and declines in consumer spending can negatively affect our business.

Our business is susceptible to adverse changes in domestic and global economic conditions, which could make it difficult and uncertain for us to forecast operating results. In particular, our business is sensitive to consumer spending patterns and preferences. Market and general economic conditions including general business conditions, interest rates, taxation, the availability of consumer credit and consumer confidence in future economic conditions affect the level of discretionary spending on the products we and our franchisees offer. Any unfavorable occurrences in these economic conditions may adversely affect our growth, sales and profitability. For instance, many of our company-owned stores and our franchisees’ stores are located in shopping malls, particularly in the United States. Our stores derive revenue, in part, from the high volume of traffic in these malls. As a result of deteriorating economic conditions, the inability of mall “anchor” tenants and other area attractions to generate consumer traffic around our stores or the decline in popularity of malls as shopping destinations could reduce our revenue depending on sales volume. Additionally, continuing weakness in the residential real estate and mortgage markets, volatility in commodity and fuel costs, difficulties in the financial sector and credit markets, and other factors affecting consumer spending could cause reduced sales of our products and make it more difficult for us to execute our growth strategy. Our growth strategy depends on our ability and the ability of our franchisees’ to open new restaurants and operate these restaurants on a profitable basis.

Given the significance of our domestic business, the likely negative impact of the current recession in the general economy in the United States or the general decline in domestic consumer spending may not be wholly mitigated by our business outside the United States, especially as the economic downturn becomes more global in nature.

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

Credit market effect on our franchise operations.

Current credit markets may adversely impact the ability of our franchisees to obtain financing to remodel or construct and open new restaurants, which may hinder our ability to achieve our franchise revenues and growth strategy. In recent months, the credit markets have experienced instability, resulting in declining real estate values, credit and liquidity concerns and increased loan default rates. Many lenders have subsequently reduced their willingness to make new loans and have tightened their credit requirements.

Our growth strategy requires us to extend the Sbarro concept into other high-pedestrian-traffic venues.

Traditionally, Sbarro has operated in the quick service market featuring pizza, pasta and other hot and cold Italian entrees, principally in shopping malls. As the construction of new shopping malls in the United States has slowed, we have been seeking to expand our business into new settings, such as downtown areas, airports, casinos, universities and travel plazas.

Our expansion requires us to:

•	make significant capital investments;

•	devote significant management time and effort;

•	develop budgets for, and monitor, food, beverage, labor, occupancy and other costs at levels that will produce profitable operations; and

•	budget and monitor the cost of construction of the restaurant.

Further, limitations under the indenture governing the Senior Notes, our Senior Credit Facilities and our Second Lien Facility restrict the amount of investment we may make, which may limit certain of our growth efforts.

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

The reach of food-related public health concerns can be considerable due to the level of attention given to these matters by the media. Local public health developments and concerns over diseases, including those caused by E. coli bacteria, could have an adverse impact on our sales. Similarly, concerns related to particular food constituents or the byproducts of cooking processes could also have an adverse impact. This could occur whether or not the developments are specifically attributable to our restaurants or those of our franchisees or competitors.

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

Our success is dependent upon our senior management team. In recent years, we have added a significant number of independent executives to our management team. Our continued success is dependent upon our ability to attract and retain key employees. As a privately-held company, we may be unable to offer key executives liquid stock-based compensation of the type that our publicly-held competitors can offer. There is no assurance that we will be able to retain our existing senior management or attract other key employees. We have employment agreements with several members of our Senior Management.

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

Declines in our financial performance could result in additional impairment charges in future periods.

U.S. generally accepted accounting principles require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, certain intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair value estimates are based primarily on discounted cash flows based on five-year forecasts of financial results that incorporate assumptions as to same-store sales trends, future development plans and brand-enhancing initiatives, among other things. During 2008, we recorded impairment charges of $8.5 million, $53.0 million and $7.0 million to reduce the carrying value of goodwill, trademarks and franchise relationships, respectively to their estimated fair value at December 28, 2008. Significant underachievement of forecasted results could further reduce the estimated fair value of these assets, requiring non-cash impairment charges to further reduce the carrying value of these assets.

We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which could adversely affect our financial condition and results of operations.

Our ability to make interest and principal payments on and to refinance our indebtedness will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations, or currently anticipated cost savings and operating improvements are not realized on schedule, in the amounts anticipated or at all, or if future borrowings are not available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled interest and principal payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all, or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

We may not be successful in implementing our strategy of reducing operating costs and our cost reduction initiatives may have other adverse consequences.

We are implementing initiatives to reduce our operating expenses. These initiatives include closing unprofitable stores, renegotiating store lease terms, reducing headcount, revising our recipes without affecting our customers, as well as other expense controls. We cannot assure you that we will be able to implement all our cost reduction initiatives successfully. Even if we are successful in our cost reduction initiatives, we may face other risks associated with our plans, including declines in employee morale or the level of customer service we provide, the efficiency of our operations or the effectiveness of our internal controls. Any of these risks could have a material adverse impact on our results of operations, financial condition and cash flows.

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

We are controlled by MidOcean and its interests as an equity holder may conflict with creditor interests.

As a result of the Merger, MidOcean, our equity sponsor, indirectly owns a majority of our common stock. Through its ownership, our equity sponsor will be able to, among other things, elect a majority of the members of our board of directors, appoint new management, amend our certificate of incorporation and approve mergers or sales of substantially all of our assets. The interests of our equity sponsor might conflict with or differ from our interests. For example, the concentration of ownership held by MidOcean could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination, which the Company may otherwise view favorably. MidOcean is also free to pursue acquisition opportunities independent of us that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the Senior Notes and our other financial obligations.

We have a significant amount of indebtedness. As of December 28, 2008 and March 30, 2009, we had total indebtedness of $350.3 million and $346.3 million, respectively. See Note 7 – Long-Term debt and Note 12 Subsequent Events to our Consolidated Financial Statements. Our substantial indebtedness could have important consequences to holders of our Senior Notes. For example, it could:

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

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur additional indebtedness in the future. The terms of the indenture governing the Senior Notes, the Senior Credit Facilities and the Second Lien Facility do not fully prohibit us or our subsidiaries from doing so. See Note 7 – Long-Term debt and Note 12 Subsequent Events to our Consolidated Financial Statements. As of March 30, 2009, we have $1 million availability under the Senior Credit Facilities. Any borrowings under the Senior Credit Facilities and Second Lien Facility are effectively senior to the Senior Notes to the extent of the value of the assets securing the Senior Credit Facilities and Second Lien Facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our restaurants are located in both urban and suburban areas and are either food court or in-line (self-contained) restaurants. Food court restaurants are primarily located in areas designated by the location’s landlord exclusively for restaurant use and share a common dining area provided by the landlord. These restaurants generally occupy between 500 and 1,000 square feet, contain only kitchen and service areas. Our in line locations usually occupy between 1,500 and 3,000 square feet, seat approximately 60 to 120 people and employ 10 to 40 persons, including part-time personnel. We have 427 food court restaurants, 76 in-line restaurants and 6 full service restaurants. All of our restaurants are in leased facilities. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses. In addition, some of our restaurant leases have percentage rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts. Our leases generally have terms of ten years. Leases to which we were a party at December 28, 2008 have initial terms expiring as follows:

Years Initial Lease Terms Expire	Number of Company- owned Restaurants(1)	Number of Franchised/ Other
2009	73	3
2010	63	3
2011	50	0
2012	41	1
2013	48	4
Thereafter	234	19

	509	30

(1)

Includes 15 restaurants under month-to-month arrangements and 12 restaurants as to which we pay only percentage rent based on the level of net restaurant sales, the leases for which are generally for a one year period.

We lease space for our corporate headquarters in Melville, New York. The lease expires in January 2017.

The following table summarizes the number and locations of our company-owned and franchised restaurants in North America as of December 28, 2008:

Location	Number of Company-Owned Restaurants	Number of Franchised Restaurants	Total Number of Restaurants
Alabama	7	0	7
Arizona	7	3	10
Arkansas	5	1	6
California	55	17	72
Colorado	6	1	7
Connecticut	9	5	14
Delaware	2	2	4
District of Columbia	3	3	6
Florida	45	19	64
Georgia	16	5	21
Hawaii	3	0	3
Illinois	17	19	36
Indiana	2	4	6
Iowa	6	1	7
Kansas	4	0	4
Kentucky	7	4	11
Louisiana	7	0	7
Maine	2	1	3
Maryland	13	6	19
Massachusetts	15	10	25
Michigan	20	4	24
Minnesota	9	13	22
Mississippi	4	1	5
Missouri	9	5	14
Nebraska	3	2	5
Nevada	16	5	21
New Hampshire	3	0	3
New Jersey	10	13	23
New Mexico	4	0	4
New York	45	29	74
North Carolina	16	5	21
North Dakota	0	1	1
Ohio	26	15	41
Oklahoma	4	3	7
Oregon	6	1	7
Pennsylvania	18	16	34
Rhode Island	1	1	2
South Carolina	6	2	8
Tennesee	8	4	12
Texas	17	7	24
Utah	5	2	7
Vermont	2	0	2
Virginia	19	10	29
Washington	13	2	15
West Virginia	2	2	4
Wisconsin	10	0	10
Wyoming	1	0	1
Aruba	0	6	6
Bahamas	0	3	3
Canada	1	10	11
Dominican Republic	0	4	4
El Salvador	0	1	1
Guam	0	2	2
Guatemala	0	3	3
Honduras	0	3	3
Mexico	0	12	12
Nicaragua	0	1	1
Panama	0	1	1
Puerto Rico	0	10	10

Total	509	300	809

Item 3.	Legal Proceedings

In September 2008, an action was commenced against the Company and other non related parties for an undisclosed amount, in the United States District Court in Nevada, by a franchisee in connection with a franchise location he purchased in Las Vegas, NV from a prior franchisee. The franchisee claims the Company representatives mislead him by overstating sales and projected sales and understating expenses. The Company intends to defend its rights under this action and the outcome is uncertain. No accruals have been recorded in the Company’s financial statements at December 28, 2008.

In November 2008, an action was commenced by partners in a joint venture against the Company for an undisclosed amount, in the Supreme Court of New York in Suffolk County. The joint venture operated two locations. Sbarro, as a result of the joint venture partners failure to meet a capital call, diluted their interest in the partnership so that they no longer had any rights, entitlement or interest therein. The Company intends to defend its rights under this action and the outcome is uncertain. No accruals have been recorded in the Company’s financial statements at December 28, 2008.

In March 2008, the Company became a party to a purported class action lawsuit, in the Superior Court of the state of California for the County of Los Angeles, alleging that the Company violated regulations related to meal breaks, rest breaks and payroll related matters. The Company has reached a settlement agreement, pending court approval, in an amount we believe will be approximately $650,000, which was accrued for in the Company’s financial statements at December 28, 2008.

In March 2009, an action was commenced against the Company for approximately $660,000 in the circuit court of the Sixteenth Judicial Circuit in Kane County, Illinois by a Landlord. The Landlord claims damages regarding Sbarro’s failure to pay rent based upon a provision in the lease that allows the Landlord to accelerate the rent upon default. The Company intends to defend its rights under this action and the outcome is uncertain. No accruals have been recorded in the Company’s financial statements at December 28, 2008.

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

Upon consummation of the Merger, we transferred, at book value our interests in certain non-core assets to a newly formed company owned by certain of our former shareholders in the form of a dividend. We did not pay any dividends in 2008 or 2006.

The Senior Credit Facilities, the Second Lien Facility and the indenture governing our Senior Notes impose restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may deem relevant. For a discussion of our cash resources and needs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We have no compensation plans that authorize the issuance of our stock to employees or non-employees. There have been no sales or repurchases of our equity securities during the past fiscal year.

There is no established public trading market for our common stock. As of March 30, 2009, all of our outstanding common stock was held by our parent, Sbarro Holdings, LLC.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and our consolidated financial statements and the related notes included in Item 8 of this report. As a result of the Merger, we are required to present our results under GAAP for 2007 as two separate periods. Our Predecessor financial period refers to the period from January 1 through January 30, 2007 prior to consummation of the Merger. Our Successor financial period refers to the period from January 31, 2007 through December 28, 2008 following consummation of the Merger. The combined results of our Predecessor and Successor for the year ended December 30, 2007 does not comply with generally accepted accounting principles; however, we believe that this provides useful information to assess the relative performance of the business in all periods presented in the financial statements on an ongoing basis.

	Fiscal Year (1)
	2008	1/31/07-12/30/07	1/1/07-1/30/07	2007	2006	2005	2004
	(Successor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)	(Predecessor)	(Predecessor)
Income Statement Data:
Revenues:
Restaurant sales	$343,323	$319,342	$23,594	$342,936	$333,538	$329,187	$331,313
Franchise related income	15,841	14,543	993	15,536	14,193	12,410	12,093
Real estate	—	—	323	323	2,072	2,546	2,527

Total revenues	359,164	333,885	24,910	358,795	349,803	344,143	345,933
Costs and expenses:
Cost of food and paper products	77,675	66,036	4,308	70,344	64,331	66,519	72,073
Payroll and other employee benefits	95,540	85,563	6,762	92,325	88,611	89,351	90,857
Other operating costs	125,050	109,526	8,839	118,365	113,695	115,209	114,571
Other income, net (2)	(4,498)	(2,860)	(497)	(3,357)	(4,553)	(4,551)	(2,961)
Depreciation and amortization	17,094	17,349	1,272	18,621	16,561	16,635	16,400
General and administrative	29,449	23,842	2,843	26,685	32,296	27,438	28,576
Special event bonuses (3)	—	—	31,395	31,395	—	—	—
Goodwill & other intangible asset impairment (4)	68,475	—	—	—	—	—	—
Asset impairment, restaurant closings/remodels	3,814	1,358	74	1,432	883	859	2,202

Total costs and expenses, net	412,599	300,814	54,996	355,810	311,824	311,460	321,718

Operating (loss) income	(53,435)	33,071	(30,086)	2,985	37,979	32,683	24,215

Other (expense) income:
Interest expense	(28,408)	(28,879)	(2,570)	(31,449)	(30,783)	(30,680)	(30,694)
Interest income	171	485	108	593	2,733	1,277	654
Other income (5)	—	—	—	—	—	—	1,181

Net other expense	(28,237)	(28,394)	(2,462)	(30,856)	(28,050)	(29,403)	(28,859)

(Loss) income before income taxes and minority interest	(81,672)	4,677	(32,548)	(27,871)	9,929	3,280	(4,644)
Income tax expense (4)	9,353	2,048	44	2,092	644	1,693	534

(Loss) income before minority interest	(91,025)	2,629	(32,592)	(29,963)	9,285	1,587	(5,178)

Equity in net (loss) income of unconsolidated affiliates	(243)	—	12	12	573	(236)	855

Net (loss) income	$(91,268)	$2,629	$(32,580)	$(29,951)	$9,858	$1,351	$(4,323)

	Fiscal Year (1)
	2008	1/31/07-12/30/07	1/1/07-1/30/07	2007	2006	2005	2004
	(Successor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)	(Predecessor)	(Predecessor)
Other Financial and Restaurant Data:
Net cash provided by (used in) operating activities (6)	$10,716	$40,379	$(5,290)		$30,395	$21,581	$15,816
Net cash used in investing activities (6)	$(19,162)	$(209,597)	$(1,691)		$(14,667)	$(10,805)	$(8,906)
Net cash provided by (used in) financing activities (6)	$17,865	$198,085	$(70,646)		$(190)	$(687)	$(340)
EBITDA (7) (4)	$(36,584)	$50,420	$(28,802)	$21,618	$55,113	$49,082	$42,651
Capital Expenditures	$17,632	$16,327	$1,691	$18,018	$16,350	$11,708	$8,906
Number of restaurants at end of period:
Company-owned	509	506		506	485	502	518
Joint venture	16	7		7	—	—	—
Franchised	566	524		524	478	437	407

Total number of restaurants	1,091	1,037		1,037	963	939	925

Franchised Sales (8)	$371,998	$317,542	$22,799	$340,341	$294,920	$272,190	$253,410
Balance Sheet Data (at end of period):
Total Assets	$548,178	$636,771		$636,771	$403,205	$388,538	$384,613
Working Capital	$680	$(4,894)		$(4,894)	$60,330	$40,697	$32,554
Total long-term obligation	$346,297	$330,255		$330,255	$268,694	$268,530	$268,349
Shareholders’ equity	$44,231	$135,629		$135,629	$77,756	$67,898	$66,547

(1)

Our fiscal year ends on a Sunday, which for 2008 occurred on December 28. Fiscal year 2008 had 52 weeks. Fiscal year 2010 will contain 53 weeks. Our 2004 year, which ended January 2, 2005, contained 53 weeks. All other years presented contained 52 weeks. The 53rd week of operations in 2004 produced revenues of approximately $9 million and approximate income before taxes of $2.5 million.

(2)	Other income, net includes rebates we received based on franchisees’ levels of purchases.

(3)	In connection with the Merger, special event bonuses were paid to certain members of management and non-employee directors on the closing date.

(4)

In 2008, we recognized goodwill and intangible asset impairment charges of $8.5 million and $60.0 million, respectively. We recorded income tax expense for a valuation allowance of $35.0 million against our deferred tax asset. Each of these transactions is discussed in further detail under Note 3 – Intangible Assets and Note 6 – Income Taxes to our Consolidated Financial Statements included in this report.

(5)	Other income in 2004 represents the difference between the amounts allegedly owed to a former distributor that declared bankruptcy and the negotiated settlement with the bankruptcy trustee.

(6)	For a more detailed presentation of our cash flow data, see our audited consolidated financial statements and related notes included in Item 8 of this report.

(7)

EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with United States generally accepted accounting principles (“GAAP”) or as a measure of a company’s profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our Senior Notes in that the Senior Credit Facilities and the Second Lien Facility each contain a minimum EBITDA calculation. EBITDA, as calculated under our bank credit agreement, includes certain additional adjustments as disclosed in our Senior Credit Facility amendment. We also internally use EBITDA to determine whether or not to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

For each of the periods, the following table reconciles EBITDA to our net income (loss) for each of the periods which we believe is the most direct comparable GAAP financial measure to EBITDA, (dollars in thousands):

	2008	1/31/07-12/30/07	1/1/07-1/30/07	2007	2006	2005	2004
	(Successor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)	(Predecessor)	(Predecessor)
EBITDA	$(36,584)	$50,420	$(28,802)	$21,618	$55,113	$49,082	$42,651
Interest Expense	(28,408)	(28,879)	(2,570)	(31,449)	(30,783)	(30,680)	(30,694)
Interest Income	171	485	108	593	2,733	1,277	654
Income Tax Expense	(9,353)	(2,048)	(44)	(2,092)	(644)	(1,693)	(534)
Depreciation and Amortization	(17,094)	(17,349)	(1,272)	(18,621)	(16,561)	(16,635)	(16,400)

Net income (loss)	$(91,268)	$2,629	$(32,580)	$(29,951)	$9,858	$1,351	$(4,323)

Included in the calculation of EBITDA for 2008 is $68.5 million for goodwill and intangible asset impairment charges and $35.0 million income tax expense for a valuation allowance for deferred tax assets.

Included in the calculation of EBITDA for combined 2007 is $31.4 million related to the special event bonuses.

(8)

While we do not record franchised sales as revenues, we believe they are important in understanding our financial performance because these sales are the basis on which the company calculates and records franchised royalties and are indicative of the financial health of the franchisee base.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition, liquidity and capital resources and results of operations should be read in conjunction with the consolidated financial statements and notes included in “Item 8. Financial Statements and Supplementary Data.” Historical results and any discussion of prospective results may not indicate our future performance. This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth in “Item 1A Risk Factors” and elsewhere in this report.

Executive Overview

We believe we are the world’s leading Italian Quick Service Restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 1,091 units in 45 countries, with 509 company-owned units and 566 franchised units and 16 joint venture units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

We operate our business through two segments. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR’s and other concept restaurants. Our franchise restaurant segment is comprised of our franchised restaurants which offer opportunities worldwide for qualified operators to conduct business under the Sbarro name and other trade names owned by Sbarro. Our operating segments are discussed in Note 1 - Summary of Significant Accounting Policies and Note 13 - Business Segment Information to our Consolidated Financial Statements included in this Report.

There were several significant charges affecting the comparisons with previously reported results. In 2008, we recognized goodwill and intangible asset impairment charges of $8.5 million and $60.0 million, respectively. We recorded income tax expense for a valuation allowance of $35.0 million against our deferred tax asset. Each of these transactions is discussed in further detail under Note 3 – Intangible Assets and Note 6 – Income Taxes to our Consolidated Financial Statements included in this Report.

Given the uncertainty as to the length of the current economic condition and the timing and degree of recovery, it is reasonably possible that impairment charges may occur in future periods.

Seasonality

Revenues are highest in our fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Our annual revenues, earnings and cash flow from operations can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year’s Day.

Accounting Period

Our fiscal year ends on a Sunday, which for 2008 occurred on December 28. Fiscal year 2008 had 52 weeks. Fiscal year 2010 will contain 53 weeks.

Primary Factors Considered by Management in Evaluating Operating Performance

We focus on the following factors when evaluating our operating performance:

•	comparable company-owned QSR unit sales;

•	franchise location sales and their relationship to our franchise revenues;

•	decisions to continue to operate or close company-owned QSR locations;

•	percentage relationship of the cost of food and paper products and payroll and other benefit costs to our restaurant sales;

•	level of other operating expenses (primarily occupancy costs) and their relationship to restaurant sales;

•	relationship of general and administrative costs to revenues;

•	provision for asset impairment and restaurant closings/remodels; and

•	EBITDA.

Summary Financial Information (Dollars in Millions)

	2008	2007	2006
	(Successor)	(Combined) (2)	(Predecessor)
Comparable sales-percentage change vs. prior comparable period (1):
QSR-owned locations	-2.2%	1.5%	4.4%
Franchise locations:
Domestic Franchise	-2.7%	4.3%	1.9%
International Franchise	10.6%	6.7%	6.5%
Cost of food and paper products as a percentage of restaurant sales	22.6%	20.5%	19.3%
Payroll and other benefits as a percentage of restaurant sales	27.8%	26.9%	26.6%
Other operating costs as a percentage of restaurant sales	36.4%	34.5%	34.1%
General and administrative costs as a percentage of revenues	8.2%	7.4%	9.2%
EBITDA (3)(4)	$(37)	$22	$55

(1)	Comparable annual percentage changes are based on locations that were open during the entire period within the years presented.

(2)

The combined results of the Successor and Predecessor for the year ended December 31, 2007 do not comply with generally accepted accounting principles; however, we believe that this provides useful information to assess the relative performance of the business in all periods presented in the financial statements on an ongoing basis.

(3)

EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with United States generally accepted accounting principles (“GAAP”) or as a measure of a company’s profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our Senior Notes in that the Senior Credit Facilities and the Second Lien Facility each contain a minimum EBITDA covenant. EBITDA, as calculated under our bank credit agreement, includes certain additional adjustments as disclosed in our Senior Credit Facility amendment. We also internally use EBITDA to determine whether or not to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities. Included in the calculation of EBITDA for combined 2007 is $31.4 million related to special event bonuses.

(4)

In 2008, we recognized goodwill and intangible asset impairment charges of $8.5 million and $60.0 million, respectively. Each of these transactions is discussed in further detail under Note 3 – Intangible Assets to our Consolidated Financial Statements included in this report.

Impact of Inflation and Other Factors

Food, labor, rent, construction and energy costs and equipment costs are the items most affected by inflation in the restaurant business. While inflation had not been a significant factor, in 2008, we did experience pressures relating to increased fuel costs and increased commodity costs, particularly cheese, flour and cheese and flour related products. In addition, food and paper product costs may be temporarily or permanently affected by the weather, economic and other factors beyond our control that may reduce the availability and increase the cost of these items. In the fourth quarter of 2007 and throughout 2008, we experienced declining sales as consumers responded to the current recessionary market conditions.

Related parties

During 2008, Sbarro loaned Holdings $.3 million to purchase shares of Holdings from two former senior managers in connection with their termination from the Company. The loan does not bear interest and has been classified as a reduction of shareholder’s equity. During 2008, Sbarro recorded management fee expense of approximately $1.0 million related to MidOcean’s management fee.

Results of Operations

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

2008 compared to 2007

The following table sets forth the information concerning revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments.

	Company Owned Restaurants(1)	Franchise Restaurants	Totals
		(In thousands)
2008 (Successor)
Total revenue.	$343,323	$15,841	$359,164

Operating (loss) income before unallocated costs (4)	$(39,843)	$11,216	$(28,627)

Unallocated costs and expenses (2)			24,808

Operating loss (4)			$(53,435)

1/1/07 – 1/30/07 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating (loss) income before unallocated costs (3)	$(28,235)	$594	$(27,641)

Unallocated costs and expenses (2)			2,445

Operating loss (3)			$(30,086)

1/31/07-12/30/07 (Successor)
Total revenue	$319,342	$14,543	$333,885

Operating income before unallocated costs	$42,310	$10,168	$52,478

Unallocated costs and expenses (2)			19,407

Operating income			$33,071

2007 (Combined)
Total revenue	$343,259	$15,536	$358,795

	Company Owned Restaurants(1)	Franchise Restaurants	Totals
		(In thousands)
Operating income before unallocated costs (3)	$14,075	$10,762	$24,837

Unallocated costs and expenses (2)			21,852

Operating income (3)			$2,985

(1)	Total revenue includes restaurant sales in the Successor period and restaurant sales and real estate revenues in the Predecessor periods.

(2)	Represents certain general and administrative expenses that are not allocated by segment.

(3)	2007 combined and predecessor includes $31.4 million related to the special event bonuses.

(4)

In 2008, we recognized goodwill and intangible asset impairment charges of $8.5 million and $60.0 million, respectively. Each of these transactions is discussed in further detail under Note 3 – Intangible Assets to our Consolidated Financial Statements included in this report.

Sales by QSR and consolidated other concept restaurants were $343.3 million for 2008 as compared to $342.9 million for combined 2007. The increase in sales is due to sales generated by new stores opened in 2007 and 2008 of $12.5 million offset by sales lost from stores closed of $6.1 million and a decrease in comparable unit sales of 2.2% in our QSR restaurants. The decrease in comparable unit sales primarily reflects reduced mall traffic throughout the United States, especially in the fourth quarter of 2008, as a result of the current economic environment.

Franchise related revenues were $15.8 million for 2008 as compared to $15.5 million for combined 2007. The increase is due to royalties on new international stores opened in 2007 and 2008 of $.9 million and increased international comparable unit sales of $.3 million, partially offset by the loss of royalties on closed international and domestic locations of $.6 million. Royalties on new domestic franchises were $.2 million offset by a decline in domestic comparable unit sales of $.2 million. International fees were $.3 million less than in combined 2007.

Cost of food and paper products as a percentage of restaurant sales increased to 22.6% for 2008 as compared to 20.5% in combined 2007. The cost of cheese in 2008 averaged $2.12 per pound compared to an average of $1.95 per pound in combined 2007. This $.17 per pound increase in cheese costs accounted for $1.3 million or .4% of the total percentage of restaurant sales increase. The cost of flour in 2008 averaged $.40 compared to $.20 in combined 2007. The $.20 per pound increase accounted for $2.8 million or .8% of the total percentage of restaurant sales increases. The remaining .9% increase as a percentage of restaurant sales relates to fuel surcharges and cost increases on other products including pasta, oil, sausage and pepperoni.

Payroll and other employee benefits as a percentage of restaurant sales increased to 27.8% for 2008 as compared to 26.9% in combined 2007. The increase is primarily related to higher wages, including minimum wage increases, and increased staffing levels at some stores, while sales remained relatively flat.

Other operating costs as a percentage of restaurant sales increased to 36.4% for 2008 as compared to 34.5% in combined 2007. The increase is primarily due to expected increases in occupancy related charges offset by reductions in operating costs in response to sales remaining relatively flat.

Other income, net increased by $1.1 million in 2008 to $4.5 million compared to $3.4 million in combined 2007. The increase is primarily due to an increase in certain rebates we received based on our franchisees’ level of purchases and certain settlements and refunds.

Depreciation and amortization expense decreased to $17.1 million for 2008 compared to $18.6 million in combined 2007. The $1.5 million decrease is due to assets fully depreciated offset by depreciation on new stores opened.

General and administrative expenses were $29.5 million in 2008 as compared to $26.7 million in combined 2007. The $2.8 million increase is primarily due to $1.4 million of expenses related to field infrastructure, including manpower, training and enhancements, and $.9 million for professional fees relating to Sarbanes-Oxley, other compliance requirements and other restructuring related fees.

Goodwill and other intangible asset impairment of $68.5 million includes an impairment for goodwill for our franchise segment of $8.5 million, an impairment for our trademark of $53.0 million and an impairment of $7.0 million on our franchise relationships all related to the global economic downturn. See Note 3 – Intangible Assets to our Consolidated Financial Statements included in this Report.

Asset impairment, restaurant closings/remodels was $3.8 million in 2008 compared to $1.4 million in combined 2007. The increase is related to an increase in store impairments where expected future cash flows may not cover the carrying amount of the assets and additional asset write offs for closed stores.

Interest expense of $28.4 million in 2008 and $31.4 million in combined 2007 is primarily related to the Senior Notes and the Term Loan under our Senior Credit Facilities. The decrease in interest expense in 2008 is primarily related to lower interest rates. Included in interest expense in 2008 and 2007 was the amortization of deferred financing costs for the Senior Notes and the Term Loan of $1.1 million and $1.0 million, respectively.

In our Successor period after January 31, 2007, we are taxed as a C Corporation. Income tax expense was $9.4 million in 2008. In the fourth quarter of 2008, we recorded a valuation allowance of $35.0 million as we believe that it is more likely than not that our net operating loss carryforward, foreign tax credit carryforward and other deferred tax assets will not be realized. See Note 6 – Income Taxes to our Consolidated Financial Statements included in this Report. Our effective tax rate was a negative 11.5% for the period. Income tax expense was $2.0 million in Successor 2007 and our effective tax rate was 43.8% for the period. Prior to January 31, 2007, we were taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions. Under the provisions of Subchapter S, substantially all taxes on our income were paid by our former shareholders rather than by the company.

Equity in net loss of unconsolidated affiliates relates to our joint venture in Beirut.

Net loss was $91.3 million for 2008 as compared to a net loss of $30.0 million in combined 2007. Included in the 2008 net loss was goodwill and other intangible asset impairment of $68.5 million and income tax expense for a valuation allowance of $35.0 million related to our deferred tax assets. Included in the combined 2007 net loss was $31.4 million attributable to special event bonuses.

Currency translation adjustment of $.2 million primarily relates to our company-owned store in Canada and our consolidated joint venture in India.

2007 compared to 2006

The following table sets forth the information concerning revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments.

	Company Owned Restaurants(1)	Franchise Restaurants	Totals
	(In thousands)
1/1/07 – 1/30/07 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating loss before unallocated costs	$(28,235)	$594	$(27,641)

Unallocated costs and expenses (2)			2,445

Operating loss (3)			$(30,086)

1/31/07-12/30/07 (Successor)
Total revenue	$319,342	$14,543	$333,885

Operating income before unallocated costs	$42,310	$10,168	$52,478

Unallocated costs and expenses (2)			19,407

Operating income			$33,071

2007 (Combined)
Total revenue	$343,259	$15,536	$358,795

Operating income before unallocated costs	$14,075	$10,762	$24,837

Unallocated costs and expenses (2)			21,852

Operating income (3)			$2,985

2006 (Predecessor)
Total revenue	$335,610	$14,193	$349,803

Operating income before unallocated costs	$56,086	$10,047	$66,133

Unallocated costs and expenses (2)			28,154

Operating income			$37,979

(1)	Total revenue includes restaurant sales in the Successor period and restaurant sales and real estate revenues in the Predecessor periods.
(2)	Represents certain general and administrative expenses that are not allocated by segment.
(3)	2007 combined and predecessor includes $31.4 million related to the special event bonuses.

Sales by QSR and consolidated other concept restaurants increased 2.8% to $342.9 million for combined 2007 from $333.5 million for 2006. The increase in sales is due to comparable unit sales increase of 1.5% in our QSR restaurants and new store openings.

Franchise related revenues increased 9.2% to $15.5 million for combined 2007 compared to $14.2 million for 2006. The increase in revenues is due to comparable unit sales increase of 4.3% for domestic locations and 6.7% for international locations and new store openings.

Cost of food and paper products as a percentage of restaurant sales increased to 20.5% for combined 2007 from 19.3% in 2006. The cost of cheese in 2007 averaged approximately $1.95 per pound compared to an average of approximately $1.44 per pound for 2006. This $.51 per pound increase in cheese costs accounted for $4.1 million or 1.2% of the total percentage restaurant sales increase.

Payroll and other employee benefits as a percentage of restaurant sales remained relatively flat at 26.9% for combined 2007 compared to 26.6% in 2006.

Other operating costs as a percentage of restaurant sales also remained relatively flat at 34.5% for combined 2007 compared to 34.1% in 2006.

Other income, net decreased by $1.2 million in combined 2007 compared to 2006 due to a decline in rebates we received based on franchisees’ levels of purchases.

Depreciation and amortization expense increased to $18.6 million for combined 2007 compared to $16.6 million in 2006. $1.6 million of the increase is attributable to the amortization of a franchise agreement intangible related to the Merger and an additional $1.6 million increase is attributable to depreciation for new stores opened in combined 2007 and the full year effect of new stores opened in 2006. These were partially offset by $.6 million decrease for a building that we transferred to a company owned by certain of our former shareholders and a $.5 million decrease due to the fair value adjustment to property plant and equipment related to the Merger.

General and administrative expenses were $26.7 million in combined 2007 compared to $32.3 million in 2006. Expenses of $2.9 million in 2006 which related to our former shareholders were eliminated as a result of the Merger. An additional $2.8 million was included in 2006 relating to a long-term special incentive award that was terminated in connection with the Merger and was not paid. We paid MidOcean management fees of $.9 million in combined 2007. Additionally, there was approximately $.6 million in 2007 of severance charges primarily relating to a management realignment. The remaining decrease is primarily due to $1.6 million of corporate bonus in 2006 and none in 2007.

In 2007, in connection with the Merger, special event bonuses paid were $31.4 million.

Interest expense of $31.4 million in combined 2007 is primarily related to the Senior Notes and the Term Loan under our Senior Credit Facilities. Included in interest expense in 2007 was the amortization of deferred financing costs for Senior Notes and the Term Loan of $1.0 million. Interest expense of $30.8 million in 2006 related to the 11%, $255 million senior notes (“11% Notes”) and the 8.4%, $16 million mortgage loan on our corporate headquarters. In connection with the Merger, the 11% Notes were redeemed and the mortgage loan and interests in the building were transferred to a company owned by certain of our former shareholders.

Interest income was $.6 million in combined 2007 compared to $2.7 million in 2006. The decrease was due to lower average cash balances in 2007.

In 2006, equity in the net income of unconsolidated affiliates represented our proportionate share of earnings and losses in those other concept restaurants in which we have a 50% or less ownership interest. In connection with the Merger, our interests in these unconsolidated affiliates were transferred to a company owned by certain of our former shareholders.

In our Successor period after January 31, 2007, we are taxed as a C Corporation. Income tax expense was $2.0 million in combined 2007. Our effective tax rate was 43.8% for the period. Prior to January 31, 2007, we were taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions. Under the provisions of Subchapter S, substantially all taxes on our income were paid by our former shareholders rather than by the company. The Company’s net tax expense was $.6 million in 2006.

Liquidity and Capital Resources

Principal Cash Requirements and Sources

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Merger, and from funding our costs of operations, working capital and capital expenditures. Cash flow generated during our fourth quarter is critical to achieving positive annual operating cash flow. Adverse macroeconomic factors, including reduced mall traffic during the holiday shopping season and a decline in consumer spending among other factors, negatively impacted achieving our projected operating cash flow. Additionally, we experienced pressures relating to increased fuel costs and increased commodity costs, particularly cheese and flour.

Our ability to borrow funds under our revolver is subject to our compliance with our debt covenant requirements. Prior to the amendment to our Senior Credit Facilities, such covenants included a interest coverage ratio and a total leverage ratio. As of year end, we were in violation of our total net leverage ratio covenant under the credit agreement governing our Senior Credit Facilities. On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of our Term Loan by entering into the new Second Lien Facility (defined and discussed below), permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, and replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant (see Senior Credit Facilities), increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year.

In response to the economic downturn in 2008, we began to implement aggressive strategic initiatives to reduce costs and improve our liquidity. These initiatives, which will be on-going, include closing unprofitable stores, renegotiating store lease terms, reducing headcount, revisions to our recipes without affecting our customers, as well as other expense controls. We believe these actions will enhance our liquidity going forward and will enable us to be in compliance with our debt covenants under the amendment and that cash generated from operations, together with cash on hand and amounts available under the Senior Credit Facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next year and beyond. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Based upon our cash balance of $38 million at December 28, 2008 and our 2009 business plan, we believe that cash flows generated from operations during 2009 along with our cash on hand and borrowings available under our revolver ($1 million) will be sufficient for us to meet our debt service requirements, fund working capital and capital expenditures.

We estimate that our annual cash interest expense under the Senior Notes and the Senior Credit Facilities will be approximately $27 million under the amended Senior Credit Facilities, assuming a 2% LIBOR rate. Borrowings under the Second Lien Facility bears interest at 15% per annum payable quarterly in arrears. The Second Lien Facility provides for no amortization of principal. Interest is payable quarterly as follows: (i) prior to the third anniversary, interest is only payable in kind and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00. Please see our discussion below regarding our Senior Credit Facilities which has been amended subsequent to year end and our new Second Lien Facility.

The amended Senior Credit Facilities require us to prepay outstanding borrowings, subject to certain exceptions, with (a) 75% of our annual excess cash flow; (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) if we do not commit to reinvest such proceeds in accordance with the terms of the Senior Credit Facilities within 365 days of the event giving rise thereto (or, to the extent we have entered into a commitment to reinvest such proceeds within such time period to the extent such amounts are actually reinvested, within six months of the expiration of such 365 days); and (c) 100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Senior Credit Facilities. The prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, satisfies our quarterly obligation for further principal amortization payments on our Senior Credit Facilities. We are not required to make principal payments, absent the occurrence of certain events, on our Senior Notes until they mature in 2015. In 2008, we purchased four QSR locations for approximately $1.3 million and we repaid $1.8 million in principal per the terms of our Term Loan. On October 17, 2008 and November 18, 2008, we borrowed $8 million and $12 million respectively under our senior secured revolving facility. As of March 30, 2009, the remaining borrowing availability was $1 million. We believe that aggregate capital expenditures for 2009 will approximate $11 million which we expect will be funded with operating cash. Based upon our projected cash requirements for operations, we believe we have adequate resources to fund operations, working capital needs, capital expenditures, debt servicing requirements and other cash needs for the next twelve months based upon current cash balances and the availability under the revolving credit facility. If necessary, we may adjust the rate of capital expenditures, acquisitions, or the timing and magnitude of other controllable expenditures to meet such requirements. Refer below to information regarding our Senior Credit Facilities which has been amended subsequent to year end.

As of March 30, 2009 the credit ratings are as follows:

Credit Rating Agency	Senior Credit Facility	10.375% Senior Notes	Corporate
Standard and Poors	CC	C	CC
Moody’s	Caa2	C	Ca

Contractual Obligations

The following table presents our contractual obligations as of December 28, 2008:

Dollars in millions	2009	2010	2011	2012	2013	Thereafter	Total
10.375% senior notes (1)	$—	$—	$—	$—	$—	$150.0	$150.0
Senior credit facility (2)	3.9	—	—	—	—	196.4	200.3
Estimated Interest on long-term debt (2)	24.6	26.5	27.8	28.7	29.5	17.9	155.0
Letters of credit (3)	4.0	—	—	—	—	—	4.0
Operating leases (4)	78.4	73.9	68.6	64.3	59.8	175.5	520.5
Due to former shareholders(5) and other liabilities	3.0	2.8	7.6	1.7	.2	1.1	16.4

	$113.9	$103.2	$104.0	$94.7	$89.5	$540.9	$1,046.2

(1)	There are no principal repayment obligations under the Senior Notes until 2015.

(2)

The estimated interest on long-term debt is prior to the March 26, 2009 amendment to the Senior Credit Facilities. The amendment permitted the Company to enter into the new Second Lien Facility, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand. Interest on the Second Lien Facility is payable quarterly as follows: (i) prior to the third anniversary, interest is only payable in kind and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00.

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

(5)

Primarily represents the remaining amount we agreed to pay the former shareholders for any incremental tax benefit of deductions generated by the repurchase of our 11% Notes or payment of the special event bonuses. The payment is due within 15 days of the filing of the U.S. tax return that claims these additional deductions.

See Note 12 Subsequent Events to our Consolidated Financial Statements included in this Report for additional information related to the revised credit agreement.

Historically, we had not purchased or entered into interest rate swaps or other instruments designed to hedge against changes in interest rates, the price of commodities we purchase or the value of foreign currencies. We have, and sometimes will, enter into short term fixed rate contracts for some products we purchase. Subsequent to the Merger, we entered into an Interest Rate Cap Letter Agreement with a bank for a portion of our Senior Credit Facility. This agreement caps our LIBOR rate at 6.00% through February 2009 and at 6.50% through February 2010.

Senior Credit Facilities

In connection with the Merger, we entered into senior secured credit facilities. The senior secured credit facilities originally provided for loans of $208.0 million under a $183.0 million senior secured term loan facility (the “Term Loan”) and a $25.0 million senior secured revolving facility (the “Revolving Facility,” and collectively with the Term Loan, the “Senior Credit Facilities”). The Revolving Facility also provides for the issuance of letters of credit not to exceed $10.0 million at any one time outstanding and swing line loans not to exceed $5.0 million at any one time outstanding.

In connection with the Merger, we borrowed the entire $183.0 million available under the Term Loan. On October 17, 2008 and November 18, 2008, we borrowed $8.0 million and $12.0 million, respectively, under the Revolving Facility. Additionally, as of December 28, 2008, there were $4.0 million in letters of credit outstanding. The letters of credit were issued instead of cash security deposits under our operating leases or to guarantee construction costs of our locations, and for run-out claims under our medical plan. As a result, as of December 28, 2008, our remaining borrowing availability under the Senior Credit Facilities was $1.0 million.

On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of the Term Loan by entering into new Second Lien Facility (defined and discussed below), waived a breach of our total net leverage ratio covenant for the fiscal quarter ending December 28, 2008, permanently replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million, and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year.

EBITDA, as calculated under our bank credit agreement, includes certain additional adjustments as disclosed in our Senior Credit Facility amendment. Our EBITDA in accordance with our bank credit agreement for the year ended December 28, 2008 was $43.7 million. Our minimum last twelve months EBITDA covenant at the end of the quarter under our amended bank credit agreement is as follows:

Through Third quarter 2009	$38 million
Fourth quarter 2009 – Third quarter 2010	$40 million
Fourth quarter 2010 – Third quarter 2011	$43 million
Fourth quarter 2011 – Third quarter 2012	$48 million
Fourth quarter 2010 – Third quarter 2013	$53 million
December 29, 2013 until maturity	$60 million

The maximum capital expenditure covenant limits our capital spend on a last twelve month basis to an annual spend of $12 million in 2009 and 2010, and an annual spend of $14 million in 2011 and 2012 and $15 million thereafter.

The Term Loan matures in 2014 and the Revolving Facility is scheduled to terminate and come due in 2013.

In general, borrowings under the Senior Credit Facilities bear interest based, at our option, at either a LIBOR rate or an alternate base rate (“ABR”), in each case plus a margin. Our rate of interest for borrowings under the Senior Credit Facilities, as amended, is LIBOR plus 4.50% or ABR plus 3.50%. In addition to paying interest on outstanding principal under the Senior Credit Facilities, we are also required to pay an unused line fee to the lenders with respect to the unutilized revolving commitments at a rate that shall not exceed 50 basis points per annum.

Our obligations under the Senior Credit Facilities are unconditionally and irrevocably guaranteed by our domestic subsidiaries. In addition, the Senior Credit Facilities are secured by first priority perfected security interests in substantially all of our and our domestic subsidiaries’ capital stock, and up to 65% of the outstanding capital stock of our foreign subsidiaries.

The credit agreement governing the Senior Credit Facilities contains certain events of default and restrictive covenants which are customary with respect to facilities of this type, including limitations on the incurrence of additional indebtedness, dividends, investments, repayment of certain indebtedness, sales of assets, liens, mergers and transactions with affiliates. In addition, the credit agreement, as amended, requires compliance with certain financial and operating covenants, including a minimum EBITDA covenant and a maximum capital expenditure covenant.

See Note 7 – Long Term Debt and Note – 12 – Subsequent Events to our Consolidated Financial Statements for additional information regarding the March 26, 2009 amendment to the Senior Credit Facilities.

Second Lien Facility

On March 26, 2009, we entered into a new Second Lien Facility. The Second Lien Facility provides for a $25.5 million secured term loan facility. The loan under the Second Lien Facility was made by Column Investments S.a.r.l., an affiliate of MidOcean. In connection with closing the Second Lien Facility, we borrowed the entire $25.5 million available under the facility which provided for cash proceeds of $25.0 million (representing a 1.96% discount). The Second Lien Facility matures in 2014.

Borrowings under the Second Lien Facility bears interest at 15% per annum payable quarterly in arrears. The Second Lien Facility provides for no amortization of principal. Interest is payable quarterly as follows: (i) prior to the third anniversary, interest is only payable in kind and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00.

Our obligations under the Second Lien Facility is unconditionally and irrevocably guaranteed by our domestic subsidiaries. In addition, the Second Lien Facility is secured by a second priority perfected security interest in substantially all of our and our domestic subsidiaries’ capital stock, and up to 65% of the outstanding capital stock of our foreign subsidiaries.

The credit agreement governing the Second Lien Facility contains certain events of default and restrictive covenants which are customary with respect to facilities of this type, including limitations on the incurrence of indebtedness, dividends, investments, prepayment of certain indebtedness, sales of assets, liens, mergers and transactions with affiliates. In addition, the credit agreement contains (i) cross-acceleration provisions tied to the Senior Credit Facilities and cross-default provisions tied to the Senior Notes and (ii) compliance with certain financial and operating covenants, including a minimum EBITDA covenant and a maximum capital expenditure covenant, which are based on the covenants contained in the Senior Credit Facilities with less restrictive thresholds by approximately 15%. The credit agreement also contains a make-whole provision for any prepayment prior to the scheduled maturity date.

In connection with the closing of the Second Lien Facility, Holdings issued immediately exercisable warrants to certain MidOcean entities to acquire 5% of Holdings Class A Units issued and outstanding on the dates of exercise. The warrants were issued in connection with the credit agreement governing the Second Lien Facility.

See Note 7 – Long Term Debt and Note – 12 – Subsequent Events to our Consolidated Financial Statements for additional information regarding the new Second Lien Facility.

Indenture:

In connection with the Merger, we issued $150.0 million of senior notes at 10.375% due 2015 (“Senior Notes”). The interest is payable on February 1 and August 1 of each year.

The Senior Notes are senior unsecured obligations of ours and are guaranteed by all of our current and future domestic subsidiaries and rank equally in right of payment with all existing and future senior indebtedness of ours. The Senior Notes are effectively subordinated to all secured indebtedness of ours to the extent of the collateral securing such indebtedness, including the Senior Credit Facilities and Second Lien Facility (both defined above). In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have prior claim to those of our assets that constitute their collateral. The Senior Notes are structurally subordinated to all existing and future indebtedness, claims of holders of preferred stock and other liabilities of our subsidiaries that do not guarantee the Senior Notes. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims in full from the assets of those subsidiaries before any assets are made available for distribution to us. The Senior Notes are senior in right of payment to any future subordinated obligations of ours.

The indenture governing the notes contains certain events of default and restrictive covenants which are customary with respect to non-investment grade debt securities, including limitations on the incurrence of additional indebtedness, dividends, repurchases of capital stock, sales of assets, liens, mergers and transactions with affiliates. The indenture has an acceleration provision if we are in default of our debt covenants for our Senior Credit Facilities or Second Lien Facility.

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital as at the end of our two latest years and the sources and uses of our cash flows during those two years (in millions):

	Year Ended 2008	Period Jan 31- Dec 30, 2007	Period Jan 1- Jan 30, 2007
	(Successor)	(Successor)	(Predecessor)
Liquidity at year end
Cash and cash equivalents	$38.3	$28.9
Working capital	$.7	$(4.9)

Net cash flows
Provided by (used in) operating activities	$10.7	$40.4	$(5.3)
Used in investing activities	$(19.2)	$(209.6)	$(1.7)
Provided by (used in) financing activities	$17.9	$198.1	$(70.6)

Net increase (decrease) in cash	$9.4	$28.9	$(77.6)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations. Based upon our cash balance of $38 million at December 28, 2008 and our 2009 business plan, we believe that cash flows generated from operations during 2009 along with our cash on hand and borrowings available under our revolver ($1 million) will be sufficient for us to meet our debt service requirements, fund working capital and capital expenditures.

Net cash provided by operating activities was $10.7 million in 2008 as compared to $40.4 million in Successor 2007. The decrease in 2008 as compared to Successor 2007 was primarily due to a net loss offset by an increase in non cash adjustments, combined with a decrease in accrued interest payable.

Net cash used in operating activities was $5.3 million in our Predecessor period January 1 through January 30, 2007 was primarily due to a decrease in accounts payable and accrued expenses after considering effects of the Merger.

Net cash used in investing activities was $19.2 million for 2008. This was primarily for capital expenditures for restaurant openings and renovation activities. The net cash used in investing activities in Successor 2007 primarily represents the $188.0 million net cash paid for the Merger, capital expenditures of $16.3 million and the buy back of franchise locations and other locations of $5.1 million. Net cash used in investing activities was $1.7 million for the Predecessor 2007, primarily for capital expenditures.

Net cash provided by financing activities was $17.9 million for 2008. This primarily represents $20 million of revolver borrowing offset by $1.8 repayment of Term Loan. Net cash provided by financing activities was $198.1 million for the Successor 2007. The net cash represents proceeds from injected capital, the proceeds from the new debt, debt issue costs, and paydown of the old debt. Net cash used in financing activities for the Predecessor 2007 of $70.6 million primarily represents dividends to our former shareholders net of repayments of officer loans.

Recent Accounting Pronouncements

SFAS 157:

In September 2006, FASB issued Statement SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The FASB issued FSP 157-1 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. In February 2008, the FASB issued FSP 157-2 to allow a one-year deferral of adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB issued FSP 157-3 which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial assets is not active. This FSP is effective immediately. We elected to defer adoption of SFAS No. 157 for non-financial assets and non-financial liabilities and we do not currently anticipate that full adoption in 2009 will materially impact our consolidated financial statements. We evaluated SFAS No. 157 and determined that the adoption of the provisions effective December 31, 2007 did not have a material effect on our consolidated financial statements.

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

SFAS 141 (R):

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which is effective for annual periods beginning on or after December 15, 2008. In FAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date for value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after December 29, 2008.

SFAS 160:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS No. 160”) which is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interest of the parent company and the interest of the noncontrolling interest holder. The Company will present non controlling interests (currently shown as minority interest) as a component of equity on the consolidated income statement. The Company does not expect the adoption of SFAS No. 160 to have any other material impact on our consolidated financial statements.

Critical Accounting Policies and Judgments

Our accounting policies are discussed in Note 1 – Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this report. Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Accounting policies often require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Due to their nature, estimates involve judgments based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. Accounting policies whose application may have the most significant effect on our reported results of operations and financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position are listed below:

SFAS No. 5, “Accounting for Contingencies.” Pursuant to SFAS No. 5, in the past we have made, and we intend in the future to make, decisions regarding the accounting for legal matters based on the status of the matter and our best estimate of the outcome (we expense defense costs as incurred). This requires management to make judgments regarding the probability and estimated amount of possible future contingent liabilities, especially, in our case, legal matters. However, especially if a matter goes to a jury trial, our estimate could be inaccurate since our estimates are based, in large part, on our experience in settling matters. In our judgment, we believe that our reserve of approximately $.7 million for outstanding legal actions is adequate.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to test annually and periodically assess whether there has been an impairment of goodwill or other indefinite lived intangible assets. Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

As a result of the global economic downturn, reductions to our revenue, operating income, and cash flow forecasts, and a significant reduction in our fair market value, we determined that the goodwill related to our franchise reporting unit was impaired. As a result, the Company recorded an impairment charge of $8.5 million for the franchise segment, which reduced our goodwill carrying value to $6.7 million for the franchise segment as of December 28, 2008. The fair value of the company owned segment was greater than its carrying value, and therefore no impairment was recorded

Fair value was determined by using the income approach (discounted cash flow approach) and was deemed to be the most indicative of the Company’s fair value and is consistent in principle with the methodology used for goodwill evaluation in the prior year. The fair value based upon the income approach is also analyzed for reasonableness compared to the fair value based upon the market approach. Under the discounted cash flow approach, we determined fair value based on estimated future cash flows discounted at a rate commensurate with the Company’s risk characteristics of a reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.

We perform an annual impairment test on our trademarks and other indefinite lived intangible assets annually or more frequently if impairment indicators exist. We completed our annual test for impairment value of trademarks, franchise relationships and franchise right acquired by using the income approach which projects the present value of future cash flows attributable to these assets.

We impaired $53.0 million of trademark and $7 million for franchise relationships for the year ended December 28, 2008. The fair value of the franchise rights acquired exceeded their carrying value, and therefore no impairment was recorded.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing during the period ended December 28, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved, we may be required to record additional impairment charges in future periods, whether in connection with our next annual impairment testing in the fourth quarter 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires judgments regarding future operating or disposition plans for marginally performing assets. We evaluate our long-lived assets for impairment by asset group, where appropriate or on an individual restaurant level on an annual basis, or whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable, including our business judgment of when to close underperforming units. Certain assets at restaurants where we have leases with common mall landlord/owner relations, are evaluated as an asset group as cash flows from these assets are not individually independent enabling us to better estimate projected cash flows in a manner more consistent with the way we view our mall relationships. When any such impairment exists, the related assets are written down to their fair value.

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

SFAS 13, “Accounting for Leases”, establishes standards of financial accounting for leases. Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred rent. Any lease incentives received by the Company are deferred over the same period as the lease and amortized on straight-line basis over the life of the lease as a reduction of rent expense. We calculate deferred rent based on the lease term from when we obtain access or control over the leased property. Rent expense accrued during the construction period was capitalized as part of the cost of leasehold improvements until October 2005. As a result of FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period”, we now expense rent during the construction phase. The length of time from when we take possession of property for our QSR restaurants and when our restaurant opens is normally 90 days as compared to our normal lease terms often years.

SFAS No. 109, “Accounting for Income Taxes” requires us to record valuation allowances against our deferred tax assets, when necessary. Realization of deferred tax assets is dependent on future taxable earnings and therefore requires judgment. We assess the likelihood that our deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets do not include future tax benefits that we deem likely not to be realized. In 2008, we recorded a valuation allowance of $35.0 million as we believe it is more likely than not that our net operating loss carryforward, foreign tax credit carryforward and other deferred tax assert will not be realized.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain risks, which exist as part of our ongoing business operation.

We have not purchased future, forward, option or other instruments to hedge against fluctuations in the prices of the commodities. As a result, our future commodities purchases are subject to changes in the prices of such commodities. We have entered and sometimes will enter into short term, fixed rate contracts for some products we purchase.

Interest Rate Risk

We currently invest our cash on hand in FDIC insured overnight cash management savings accounts earning interest based on the 91 day Treasury bill rates or FDIC insured overnight money market savings accounts. The indenture governing the Senior Notes limits the nature of our investments to those of lower risk. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.

The interest rate on borrowings under the Senior Credit Facilities is floating and, therefore, is subject to fluctuations. In general, borrowings under the Senior Credit Facilities bear interest based, at our option, at either a LIBOR rate or an alternative base rate (“ABR”), in each case plus a margin. Currently, our rate of interest for borrowings under the Senior Credit Facilities, as amended, is LIBOR plus 4.50% or ABR plus 3.50%. A 1% change in our current rate would have an annual effect of approximately $1.7 million. Subsequent to the Merger, we entered into an Interest Rate Cap Letter Agreement with a bank for a portion of the Senior Credit Facilities. This agreement caps our LIBOR rate at 6.00% through February 2009 and at 6.50% through February 2010.

Foreign Exchange Rate Risk

All of our transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, thereby reducing the risks in the changes of the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.

Item 8.	Financial Statements And Supplementary Data

Index

Page
Reports of Independent Registered Public Accounting Firms	34
Consolidated Balance Sheets as of December 28, 2008 (Successor) and December 30, 2007 (Successor)	37
Consolidated Statements of Operations for the year ended December 28, 2008 (Successor) and for the period January 31 through December 30, 2007 (Successor) and the period January 1 through January 30, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor)	39
Consolidated Statements of Shareholders’ Equity for the year ended December 28, 2008 (Successor) and for the period January 31 through December 30, 2007 (Successor), and the period January 1 through January 30, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor)	40
Consolidated Statements of Cash Flows for the year ended December 28, 2008 (Successor) and for the period January 31 through December 30, 2007 (Successor) and the period January 1 through January 30, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor)	41
Notes to Consolidated Financial Statements	43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sbarro, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sbarro, Inc. and its subsidiaries at December 28, 2008 and December 30, 2007 and the results of their operations and their cash flows for the year ended December 28, 2008 and the eleven months ended December 30, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the year ended December 28, 2008 and the eleven month period ended December 30, 2007 listed in the index appearing under item 15(a) (2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statements schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 30, 2009

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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sbarro, Inc.

Melville, New York

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Sbarro, Inc. and subsidiaries for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Sbarro, Inc. and subsidiaries for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

Melville, New York
March 28, 2007

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	December 28, 2008	December 30, 2007
Current assets:
Cash and cash equivalents	$38,286	$28,867
Receivables, net of allowance for doubtful accounts of $446 at December 28, 2008:
Franchise	3,845	2,938
Other	4,358	4,552

	8,203	7,490
Inventories	3,083	3,056
Prepaid expenses	2,953	3,480
Deferred tax asset	—	2,331

Total current assets	52,525	45,224
Property and equipment, net	65,640	65,343
Intangible assets:
Goodwill	201,460	211,236
Trademarks	195,000	248,000
Other intangible assets	23,539	31,996
Deferred financing costs, net	8,934	10,069
Deferred tax asset	—	23,850
Other assets	1,080	1,053

Total assets	$548,178	$636,771

See notes to consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(CONTINUED)

	December 28, 2008	December 30, 2007
Current liabilities:
Accounts payable	$11,621	$8,586
Accrued expenses	24,895	22,584
Accrued interest payable	7,291	7,745
Due to former shareholders	2,993	6,200
Taxes payable on behalf of former shareholders	—	2,072
Insurance premium financing	1,087	1,101
Current portion of debt	3,958	1,830

Total current liabilities	51,845	50,118
Deferred rent	5,189	3,587
Deferred tax liability	87,238	107,130
Due to former shareholders and other liabilities	13,378	10,052
Long-term debt	346,297	330,255

Commitments and contingencies
Shareholders’ equity:
Common stock
Authorized 1,000 shares; $.01 par value issued and outstanding 100 shares at December 28, 2008 and December 30, 2007	—	—
Additional paid-in capital	133,000	133,000
Currency translation adjustments	175	—
Advances to MidOcean SBR Holdings	(305)	—
(Accumulated deficit) retained earnings	(88,639)	2,629

Total shareholder’s equity	44,231	135,629

Total liabilities and shareholder’s equity	$548,178	$636,771

See notes to consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	For the Fiscal Year Ended December 28, 2008	For the period January 31 through December 30, 2007	For the period January 1 through January 30, 2007	For the Fiscal Year Ended December 31, 2006
	SUCCESSOR	SUCCESSOR	PREDECESSOR	PREDECESSOR
Revenues:
Restaurant sales	$343,323	$319,342	$23,594	$333,538
Franchise related income	15,841	14,543	993	14,193
Real estate	—	—	323	2,072

Total revenues	359,164	333,885	24,910	349,803
Costs and expenses:
Cost of food and paper products	77,675	66,036	4,308	64,331
Payroll and other employee benefits	95,540	85,563	6,762	88,611
Other operating costs	125,050	109,526	8,839	113,695
Other income, net	(4,498)	(2,860)	(497)	(4,553)
Depreciation and amortization	17,094	17,349	1,272	16,561
General and administrative	29,449	23,842	2,843	32,296
Special event bonuses	—	—	31,395	—
Goodwill & other intangible asset impairment	68,475	—	—	—
Asset impairment, restaurant closings/remodels	3,814	1,358	74	883

Total costs and expenses, net	412,599	300,814	54,996	311,824

Operating (loss) income	(53,435)	33,071	(30,086)	37,979

Other (expense) income:
Interest expense	(28,408)	(28,879)	(2,570)	(30,783)
Interest income	171	485	108	2,733

Net other expense	(28,237)	(28,394)	(2,462)	(28,050)

(Loss) income before income taxes and minority interest	(81,672)	4,677	(32,548)	9,929

Income tax expense	9,353	2,048	44	644

(Loss) income before minority interest	(91,025)	2,629	(32,592)	9,285

Equity in net (loss) income of unconsolidated affiliates	(243)	—	12	573

Net (loss) income	$(91,268)	$2,629	$(32,580)	$9,858

See notes to consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional paid-in capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Number of Shares	Amount
Predecessor
Balance at January 1, 2006	7,064,328	$71	$10	$67,817	$—	$67,898
Net income	—	—	—	9,858	—	9,858

Balance at December 31, 2006	7,064,328	71	10	77,675	—	77,756
Net loss	—	—	—	(32,580)	—	(32,580)

Balance at January 30, 2007	7,064,328	71	10	45,095	—	45,176

Successor
Equity contribution	100	—	133,000	—	—	133,000
Net income	—	—	—	2,629	—	2,629

Balance at December 30, 2007	100	—	133,000	2,629	—	135,629
Components of comprehensive income:
Net loss	—	—	—	(91,268)	—	(91,268)
Currency translation adjustments	—	—	—	—	175	175

Comprehensive income						(91,093)
Advance to MidOcean SBR Holdings	—	—	(305)	—	—	(305)

Balance at December 28, 2008	100	—	$132,695	$(88,639)	$175	$44,231

See notes to consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 28, 2008	For the period January 31 through December 30, 2007	For the period January 1 through January 30, 2007	For the year ended December 31, 2006
	SUCCESSOR	SUCCESSOR	PREDECESSOR	PREDECESSOR
Operating Activities:
Net (loss) income	$(91,268)	$2,629	$(32,580)	$9,858
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Goodwill and intangible asset impairment charges	68,475	—	—	—
Depreciation and amortization	17,094	17,349	1,272	16,561
Amortization of deferred financing costs	1,133	960	112	1,341
Provision for doubtful accounts receivable	486	—	—	40
Increase (decrease) in deferred rent, net of tenant allowance	2,094	1,603	(117)	(347)
Asset impairment and restaurant closings/remodels	3,814	1,358	74	883
Change in deferred income taxes, net	8,944	885	—	—
Gain on sale of restaurant property and equipment	—	—	—	(180)
Equity in net loss (income) of unconsolidated affiliates	243	—	(12)	(573)
Changes in operating assets and liabilities, net of effects of merger:
(Increase) decrease in receivables	(1,688)	1,488	394	(2,047)
Decrease (increase) in inventories	105	(142)	319	(354)
Decrease (increase) in prepaid expenses	304	940	(1,434)	1,148
(Increase) decrease in other assets	(303)	2,767	871	345
Increase in accounts payable and accrued expenses	1,738	2,797	23,474	3,678
(Decrease) increase in accrued interest payable	(455)	7,745	2,337	42

Net cash provided by (used in) operating activities	10,716	40,379	(5,290)	30,395

Continued

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Continued

	For the year ended December 28, 2008	For the period January 31 through December 30, 2007	For the period January 1 through January 30, 2007	For the year ended December 31, 2006
	SUCCESSOR	SUCCESSOR	PREDECESSOR	PREDECESSOR
Investing Activities:
Purchases of property and equipment	(17,632)	(16,327)	(1,691)	(16,350)
Purchases of franchises and other locations	(1,261)	(5,090)	—	—
Investment in joint ventures	(269)	(380)	—	—
Proceeds from sale of restaurant property & equipment	—	—	—	1,433
Contributions from partners to joint ventures	—	200	—	250
Cash paid for merger, net of cash acquired	—	(188,000)	—	—

Net cash used in investing activities	(19,162)	(209,597)	(1,691)	(14,667)

Financing Activities:
Proceeds from shareholders for issuance of common stock	—	133,000	—	—
Proceeds from secured term loan	20,000	183,000	—	—
Proceeds from senior notes	—	150,000	—	—
Paydown of Predecessor’s notes	—	(267,000)	—	—
Repayment of secured term loan	(1,830)	(915)	—	—
Advances to MidOcean SBR Holdings	(305)	—	—	—
Mortgage principal repayments	—	—	(17)	(198)
Dividends to sellers	—	—	(76,159)	—
Repayment of loans by officers	—	—	5,530	8

Net cash provided by (used in) financing activities	17,865	198,085	(70,646)	(190)

Increase (decrease) in cash and cash equivalents	9,419	28,867	(77,627)	15,538
Cash and cash equivalents at beginning of period	28,867	—	88,627	73,089

Cash and cash equivalents at end of period	$38,286	$28,867	$11,000	$88,627

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$318	$370	$—	$1,025
Cash paid during the period for interest	$27,572	$20,072	$10,793	$29,314

Supplemental non-cash investing activities:

On January 30, 2007, the Company transferred its interest of $5.6 million in certain non-core assets to a newly-formed company owned by certain of our former shareholders as a dividend.

Supplemental non-cash financing activities:

We entered into a non-cash insurance insurance premium financing agreement for $3.0 million , $3.5 million and $3.3 million in June 2008, June 2007, and June 2006 respectively.

See notes to consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.	Description of business and summary of significant accounting policies:

Basis of financial statement presentations:

The consolidated financial statements include the accounts of Sbarro, Inc., its wholly-owned subsidiaries and the accounts of those joint ventures of which we are the primary beneficiary (together, “we,” “our,” “us,” or “Sbarro”). All significant intercompany accounts and transactions have been eliminated. As a result of the Merger, (see below), we are required to present our results for 2007 as two separate periods. Our Predecessor financial period refers to the period from January 1 through January 30, 2007 which was prior to consummation of the Merger. Our Successor financial period refers to the period from January 31 through December 30, 2007 following consummation of the Merger.

Overview

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

MidOcean owns approximately 76% of Holdings and thus acquired control of the Company in the Merger. Certain of our senior managers acquired approximately 5% of the outstanding equity of Holdings in connection with the Merger, with the balance of the equity of Holdings being owned by other investors.

The following table sets forth the number of Sbarro restaurants in operation as of:

	December 28, 2008	December 30, 2007	December 31, 2006
Company-owned	509	506	485
Franchised	566	524	478
Joint venture	16	7	—

All restaurants	1,091	1,037	963

Liquidity

We are influenced by general economic conditions. In 2008, particularly in the fourth quarter, we experienced operating cash flow declines resulting in operating cash flow 38% less than fiscal 2007. Cash flow generated during our fourth quarter is critical to achieving positive annual operating cash flow. Adverse macroeconomic factors, including reduced mall traffic during the holiday shopping season and a decline in consumer spending among other factors, negatively impacted our projected operating cash flow. Additionally, we experienced pressures related to increased fuel costs and increased commodity costs, particularly cheese and flour.

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Merger, and from funding our costs of operations, working capital and capital expenditures. Our ability to borrow funds under our revolver was subject to our compliance with our debt covenant requirements. Prior to the amendment to our Senior Credit Facilities, such covenants included a interest coverage ratio and a total net leverage ratio. As of year end, we were in violation of our total net leverage ratio covenant our the credit agreement governing our Senior Facilities. On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of our Term Loan by entering into a new Second Lien Facility (defined and discussed in Note 12 Subsequent Events), permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million, and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year.

In response to the economic downturn in 2008, we began to implement aggressive strategic initiatives to reduce costs and improve our liquidity. These initiatives, which will be on-going, include closing unprofitable stores, renegotiating store lease terms, reducing headcount, revisions to our recipes without affecting our consumers, as well as other expense controls. We believe these actions will enable us to be in compliance with our debt covenants and that cash generated from operations, together with cash on hand of $38.3 million and amounts available under the Senior Credit Facilities ($1 million) will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next year and beyond. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Cash and cash equivalents:

Cash and cash equivalents represent funds invested in overnight and highly liquid money market accounts with a maturity of three months or less at the time of purchase. Cash and cash equivalents at the end of 2008 and 2007 were $38 million and $29 million, respectively.

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

Capitalized costs:

We have elected to account for construction costs in a manner similar to SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” We capitalize costs clearly associated with the acquisition, development, design and construction of new locations as these costs have a future benefit to the projects. The types of specifically identifiable costs capitalized by the Company are primarily consulting, payroll, payroll related taxes and benefit costs incurred. If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the accompanying Consolidated Statements of Operations. The Company capitalized $.4 million, $.5 million, and $.3 million of costs related to the development of Company-owned stores for 2008 and 2007 and 2006, respectively.

Intangible assets:

Intangible assets consist of our goodwill, trademarks, franchise relationships and franchise agreements. Intangible asset values were determined based on a fair value allocation of the purchase price from our Merger and were deemed to be indefinite lived intangible assets with the exception of franchise agreements which will be amortized over the estimated remaining life of these franchises agreements. For purposes of our annual goodwill impairment test, one reporting unit is comprised of the operating activities of the company-owned QSR restaurants and other concept restaurants. The other reporting unit is comprised of the franchised operations which offer franchise opportunities worldwide for qualified operators to conduct business under the Sbarro name. Goodwill was allocated to each of these two reporting units based on the fair value of the reporting units. Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

As a result of the global economic downturn, reductions to our revenue, operating income, and cash flow forecasts, and a significant reduction in our fair market value, we determined that the goodwill related to our franchise reporting unit was impaired. As a result, the Company recorded an impairment charge of $8.5 million for the franchise segment, which reduced our goodwill carrying value to $6.7 million for the franchise segment as of December 28, 2008. The fair value of the company owned segment was greater than its carrying value, and therefore no impairment was recorded.

Fair value was determined by using the income approach (discounted cash flow approach) and was deemed to be the most indicative of the Company’s fair value and is consistent in principle with the methodology used for goodwill evaluation in the prior year. The fair value based upon the income approach is also analyzed for reasonableness compared to the fair value based upon the market approach. Under the discounted cash flow approach, we determined fair value based on estimated future cash flows discounted at a rate commensurate with the Company’s risk characteristics of a reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.

Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, we assumed that the current economic downturn would continue through second quarter 2009 with slight improvements in the second half of 2009, followed by moderate growth in future years consistent with our growth prior to the recent downturn in the economy. We applied gross margin assumptions consistent with the Company’s current trends and used a 5.0% and 6.0% growth factor and 15% and 13.8% discount rate for the company owned and franchise reporting segment, respectively. If the growth rate used in the fair value calculation in year six and forward decreased by 1%, the fair value for the franchise segment would have decreased by $2 million and the impairment would have increased by $2 million. If the growth rate used in the fair value calculation in year six and forward decreased by 1%, the fair value of the company owned segment would still be in excess of its carrying value. If the growth rate increased, the fair value would increase. If the discount rate used in the fair value calculation increased by 1%, the goodwill impairment for the franchise segment would have decreased by $2 million and the impairment would have increased by $2 million. If the discount rate used in the fair value calculation increased by 1%, the fair value of the company owned segment would still be in excess of its carrying value.

We perform an annual impairment test on our trademarks and other indefinite lived intangible assets annually or earlier if impairment indicators exist. We completed our annual test for impairment value of trademarks, franchise relationships and franchise right acquired by using the income approach which projects the present value of future cash flows attributable to these assets.

Solely for purposes of establishing inputs for the fair value calculations described above related to indefinite lived intangible assets, we assumed that the current economic downturn would continue through second quarter 2009 with slight improvements in the second half of 2009, followed by a moderate growth in future years consistent with our growth prior to the recent downturn in the economy. We applied gross margin assumptions consistent with the Company’s current trends and used a 4.1% growth factor. Discounting the projected cash flows of these indefinite lived intangible assets at 14% we determined a value of $195 million for our trademarks and $17.3 million for our franchise relationships at December 28, 2008. Accordingly, we impaired $53.0 million of trademark and $7 million for franchise relationships for the year ended December 28, 2008. The fair value of the franchise rights acquired exceeded their carrying value. If the growth rate used in the fair value calculation in year six and forward for trademarks and franchise relationships was decreased by 1%, the impairment charge would have increased by $12 million and $1 million, respectively. If the growth rate increased, the fair value would increase. If the discount rate used in the fair value calculation for trademarks and franchise relationships was increased by 1%, the impairment charges would have increased by $18 million and $2 million, respectively.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing during the period ended December 28, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved, we may be required to record additional impairment charges in future periods, whether in connection with our next annual impairment testing at year end 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Deferred financing costs:

Deferred financing costs are amortized as additional interest expense over the life of the related debt.

Long-lived assets:

We evaluate our long-lived assets for impairment by asset group, where appropriate or on an individual restaurant level on an annual basis, or whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable, including our business judgment of when to close underperforming units. Certain assets at restaurants where we have leases with common mall landlord/owner relations, are evaluated as an asset group as cash flows from these assets are not individually independent enabling us to better estimate projected cash flows in a manner more consistent with the way we view our mall relationships. When any such impairment exists, the related assets is written down to its fair value.

Pre-opening costs:

Exclusive of certain development costs, pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in other operating costs in the accompanying consolidated statements of operations.

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

Currently, we have a 50% interest in a joint venture which operates two units in Beirut. We do not have operating control over these units and do not include them in our consolidated financial statements.

Accounting for vendor rebates:

We account for vendor rebates, including certain marketing allowances, related to the usage of the products for which rebates are received in company-owned Sbarro locations as a reduction of the cost of food and paper products. The rebates are recognized as earned based on our usage, which approximates the volume purchased of the related products. We also receive consideration from manufacturers for the usage, which approximates the volume purchased, of the same raw materials used by our franchisees. These rebate amounts are included in “other income, net” in our statements of operations.

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

Income taxes:

Effective for the first quarter of 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a related measurement model. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The adoption did not have a material effect on the Company’s financial statements and we do not expect the change to have a significant impact on our results of operations or financial position during the next twelve months.

As permitted by FIN 48, we also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pre-tax income.

In our Successor period, January 31, 2007 through December 28, 2008, we were taxed as a C Corporation. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes based on tax laws as currently enacted.

New Accounting Pronouncements

SFAS 157:

In September 2006, FASB issued Statement SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The FASB issued FSP 157-1 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. In February 2008, the FASB issued FSP 157-2 to allow a one-year deferral of adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB issued FSP 157-3 which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. This FSP is effective immediately. We elected to defer adoption of SFAS No. 157 for non-financial assets and non-financial liabilities and we do not currently anticipate that full adoption in 2009 will materially impact our consolidated financial statements. We evaluated SFAS No. 157 and determined that the adoption of the provisions effective December 31, 2007 did not have a material effect on our consolidated financial statements.

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

SFAS 141 (R):

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which is effective for annual periods beginning on or after December 15, 2008. In FAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition date for value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after December 29, 2008 and is currently assessing the impact of adoption of SFAS No. 141(R) on its consolidated financial statements.

SFAS 160:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS No. 160”) which is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interest of the parent company and the interest of the noncontrolling interest holder. The Company will present non controlling interests (currently shown as minority interest) as a component of equity on the consolidated income statement. The Company does not expect the adoption of SFAS No. 160 to have any other material impact on our consolidated financial statements.

Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the 2008 presentation.

2.	Property and equipment, net (in thousands):

	December 28, 2008 (a)	December 30, 2007 (a) (b)
Leasehold improvements	$53,202	$46,627
Furniture, fixtures and equipment	37,236	34,410

	90,438	81,037
Less accumulated depreciation and amortization (c)	24,798	15,694

	$65,640	$65,343

(a)

During Successor 2008 and 2007 and Predecessor 2007, we recorded a provision for restaurant closings and remodels of approximately $1.9 million, $.8 million, and $.1 million, respectively. During Successor 2008 and 2007, we recorded an asset impairment of $1.9 million and $.5 million, respectively.

(b)	In Successor 2007, we recorded a fair value adjustment net decrease to property and equipment of approximately $.2 million in connection with the Merger.

(c)	During 2008 and Successor and Predecessor 2007 and 2006, depreciation and amortization of property and equipment was $17.1 million, $17.3 million, $1.2 million and $16.6 million, respectively.

3.	Intangibles (In thousands):

Goodwill

We have identified two reporting units for the purposes of evaluating goodwill for impairment. The carrying value of goodwill was allocated to each of our reporting units based upon the fair value of the reporting units at the date of the Merger.

The following table presents goodwill balances of these two reporting units and the activity during the twelve months ended December 28, 2008:

	Company-owned	Franchise
December 30, 2007	$196,087	$15,149
Store acquisitions and other	(1,301)	—
Impairment	—	(8,475)

December 28, 2008	$194,786	$6,674

We test for impairment annually or more frequently if impairment indicators exist. We completed our annual test for impairment by reporting unit for the year ended December 28, 2008.

Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

As a result of the global economic downturn, reductions to our revenue, operating income, and cash flow forecasts, and a significant reduction in our fair market value, we determined that the goodwill related to our franchise reporting unit was impaired. As a result, the Company recorded an impairment charge of $8.5 million for the franchise segment, which reduced our goodwill carrying value to $6.7 million for the franchise segment as of December 28, 2008. The fair value of the company owned segment was greater than its carrying value, and therefore no impairment was recorded.

Fair value was determined by using the income approach (discounted cash flow approach) and was deemed to be the most indicative of the Company’s fair value and is consistent in principle with the methodology used for goodwill evaluation in the prior year. The fair value based upon the income approach is also analyzed for reasonableness compared to the fair value based upon the market approach. Under the discounted cash flow approach, we determined fair value based on estimated future cash flows discounted at a rate commensurate with the Company’s risk characteristics of a reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.

Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, we assumed that the current economic downturn would continue through second quarter 2009 with slight improvements in the second half of 2009, followed by moderate growth in future years consistent with our growth prior to the recent downturn in the economy. We applied gross margin assumptions consistent with the Company’s current trends and used a 5.0% and 6.0% growth factor and 15% and 13.8% discount rate for the company owned and franchise reporting segment, respectively. If the growth rate used in the fair value calculation in year six and forward decreased by 1%, the fair value for the franchise segment would have decreased by $2 million and the impairment would have increased by $2 million. If the growth rate used in the fair value calculation in year six and forward decreased by 1%, the fair value of the company owned segment would still be in excess of its carrying value. If the growth rate increased, the fair value would increase. If the discount rate used in the fair value calculation increased by 1%, the goodwill impairment for the franchise segment would have decreased by $2 million and the impairment would have increased by $2 million. If the discount rate used in the fair value calculation increased by 1%, the fair value of the company owned segment would still be in excess of its carrying value.

Other Intangibles

The following table presents trademark, franchise rights acquired, franchise relationships and franchise agreements, net and the activity as of and for the year ended December 28, 2008:

	Trademark	Franchise Relationships	Franchise Rights Acquired	Franchise Agreements, net
December 30, 2007	$248,000	$24,300	$1,351	$6,345
Amortization	—	—	—	(1,457)
Impairment	(53,000)	(7,000)	—	—

December 28, 2008	$195,000	$17,300	$1,351	$4,888

We perform an annual impairment test on our trademarks and other indefinite lived intangible assets during the fourth quarter or more frequently if impairment indicators exist. We completed our annual test for impairment value of trademarks, franchise relationships and franchise right acquired by using the income approach which projects the present value of future cash flows attributable to these assets.

Solely for purposes of establishing inputs for the fair value calculations described above related to indefinite lived intangible assets, we assumed that the current economic downturn would continue through second quarter 2009 with slight improvements in the second half of 2009, followed by a moderate growth in future years consistent with our growth prior to the recent downturn in the economy. We applied gross margin assumptions consistent with the Company’s current trends and used a 4.1% growth factor. Discounting the projected cash flows of these indefinite lived intangible assets at 14% we determined a value of $195 million for our trademarks and $17.3 million for our franchise relationships at December 28, 2008. Accordingly, we impaired $53.0 million of trademark and $7 million for franchise relationships for the year ended December 28, 2008. The fair value of the franchise rights acquired exceeded their carrying value. If the growth rate used in the fair value calculation in year six and forward for trademarks and franchise relationships was decreased by 1%, the impairment charge would have increased by $12 million and $1 million, respectively. If the growth rate increased, the fair value would increase. If the discount rate used in the fair value calculation for trademarks and franchise relationships was increased by 1%, the impairment charges would have increased by $18 million and $2 million, respectively.

Franchise agreements are definite lived assets and amortized over the life of the agreements.

Amortization expense of $1.5 and $1.7 million was recorded in 2008 and in the Successor period in 2007. At December 28, 2008 and December 30, 2007 accumulated amortization was $3.1 million and $1.7 million, respectively.

Franchise Rights Acquired

During 2007, we purchased 9 stores in Utah and Hawaii owned by two franchisees. The total purchase price was $4 million of which $2.6 million was allocated to fixed assets and $1.4 million was allocated to franchise rights.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the indefinite lived asset impairment testing during the period ended December 28, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing at year end 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

4.	Deferred financing costs (In thousands):

Deferred financing costs consists of the following:

	December 28, 2008	December 30, 2007
Deferred financing costs	$11,031	$11,031
Less accumulated amortization	2,097	962

	$8,934	$10,069

Amortization expense of the deferred financing costs (included in interest expense) was $1.1 million in 2008 and $962 thousand and $80 thousand in Successor and Predecessor 2007 and $962 thousand in 2006, respectively.

In 2008 and 2007, deferred financing costs were amortized over the life of the related debt which is seven years for the Senior Credit Facility and eight years for the Senior Notes.

In 2006 deferred financing costs were amortized as additional interest expense over the initial remaining lives of the related debt instruments, which ranged from 1 1/2 years to 4 years.

5.	Accrued expenses (in thousands):

Accrued expenses consists of the following:

	December 28, 2008	December 30, 2007
Accrued payroll	$4,275	$4,414
Accrued bonus	485	313
Payroll, sales and other taxes	3,545	4,332
Rent and related costs	2,819	2,107
Litigation and legal costs	760	324
Rebates and other advances	2,067	1,768
Accrued health insurance	1,618	1,619
Franchise deposits	4,230	3,684
Other	5,096	4,023

	$24,895	$22,584

6.	Income taxes:

We provide for income taxes using the liability method. Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates. The effect of changes in tax laws or rates is accounted for in the period of enactment. In our Successor period we are taxed as a C Corporation.

Our provision for income taxes is comprised of the following (in thousands):

	For year ended December 28, 2008	January 31 - December 30, 2007
	SUCCESSOR	SUCCESSOR
Current
Federal	$—	$—
State and Local	104	252
Foreign	—	911

	104	1,163

Deferred
Federal	7,332	779
State and Local	1,917	106

	9,249	885

Total income taxes	$9,353	$2,048

The following table indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the Company’s effective tax rate:

	For year ended December 28, 2008	January 31 - December 31, 2007
	SUCCESSOR	SUCCESSOR
Statutory tax rate	35.0%	35.0%
State and local taxes, net of federal benefit	4.3%	8.9%
Permanent difference	-0.1%	3.5%
Goodwill impairment	-3.7%	0.0%
Tax credits	0.1%	-5.3%
Deferred tax adjustment	-3.8%	0.0%
Valuation allowance	-43.0%	0.0%
Other	-0.3%	1.7%

Effective tax rate	-11.5%	43.8%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 30, 2007	$—
Additions	—
Deletions	—

Balance at December 28, 2008	$—

Effective for the first quarter of 2007, we adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a related measurement model. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on our consolidated financial statements and we do not expect the change to have a significant impact on our results of operations or financial position during the next twelve months.

As permitted by FIN 48, we also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 28, 2008, we do not have any accrued interest or penalties related to any unrecognized tax benefits.

Sbarro and it’s subsidiaries file income tax returns in various jurisdictions including United States federal and state jurisdictions and foreign jurisdictions. Our United States federal, and in most cases its major states income tax returns are no longer subject to income tax examination for years before 2005. The years subject to potential audit varies slightly depending on the taxing jurisdiction. Prior to the Merger, we were taxed as an S Corporation. There is currently an IRS examination in process for the tax year ending December 31, 2006. While no determination or projections as to the outcome of the audit can be made at this time any determinations would be the obligation of our former shareholders.

In our Predecessor period, we were taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986 and where applicable and permitted, under similar state and local income tax provisions. Prior to the Merger, the provision for income taxes was comprised of taxes payable directly by us to the jurisdictions that do not recognize S corporation status or that tax entities based on net worth and for taxes withheld at the source of payment on foreign franchise income related payments, was as follows:

	January 1– January 30, 2007	December 31, 2006
	Predecessor	Predecessor
Current state and local	$—	$116
Foreign	44	528

	$44	$644

The components of the deferred tax assets and liabilities included on the balance sheet are as follows (In thousands):

	December 28, 2008	December 30, 2007
Assets
Depreciation & amortization	$16,474	$14,798
Accruals and provisions	5,986	2,472
Net operating loss carryforwards	10,313	7,754
Tax credits	2,200	1,157
Valuation allowance	(34,973)	—

Total deferred tax assets	$—	$26,181

Liabilities
Intangible assets	87,238	107,130

Total deferred tax liabilities	$87,238	$107,130

Total net deferred tax liability	$87,238	$80,949

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient future taxable income during those periods in which temporary differences become deductible and/or net operating loss and tax credit carryforwards can be utilized. Management considers the level of historical taxable income, scheduled reversal of taxable temporary differences, projected future taxable income and impairment of other assets.

Based on these considerations and the uncertainty surrounding the future economic climate, management believes that it is more likely than not that our net operating loss carryforward, foreign tax credit carryforward, and other deferred tax assets will not be realized. At December 30, 2008 the Company recorded a valuation allowance against these deferred tax assets of approximately $35 million.

We had federal and state net operating loss carryforwards of approximately $26 million at December 28, 2008 which will expire in 2027 and foreign tax credit carryforwards at December 28, 2008 and December 30, 2007 of approximately $2.0 million and $0.9 million respectively. The foreign tax credits will begin to expire 2017. At December 28, 2008 the Company has a foreign NOL carryforward in India of approximately $.5 million which has an indefinite carryforward period.

7.	Long-term debt:

Indenture:

In connection with the Merger, we issued $150.0 million of senior notes at 10.375% due 2015 (“Senior Notes”). The interest is payable on February 1 and August 1 of each year.

The Senior Notes are senior unsecured obligations of ours and are guaranteed by all of our current and future domestic subsidiaries and rank equally in right of payment with all existing and future senior indebtedness of ours. The Senior Notes are effectively subordinated to all secured indebtedness of ours to the extent of the collateral securing such indebtedness, including the Senior Credit Facilities and Second Lien Facility (both defined below). In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have prior claim to those of our assets that constitute their collateral. The Senior Notes are structurally subordinated to all existing and future indebtedness, claims of holders of preferred stock and other liabilities of our subsidiaries that do not guarantee the Senior Notes. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims in full from the assets of those subsidiaries before any assets are made available for distribution to us. The Senior Notes are senior in right of payment to any future subordinated obligations of ours.

The indenture governing the notes contains certain events of default and restrictive covenants which are customary with respect to non-investment grade debt securities, including limitations on the incurrence of additional indebtedness, dividends, repurchases of capital stock, sales of assets, liens, mergers and transactions with affiliates.

Senior Credit Facilities

In connection with the Merger, we entered into senior secured credit facilities. The senior secured credit facilities originally provided for loans of $208.0 million under a $183.0 million senior secured term loan facility (the “Term Loan”) and a $25.0 million senior secured revolving facility (the “Revolving Facility,” and collectively with the Term Loan, the “Senior Credit Facilities”). The Revolving Facility also provides for the issuance of letters of credit not to exceed $10.0 million at any one time outstanding and swing line loans not to exceed $5.0 million at any one time outstanding. The Term Loan matures in 2014 and the Revolving Facility is scheduled to terminate and come due in 2013.

In connection with the Merger, we borrowed the entire $183.0 million available under the Term Loan. On October 17, 2008 and November 18, 2008, we borrowed $8.0 million and $12.0 million, respectively, under the Revolving Facility. Additionally, as of December 28, 2008, there were $4.0 million in letters of credit outstanding. The letters of credit were issued instead of cash security deposits under our operating leases or to guarantee construction costs of our locations, and for run-out claims under our medical plan. As a result, as of December 28, 2008, our remaining borrowing availability under the Senior Credit Facilities was $1.0 million.

On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of the Term Loan by entering into new Second Lien Facility (defined and discussed below), permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ending December 28, 2008, permanently replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million, and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year.

EBITDA, as calculated under our bank credit agreement, includes certain additional adjustments as disclosed in our Senior Credit Facility amendment. Our EBITDA in accordance with our bank credit agreement for the year ended December 28, 2008 was $43.7 million. Our minimum last twelve months EBITDA covenant at the end of the quarter under our amended bank credit agreement is as follows:

Through Third quarter 2009	$38 million
Fourth quarter 2009 – Third quarter 2010	$40 million
Fourth quarter 2010 – Third quarter 2011	$43 million
Fourth quarter 2011 – Third quarter 2012	$48 million
Fourth quarter 2010 – Third quarter 2013	$53 million
December 29, 2013 until maturity	$60 million

The maximum capital expenditure covenant limits our capital spend on a last twelve month basis to an annual spend of $12 million in 2009 and 2010, and an annual spend of $14 million in 2011 and 2012 and $15 million thereafter.

In general, borrowings under the Senior Credit Facilities bear interest based, at our option, at either a LIBOR rate or an alternate base rate (“ABR”), in each case plus a margin. Our rate of interest for borrowings under the Senior Credit Facilities, as amended, is LIBOR plus 4.50% or ABR plus 3.50%. In addition to paying interest on outstanding principal under the Senior Credit Facilities, we are also required to pay an unused line fee to the lenders with respect to the unutilized revolving commitments at a rate that shall not exceed 50 basis points per annum.

Our obligations under the Senior Credit Facilities are unconditionally and irrevocably guaranteed by our domestic subsidiaries. In addition, the Senior Credit Facilities are secured by first priority perfected security interests in substantially all of our and our domestic subsidiaries’ capital stock, and up to 65% of the outstanding capital stock of our foreign subsidiaries.

The credit agreement governing the Senior Credit Facilities contains certain events of default and restrictive covenants which are customary with respect to facilities of this type, including limitations on the incurrence of additional indebtedness, dividends, investments, repayment of certain indebtedness, sales of assets, liens, mergers and transactions with affiliates. In addition, the credit agreement, as amended, requires compliance with certain financial and operating covenants, including a minimum EBITDA covenant and a maximum capital expenditure covenant.

See Note - 12 - Subsequent Events to our Consolidated Financial Statements for additional information regarding the March 26, 2009 amendment to the Senior Credit Facilities.

Second Lien Facility

On March 26, 2009, we entered into a new Second Lien Facility. The Second Lien Facility provides for a $25.5 million secured term loan facility. The loan under the Second Lien Facility was made by Column Investments S.a.r.l., an affiliate of MidOcean. In connection with closing the Second Lien Facility, we borrowed the entire $25.5 million available under the facility which provided for cash proceeds of $25.0 million (representing a 1.96% discount). The Second Lien Facility matures in 2014.

Borrowings under the Second Lien Facility bears interest at 15% per annum payable quarterly in arrears. The Second Lien Facility provides for no amortization of principal. Interest is payable quarterly as follows: (i) prior to the third anniversary, interest is only payable in kind and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00.

Our obligations under the Second Lien Facility is unconditionally and irrevocably guaranteed by our domestic subsidiaries. In addition, the Second Lien Facility is secured by a second priority perfected security interest in substantially all of our and our domestic subsidiaries’ capital stock, and up to 65% of the outstanding capital stock of our foreign subsidiaries.

The credit agreement governing the Second Lien Facility contains certain events of default and restrictive covenants which are customary with respect to facilities of this type, including limitations on the incurrence of indebtedness, dividends, investments, prepayment of certain indebtedness, sales of assets, liens, mergers and transactions with affiliates. In addition, the credit agreement contains (i) cross-acceleration provisions tied to the Senior Credit Facilities and cross-default provisions tied to the Senior Notes and (ii) compliance with certain financial and operating covenants, including a minimum EBITDA covenant and a maximum capital expenditure covenant, which are based on the covenants contained in the Senior Credit Facilities with less restrictive thresholds by approximately 15%. The credit agreement also contains a make-whole provision for any prepayment prior to the scheduled maturity date.

In connection with the closing of the Second Lien Facility, Holdings issued immediately exercisable warrants to certain MidOcean entities to acquire 5% of Holdings Class A Units issued and outstanding on the dates of exercise. The warrants were issued in connection with the credit agreement governing the Second Lien Facility.

See Note - 12 - Subsequent Events to our Consolidated Financial Statements for additional information regarding the new Second Lien Facility.

11% Notes:

Interest on the 11% Notes due September 15, 2009 was payable semi-annually on March 15 and September 15 of each year. Our 11% Notes were repurchased in conjunction with the Merger.

The 11% Notes were issued, at an aggregate discount of approximately $3.8 million, which was accreted to the 11% Notes on a straight-line basis over the original ten-year life of the notes. Accretion of the discount was $.4 million in 2006.

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

Guarantee Arrangements Pertaining to Other Concepts:

Prior to the Merger, we were party to separate financial guarantees to a bank for two of our unconsolidated joint ventures. These guarantees were released in connection with the Merger.

Maturities of Long Term Debt (in millions):

As of 12/28/08 (1)
Year ending 2009	$3.9
2010	—
2011	—
2012	—
2013	—
2014 and thereafter	$346.4

(1)	Reflects amended Senior Credit Facilities. See Note 12 Subsequent Events to our Consolidated Financial Statements for additional information regarding the March 26, 2009 amended credit agreement.

Based on the quoted market price and trades the estimated fair value of our Senior Notes at December 28, 2008 approximated $79 million. Fair value of the Senior Credit Facility was obtained from an independent source of composite bid prices from multiple dealers (level 2 input) and approximated $114 million at December 28, 2008.

8.	Commitments and Contingencies:

Leases:

All of our restaurants are in leased facilities. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses. In addition, some of our restaurant leases have percentage rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts.

Rental expense under operating leases was as follows (in millions):

	2008	2007	2006
	(Successor)	(Combined)	(Predecessor)
Minimum rentals	$59	$51	$50
Common area charges	17	15	15
Percentage rent	2	2	2

	$78	$68	$67

Future minimum rental and other payments required under non-cancelable operating leases for our Sbarro and other concept restaurants as of December 28, 2008 are as follows (in millions):

Fiscal Years Ending:
2009	$78
2010	74
2011	69
2012	64
2013	60
Thereafter	176

$521

We are the principal lessee under operating leases for certain franchised restaurants and one other concept restaurant which are subleased to franchisees. Franchisees pay rent and related expenses directly to the landlord. Future minimum rental payments required under these non-cancelable operating leases for franchised restaurants that were open as of December 28, 2008 are as follows (in thousands):

Fiscal Years Ending:
2009	1,306
2010	1,071
2011	890
2012	846
2013	553
Thereafter	963

$5,629

Future minimum rental payments required under non-cancelable operating leases for restaurants that had not opened as of December 28, 2008 are as follows (in thousands):

Fiscal Years Ending:
2009	526
2010	549
2011	560
2012	578
2013	624
Thereafter	2,307

$5,144

In accordance with FIN No. 45, we have recorded a liability of approximately $34 thousand and $40 thousand in 2008 and 2007 respectively, which represents the fair value of the guarantees related to our guarantee of certain leases.

Construction contracts and other:

As of December 28, 2008, we were party to contracts for approximately $2.9 million with respect to the new construction and restaurant remodels. Payments of approximately $1.3 million were made on those contracts in 2008. The balance of the contracts are expected to be paid in 2009.

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

Defined contribution plan:

We have a 401(k) Plan (“Plan”) for all qualified employees. The Plan provides for a discretionary 25% matching employer contribution of up to 4% of the employee’s deferred savings (maximum contribution of 1% of an employee’s salary). The employer contributions vest over five years. The employee’s deferred savings cannot exceed 15% of an individual participant’s compensation in any calendar year. Our contribution to the Plan was $70 thousand in 2008, $61 thousand and $5 thousand in Successor and Predecessor 2007 and $59 thousand in 2006, respectively.

Litigation:

In September 2008, an action was commenced against the Company and other non related parties for an unspecified amount, in the United States District Court in Nevada, by a franchisee in connection with a franchise location we purchased in Las Vegas, NV from a prior franchisee. The franchisee claims Company representatives mislead him by overstating sales and projected sales and understating expenses. The Company intends to defend its rights under this action and the outcome is uncertain. No accruals have been recorded in the Company’s financial statements at December 28, 2008.

In November 2008, an action was commenced by partners in a joint venture against the Company for an unspecified amount in the Supreme Court of New York in Suffolk County. The joint venture operated two locations. Sbarro, as a result of the joint venture partners failure to meet a capital call, diluted their interest in the partnership so that they no longer had any rights, entitlement or interest therein. The Company intends to defend its rights under this action and the outcome is uncertain. No accruals have been recorded in the Company’s financial statements at December 28, 2008.

In March 2008, the Company became a party to a purported class action lawsuit, in the Superior Court of the state of California for the County of Los Angeles, alleging that the Company violated regulations related to meal breaks, rest breaks and payroll related matters. The Company has reached a settlement agreement, pending court approval, in an amount approximating $650,000, which was accrued for in the Company’s financial statements at December 28, 2008.

In March 2009, an action was commenced against the Company for approximately $660,000 in the circuit court of the Sixteenth Judicial Circuit in Kane County, Illinois by a Landlord. The Landlord claims damages regarding Sbarro’s failure to pay rent based upon a provision in the lease that allows the Landlord to accelerate the rent upon default. The Company intends to defend its rights under this action and the outcome is uncertain. No accruals have been recorded in the Company’s financial statements at December 28, 2008.

In addition to the above complaints, from time to time, we are a party to claims and legal proceedings in the ordinary course of business. In our opinion, the results of such claims and legal proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

9.	Transactions with related parties:

On March 26, 2009, we entered into a new Second Lien Facility. The Second Lien Facility provides for a $25.5 million secured term loan facility. The loan under the Second Lien Facility was made by Column Investments S.a.r.l., an affiliate of MidOcean. In connection with closing the Second Lien Facility, we borrowed the entire $25.5 million available under the facility which provided for cash proceeds of $25.0 million (representing a 1.96% discount). The Second Lien Facility matures in 2014. See Note 7 – Long Term Debt and Note 12 Subsequent Event for additional information.

In connection with the Merger, Holdings and the Company entered into a professional services agreement with MidOcean US Advisor, LP, an affiliate of MidOcean (“MidOcean Advisor”). The professional services agreement provides that MidOcean Advisor will have the right to receive from the Company an annual management fee of $1.0 million and reimbursement of expenses reasonably incurred by it for providing management and other similar services to the Company each year, as well as a closing fee for services provided to the Company in connection with the Merger in the amount of $2.0 million, which was paid on January 31, 2007. In 2008, a management fee of $1 million plus expenses was incurred.

During 2008, Sbarro loaned Holdings $.3 million to purchase shares of Holdings from two former senior managers in connection with their termination from the Company. The loan does not bear interest and has been classified as a reduction of shareholder’s equity.

On April 5, 2001, we loaned $3.2 million to certain of our then shareholders, including: Mario Sbarro, $1.1 million, Joseph Sbarro, $1.2 million and Anthony Sbarro, $.9 million. The due dates of the related notes were extended to April 6, 2007. The notes bore interest at the rate of 4.63% per annum, payable annually. These loans were paid off in connection with the Merger.

On December 28, 2001, we loaned $2.8 million to our then shareholders, including: Mario Sbarro, $.6 million, Joseph Sbarro, $.7 million, Anthony Sbarro, $.5 million, and the Trust of Carmela Sbarro, $1 million. The due dates of the related notes were extended to December 28, 2007. The notes bore interest at the rate of 2.48% per annum, payable annually. These loans were paid off in connection with the Merger.

In June 2003, Anna Missano, spouse of Anthony Missano and the daughter of Joseph Sbarro, issued to us a note for approximately $90 thousand for royalties due us for 2001 and 2000. The note was repayable at approximately $10 thousand per year, including interest at 2.96% per annum, with a balloon payment due on June 30, 2010. The principal balance of the note at December 28, 2008 was approximately $66 thousand.

The interest rates charged on the foregoing related party loans approximate the Applicable Federal Rate (AFR) published by the Internal Revenue Service at the time of the loan. We recorded interest income from related parties of approximately $220 thousand in 2006.

Bernard Zimmerman & Company, Inc., of which Bernard Zimmerman, a then director of Sbarro, is President and a majority shareholder, rendered financial and consulting assistance to us, for which it received fees of approximately $32 thousand, for services rendered during 2006.

We and our other concepts have purchased printing services from a corporation owned by a son-in-law of Mario Sbarro, for which we and our other concepts paid, in the aggregate $426 thousand in 2006.

Companies owned by a son of Anthony Sbarro are parties to franchise agreements with us containing terms similar to those in agreements entered into by us with unrelated franchises. Royalties under these agreements were approximately $85 thousand for 2006.

As of July 2002, we sold the assets of a restaurant to a corporation owned by the brother-in-law of Mario Sbarro for $88.9 thousand. That corporation also entered into a franchise agreement with us. We received promissory notes for each of the purchase price and initial franchise fee that were payable over seven years and bore interest on the unpaid principal balances at 7% per annum. In addition in 2002, we subleased this location to that franchisee. Payments under the sublease were being made directly to the landlord by the franchisee. No interest or royalty payments were received in 2006.

In October 2003, we sold the assets of three underperforming Sbarro-owned restaurants that we proposed to close to entities owned separately by each of three other of Anthony Sbarro’s sons, each of which entered into a franchise agreement with us. The franchise agreements provide for the payment of 5% of the location’s sales as a continuing franchise fee which we waived through 2006. In addition, we subleased two of the locations to two of the franchisees. Payments under the subleases are being made directly to the landlord by the franchisees.

In January 2004, one of Mario Sbarro’s daughters resigned from her position as Manager of Administration - Construction. A corporation owned by her provided services related to construction matters for our unconsolidated steakhouse joint venture which was transferred by us to a company owned by certain of our former shareholders of approximately $240 thousand in 2006.

In February 2005, a joint venture in which we had a 70% interest, sold the assets of one of its restaurants to a company owned by Gennaro A. Sbarro, our then Corporate Vice President and President of our Franchising and Licensing Division and the son of Mario Sbarro. The Company received $300 thousand in cash and promissory notes aggregating $600 thousand. The promissory notes were payable monthly in 72 equal monthly installments of $8,333 including interest at 5% per annum with a balloon payment of $111,375 at maturity. The company owned by Mr. Sbarro entered into a sublease, and a Security Agreement to secure the obligations under the promissory notes. The sublease and Security Agreement are intended to enable Sbarro to recapture the business in the event of an uncured default. This note was paid off in connection with the Merger.

Compensation of related parties includes salary, taxable benefits and accrued bonus. Compensation is as follows:

•	Mario Sbarro was our Chairman of the Board in 2006. His compensation was approximately $716 thousand in 2006.

•	Anthony Sbarro was our Vice Chairman of the Board and Treasurer in 2006. His compensation was approximately $425 thousand in 2006.

•	Joseph Sbarro was our Senior Executive Vice President and Secretary in 2006. His compensation was approximately $421 thousand in 2006.

•	Carmela Sbarro, the mother of Mario, Anthony and Joseph Sbarro, who was a co-founder of Sbarro and serves as a Vice President, received $100 thousand from us for services rendered in 2006.

•	Other members of the immediate families of Mario, Anthony, Joseph and Carmela Sbarro who are our employees were paid an aggregate of approximately $638 thousand in 2006.

In 2005, the members LLC’s received their proportioned share of a dividend from Boulder Creek Steakhouse. In 2005, Boulder Creek Steakhouse entered into a subordinate interest bearing (at prime) note payable with its partners. Our share of this note was $.6 million. This note was repaid in connection with the Merger. We provided administrative services to Boulder Creek Steakhouse for $939 thousand and $50 thousand for Successor and Predecessor 2007 and $265 thousand in 2006.

10.	Provision for asset impairment and restaurant closings/remodels (in thousands):

The provision for asset impairment and restaurant closings/remodels consists of the following:

	2008	2007	2007	2006
	Successor	Successor	Predecessor	Predecessor
Impairment of assets	$1,919	$500	$—	$—
Restaurant closings/remodels	1,895	858	74	883

	$3,814	$1,358	$74	$883

11.	Quarterly financial information (unaudited) (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenues	$83,238	$85,382	$91,867	$98,677
Gross profit (a)	$65,856	$65,996	$71,652	$77,985
Net (loss) income (c)	$(2,751)	$(4,981)	$(1,174)	$(82,362)
2007
Revenues	$80,479	$82,601	$90,995	$104,720
Gross profit (a)	$65,474	$66,685	$72,987	$83,305
Net (loss) income (b)	$(33,209)	$(2,363)	$503	$5,118

(a)	Gross profit represents the difference between revenues and the cost of food and paper products.

(b)	In the fourth quarter of 2007, we reversed a $1.4 million provision for corporate bonus which was accrued in 2007.

(c)

In the fourth quarter of 2008, we recorded impairment charges of $8.5 million, $53.0 million and $7.0 million and $1.9 million to reduce the carrying value of goodwill, trademarks, franchise relationships, store property and equipment, respectively. We also recorded income tax expense for a valuation allowance of $35.0 million for our deferred tax assets.

12.	Subsequent Events

Senior Credit Facilities:

Our Senior Credit Facilities require us to comply with certain financial and operating covenants. In connection with the preparation of our financial results for the fiscal year ended December 28, 2008, we determined, based on our preliminary financial results, that we would not be in compliance with the total net leverage ratio covenant upon delivery of our compliance certificate and audited financial results for 2008. As a result, we initiated discussions with our lenders with a view towards amending the Senior Credit Facilities and also obtaining a waiver for any non-compliance.

On March 26, 2009, we entered into an amendment to the Senior Credit Facilities which was designed to provide the Company with certain covenant relief and also to increase our operating flexibility for the remaining term of the facilities. Key provisions of the amendment include the following:

•	Permitted the incurrence of a new Second Lien Facility;

•	Required prepayment of $25 million of the Term Loan from the proceeds of the Second Lien Facility;

•	Required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facilities’ amount outstanding and commitment to $21.5 million;

•

Increased the margins on the Term Loan and the Revolving Facility by 200 basis points resulting in a fixed rate of interest for borrowings under the Senior Credit Facilities of LIBOR plus 4.50% or ABR plus 3.50%;

•	Required delivery of monthly financials rather than quarterly;

•

Permanently waived non-compliance with the total net leverage ratio covenant for the fiscal quarter ended December 28, 2008 and replaced the total net leverage ratio and the interest coverage ratio covenants with a minimum EBITDA covenant and a maximum capital expenditure covenant;

•	Tightened certain non-financial covenants, including various indebtedness, disposition, acquisition and investment baskets; and

•

Restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year.

Approximately $2.2 million of fees related to the amendment are expected to be paid and recorded as deferred financing fees in the first quarter of 2009 and will be amortized over the remaining life of the facilities. As of December 28, 2008, we had $3.2 million deferred financing costs, net relating to the Senior Credit Facilities, a portion of which maybe written off in the first quarter of 2009.

Second Lien Facility:

On March 26, 2009, we entered into a new Second Lien Facility. The Second Lien Facility provides for a $25.5 million secured term loan facility. The loan under the Second Lien Facility was made by Column Investments S.a.r.l., an affiliate of MidOcean. In connection with closing the Second Lien Facility, we borrowed the entire $25.5 million available under the facility which provided for cash proceeds of $25.0 million (representing a 1.96% discount). The Second Lien Facility matures in 2014.

Borrowings under the Second Lien Facility bears interest at 15% per annum payable quarterly in arrears. The Second Lien Facility provides for no amortization of principal. Interest is payable quarterly as follows: (i) prior to the third anniversary, interest is only payable in kind and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00.

Our obligations under the Second Lien Facility is unconditionally and irrevocably guaranteed by our domestic subsidiaries. In addition, the Second Lien Facility is secured by a second priority perfected security interest in substantially all of our and our domestic subsidiaries’ capital stock, and up to 65% of the outstanding capital stock of our foreign subsidiaries.

The credit agreement governing the Second Lien Facility contains certain events of default and restrictive covenants which are customary with respect to facilities of this type, including limitations on the incurrence of indebtedness, dividends, investments, prepayment of certain indebtedness, sales of assets, liens, mergers and transactions with affiliates. In addition, the credit agreement contains (i) cross-acceleration provisions tied to the Senior Credit Facilities and cross-default provisions tied to the Senior Notes and (ii) compliance with certain financial and operating covenants, including a minimum EBITDA covenant and a maximum capital expenditure covenant, which are based on the covenants contained in the Senior Credit Facilities with less restrictive thresholds by approximately 15%. The credit agreement also contains a make-whole provision for any prepayment prior to the scheduled maturity date.

In connection with the closing of the Second Lien Facility, Holdings issued immediately exercisable warrants to certain MidOcean entities to acquire 5% of Holdings Class A Units issued and outstanding on the dates of exercise. The warrants were issued in connection with the credit agreement governing the Second Lien Facility.

13.	Business Segment and Geographic Information

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

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments:

	Company Owned Restaurants(1)	Franchise Restaurants	Totals
		(In thousands)
2008 (Successor)
Total revenue	$343,323	$15,841	$359,164

Operating (loss) income before unallocated costs	$(39,843)	$11,216	$(28,627)

Unallocated costs and expenses (2)			24,808

Operating loss (5)			$(53,435)

1/1/07 – 1/30/2007 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating (loss) income before unallocated costs	$(28,235)	$594	$(27,641)

Unallocated costs and expenses (2)			2,445

Operating loss (3)			$(30,086)

1/31/07 – 12/30/2007 (Successor)
Total revenue	$319,342	$14,543	$333,885

Operating income before unallocated costs	$42,310	$10,168	$52,478

Unallocated costs and expenses (2)			19,407

Operating income			$33,071

2007 (Combined)
Total revenue	$343,259	$15,536	$358,795

Operating income before unallocated costs	$14,075	$10,762	$24,837

Unallocated costs and expenses (2)			21,852

Operating income (3)			$2,985

2006 (Predecessor)
Total revenue	$335,610	$14,193	$349,803

Operating income before unallocated costs	$56,086	$10,047	$66,133

Unallocated costs and expenses (2)			28,154

Operating income			$37,979

(1)	Total revenue includes restaurants sales in the Successor period and restaurant sales and real estate revenue in the Predecessor period.

(2)	Represents certain general and administrative expenses that are not allocated by segment.

(3)	2007 includes $31.4 million related to the special event bonuses.

(4)	Our fiscal year ends on the Sunday nearest December 31.

(5)

In 2008, we recognized goodwill and intangible asset impairment charges of $8.5 million and $60.0 million, respectively. This transaction is discussed in further detail under Note 3 – Intangible Assets to our Consolidated Financial Statements included in this report

Geographic Information

The company recorded revenues of $349.3 million and $9.8 million, $350.4 million and $8.4 million, and $342.8 million and $7.0 million in the United States and all of their foreign countries in 2008, combined 2007 and 2006 respectively.

14.	Guarantor and Non-Guarantor Financial Statements:

Certain subsidiaries have guaranteed amounts outstanding under our credit facilities. Each of the guaranteeing subsidiaries is a direct or indirect wholly-owned subsidiary of the Company and each has fully and unconditionally guaranteed the Senior Notes, the Senior Credit Facilities, and the Second Lien Facility on a joint and several basis.

The following condensed consolidating financial information presents:

(1)

Condensed unaudited consolidating balance sheets as of December 28, 2008 and December 30, 2007 (Successor) and unaudited statements of operations and cash flows for the twelve months ended December 28, 2008 and the period January 31 through December 30, 2007 (Successor): (a) Sbarro (the “Parent”), (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group, and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate the Parent with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the Parent on the cost method.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet - Successor

As of December 28, 2008

ASSETS

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$34,249	$3,468	$569	$—	$38,286
Receivables
Franchise	3,845	—	—	—	3,845
Other	3,524	763	442	(371)	4,358

	7,369	763	442	(371)	8,203
Inventories	1,243	1,720	120	—	3,083
Prepaid expenses	2,050	590	313	—	2,953
Deferred tax asset	—	—	—	—	—

Total current assets	44,911	6,541	1,444	(371)	52,525
Intercompany receivables	(27,269)	28,887	(2,038)	420	—
Investment in subsidiaries	66,447	—	—	(66,447)	—
Property and equipment, net	24,199	40,685	986	(230)	65,640
Goodwill	201,460	—	—	—	201,460
Trademarks	195,000	—	—	—	195,000
Other intangible assets	23,539	—	—	—	23,539
Deferred financing costs, net	8,934	—	—	—	8,934
Deferred tax asset	—	—	—	—	—
Other assets	1,080	183	1,479	(1,662)	1,080

Total assets	$538,301	$76,296	$1,871	$(68,290)	$548,178

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet - Successor

As of December 28, 2008

LIABILITIES AND SHAREHOLDER’S EQUITY

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$11,255	$219	$147	$—	$11,621
Accrued expenses	21,806	2,210	900	(21)	24,895
Accrued interest payable	7,291	—	—	—	7,291
Due to former shareholders	2,993	—	—	—	2,993
Insurance premium financing	1,087	—	—	—	1,087
Current portion of debt	3,958	—	—	—	3,958

Total current liabilities	48,390	2,429	1,047	(21)	51,845
Deferred rent	500	4,689	—	—	5,189
Deferred tax liability	87,238	—	—	—	87,238
Due to former shareholders and other liabilities	11,645	1,733	—	—	13,378
Long-term debt	346,297	—	—	—	346,297

Shareholders’ equity:
Common stock, $.01 par value, 1000 shares authorized, 100 issued & outstanding	—	—	296	(296)	—
Additional paid-in capital	133,000	68,301	1,397	(69,698)	133,000
Currency translation adjustments	175	—	209	(209)	175
Advances to MidOcean SBR Holding	(305)	—	—	—	(305)
(Accumulated deficit) retained earnings	(88,639)	(856)	(1,078)	1,934	(88,639)

Total shareholders’ equity	44,231	67,445	824	(68,269)	44,231

Total liabilities and shareholders’ equity	$538,301	$76,296	$1,871	$(68,290)	$548,178

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

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Statement of Operations - Successor

For the twelve months ended December 28, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$148,380	$192,850	$2,093	$—	$343,323
Franchise related income	15,841	—	—	—	15,841
Intercompany charges	20,685	(20,525)	(160)	—	—

Total revenues	184,906	172,325	1,933	—	359,164

Costs and expenses:
Cost of food and paper products	36,648	40,307	720	—	77,675
Payroll and other employee benefits	39,119	55,700	721	—	95,540
Other operating costs	52,953	71,110	987	—	125,050
Other income, net	(1,278)	(3,149)	(71)	—	(4,498)
Depreciation and amortization	7,664	9,275	155	—	17,094
General and administrative	29,449	—	—	—	29,449
Goodwill & other intangible asset impairment	68,475	—	—	—	68,475
Asset impairment, restaurant closings / remodels	372	3,442	—	—	3,814

Total costs and expenses, net	233,402	176,685	2,512	—	412,599

Operating loss	(48,496)	(4,360)	(579)	—	(53,435)
Other (expense) income:
Interest expense	(28,368)	—	(40)	—	(28,408)
Interest income	169	2	—	—	171

Net other (expense) income	(28,199)	2	(40)	—	(28,237)

Equity in loss of subsidiaries	(5,220)	—	—	5,220	—
(Loss) income before income tax and minority interest	(81,915)	(4,358)	(619)	5,220	(81,672)
Income tax expense	9,353	—	—	—	9,353

(Loss) income before minority interest	(91,268)	(4,358)	(619)	5,220	(91,025)
Equity in net loss of unconsolidated affiliates	—	—	(243)	—	(243)

Net (loss) income	$(91,268)	$(4,358)	$(862)	$5,220	$(91,268)

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Statement of Operations - Successor

For the period January 31 - December 30, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$140,367	$177,605	$1,370	$—	$319,342
Franchise related income	14,543	—	—	—	14,543
Intercompany charges	23,117	(22,957)	(160)	—	—

Total revenues	178,027	154,648	1,210	—	333,885

Costs and expenses:
Cost of food and paper products	31,593	34,087	356	—	66,036
Payroll and other employee benefits	35,784	49,441	338	—	85,563
Other operating costs	48,556	60,497	473	—	109,526
Other income, net	(210)	(2,635)	(15)	—	(2,860)
Depreciation and amortization	9,022	8,328	(1)	—	17,349
General and administrative	23,483	84	275	—	23,842
Asset impairment, restaurant closings / remodels	—	1,358	—	—	1,358

Total costs and expenses, net	148,228	151,160	1,426	—	300,814

Operating income (loss)	29,799	3,488	(216)	—	33,071
Other (expense) income:
Interest expense	(28,879)	—	—	—	(28,879)
Interest income	471	14	—	—	485

Net other (expense) income	(28,408)	14	—	—	(28,394)

Equity in earnings of subsidiaries	3,286	—	—	(3,286)	—

Income before income taxes	4,677	3,502	(216)	(3,286)	4,677
Income tax	2,048	—	—	—	2,048

Net income (loss)	$2,629	$3,502	$(216)	$(3,286)	$2,629

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Statement of Cash Flows - Successor

For the twelve months ended December 28, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(91,268)	$(4,358)	$(862)	$5,220	$(91,268)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Goodwill and intangible asset impairment charges	68,475	—	—	—	68,475
Depreciation and amortization	7,664	9,275	155	—	17,094
Amortization of deferred financing costs	1,133	—	—	—	1,133
Provision for doubtful accounts receivable	486	—	—	—	486
Increase (decrease) in deferred rent, net of tenant allowance	881	1,213	—	—	2,094
Asset impairment and restaurant closings/remodels	372	3,442	—	—	3,814
Change in deferred income taxes, net	8,944	—	—	—	8,944
Equity in net loss of unconsolidated affiliates	—	—	243	—	243
Equity in loss of subsidiaries	5,220	—	—	(5,220)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,437)	273	(895)	371	(1,688)
Decrease (increase) in inventories	67	11	27	—	105
Decrease (increase) in prepaid expenses	530	(180)	(46)	—	304
Increase in other assets	(217)	(86)	—	—	(303)
Increase (decrease) in accounts payable and accrued expenses	2,807	(1,343)	296	(22)	1,738
Decrease in accrued interest payable	(455)	—	—	—	(455)

Net cash provided by (used in) operating activities	3,202	8,247	(1,082)	349	10,716

Investing Activities:
Purchases of property and equipment	(4,106)	(13,505)	(21)	—	(17,632)
Purchases of franchise and other locations	—	(1,261)	—	—	(1,261)
Investment in joint ventures	(269)	—	—	—	(269)

Net cash used in investing activities	(4,375)	(14,766)	(21)	—	(19,162)

Financing Activities:
Proceeds from secured term loan	20,000	—	—	—	20,000
Repayment of secured term loan	(1,830)	—	—	—	(1,830)
Advances to MidOcean SBR Holding	(305)	—	—	—	(305)
Intercompany balances	(8,136)	7,094	1,391	(349)	—

Net cash provided by (used in) financing activities	9,729	7,094	1,391	(349)	17,865

Increase (decrease) in cash and cash equivalents	8,556	575	288	—	9,419
Cash and cash equivalents at beginning of period	25,693	2,893	281	—	28,867

Cash and cash equivalents at end of period	$34,249	$3,468	$569	$—	$38,286

Supplemental disclosure of cash flow information:
Cash paid during period for income taxes	$318	$—	$—	$—	$318
Cash paid during period for interest	$27,572	$—	$—	$—	$27,572

Supplemental non-cash financing activities:

In June 2008 and June 2007, we entered into a non-cash insurance premium financing agreement for $3.0 million and $3.5 million respectively.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Statement of Cash Flows - Successor

For the period January 31 - December 30, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net income (loss)	$2,629	$3,502	$(216)	$(3,286)	$2,629
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,022	8,328	(1)	—	17,349
Amortization of deferred financing costs	960	—	—	—	960
Increase (decrease) in deferred rent, net of tenant allowance	—	1,603	—	—	1,603
Asset impairment & restaurant closings/remodels	640	718	—	—	1,358
Change in deferred tax benefit	885	—	—	—	885
Equity in earnings of subsidiaries	(3,286)	—	—	3,286	—
Changes in operating assets and liabilities, net of effects of merger:
Decrease (increase) in receivables	1,131	404	(47)	—	1,488
Increase in inventories	(9)	(131)	(2)	—	(142)
Decrease in prepaid expenses	934	5	1	—	940
Increase in other assets	3,010	(243)	—	—	2,767
Increase (decrease) in accounts payable and accrued expenses	2,793	71	(67)	—	2,797
Increase in accrued interest payable	7,745	—	—	—	7,745

Net cash provided by (used in) operating activities	26,454	14,257	(332)	—	40,379

Investing Activities:
Purchases of property and equipment	(9,306)	(7,021)	—	—	(16,327)
Purchase of franchise & other locations	(5,090)	—	—	—	(5,090)
Investment in joint ventures	(380)	—	—	—	(380)
Contributions from partners to joint ventures	—	200	—	—	200
Cash paid for merger, net of cash acquired	(188,000)	—	—	—	(188,000)

Net cash used in investing activities	(202,776)	(6,821)	—	—	(209,597)

Financing Activities:
Proceeds from shareholders for issuance of common stock	133,000	—	—	—	133,000
Proceeds from secured term loan	183,000	—	—	—	183,000
Proceeds from senior notes	150,000	—	—	—	150,000
Paydown of predecessor’s notes	(267,000)	—	—	—	(267,000)
Repayment of secured term loan	(915)	—	—	—	(915)
Intercompany balances	3,930	(4,543)	613	—	—

Net cash provided by (used in) financing activities	202,015	(4,543)	613	—	198,085

Increase in cash and cash equivalents	25,693	2,893	281	—	28,867
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$25,693	$2,893	$281	$—	$28,867

Supplemental disclosure of cash flow information:
Cash paid during period for income taxes	$370	$—	$—	$—	$370
Cash paid during period for interest	$20,072	$—	$—	$—	$20,072

Supplemental non-cash investing activities:

On January 30, 2007, the Company transferred its interest of $5.6 million in certain non-core assets to a newly-formed company owned by certain of our former shareholders as a dividend.

Supplemental non-cash financing activities:

We entered into a non-cash insurance premium financing agreement for $3.5 million and $3.3 million in June 2007 and June 2006 respectively.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The firm of BDO Seidman LLP (“BDO”) had served as the independent registered public accounting firm of Sbarro Inc. since 2002. On May 29, 2007, BDO advised Sbarro that it was resigning as our independent registered public accounting firm effective immediately. The reports of BDO on our consolidated financial statements as of December 31, 2006 and for the years then ended contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and through the interim period ended April 1, 2007, there had been no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference thereto in their reports on the financial statements for such years.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 28, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 28, 2008 based on the criteria set forth by COSO in Internal Control – Integrated Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes to Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

See Note 7 – Long Term Debt and Note – 12 – Subsequent Events to our Consolidated Financial Statements for information regarding the March 26, 2009 amendment to our Senior Credit Facilities and the new Second Lien Facility.

On March 26, 2009, the Company’s Board of Directors approved a cash bonus plan for corporate office employees of the Company including, its named executive officers, for the 2009 fiscal year (the “2009 Bonus Plan”). The 2009 Bonus Plan is intended to assist the Company in attracting, retaining and motivating executive officers and key employees, and to increase the linkage between executive compensation and corporate performance and to enable the Company to pay cash bonuses based upon achievement by the Company of annual operating goals based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). Payments under the 2009 Bonus Plan are contingent upon the employee’s continued employment with the Company on the date of payment, except that employees who die or become disabled during the year remain eligible for a pro-rated bonus or except as may be provided for under a separate employment agreement. The payment date for participants is expected to be 15 days after certified year-end financial statements are official, but no later than April 30, 2010.

The Company established a target for EBITDA (as defined in the Senior Credit Facilities) as a condition to funding the 2009 Bonus Plan. While the Company has not set specific individual performance targets for named executive officers, it has identified the potential annual bonus as a percentage of base salary varying by classification of employee, with percentages ranging from 5% in the case of hourly-paid employees and up to 50% in the case of corporate officers. The actual bonus can be more or less than the targeted bonus and will vary depending on the amount by which the 2009 EBITDA exceeds the EBITDA target.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

The following table sets forth our directors, executive officers and key employees, their ages and the positions held by them as of March 30, 2009.

Name	Age	Present Position	Other Positions Held During Past Five Years
Peter Beaudrault	54	Chairman of the Board of Directors (since January 2007), President and Chief Executive Officer (since March 2005)	Corporate Vice President and President of Quick Service Division

Anthony J. Missano	50	President, Business Development (since March 2004) and Corporate Vice President (since 1996)	President of Quick Service Division

Daniel G. Montgomery	44	Vice President and Chief Financial Officer (since January 2009)	None

Stuart Steinberg	52	General Counsel (since 2001) and Secretary (since January 2007)	Assistant Secretary

Ted Host	63	Director (since January 2007)	None

Dennis Malamatinas	53	Director (since January 2007)	None

Nicholas McGrane	40	Director (since January 2007)	None

Michael O’Donnell	52	Director (since January 2007)	President and Chief Executive Officer

Robert Sharp	43	Director (since January 2007)	None

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

Daniel G. Montgomery joined us as Vice President and Chief Financial Officer in January 2009. From 2006 to 2008, Mr. Montgomery served as a Partner and Director of the Aviation, Aerospace and Defense Group and the Corporate Finance Group of Oliver Wyman Group/Mercer Management Consulting, an international management consulting firm. From 2003 to 2006, Mr. Montgomery worked as a Senior Director at Kroll Zolfo Cooper Financial Consulting, the North American corporate advisory and restructuring division of Kroll, a risk consulting company. Mr. Montgomery earned an MBA in Finance from the University of Texas and a BSBA in Finance from Georgetown University.

Stuart Steinberg joined us as General Counsel in 2001 and Assistant Secretary in January 2006 and became Secretary in January 2007 in connection with the Merger. Mr. Steinberg is directly employed by Sbarro as Secretary, but acts as our General Counsel pursuant to a retainer agreement with the law firm of Steinberg, Fineo, Berger & Fischoff, P.C., of which he is a named partner. Prior to joining Sbarro, Mr. Steinberg practiced transactional law with his firm.

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

Dennis Malamatinas serves as Chief Executive Officer of Marfin Investment Group, the leading Investment Holding company in South East Europe with $10 billion in assets. He is also the non-executive Chairman of Vivartia, the largest food company in South East Europe with sales of $2 billion. He serves on the following boards as a non-executive Director: SSP Group, Ltd., Saxo Bank, Celio Group Ltd. and also as a member of the Advisory Board of MidOcean Partners. Previously he has served as the worldwide CEO of Burger King Corp., CEO of Smirnoff Vodka, CEO of Pepsi-Cola Italy, Chairman and CEO of Priceline Europe, President of Diageo Pic Asia division, CEO of Metaxa Distillers, and has served in various management positions with Procter & Gamble international where he started his career. He had served as a non-executive Director of Reuters Pic., non-executive Chairman of Metro International, non-executive Director of Alltracle Pic., MCB Ltd., IRF European Investments, Chairman of Philox Ltd and as Executive Director of Diageo Pic.

Nicholas McGrane is a Partner of MidOcean. Prior to joining MidOcean in 2003, Mr. McGrane was a Vice President at DB Capital Partners. Prior to joining DB Capital Partners’ predecessor BT Capital Partners in 1997, Mr. McGrane was Director of Business Development at Imax Corporation, the large screen entertainment company. Mr. McGrane also has experience as a consultant at Bain & Company and a financial analyst at Kidder, Peabody & Co. Incorporated in the media & entertainment group. Mr. McGrane serves as a Director on True 2 Form, Inc. and Hunter Fan Company.

Michael O’Donnell has been President and Chief Executive Officer of Ruth’s Hospitality Group Inc. since August 2008. Prior to that he had been Chairman of the Board of Directors, Chief Executive Officer and President of Champps Entertainment, Inc., a restaurant chain operator and franchisor, from March 2005 until October 2007 when Champps Entertainment was sold. He served as our President and Chief Executive Officer from September 2003 until March 2005. Prior to his joining Sbarro, Mr. O’Donnell was an industry consultant from January 2003 and, for more than five years prior to that, was the President and Chief Executive Officer of New Business at Outback Steakhouse Inc., a restaurant chain. Mr. O’Donnell became a Director of Sbarro in September 2003. Mr. O’Donnell is also a Director of Cosi, Logan’s Roadhouse and Ruth’s Hospitality Group, Inc.

Robert Sharp is a Partner of MidOcean. Prior to his current position, Mr. Sharp was a Managing Director at DB Capital Partners. Previously, Mr. Sharp was a Principal at Investcorp International Inc., a leading corporate investment group. Earlier, he served as a Vice President at BT Securities, specializing in bank lending and high yield and equity underwriting, as an Executive Vice President at Remsen Partners Ltd., a private investment firm, and as an associate in the mergers and acquisitions group at Drexel Burnham Lambert. Mr. Sharp is also a Director of Hunter Fan Company.

Our Board of Directors

As of December 28, 2008, our Board of Directors consisted of 6 members, who serve until the next annual meeting of shareholders or until his or her successor has been elected and qualified. Directors may be removed at any time, with or without cause, by vote of our shareholders. See Item 13 – Certain Relationships and Related Transactions and Director Independence under the caption “LLC Agreement” for details regarding arrangements and understandings with respect to the composition of our Board of Directors.

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

As of December 28, 2008, our named executive officers were Peter Beaudrault, Anthony Puglisi, Anthony Missano and Stuart Steinberg. We refer to our named executive officers as of December 28, 2008 as the “Named Executive Officers” or “NEO’s.”

Compensation Policies and Practices

The primary objectives of our 2008 executive compensation program were to:

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

Compensation Process

As of December 28, 2008, our board of directors consisted of five non-employee directors and one employee director, Peter Beaudrault, Chairman of the Board. Our board of directors does not have a Compensation Committee. Decisions regarding the compensation of executive officers are made by our board of directors.

The Board has responsibility for approving all compensation and short and long term awards to executive officers, which includes the chief executive officer and the chief financial officer. In addition, the Board reviews and approves all annual bonus plans and recommends revisions to the compensation or bonus plans.

Compensation Design and Elements

We sought to achieve an overall compensation program that provides foundational elements such as base salary and benefits that are sufficient to attract and retain our key executives, in light of their prior compensation packages and opportunities available to them at other companies as well as an opportunity for variable incentive compensation when short and long term performance goals are met. Our executive compensation in 2008 consisted of the following components:

•	Base salary;

•	Annual cash bonus incentive(s) through our Bonus Plan (as defined below); and

•	A special incentive bonus opportunity based on the value of the Company’s equity in a sale transaction or similar extraordinary event.

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

The base salaries of Messrs. Beaudrault, Missano, Puglisi and Steinberg for 2008 were established through negotiations with representatives of MidOcean in connection with the Merger.

Annual Cash Bonus Incentive. Annual cash bonus incentives were awarded pursuant to our Corporate Employee Bonus Plan for 2008 (the “Bonus Plan”), which was approved by the board in the beginning of the fiscal year. The objective of the annual cash bonus incentive was to reward executive officers for our performance, as measured by EBITDA, defined as earnings before interest, taxes, depreciation and amortization and other credit agreement add backs. The targets under the bonus plans were established based on our budgeted EBITDA for 2008.

Annual target cash bonuses are determined initially as a percentage of each executive officer’s base salary for the fiscal year, and the payment of target cash bonuses depends upon the achievement of the pre-determined performance targets. The target cash bonus is established based on an individual’s level of responsibility. Depending on our performance relative to the applicable predetermined target, the actual cash bonus for our executive officers may be less than or greater than the target cash bonus. The targets for 2008 were not met. As a result, no annual bonus awards will be paid for 2008.

Long-term Equity Compensation. The purpose of the long-term incentive awards is to provide the executive officers with an incentive to increase the long-term value of the Company and to seek to achieve meaningful annual performance targets, thereby aligning their economic interests with the interests of MidOcean and our other owners. The incentive packages were negotiated directly by the executive officers with representatives of MidOcean. The executive officers and certain other members of senior management received long-term incentive awards from Holdings in connection with the Merger as compensation for their services to Holdings. These incentive awards consist of Class B units and Class C units that are non-voting profit interests in Holdings (collectively, the “Units”) that are subject to respectively time and performance vesting requirements. The Class B Units vest, so long as the member is an employee of Sbarro or a subsidiary as of the applicable anniversary date of the issuance of the Class B Units, at 20% of the total number of Class B units issued to a member on a given date on each of the first five anniversaries of the issuance date. The Class C units vest, so long as the member is an employee of Sbarro or a subsidiary as of the applicable anniversary date of the issuance of the Class C units, at 20% of the total number of Class C Units issued to a member on a given date on each of the first five anniversaries of the issuance date so long certain performance targets, based on the Company’s EBITDA, for the fiscal year end immediately prior to the applicable anniversary date as established by the Board of Directors are achieved. The Board of Directors has discretion to adjust the annual performance targets to account for acquisitions and dispositions as well as the effects of non-recurring items or changes in accounting principles mandated by GAAP. The Units that are unvested shall not vest and shall be forfeited when a holder ceases to be an employee. In the event that the performance targets are not met, the Class C units due to vest, will not vest and shall be forfeited. Vesting of the Units (both Class B and Class C, notwithstanding the foregoing) may also occur in the event of certain termination events or changes in control of Sbarro. See “Potential Payments Upon Termination or Change of Control.”

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

We expect that our compensation objectives and salary and annual bonus components will be substantially similar in 2009 to those described for fiscal year 2008. With the addition of awards of incentive units to our compensation program, determinations regarding compensation packages and annual awards will also take into account the value and impact of these equity-based incentives.

Report of the Board

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 28, 2008.

Submitted by:

Peter Beaudrault	Chairman of the Board of Directors

Ted Host	Director

Dennis Malamatinas	Director

Nicholas McGrane	Director

Michael O’Donnell	Director

Robert Sharp	Director

Summary Compensation Table

The following table summarizes the total compensation paid to, earned by or awarded to our Named Executive Officers (in thousands):

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compen- sation (4) ($)	Total ($)
Peter Beaudrault	2008	$450	$—	$—	$133	583
Chairman of the Board of Directors	2007	450	14,814	—	127	15,391
President and Chief Executive Officer	2006	450	—	268	67	785
Anthony Puglisi	2008	265	—	—	46	311
Vice President	2007	265	2,963	—	32	3,260
Chief Financial Officer and Principal Accounting Officer	2006	251	—	157	30	438
Anthony Missano	2008	320	—	—	54	374
President, Business Development and	2007	320	2,469	—	34	2,823
Corporate Vice President	2006	305	—	190	34	529
Stuart Steinberg	2008	5	—	—	—	5
General Counsel and Secretary (3)	2007	5	1,817	—	—	1,822
	2006	—	—	49	—	49

(1)	Represents special event bonuses paid due to change of control.
(2)	Represents amounts paid pursuant to the Bonus Plan.
(3)	General counsel & secretary salary includes fees paid for attending 2008 and 2007 board meetings & excludes payments made under the retainer agreement.
(4)	The dollar value of the amounts shown in this column includes the following (in thousands):

	Year	Car Lease and Expenses	Health Insurance Premiums	Life Insurance Premiums	Airfare	Local Housing & Meals	Total
Peter Beaudrault	2008	$37	$20	$1	$21	$54	133
	2007	21	19	1	17	69	127
	2006	16	17	1	5	28	67
Anthony Puglisi	2008	27	19	—	—	—	46
	2007	18	14	—	—	—	32
	2006	17	13	—	—	—	30
Anthony Missano	2008	29	25	—	—	—	54
	2007	15	19	—	—	—	34
	2006	17	17	—	—	—	34

In connection with the Merger, we entered into employment agreements with several of our Named Executive Officers. The principal terms of these employment agreements are as follows:

Mr. Beaudrault: The initial term of employment is 4 years from the Merger, subject to automatic annual extensions unless terminated by either party on at least 3 months written notice. Mr. Beaudrault is entitled to a base salary of $450,000 and he has an annual cash bonus opportunity consistent with the Company’s past practice. Mr. Beaudrault is entitled to either 24 months (if termination occurs prior to the second anniversary of the execution of the agreement) or 12 months salary and benefits, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreements) by the Company or with Good Reason (as defined in the employment agreements) by the officer. Mr. Beaudrault also received units of Holdings which are subject to time and performance based vesting requirements described above in “Long Term Equity Compensation.” There are also provisions providing for vesting in the event of certain termination events or changes in control. See “Potential Payments Upon Termination or Change of Control”. Additionally, the agreement contains a non-competition provision restricting Mr. Beaudrault from competing with the Company for the longer of 1 year from the date of termination or the period of time during which he continues to be paid severance following termination.

Mr. Missano: The initial term of the employment specified in Mr. Missano’s agreement is two years from the Merger, subject to automatic annual extensions unless terminated by either party on at least 3 months written notice. Mr. Missano is entitled to a base salary of $350,000, and he has an annual cash bonus opportunity consistent with the Company’s past practice. Mr. Missano is entitled to 12 months salary and benefits, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreements) by the Company or with Good Reason (as defined in the employment agreements) by the officer. Mr. Missano also received units of Holdings which are subject to time and performance based vesting requirements described above in “Long Term Equity Compensation.” There are also provisions providing for vesting in the event of certain termination events or changes in control. See “Potential Payments Upon Termination or Change of Control”. Additionally, the agreement contains a non-competition provision restricting Mr. Missano from competing with the Company for one year from the date of termination.

Mr. Puglisi: The initial term of the employment was two years from the Merger, subject to automatic annual extensions unless terminated by either party on at least 3 months written notice. Mr. Puglisi was entitled to a base salary of $265,000, and he had an annual cash bonus opportunity consistent with the Company’s past practice. Mr. Puglisi will be entitled to 12 months salary and benefits, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreements) by the Company or with Good Reason (as defined in the employment agreements) by the officer. Mr. Puglisi also received units of Holdings which are subject to time and performance based vesting requirements described above in “Long Term Equity Compensation.” There are also provisions providing for vesting in the event of certain termination events or changes in control. See “Potential Payments Upon Termination or Change of Control.” Additionally, the agreement contains a non-competition provision restricting Mr. Puglisi from competing with the Company for one year from the date of termination.

Mr. Puglisi’s employment with the Company officially terminated on February 12, 2009. Mr. Puglisi was entitled to certain severance payments and benefits pursuant to the terms of his employment agreement (as described above). Additionally, pursuant to the terms of a cooperation letter agreement by and among Holdings, the Company and Mr. Puglisi dated January 12, 2009 (the “Cooperation Agreement”), Mr. Puglisi agreed to provide certain transitional services to the Company, as an independent contractor, after his official departure date until April 15, 2009 to assist in the Company’s year end audit and the preparation of the Company’s annual report for 2008. In consideration for such services, the Company will pay Mr. Puglisi an aggregate amount of $93,333, reimburse Mr. Puglisi for any reasonably incurred expenses, and provide Mr. Puglisi with continued medical coverage during such period. Mr. Puglisi’s severance, equal to his base salary, bonus payment and medical benefits for a period of one year will be paid over twelve months following the conclusion of his transitional services.

Mr. Steinberg: The initial term of the employment agreement is two years from the Merger, subject to automatic annual extensions unless terminated by either party on at least 3 months written notice, and will terminate automatically in the event that the Retainer Agreement (as defined below) is terminated. Mr. Steinberg will be entitled to 12 months salary, at a rate of $250,000 per annum, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreements) by the Company or with Good Reason (as defined in the employment agreements) by the officer, including termination of the Retainer Agreement for the above reasons. Mr. Steinberg also received units of Holdings which are subject to time and performance based vesting requirements described above in “Long Term Equity Compensation.” There are also provisions providing for vesting in the event of certain termination events or changes in control. See “Potential Payments Upon Termination or Change of Control”. Additionally, Mr. Steinberg’s agreement contains a non-competition provision restricting him (but not his law firm) from competing with the Company for one year from the date of termination. In addition to Mr. Steinberg’s employment agreement, the Company entered into a retainer agreement (the “Retainer Agreement”) pursuant to which Mr. Steinberg’s firm, Steinberg, Fineo, Berger & Fischoff, P.C. (the “Steinberg Firm”), acts as the legal department of the Company, with Mr. Steinberg personally acting as general counsel, in exchange for an annual payment of $480,000. The term of the Retainer Agreement is for two years, subject to automatic annual extensions unless terminated by either party on at least 3 months written notice, and terminates automatically in the event that Mr. Steinberg’s employment agreement is terminated. The Steinberg Firm provides all personnel (including paying salary, bonus and benefits to such personnel) necessary for the day-to-day legal operation of the Company’s business. In the event that the Steinberg Firm is requested or obligated to undertake any exceptional litigation or transactional work on behalf of the Company, the fees for such work are not be included in the annual retainer, but will be agreed between Mr. Steinberg and our Chief Executive Officer.

Corporate Employee Bonus Plan

The Bonus Plan for 2008 provided that management set an EBITDA objective for the 2008 fiscal year. Each participant was given a personal targeted bonus and related percentage of salary bracket. Bonuses are paid fifteen days after completion of the 2008 audit and are paid based upon the degree to which the Company’s 2008 EBITDA was exceeded. For 2008, the EBITDA target was not met. As a result, participants in the Bonus Plan did not receive any awards under this plan.

Long Term Equity Compensation

Pursuant to the employment agreements entered into in connection with the Merger, our executive officers are entitled to receive certain severance payments upon termination without Cause by the Company or with Good Reason by the officer. See “Potential Payments Upon Termination or Change of Control”. The employment agreements do not provide for any type of severance payment due to the employee upon a change of control of the Company; however, the Units of Holdings do contain vesting provisions in the event of certain termination events or changes in control. If a holder of Class B units is terminated by the Company without Cause, the employee terminates for Good Reason, the Company elects not to renew the employment agreement pursuant to its terms or as a result of death or incapacity, then the holder shall be vested in the number of Class B units equal to the number of Class B units that would have vested on the next anniversary occurring within one year of termination on a pro rata basis for the portion of the year from the last anniversary of issuance of the Units that the holder was employed by the Company. In addition, the Units (both Class B and C notwithstanding the foregoing) will vest in connection with certain public offerings of our common stock or a change in control of Sbarro, including by merger, sale of stock or sale of asset if MidOcean receives a specified rate of return as set forth in Holdings’ Limited Liability Company Agreement.

Pension Benefits and Nonqualified Deferred Compensation

We currently do not have a pension or nonqualified deferred compensation program for our employees.

Stock Awards and Stock Option Awards

We currently do not have any stock awards or stock option award programs for our employees.

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

Mr. Puglisi’s employment with the Company officially terminated on February 12, 2009. Mr. Puglisi was entitled to certain severance payments and benefits pursuant to the terms of his employment agreement (as defined above). Additionally, pursuant to the terms of a cooperation letter agreement by and among Holdings, the Company and Mr. Puglisi dated January 12, 2009 (the “Cooperation Agreement”), Mr. Puglisi agreed to provide certain transitional services to the Company, as an independent contractor, after his official departure date until April 15, 2009 to assist in the Company’s year end audit and the preparation of the Company’s annual report for 2008. In consideration for such services, the Company will pay Mr. Puglisi an aggregate amount of $93,333, reimburse Mr. Puglisi for any reasonably incurred expenses, and provide Mr. Puglisi with continued medical coverage during such period. Mr. Puglisi’s severance, equal to his base salary, bonus payments and medical benefits for a period of one year will be paid over twelve months following the conclusion of his transitional services.

Mr. Steinberg will be entitled to 12 months salary, at a rate of $250,000 per annum, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreements) by the Company or with Good Reason (as defined in the employment agreements) by the officer, including termination of the Retainer Agreement.

The employment agreements do not provide for any type of severance payment due to the employee upon a change of control of the Company; however, the Units of Holdings do contain vesting provisions in the event of certain termination events or changes in control. If a holder of Class B units is terminated by the Company without Cause, the employee terminates for Good Reason, the Company elects not to renew the employment agreement pursuant to its terms or as a result of death or incapacity, then the holder shall be vested in the number of Class B units equal to the number of Class B units that would have vested on the next anniversary occurring within one year of termination on a pro rata basis for the portion of the year from the last anniversary of issuance of the Units that the holder was employed by the Company. In addition, the Units (both Class B and C not withstanding the foregoing) will vest in connection with certain public offerings of our common stock or a change in control of Sbarro, including by merger, sale of stock or sale of asset if MidOcean receives a specified rate of return as set forth in Holdings’ Limited Liability Company Agreement.

Compensation of Directors

The following table summarizes the total compensation earned in 2008 by our Board of Directors (in thousands):

Name and Principal Position	Year	Total Fees Earned or Paid in Cash ($)	All Other Compen- sation ($)	Total ($)
Michael O’Donnell Director	2008	$40	$—	$40

Nicholas McGrane Director and Chairman of the Audit Committee	2008	—	—	—

Robert Sharp Director	2008	—	—	—

Ted Host Director	2008	40	—	40

Dennis Malamatinas Director	2008	40	—	40

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

The following table sets forth certain information regarding the beneficial ownership of the limited liability company interests of Holdings as of March 30, 2009 by each person who beneficially owns 5% or more of the outstanding Class A Units of limited liability company interest of Holdings, each person who is a director, proposed director or named executive officer and all current directors and executive officers as a group. Each Class A Unit is entitled to one vote on all matters to be voted upon by members of Holdings and generally will share in distributions by Holdings up to certain amounts.

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

Applicable percentage ownership in the following table is based on 133,000 Class A Units of limited liability company interest of Holdings outstanding as of March 30, 2009.

Name of Beneficial Owners (1)	Number of Class A Units Owned	Percentage of Class A Units
Peter Beaudrault	4,400	3.3%
Anthony Puglisi	800	*
Anthony Missano	652	*
Stuart Steinberg	652	*
Ted Host	—	—
Dennis Malamatinas(2), (5)	—	—
Michael O’Donnell	—	—
Nicholas McGrane(3), (5)	—	—
Robert Sharp(4), (5)	—	—
Directors and executive officers as a group (nine persons)	6,504	4.9%
MidOcean(5)	105,976	75.7%
Aktiva Investments International NV(6)	16,000	12.0%

*	less than one percent.

(1)	Unless otherwise specified, the address of each of the named individuals is c/o Sbarro, Inc. 401 Broadhollow Road, Melville, New York 11747.

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

(5)

Includes (i) limited liability company interests held by MidOcean Partners III, LP, MidOcean Partners III-A, LP and MidOcean Partners III-D, LP (collectively, the MOP Entities”) and MidOcean Partners III-E, LP (“MOP III- E”) and (ii) immediately exercisable warrants to purchase limited liability company interests held by the MOP Entities. MidOcean Associates, SPC (“Associates”) is the General Partner of each of the MOP Entities. MidOcean US Advisor, LP (“US Advisor”) provides investment advisory services to each of the MOP Entities and Associates. MidOcean US Advisor Holdings LLC is the general partner of MOP III-E. The MOP Entities, Associates and US Advisor are affiliates of MOP III-E due to the fact that common entities control MidOcean US Advisors Holdings LLC, Associates and US Advisor. Accordingly, each of these entities, the MOP Entities and MOP III-E may be deemed to have beneficial ownership of these units, although each entity disclaims beneficial ownership of units owned of record by any other person or entity except to the extent of their pecuniary interest therein. The address for each of the MOP Entities, Associates, US Advisor, MOP III-E and MidOcean US Advisors Holdings LLC and the affiliated MidOcean entities is 320 Park Avenue, 17th Floor, New York, New York 10022.

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

In addition, Holdings and the Company will indemnify each of MidOcean Advisor and MidOcean and, among others, their respective directors, officers, partners, members, employees and representatives to the fullest extent permitted by law against certain claims, losses, damages, liabilities and expenses that may arise in connection with services provided under the professional service agreement.

On March 26, 2009, the Company amended its Senior Credit Facilities. The amendment includes provisions which restrict payment of MidOcean’s annual management fee. MidOcean’s annual management fee will now be accrued but not paid until the Company’s EBITDA is at least $55.0 million. After such EBITDA goal is obtained, MidOcean will be entitled to receive its accrued fees subject to a maximum cap of $2.0 million per year.

Second Lien Facility

On March 26, 2009, we entered into a new Second Lien Facility. The Second Lien Facility provides for a $25.5 million secured term loan facility. The loan under the Second Lien Facility was made by Column Investments S.a.r.l., an affiliate of MidOcean. In connection with closing the Second Lien Facility, we borrowed the entire $25.5 million available under the facility which provided for cash proceeds of $25.0 million (representing a 1.96% discount). The Second Lien Facility matures in 2014.

Borrowings under the Second Lien Facility bears interest at 15% per annum payable quarterly in arrears. The Second Lien Facility provides for no amortization of principal. Interest is payable quarterly as follows: (i) prior to the third anniversary, interest is only payable in kind and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00.

Our obligations under the Second Lien Facility is unconditionally and irrevocably guaranteed by our domestic subsidiaries. In addition, the Second Lien Facility is secured by a second priority perfected security interest in substantially all of our and our domestic subsidiaries’ capital stock, and up to 65% of the outstanding capital stock of our foreign subsidiaries.

The credit agreement governing the Second Lien Facility contains certain events of default and restrictive covenants which are customary with respect to facilities of this type, including limitations on the incurrence of indebtedness, dividends, investments, prepayment of certain indebtedness, sales of assets, liens, mergers and transactions with affiliates. In addition, the credit agreement contains (i) cross-acceleration provisions tied to the Senior Credit Facilities and cross-default provisions tied to the Senior Notes and (ii) compliance with certain financial and operating covenants, including a minimum EBITDA covenant and a maximum capital expenditure covenant, which are based on the covenants contained in the Senior Credit Facilities with less restrictive thresholds by approximately 15%. The credit agreement also contains a make-whole provision for any prepayment prior to the maturity date

In connection with the closing of the Second Lien Facility, Holdings issued immediately exercisable warrants to certain MidOcean entities to acquire 5% of Holdings Class A Units issued and outstanding on the dates of exercise. The warrants were issued in connection with the credit agreement governing the Second Lien Facility.

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

Our principal independent registered public accountants beginning June 4, 2007 are PricewaterhouseCoopers LLP prior to then our principal independent registered public accountants was BDO Seidman LLP.

The following is a schedule of fees billed for professional services rendered by both our current and former principal accountants (In thousands):

	2008 Current Principal Accountant	2008 Prior Principal Accountant	2007 Current Principal Accountant	2007 Prior Principal Accountant
Audit fees	475	30	545	39
Audit-related fees	28	—	—	—
Tax fees	—	—	—	—
Other fees	—	—	—	165

Total fees	503	30	545	204

Audit fees are for the 2008 and 2007 annual financial statements included in our report on Form 10-K, as well as review of our quarterly financial statements included in our reports on Form 10-Q. Audit-related fees in 2008 relate to recommendations made for improvements in internal controls in connection with Section 404 of the Sarbanes-Oxley Act. Included in other fees in 2007 is a review of our corporate income and franchise tax returns, tax planning advice related to our tax returns and those of our shareholders and tax advice relating to contemplated corporate transactions.

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

(a) (1) Consolidated Financial Statements

The following consolidated financial statements of Sbarro, Inc. and the Report of Independent Registered Public Accountants thereon are included in Item 8 above:

Page
Report of Independent Registered Public Accounting Firm	34

Consolidated Balance Sheets as of December 28, 2008 (Successor) and December 30, 2007 (Successor)	37

Consolidated Statements of Operations for the year ended December 28, 2008 (Successor) and the period January 31 through December 30, 2007 (Successor) and the period January 1 through January 30, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor)	39

Consolidated Statements of Shareholders’ Equity for the year ended December 28, 2008 (Successor) and the period January 31 through December 30, 2007 (Successor), and the period January 1 through January 30, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor)	40

Consolidated Statements of Cash Flows for the year ended December 28, 2008 (Successor) and the period January 31 through December 30, 2007 (Successor) and the period January 1 through January 30, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor)	41

Notes to Consolidated Financial Statements	43

(a) (2) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report:

Page
Report of Independent Registered Public Accounting Firm	S-1

Valuation and Qualifying Accounts for 2008, 2007 and 2006	S-2

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2009.

SBARRO, INC.

By:	/s/ Peter Beaudrault
Peter Beaudrault,
Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Beaudrault	Chairman of the Board of Directors,	March 30, 2009
Peter Beaudrault	President and Chief Executive Officer

/s/ Daniel G. Montgomery	Vice President,	March 30, 2009
Daniel G. Montgomery	Chief Financial Officer and Principal Accounting Officer

/s/ Ted Host	Director	March 30, 2009
Ted Host

/s/ Dennis Malamatinas	Director	March 30, 2009
Dennis Malamatinas

/s/ Nicholas McGrane	Director	March 30, 2009
Nicholas McGrane

/s/ Michael O’Donnell	Director	March 30, 2009
Michael O’Donnell

/s/ Robert Sharp	Director	March 30, 2009
Robert Sharp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sbarro, Inc.

Melville, New York

The audit referred to in our report dated March 28, 2007 relating to the consolidated financial statements of Sbarro, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the accompanying financial statement schedule for the year ended December 31, 2006. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Melville, New York

March 29, 2007

S-1

SBARRO, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

For The Three Years Ended December 28, 2008

Description	Balance at Beginning of Period		Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
December 28, 2008
(Successor)
Allowance for doubtful accounts receivable	$—		486	—	40		$446

Valuation allowance on deferred tax assets	$—		34,973	—	—		$34,973

January 31, 2007-December 30, 2007
(Successor)
Allowance for doubtful accounts receivable	$—	(2)	—	—	—		$—

Valuation allowance on deferred tax assets	$—		—	—	—		$—

January 1-January 30, 2007
(Predecessor)
Allowance for doubtful accounts receivable	$263		—	—	—		$263

December 31, 2006
(Predecessor)
Allowance for doubtful accounts receivable	$323		$40	$14	$114	(1)	$263

(1)	Includes write off of uncollected accounts.

(2)	Beginning balance of accounts receivable was adjusted to fair value in connection with the Merger.

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

4.3	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III, L.P.

4.4	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III-A, L.P.

4.5	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III-D, L.P.

*10.1	Form of Indemnification Agreement between Sbarro, Inc. and each of its officers and directors. (Exhibit 10.1 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.2

Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Peter Beaudrault regarding Mr. Beaudrault’s employment with Sbarro. (Exhibit 10.4 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.3

Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony Missano regarding Mr. Missano’s employment with Sbarro. (Exhibit 10.5 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.4

Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony Puglisi regarding Mr. Puglisi’s employment with Sbarro. (Exhibit 10.6 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.5

Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Stuart Steinberg regarding Mr. Steinberg’s employment with Sbarro. (Exhibit 10.7 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.6

Engagement Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc., Steinberg, Fineo, Berger & Fischoff, P.C. and Stuart Steinberg. (Exhibit 10.23 to our Registration Statement on Form S-4, File No. 333-142081)

*10.7

Professional Services Agreement dated as of January 31, 2007 among Sbarro, MidOcean SBR Holdings, LLC and MidOcean US Advisor, LP. (Exhibit 10.13 to our Registration Statement on Form S-4, File No. 333-142081)

*10.8

Credit Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, Credit Suisse, as Syndication Agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Book Managers, Natixis and Bank of Ireland, as Co-Documentation Agents. (Exhibit 10.14 to our Registration Statement on Form S-4, File No. 333-142081)

10.9

First Amendment to Credit Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, Credit Suisse, as Syndication Agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Book Managers, Natixis and Bank of Ireland, as Co-Documentation Agents.

10.10

Second Lien Credit Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, and Natixis, as Administrative Agent and Collateral Agent.

10.11	Intercreditor Agreement dated as of March 26, 2009 between Bank of America, N.A., as Collateral Agent for first lien facility, and Natixis, as Collateral Agent for second lien facility.

10.12	Security Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties thereto from time to time, and Natixis, as Collateral Agent.

10.13	Guaranty dated as of March 26, 2009 among Sbarro Holdings, LLC, the subsidiary guarantors parties thereto from time to time, and Natixis, as Administrative Agent.

10.14	Pledge Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties thereto from time to time, and Natixis, as Collateral Agent.

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

*+10.18	Corporate Office Employee Bonus Plan for 2007. (Exhibit 10.22 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.19	Corporate Office Employee Bonus Plan for 2008. (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2008)

+10.20	Corporate Office Employee Bonus Plan for 2009.

*+10.21	Employment Agreement dated January 12, 2009 by and among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Daniel G. Montgomery. (Exhibit 10.1 to our Current Report on Form 8-K dated January 12, 2009)

*+10.22	Cooperation Letter Agreement dated January 12, 2009 by and among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony J Puglisi. (Exhibit 10.2 to our Current Report on Form 8-K dated January 12, 2009)

12.1	Computation of ratio of earnings to fixed charges.

*14.1	Code of Ethics – For Executive Officers and Directors of Sbarro, Inc. (Exhibit 14.1 to our Registration Statement on Form S-4, File No. 333-142081)

21.1	List of subsidiaries.

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the document indicated.

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

4.3	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III, L.P.

4.4	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III-A, L.P.

4.5	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III-D, L.P.

*10.1	Form of Indemnification Agreement between Sbarro, Inc. and each of its officers and directors. (Exhibit 10.1 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.2

Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Peter Beaudrault regarding Mr. Beaudrault’s employment with Sbarro. (Exhibit 10.4 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.3

Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony Missano regarding Mr. Missano’s employment with Sbarro. (Exhibit 10.5 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.4

Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony Puglisi regarding Mr. Puglisi’s employment with Sbarro. (Exhibit 10.6 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.5

Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Stuart Steinberg regarding Mr. Steinberg’s employment with Sbarro. (Exhibit 10.7 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.6

Engagement Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc., Steinberg, Fineo, Berger & Fischoff, P.C. and Stuart Steinberg. (Exhibit 10.23 to our Registration Statement on Form S-4, File No. 333-142081)

*10.7

Professional Services Agreement dated as of January 31, 2007 among Sbarro, MidOcean SBR Holdings, LLC and MidOcean US Advisor, LP. (Exhibit 10.13 to our Registration Statement on Form S-4, File No. 333-142081)

*10.8

Credit Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, Credit Suisse, as Syndication Agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Book Managers, Natixis and Bank of Ireland, as Co-Documentation Agents. (Exhibit 10.14 to our Registration Statement on Form S-4, File No. 333-142081)

10.9

First Amendment to Credit Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, Credit Suisse, as Syndication Agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Book Managers, Natixis and Bank of Ireland, as Co-Documentation Agents.

10.10

Second Lien Credit Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, and Natixis, as Administrative Agent and Collateral Agent.

10.11	Intercreditor Agreement dated as of March 26, 2009 between Bank of America, N.A., as Collateral Agent for first lien facility, and Natixis, as Collateral Agent for second lien facility.

10.12	Security Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties thereto from time to time, and Natixis, as Collateral Agent.

10.13	Guaranty dated as of March 26, 2009 among Sbarro Holdings, LLC, the subsidiary guarantors parties thereto from time to time, and Natixis, as Administrative Agent.

10.14	Pledge Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties thereto from time to time, and Natixis, as Collateral Agent.

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

*+10.18	Corporate Office Employee Bonus Plan for 2007. (Exhibit 10.22 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.19	Corporate Office Employee Bonus Plan for 2008. (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2008)

+10.20	Corporate Office Employee Bonus Plan for 2009.

*+10.21	Employment Agreement dated January 12, 2009 by and among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Daniel G. Montgomery. (Exhibit 10.1 to our Current Report on Form 8-K dated January 12, 2009)

*+10.22

Cooperation Letter Agreement dated January 12, 2009 by and among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony J. Puglisi. (Exhibit 10.2 to our Current Report on Form 8-K dated January 12, 2009)

12.1	Computation of ratio of earnings to fixed charges.

*14.1	Code of Ethics – For Executive Officers and Directors of Sbarro, Inc. (Exhibit 14.1 to our Registration Statement on Form S-4, File No. 333-142081)

21.1	List of subsidiaries.

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the document indicated.

**

These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part of this Annual Report on Form 10-K or as a separate disclosure document.

+	Management contract or compensatory plan.