Form 10-Q
period 2009-03-29
SBARRO INC
filed 2009-05-13
CIK 766004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 29, 2009	Commission file number 333-142081

SBARRO, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2501939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Broad Hollow Road, Melville, New York	11747-4714
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

The number of shares of Common Stock of the registrant outstanding as of May 13, 2009 was 100.

SBARRO, INC.

FORM 10-Q INDEX

Part I – Financial Information

Item 1. Consolidated Financial Statements

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(UNAUDITED)

(In thousands)

	March 29, 2009	December 28, 2008
Current assets:
Cash and cash equivalents	$17,848	$38,286
Receivables, net of allowance for doubtful accounts of $498 and $446 at March 29, 2009 and December 28, 2008:
Franchise	3,679	3,845
Other	3,468	3,948

	7,147	7,793

Inventories	2,777	3,083
Prepaid expenses	2,233	2,953

Total current assets	30,005	52,115

Property and equipment, net	64,157	65,640

Intangible assets:
Goodwill	201,460	201,460
Trademarks	195,000	195,000
Other intangible assets	23,230	23,539

Deferred financing costs, net	10,100	8,934
Other assets	1,234	1,080

Total assets	$525,186	$547,768

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands except share data)

(CONTINUED)

	March 29, 2009	December 28, 2008
Current liabilities:
Accounts payable	$7,172	$11,621
Accrued expenses	21,888	22,972
Accrued interest payable	3,192	7,291
Due to former shareholders	714	2,993
Insurance premium financing	273	1,087
Current portion of debt	—	3,958

Total current liabilities	33,239	49,922

Deferred rent	5,434	5,189
Deferred tax liability	87,238	87,238
Due to former shareholders	11,043	11,043
Long-term debt	339,962	346,297

Commitments and contingencies

Shareholders’ equity:
Common stock
Authorized 1,000 shares; $.01 par value issued and outstanding 100 shares at March 29, 2009 and December 28, 2008	—	—
Additional paid-in capital	133,000	133,000
Additional paid-in capital warrants	6,340	—
Currency translation adjustments	141	135
Advances to MidOcean SBR Holdings	(305)	(305)
Accumulated deficit	(94,349)	(88,639)

Total shareholders’ equity	44,827	44,191
Noncontrolling interests	3,443	3,888

Total shareholders’ equity, including noncontrolling interests	48,270	48,079

Total liabilities and shareholders’ equity	$525,186	$547,768

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	For the three months ended March 29, 2009	For the three months ended March 30, 2008
Revenues:
Restaurant sales	$76,283	$79,753
Franchise related income	3,299	3,485

Total revenues	79,582	83,238
Costs and expenses:
Cost of food and paper products	15,498	17,382
Payroll and other employee benefits	21,239	22,313
Other operating costs	29,844	29,786
Other income, net	(1,176)	(1,219)
Depreciation and amortization	4,201	4,118
General and administrative	8,567	7,235
Asset impairment, restaurant closings/remodels	714	167

Total costs and expenses, net	78,887	79,782

Operating income	695	3,456

Other (expense) income:
Interest expense	(5,841)	(7,736)
Write-off of deferred financing costs	(423)	—
Interest income	32	73

Net other expense	(6,232)	(7,663)

Loss before income taxes and equity investments	(5,537)	(4,207)
Income tax expense (benefit)	104	(1,829)

Loss before equity investments	(5,641)	(2,378)
Loss from equity investments	(55)	(150)

Net loss	(5,696)	(2,528)
Net income attributable to noncontrolling interests	(14)	(223)

Net loss attributable to Sbarro, Inc.	$(5,710)	$(2,751)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands except share data)

	Common Stock		Additional paid-in capital	Additional paid-in capital - warrants	Advances to MidOcean SBR Holdings	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance at December 28, 2008	100	$—	$133,000	$—	$(305)	$(88,639)	$135	$3,888	$48,079
Components of comprehensive income:
Net (loss) income			—	—	—	(5,710)	—	14	(5,696)
Currency translation adjustments			—	—	—	—	6	14	20

Comprehensive income									(5,676)
Additional paid-in capital warrants			—	6,340	—	—	—	—	6,340
Capital contribution from noncontrolling interest			—	—	—	—	—	170	170
Distribution of earnings			—	—	—	—	—	(418)	(418)
Short-term loan payment			—	—	—	—	—	(225)	(225)

Balance at March 29, 2009	100	$—	$133,000	$6,340	$(305)	$(94,349)	$141	$3,443	$48,270

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the three months ended March 29, 2009	For the three months ended March 30, 2008
Operating Activities:
Net loss	$(5,696)	$(2,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,201	4,118
Amortization of deferred financing costs	308	275
Increase in deferred rent, net of tenant allowance	431	252
Asset impairment and restaurant closings/remodels	341	167
Change in deferred income taxes, net	—	(1,917)
Write-off of deferred financing costs	423	—
Equity in net loss of unconsolidated affiliates	55	150
Changes in operating assets and liabilities
Decrease (increase) in receivables	646	(151)
Decrease in inventories	306	148
(Increase) decrease in prepaid expenses	(94)	1,061
Increase in other assets	(67)	(25)
Decrease in accounts payable, accrued expenses & other liabilities	(8,455)	(7,659)
Decrease in accrued interest payable	(4,099)	(3,894)

Net cash used in operating activities	(11,700)	(10,003)

Investing Activities:
Purchases of property and equipment	(2,679)	(3,623)
Purchase of franchises and other locations	—	(425)
Investment in joint ventures	(130)	(260)

Net cash used in investing activities	(2,809)	(4,308)

Financing Activities:
Proceeds from second lien	25,000	—
Debt issue costs	(1,498)	—
Repayment of secured term loan and revolver	(28,958)	(458)
Capital contribution from noncontrolling interests	170	—
Repayment of short term loan to noncontrolling interests	(225)	—
Distribution of earnings to noncontrolling interests	(418)	(654)

Net cash used in financing activities	(5,929)	(1,112)

Decrease in cash and cash equivalents	(20,438)	(15,423)
Cash and cash equivalents at beginning of period	38,286	28,867

Cash and cash equivalents at end of period	$17,848	$13,444

See notes to unaudited consolidated financial statements

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Description of business:

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at March 29, 2009, and our consolidated results of operations and cash flows for the three months ended March 29, 2009 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to our annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 28, 2008.

Liquidity

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

Our ability to borrow funds under our revolver is subject to our compliance with our debt covenant requirements. Prior to the amendment to our Senior Credit Facilities, such covenants included a interest coverage ratio and a total net leverage ratio. As of year end, we were in violation of our total net leverage ratio covenant under the credit agreement governing our Senior Facilities. On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of our Term Loan by entering into a new Second Lien Facility, permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million, and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year. See note 3—Long Term Debt for additional information regarding the amendment to the Senior Credit Facilities and the new Second Lien Facility.

In response to the economic downturn in 2008, we began to implement aggressive strategic initiatives to reduce costs and improve our liquidity. These initiatives, which will be on-going, include closing unprofitable stores, renegotiating store lease terms, reducing headcount, revising our recipes without affecting our customers, as well as other expense controls. We believe these actions will enhance our liquidity going forward and will enable us to be in compliance with our debt covenants under the amended credit agreement and that cash generated from operations, together with cash on hand and amounts available under the Senior Credit Facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for at least the next year. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Certain reclassifications have been made to the prior periods’ financial statements to conform to current classifications as a result of the Company’s adoption of SFAS No. 160 as discussed in Note 2 below.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

2. Recent Accounting Pronouncements:

SFAS 157:

In September 2006, FASB issued Statement SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The FASB issued FASB 157-1 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. In October 2008, the FASB issued FSP 157-3 which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. We adopted SFAS No. 157 which did not have a material effect on our consolidated financial statements.

SFAS 141 (R):

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which is effective for annual periods beginning on or after December 15, 2008. In FAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition date for value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after December 29, 2008. We evaluated SFAS No. 141(R) and did not have any business combinations; therefore, the adoption of SFAS 141 (R) on our consolidated financial statements had no impact.

SFAS 160:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (“SFAS No. 160”) which is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interest of the parent company and the interest of the noncontrolling interest holder. On December 29, 2009, we adopted SFAS 160 and now present noncontrolling interests as a component of equity, a separate net income attributable to/from noncontrolling interests and a classification of distributions to/from noncontrolling interests in the consolidated financial statements. Prior period amounts have been reclassified to conform with the current presentation. The adoption of SFAS No. 160 did not have any other material impacts on our consolidated financial statements.

SFAS 115-2:

In April 2009, the FASB issued SFAS 115-2, SFAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2”). SFAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available-for-sale and held-to-maturity and provides some new disclosure requirements for both debt and equity securities. SFAS 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt SFAS 115-2 in the second quarter of 2009. We do not expect the adoption will have a material impact on our consolidated financial statements.

SFAS 157-4:

In April 2009, the FASB issued SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly” (“SFAS 157-4”). SFAS 157-4 provides additional guidance for estimating the fair value of assets and liabilities within the scope of SFAS No. 157 in markets that have experienced a significant reduction in volume and activity in relation to normal activity. SFAS 157-4 is

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt SFAS 157-4 in the second quarter of 2009. We do not expect the adoption will have a material impact on our consolidated financial statements.

SFAS 107-1:

In April 2009, the FASB issued SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“SFAS 107-1”). SFAS 107-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim financial statements. SFAS 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt the disclosure requirements of SFAS 107-1 in the second quarter of 2009. We do not expect the adoption will have a material impact on our consolidated financial statements.

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

Senior Credit Facilities:

In connection with the Merger, we entered into senior secured credit facilities. The senior secured credit facilities originally provided for loans of $208.0 million under a $183.0 million senior secured term loan facility (the “Term Loan”) and a $25.0 million senior secured revolving facility (the “Revolving Facility,” and collectively with the Term Loan, the “Senior Credit Facilities”). The Revolving Facility also provides for the issuance of letters of credit not to exceed $10.0 million at any one time outstanding and swing-line loans not to exceed $5.0 million at any one time outstanding. In connection with the Merger, we borrowed the entire $183.0 million available under the Term Loan. On October 17, 2008 and November 18, 2008, we borrowed $8.0 million and $12.0 million, respectively, under the Revolving Facility. The Term Loan matures in 2014 and the Revolving Facility is scheduled to terminate and come due in 2013.

On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of the Term Loan by entering into a new Second Lien Facility (defined and discussed below), permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, permanently replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million, and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year. In the first quarter of 2009, we wrote off

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

$.4 million of deferred financing costs related to the prepayment of the Term Loan. There were $3.6 million of letters of credit outstanding as of March 29, 2009. The letters of credit were issued instead of cash security deposits under our operating leases or to guarantee construction costs of our locations, and for run-out claims under our medical plan. As a result, as of March 29, 2009, our remaining borrowing availability under the Senior Credit Facilities was $1.4 million.

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

Borrowings under the Second Lien Facility bears interest at 15% per annum payable quarterly in arrears. The Second Lien Facility requires no principal payments until maturity. Interest is payable quarterly as follows: (i) prior to the third anniversary, interest is only payable in kind and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00.

Our obligations under the Second Lien Facility are unconditionally and irrevocably guaranteed by our domestic subsidiaries. In addition, the Second Lien Facility is secured by a second priority perfected security interest in substantially all of our and our domestic subsidiaries’ capital stock, and up to 65% of the outstanding capital stock of our foreign subsidiaries.

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

In connection with the closing of the Second Lien Facility, Holdings issued immediately exercisable warrants to certain MidOcean entities to acquire 5% of Holdings Units issued and outstanding on the dates of exercise. The fair value of the warrants issued in connection with the credit agreement governing the Second Lien Facility was $6.3 million and was recorded as paid-in capital with the offset recorded as a discount on the Second Lien Facility.

In connection with the amendment to the Senior Credit Facilities and entry into the new Second Lien Facility, we recorded deferred financing costs of $2.3 million. Long-term debt of $16.5 million is scheduled to mature in 2013 and $330.3 million is scheduled to mature in 2014 and thereafter.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

4. Income Taxes:

We provide for income taxes using the liability method. Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes as determined under enacted tax laws and rates. The effect of changes in tax laws or rates is accounted for in the period of enactment.

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a related measurement model. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on our consolidated financial statements and we do not expect the change to have a significant impact on our results of operations or financial position during the next twelve months.

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

Based on these considerations and the uncertainty surrounding the future economic climate, management believes that it is more likely than not that our net operating loss carryforward, foreign tax credit carryforward, and other deferred tax assets will not be realized. In the first quarter 2009, we recorded an addition to our valuation allowance against these deferred tax assets of $2.0 million. The balance of the valuation allowance as of March 29, 2009 was $37.0 million.

5. Fair Value Measurement

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In addition, SFAS No. 157 requires disclosures about the use of fair value to measure assets and liabilities to enable the assessment of inputs used to develop fair value measures, and for unobservable inputs to determine the effects of the measurements on earnings.

The fair values of cash and cash equivalents, accounts receivables-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments.

Based on the quoted market price and trades, the estimated fair value of our Senior Notes as of March 29, 2009 approximated $56 million. Fair value of the Senior Credit Facility was obtained from an independent source of composite bid prices from multiple dealers (level 2 input) and approximated $103 million as of March 29, 2009. Fair value of the Second Lien Facility is assumed to approximate the $25.5 million value of Second Lien Facility entered into on March 26, 2009. Fair value of the warrants issued in connection with the credit agreement governing the Second Lien Facility was $6.3 million. Fair value was determined by calculating the enterprise value less the fair value of the debt less a marketability discount of 20%. The fair value of the enterprise was determined by using a weighted average approach of 25% each of two different level 2 inputs and 50% of one level 3 input. The level 2 inputs were the Guideline Company Approach and Guideline Transaction Approach. Both of these approaches utilize observable market inputs or transactions which can be validated through external sources, including third-party pricing services, brokers and market transactions, to calculate the business enterprise value.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The Level 3 fair value was determined using the income approach (discounted cash flow). Under the discounted cash flow approach, we determined fair value based on estimated future cash flows discounted at a rate commensurate with the Company’s risk characteristics of a reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. Solely for purposes of establishing inputs for the fair value calculations described above related to determining the fair value of the warrants, we assumed that the current economic downturn would continue through second quarter 2009 with slight improvements in the second half of 2009, followed by moderate growth in future years consistent with our growth prior to the recent downturn in the economy. We applied gross margin assumptions consistent with the Company’s current trends and used a 15% discount rate.

The fair value of our debt on the transaction date was established in a manner consistent with that used to determine the fair value on the reporting date for disclosure purposes.

6. Business Segment Information:

We operate our business through two segments. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR’s and other concept restaurants. Our franchise restaurant segment is comprised of our franchised restaurants which offer opportunities worldwide for qualified operators to conduct business under the Sbarro name and other trade names owned by Sbarro. Revenue from our franchised restaurant segment is generated from initial franchise fees, ongoing royalties and other franchising revenue. We do not allocate indirect corporate charges to our operating segments. Such costs are managed on an entity-wide basis, and the information to reasonably allocate such costs is not readily available. We do not allocate assets by segment because our chief operating decision makers do not review the assets by segment to assess performance, as the assets are managed on an entity-wide basis. Our operating segments are discussed in Note 1—Summary of Significant Accounting Policies and Note 13—Business Segment Information to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 28, 2008.

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments:

	Company- Owned Restaurants	Franchised Restaurants	Totals
	(In thousands)
1st Quarter 2009
Total revenue	$76,283	$3,299	$79,582

Operating income before unallocated costs	5,965	2,099	8,064

Unallocated costs and expenses (1)			7,369

Operating income			$695

1st Quarter 2008
Total revenue	$79,753	$3,485	$83,238

Operating income before unallocated costs	7,207	2,181	9,388

Unallocated costs and expenses (1)			5,932

Operating income			$3,456

(1)	Represents certain general and administrative expenses that are not allocated by segment.

Geographic Information

The Company recorded revenues of $77.8 million and $1.8 million and $81.4 million and $1.8 million in the United States and all other foreign countries in the first quarter of 2009 and the first quarter of 2008, respectively.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

The following condensed consolidating financial information presents:

(1)

Condensed unaudited consolidating balance sheets as of March 29, 2009 and December 28, 2008 and unaudited statements of operations and cash flows for the three months ended March 29, 2009 and March 30, 2008: (a) Sbarro, (“the Parent”), (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group, and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate the Parent with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the Parent on the cost method.

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet

As of March 29, 2009

ASSETS

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:

Cash and cash equivalents	$15,819	$1,616	$413	$—	$17,848
Receivables
Franchise	3,679	—	—	—	3,679
Other	2,798	600	558	(488)	3,468

	6,477	600	558	(488)	7,147
Inventories	1,100	1,544	133	—	2,777
Prepaid expenses	1,653	520	60	—	2,233

Total current assets	25,049	4,280	1,164	(488)	30,005

Intercompany receivables	(28,177)	29,752	(1,995)	420	—

Investment in subsidiaries	64,899	—	1,240	(66,139)	—

Property and equipment, net	23,091	40,307	989	(230)	64,157
Goodwill	201,460	—	—	—	201,460
Trademarks	195,000	—	—	—	195,000
Other intangible assets	23,230	—	—	—	23,230
Deferred financing costs, net	10,100	—	—	—	10,100
Other assets	1,295	183	473	(717)	1,234

Total assets	$515,947	$74,522	$1,871	$(67,154)	$525,186

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet

As of March 29, 2009

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$6,902	$155	$115	$—	$7,172
Accrued expenses	20,318	1,632	1,069	(1,131)	21,888
Accrued interest payable	3,192	—	—	—	3,192
Due to former shareholders	714	—	—	—	714
Insurance premium financing	273	—	—	—	273

Total current liabilities	31,399	1,787	1,184	(1,131)	33,239

Deferred rent	380	5,054	—	—	5,434
Deferred tax liability	87,238	—	—	—	87,238
Due to former shareholders	11,352	(309)	—	—	11,043
Long-term debt	339,962	—	—	—	339,962

Shareholders’ equity:
Common stock, $.01 par value, 1000 shares authorized, 100 issued & outstanding	—	—	183	(183)	—
Additional paid-in capital	133,000	68,301	834	(69,135)	133,000
Additional paid-in capital warrants	6,340	—	—	—	6,340
Currency translation adjustments	141	—	215	(215)	141
Advances to MidOcean SBR Holdings	(305)	—	—	—	(305)
(Accumulated deficit) retained earnings	(94,349)	(2,212)	(1,298)	3,510	(94,349)

Total shareholders’ equity	44,827	66,089	(66)	(66,023)	44,827
Noncontrolling interest	789	1,901	753	—	3,443

Total shareholders’ equity, including noncontrolling interests	45,616	67,990	687	(66,023)	48,270

Total liabilities and shareholders’ equity	$515,947	$74,522	$1,871	$(67,154)	$525,186

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet

As of December 28, 2008

ASSETS

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:

Cash and cash equivalents	$34,249	$3,468	$569	$—	$38,286
Receivables
Franchise	3,845	—	—	—	3,845
Other	3,346	531	442	(371)	3,948

	7,191	531	442	(371)	7,793
Inventories	1,243	1,720	120	—	3,083
Prepaid expenses	2,050	590	313	—	2,953
Deferred tax asset	—	—	—	—	—

Total current assets	44,733	6,309	1,444	(371)	52,115

Intercompany receivables	(27,269)	28,887	(2,038)	420	—

Investment in subsidiaries	66,447	—	—	(66,447)	—

Property and equipment, net	24,199	40,685	986	(230)	65,640
Goodwill	201,460	—	—	—	201,460
Trademarks	195,000	—	—	—	195,000
Other intangible assets	23,539	—	—	—	23,539
Deferred financing costs, net	8,934	—	—	—	8,934
Other assets	1,080	183	1,479	(1,662)	1,080

Total assets	$538,123	$76,064	$1,871	$(68,290)	$547,768

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet

As of December 28, 2008

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$11,255	$219	$147	$—	$11,621
Accrued expenses	21,358	1,647	504	(537)	22,972
Accrued interest payable	7,291	—	—	—	7,291
Due to former shareholders	2,993	—	—	—	2,993
Insurance premium financing	1,087	—	—	—	1,087
Current portion of debt	3,958	—	—	—	3,958

Total current liabilities	47,942	1,866	651	(537)	49,922

Deferred rent	500	4,689	—	—	5,189
Deferred tax liability	87,238	—	—	—	87,238
Due to former shareholders	11,043	—	—	—	11,043
Long-term debt	346,297	—	—	—	346,297

Shareholders’ equity:
Common stock, $.01 par value, 1000 shares authorized, 100 issued & outstanding	—	—	148	(148)	—
Additional paid-in capital	133,000	68,301	699	(69,000)	133,000
Currency translation adjustments	135	—	169	(169)	135
Advances to MidOcean SBR Holding	(305)	—	—	—	(305)
(Accumulated deficit) retained earnings	(88,639)	(856)	(708)	1,564	(88,639)

Total shareholders’ equity	44,191	67,445	308	(67,753)	44,191
Noncontrolling interest	912	2,064	912	—	3,888

Total shareholders’ equity, including noncontrolling interests	45,103	69,509	1,220	(67,753)	48,079

Total liabilities and shareholders’ equity	$538,123	$76,064	$1,871	$(68,290)	$547,768

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations

For the three months ended March 29, 2009

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$31,856	$44,039	$388	$—	$76,283
Franchise related income	3,299	—	—	—	3,299
Intercompany charges	6,396	(6,360)	(36)	—	—

Total revenues	41,551	37,679	352	—	79,582

Costs and expenses:
Cost of food and paper products	7,548	7,811	139	—	15,498
Payroll and other employee benefits	8,504	12,551	184	—	21,239
Other operating costs	12,834	16,684	326	—	29,844
Other income, net	(105)	(1,041)	(30)	—	(1,176)
Depreciation and amortization	1,797	2,390	14	—	4,201
General and administrative	8,567	—	—	—	8,567
Asset impairment, restaurant closings	204	510	—	—	714

Total costs and expenses, net	39,349	38,905	633	—	78,887

Operating income	2,202	(1,226)	(281)	—	695

Other (expense) income:
Interest expense	(5,841)	—	—	—	(5,841)
Write-off of deferred financing costs	(423)	—	—	—	(423)
Interest income	32	—	—	—	32

Net other (expense) income	(6,232)	—	—	—	(6,232)

Equity in loss of subsidiaries	(1,575)	—	—	1,575	—

Loss before income taxes and equity investments	(5,605)	(1,226)	(281)	1,575	(5,537)
Income tax expense (benefit)	104	—	—	—	104

Loss before equity investments	(5,709)	(1,226)	(281)	1,575	(5,641)
Loss from equity investments	—	—	(55)	—	(55)

Net loss	(5,709)	(1,226)	(336)	1,575	(5,696)
Net (income) loss attributable to noncontrolling interests	(1)	(130)	117	—	(14)

Net loss attributable to Sbarro, Inc.	$(5,710)	$(1,356)	$(219)	$1,575	$(5,710)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations

For the three months ended March 30, 2008

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$33,844	$45,569	$340	$—	$79,753
Franchise related income	3,485	—	—	—	3,485
Intercompany charges	5,934	(5,891)	(43)	—	—

Total revenues	43,263	39,678	297	—	83,238

Costs and expenses:
Cost of food and paper products	8,271	9,025	86	—	17,382
Payroll and other employee benefits	9,152	13,075	86	—	22,313
Other operating costs	12,999	16,636	151	—	29,786
Other income, net	(543)	(676)	—	—	(1,219)
Depreciation and amortization	2,138	1,979	1	—	4,118
General and administrative	7,235	—	—	—	7,235
Asset impairment, restaurant closings	—	167	—	—	167

Total costs and expenses, net	39,252	40,206	324	—	79,782

Operating income (loss)	4,011	(528)	(27)	—	3,456

Other (expense) income:
Interest expense	(7,735)	(1)	—	—	(7,736)
Interest income	71	2	—	—	73

Net other (expense) income	(7,664)	1	—	—	(7,663)

Equity in loss of subsidiaries	(713)	—	—	713	—

Loss before income taxes and equity investments	(4,366)	(527)	(27)	713	(4,207)
Income tax expense (benefit)	(1,829)	—	—	—	(1,829)

Loss before equity investments	(2,537)	(527)	(27)	713	(2,378)
Loss from equity investments	(150)	—	—	—	(150)

Net loss	(2,687)	(527)	(27)	713	(2,528)
Net income attributable to noncontrolling interests	(64)	(159)	—	—	(223)

Net loss attributable to Sbarro, Inc.	$(2,751)	$(686)	$(27)	$713	$(2,751)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows

For the three months ended March 29, 2009

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Operating Activities:
Net (loss) income	$(5,709)	$(1,226)	$(336)	$1,575	$(5,696)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,797	2,390	14	—	4,201
Amortization of deferred financing costs	308	—	—	—	308
Increase in deferred rent, net of tenant allowance	160	271	—	—	431
Asset impairment, restaurant closings/remodels	158	183	—	—	341
Equity in net loss of unconsolidated affiliates	—	—	—	55	55
Write-off of deferred financing costs	423	—	—	—	423

Changes in operating assets and liabilities:
Decrease (increase) in receivables	742	(97)	(116)	117	646
Decrease (increase) in inventories	143	176	(13)	—	306
(Increase) decrease in prepaid expenses	(417)	70	253	—	(94)
Increase in other assets	(67)	—	—	—	(67)
(Decrease) increase in accounts payable and accrued expenses	(7,673)	(734)	1,009	(1,057)	(8,455)
Decrease in accrued interest payable	(4,099)	—	—	—	(4,099)

Net cash (used in) provided by operating activities	(14,234)	1,033	811	690	(11,700)

Investing Activities:
Purchases of property and equipment	(477)	(2,170)	(32)	—	(2,679)
Investment in joint ventures	(130)	—	—	—	(130)

Net cash used in investing activities	(607)	(2,170)	(32)	—	(2,809)

Financing Activities:
Proceeds from second lien	25,000	—	—	—	25,000
Repayment of secured term loan and revolver	(28,958)	—	—	—	(28,958)
Debt issue costs	(1,498)	—	—	—	(1,498)
Capital contribution from noncontrolling interests	—	—	170	—	170
Repayment of short term loan to noncontrolling interests	—	—	(225)	—	(225)
Distribution of earnings to noncontrolling interests	(418)	—	—	—	(418)
Intercompany balances	2,285	(715)	(880)	(690)	—

Net cash used in by financing activities	(3,589)	(715)	(935)	(690)	(5,929)

Decrease in cash and cash equivalents	(18,430)	(1,852)	(156)	—	(20,438)
Cash and cash equivalents at beginning of period	34,249	3,468	569	—	38,286

Cash and cash equivalents at end of period	$15,819	$1,616	$413	$—	$17,848

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows

For the three months ended March 30, 2008

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(2,687)	$(527)	$(27)	$713	$(2,528)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,138	1,979	1	—	4,118
Amortization of deferred financing costs	275	—	—	—	275
Increase in deferred rent, net of tenant allowance	230	22	—	—	252
Asset impairment, restaurant closings/remodels	—	167	—	—	167
Change in deferred income tax, net	(1,917)	—	—	—	(1,917)
Equity in net loss of unconsolidated affiliates	150	—	—	—	150
Equity in loss of subsidiaries	713	—	—	(713)	—

Changes in operating assets and liabilities:
(Increase) decrease in receivables	(357)	203	3	—	(151)
Decrease in inventories	91	55	2	—	148
Decrease (increase) in prepaid expenses	1,095	(35)	1	—	1,061
Increase in other assets	(23)	(2)	—	—	(25)
(Decrease) increase in accounts payable and accrued expenses	(7,748)	111	(22)	—	(7,659)
Decrease in accrued interest payable	(3,894)	—	—	—	(3,894)

Net cash (used in) provided by operating activities	(11,934)	1,973	(42)	—	(10,003)

Investing Activities:
Purchases of property and equipment	(1,092)	(2,531)	—	—	(3,623)
Purchases of other locations	—	(425)	—	—	(425)
Investment in joint ventures	(260)	—	—	—	(260)

Net cash used in investing activities	(1,352)	(2,956)	—	—	(4,308)

Financing Activities:
Repayment of secured term loan	(458)	—	—	—	(458)
Distribution of earnings to noncontrolling interests	(654)	—	—	—	(654)
Intercompany balances	(241)	231	10	—	—

Net cash (used in) provided by financing activities	(1,353)	231	10	—	(1,112)

Decrease in cash and cash equivalents	(14,639)	(752)	(32)	—	(15,423)

Cash and cash equivalents at beginning of period	25,693	2,893	281	—	28,867

Cash and cash equivalents at end of period	$11,054	$2,141	$249	$—	$13,444

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	our ability to continue to attract franchisees;

•	the success of our present, and any future, joint ventures and other expansion opportunities;

•	changes in commodity and commodity related prices (particularly cheese and flour), beverage and paper products;

•	our ability to pass along cost increases to our customers;

•	increases in the Federal minimum wage;

•	the continuity of services of members of our senior management team;

•	our ability to attract and retain competent restaurant and executive managerial personnel;

•	competition;

•	the level of, and our ability to comply with, government regulations;

•	our ability to generate sufficient cash flow to make interest payments under our borrowing agreements;

•	our ability to comply with financial covenants and ratios and the effects the restrictions imposed by those financial covenants and ratios may have on our ability to operate our business; and

•	our ability to repurchase and/or repay amounts under our borrowing agreements to the extent required in the event of certain circumstances as defined in our borrowing agreements.

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

Executive Overview

For the purposes of management’s discussion and analysis, the first quarter of 2009 is the thirteen weeks ended March 29, 2009 and the first quarter of 2008 is the thirteen weeks ended March 30, 2008.

We are the world’s leading Italian Quick Service Restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 1,072 units in 45 countries, with 490 company-owned units, 566 franchised units and 16 joint venture units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

We operate our business through two segments. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR’s and other concept restaurants. Our franchised restaurant segment is comprised of our franchised restaurants which offer opportunities worldwide for qualified operators to conduct business under the Sbarro name and other trade names owned by Sbarro. Revenue from our franchised restaurant segment is generated from initial franchise fees, ongoing royalties and other franchising revenue. We do not allocate indirect corporate charges to our operating segments. Such costs are managed on an entity-wide basis, and the information to reasonably allocate such costs is not readily available. We do not allocate assets by segment because our chief operating decision makers do not review the assets by segment to assess performance, as the assets are managed on an entity-wide basis. Our operating segments are discussed in Note 1—Summary of Significant Accounting Policies and Note 13—Business Segment Information to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 28, 2008.

Our Restaurant Expansion

The following table summarizes the number of company-owned, franchised, and joint venture restaurants in operation during each indicated period:

	3 months ended 3/29/09	3 months ended 3/30/08
Company-owned Sbarro restaurants:
Open at beginning of period	509	506
Opened during period	4	4
Closed during period	(23)	(6)

Open at end of period	490	504

Franchised Sbarro restaurants:
Open at beginning of period	566	524
Opened during period	23	19
Closed during period	(23)	(15)

Open at end of period	566	528

Joint venture Sbarro restaurants:
Open at beginning of period	16	7
Opened during period	—	1

Open at end of period	16	8

All restaurants:
Open at beginning of period	1,091	1,037
Opened during period	27	24
Closed during period	(46)	(21)

Open at end of period	1,072	1,040

Seasonality

Revenues are highest in our fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Our annual revenues and earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year’s Day.

Goodwill and Other Intangible Assets

Due to the seasonality of our business, until we determine the results of operations for our fourth quarter, we are not able to perform our annual test for impairment on our goodwill and intangible assets with indefinite lives as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” and fully evaluate the impairment of long-lived assets as required by SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Any required adjustments are recorded at that time unless our assumptions regarding forecasted revenue or margin growth rates are not achieved, then we may be required to record an impairment charge prior to that if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed.

Noncontrolling Interests

We present minority interests as noncontrolling interests in the equity section of our consolidated balance sheets as a separate net loss attributable to noncontrolling interests in our consolidated statement of operations, and as a distribution to/from noncontrolling interests in the consolidated statements of cash flows.

Summary Financial Information (Dollars in millions)

	Three months ended March 29, 2009	Three months ended March 30, 2008
Comparable sales-percentage change vs. prior comparable period (1):
QSR-owned locations	-4.8%	0.3%
Franchise locations:
Domestic Franchise	-4.3%	0.1%
International Franchise (4)	-24.9%	8.3%
Cost of food and paper products as a percentage of restaurant sales	20.3%	21.8%
Payroll and other benefits as a percentage of restaurant sales	27.8%	28.0%
Other operating expense as a percentage of restaurant sales	39.1%	37.3%
General and administrative costs as a percentage of revenues	10.8%	8.7%
EBITDA (2) (3)	$4.4	$7.2

(1)	Comparable and annual percentage changes are based on locations that were open during the entire period within the periods presented.
(2)

EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles (“GAAP”) or as a measure of a company’s profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts of, and investors in, our Senior Notes in that the Senior Credit Facilities and the Second Lien Facility each contain a minimum EBITDA covenant. EBITDA, as calculated under our bank credit agreement, includes certain additional adjustments as discussed in our Senior Credit Facility amendment. We also internally use EBITDA to determine whether to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

(3)

Included in the calculation of EBITDA for the first quarter of 2009 is $.4 million related to the write-off of deferred financing costs and $.4 million of professional fees related to the prepayment and amendment to the Senior Credit Facilities.

(4)	Approximately half the decline in the first quarter of 2009 International comparable sales related to the decline in the value of the U.S. dollar.

For each of the periods, the following table reconciles EBITDA to our net loss for each of the periods presented, which we believe is the most direct comparable GAAP financial measure to EBITDA (dollars in thousands):

	Three months ended March 29, 2009	Three months ended March 30, 2008
EBITDA	$4,404	$7,201
Interest Expense	(5,841)	(7,736)
Interest Income	32	73
Income Tax Benefit (Expense)	(104)	1,829
Depreciation and Amortization	(4,201)	(4,118)

Net Loss	$(5,710)	$(2,751)

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments:

	Company- Owned Restaurants	Franchised Restaurants	Totals
	(In thousands)
1st Quarter 2009
Total revenue	$76,283	$3,299	$79,582

Operating income before unallocated costs	5,965	2,099	8,064

Unallocated costs and expenses (1)			7,369

Operating income			$695

1st Quarter 2008
Total revenue	$79,753	$3,485	$83,238

Operating income before unallocated costs	7,207	2,181	9,388

Unallocated costs and expenses (1)			5,932

Operating income			$3,456

(1)	Represents certain general and administrative expenses that are not allocated by segment.

Sales by QSR and consolidated other concept restaurants were $76.3 million for the first quarter of 2009 compared to $79.8 million for the first quarter of 2008. The decrease in sales is due to a decrease in comparable unit sales of 4.8% in our QSR restaurants, lost sales from stores strategically closed of $2.5 million, partially offset by sales generated by new stores opened in 2009 and 2008 of $2.3 million. The decrease in comparable unit sales primarily reflects reduced mall traffic throughout the United States as a result of the current economic environment along with Easter week falling in the second quarter of 2009 versus the first quarter of 2008.

Franchise related revenues were $3.3 million for the first quarter of 2009 compared to $3.5 million for the first quarter of 2008. The decrease is due to a decline in royalties on international and domestic comparable unit sales.

Cost of food and paper products as a percentage of restaurant sales decreased to 20.3% for the first quarter of 2009 as compared to 21.8% for the first quarter of 2008. The cost of cheese in the first quarter of 2009 averaged $1.38 per pound compared to an average of $2.17 per pound in the first quarter of 2008. This $.79 per pound decrease in cheese costs accounted for $1.2 million or 1.6% of restaurant sales. The cost of flour in the first quarter of 2009 averaged $.30 compared to $.24 for the first quarter of 2008. This $.06 per pound increase accounted for $.2 million or an increase of .2% of restaurant sales.

Payroll and other employee benefits as a percentage of restaurant sales decreased to 27.8% in the first quarter of 2009 from 28.0% in the first quarter of 2008.

Other operating costs remained flat at $29.8 million in the first quarter of 2009 and 2008. As a percentage of restaurant sales, operating costs increased to 39.1% in the first quarter of 2009 as compared to 37.3% in the first quarter of 2008 due to lower sales in 2009.

Other income, net remained consistent at $1.2 million in the first quarter of 2009 and 2008.

Depreciation and amortization increased to $4.2 million in the first quarter of 2009 compared to $4.1 million for the first quarter of 2008.

General and administrative expenses were $8.6 million in the first quarter of 2009 as compared to $7.2 million in the first quarter of 2008. The increase is primarily related to severance and fees related to the amendment to the Senior Credit Facilities.

Asset impairment, restaurant closing and remodeling costs were $.7 million in the first quarter of 2009 compared to $.2 million in the first quarter of 2008. The $.5 million increase is due to 23 stores strategically closed in the first quarter of 2009.

Interest expense of $5.8 million for the first quarter of 2009 and $7.7 million for the first quarter of 2008 relates primarily to the Senior Notes and the Term Loan under our Senior Credit Facility. Included in interest expense in first quarter of 2009 and the first quarter of 2008 was the amortization of deferred financing costs for the Senior Notes and Term Loan of $.3 million. The decrease in interest expense is related to lower interest rates on the Senior Credit Facility in the first quarter of 2009 as compared to the first quarter of 2008.

Write-off of deferred financing costs of $.4 million in the first quarter of 2009 related to prepayment of the Senior Credit Facility.

Income tax expense was $.1 million for the first quarter of 2009 and our effective tax rate was -1.9%. During the first quarter of 2009, we recorded a $2.0 million increase to the valuation allowance on the deferred tax assets increasing the valuation allowance to $37.0 million as of March 29, 2009. The income tax benefit was $1.8 million for the first quarter of 2008 and our effective tax rate was 39.9%.

Equity in net loss of unconsolidated affiliates relates to our joint venture in Beirut.

Net income attributable to noncontrolling interests relates to our joint ventures in India and certain partnerships.

Net loss was $5.7 million in the first quarter of 2009 as compared to a net loss of $2.8 million for the first quarter of 2008. The increase in the net loss is due to the items discussed above, primarily the decline in comparable sales of 4.8% partially offset by stores opened in 2009 and 2008 and cost controls implemented in 2009.

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

Our ability to borrow funds under our revolver is subject to our compliance with our debt covenant requirements. Prior to the amendment to our Senior Credit Facilities, such covenants included a interest coverage ratio and a total net leverage ratio. As of year end, we were in violation of our total net leverage ratio covenant under the credit agreement governing our Senior Facilities. On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of our Term Loan by entering into a new Second Lien Facility (defined and discussed below), permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million, and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year.

In response to the economic downturn in 2008, we began to implement aggressive strategic initiatives to reduce costs and improve our liquidity. These initiatives, which will be ongoing, include closing unprofitable stores, renegotiating store lease terms, reducing headcount, revising our recipes without affecting our customers, as well as other expense controls. We believe these actions will enhance our liquidity going forward and will enable us to be in compliance with our debt covenants under the amended credit agreement and that cash generated from operations, together with cash on hand and amounts available under the Senior Credit Facilities, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for at least the next year. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

We estimate that our annual cash interest expense under the Senior Notes and the Senior Credit Facilities will be approximately $26 million under the amended Senior Credit Facilities, assuming a 2% LIBOR rate. Borrowings under the Second Lien Facility bears interest at 15% per annum payable quarterly in arrears. The Second Lien Facility requires no principal payments until maturity. Interest is payable quarterly as follows: (i) prior to the third anniversary, interest is only payable in kind and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00.

The amended Senior Credit Facilities require us to prepay outstanding borrowings, subject to certain exceptions, with (a) 75% of our annual excess cash flow; (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) if we do not commit to reinvest such proceeds in accordance with the terms of the Senior Credit Facilities within 365 days of the event giving rise thereto (or, to the extent we have entered into a commitment to reinvest such proceeds within such time period to the extent such amounts are actually reinvested, within six months of the expiration of such 365 days); and (c) 100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Senior Credit Facilities. We invested approximately $.1 million in joint ventures in the first quarter of 2009. We repaid $3.5 million of the Revolving Facility. We repaid $.5 million in principal per the terms of our Term Loan. We prepaid $25.0 million of the Term Loan from the proceeds of the Second Lien Facility which satisfies our quarterly obligation for further principal amortization payments on our Senior Credit Facilities. We are not required to make principal payments, absent the occurrence of certain events, on our Senior Notes until they mature in 2015. We believe that aggregate capital expenditures for all of 2009 will approximate $11 million which we expect will be funded with operating cash. Based upon our current level of operations, we believe our cash flows generated from operations along with our cash on hand and borrowings available under our Revolving Facility ($1.4 million) will be sufficient for us to meet our debt service requirements, fund working capital and capital expenditures for at least the next twelve months. If necessary, we may adjust the rate of capital expenditures, acquisitions, or the timing and magnitude of other controllable expenditures to meet such requirements.

In April 2009, Standard and Poors increased Sbarro’s credit ratings to CCC+ from CC on its Senior Credit Facility, to CCC- from C on its Senior Notes and to CCC+ from CC on Corporate.

Contractual Obligations

The following table presents our contractual obligations as of March 29, 2009:

Dollars in millions	2009	2010	2011	2012	2013	Thereafter	Total
10.375% senior notes (1)	$—	$—	$—	$—	$—	$150.0	$150.0
Senior credit facility	—	—	—	—	16.5	154.8	171.3
Second lien facility	—	—	—	—	—	25.5	25.5
Estimated interest on long-term debt (2)	14.8	25.6	26.4	44.0	31.4	20.4	162.6
Letters of credit (3)	3.6	—	—	—	—	—	3.6
Operating leases (4)	38.7	75.0	69.5	65.0	60.6	181.2	490.0
Due to former shareholders(5)	.7	2.2	7.3	1.5	—	—	11.7

	$57.8	$102.8	$103.2	$110.5	$108.5	$531.9	$1,014.7

(1)	There are no principal repayment obligations under the Senior Notes until 2015.
(2)

The Revolving Facility is due in 2013 and the Term Loan and the Second Lien is due in 2014. The estimated interest on long-term debt reflects the March 26, 2009 amendment to the Senior Credit Facilities. The amendment permitted the Company to enter into the new Second Lien Facility, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand. Interest on the Second Lien Facility is payable quarterly as follows: (i) prior to the third anniversary, interest is only payable in kind and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00.

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

Senior Credit Facilities:

In connection with the Merger, we entered into senior secured credit facilities. The senior secured credit facilities originally provided for loans of $208.0 million under a $183.0 million senior secured term loan facility (the “Term Loan”) and a $25.0 million senior secured revolving facility (the “Revolving Facility,” and collectively with the Term Loan, the “Senior Credit Facilities”). The Revolving Facility also provides for the issuance of letters of credit not to exceed $10.0 million at any one time outstanding and swing-line loans not to exceed $5.0 million at any one time outstanding. In connection with the Merger, we borrowed the entire $183.0 million available under the Term Loan. On October 17, 2008 and November 18, 2008, we borrowed $8.0 million and $12.0 million, respectively, under the Revolving Facility. The Term Loan Facility matures in 2014 and the Revolving Facility is scheduled to terminate and come due in 2013.

On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of the Term Loan by entering into a new Second Lien Facility (defined and discussed below), permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, permanently replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million, and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year. In the first quarter of 2009, we recorded a $.4 million write-off of deferred financing costs related to the Senior Credit Facility in connection with the Merger. There were $3.6 million of letters of credit outstanding as of March 29, 2009. The letters of credit were issued instead of cash security deposits under our operating leases or to guarantee construction costs of our locations, and for run-out claims under our medical plan. As a result, as of March 29, 2009, our remaining borrowing availability under the Senior Credit Facilities was $1.4 million.

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

Borrowings under the Second Lien Facility bear interest at 15% per annum payable quarterly in arrears. The Second Lien Facility requires no principal payments until maturity. Interest is payable quarterly as follows: (i) prior to the third anniversary, interest is only payable in kind and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00.

Our obligations under the Second Lien Facility are unconditionally and irrevocably guaranteed by our domestic subsidiaries. In addition, the Second Lien Facility is secured by a second priority perfected security interest in substantially all of our and our domestic subsidiaries’ capital stock, and up to 65% of the outstanding capital stock of our foreign subsidiaries.

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

In connection with the closing of the Second Lien Facility, Holdings issued immediately exercisable warrants to certain MidOcean entities to acquire 5% of Holdings Units issued and outstanding on the dates of exercise. The fair value of the warrants issued in connection with the credit agreement governing the Second Lien Facility was $6.3 million and was recorded as paid-in capital with the offset recorded as a discount on the Second Lien Facility.

In connection with the amendment to the Senior Credit Facilities and entry into the new Second Lien Facility, we recorded deferred financing costs of $2.3 million. Long-term debt of $16.5 million is scheduled to mature in 2013 and $330.3 million is scheduled to mature in 2014 and thereafter.

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital as at the end of the first quarters of 2009 and 2008 and the sources and uses of our cash flows during the first quarters of each of those years (in millions):

	Quarter Ended March 29, 2009	Quarter Ended March 30, 2008
Liquidity at the end of period
Cash and cash equivalents	$17.8	$13.4
Working capital	(3.2)	(7.6)

Net cash flows
Used in operating activities	$(11.7)	$(10.0)
Used in investing activities	(2.8)	(4.3)
Used in financing activities	(5.9)	(1.1)

Net decrease in cash	$(20.4)	$(15.4)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations or our line of credit. Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance such items. As a result, like many other restaurant businesses, we may operate with negative working capital. Working capital decreased by $5.4 million during the quarter ended March 29, 2009 as compared to working capital at the end of 2008 due to our ongoing new store openings, capital expenditures and debt issue costs related to the amendment to the Senior Credit Facility. Cash flow from current operations and our line of credit supports our working capital needs.

Net cash used in operating activities was $11.7 million during the quarter ended March 29, 2009 as compared to $10.0 million used in operating activities for the quarter ended March 30, 2008. The increase in net cash used in the quarter ended March 29, 2009 is mainly due to a $1.2 million net change in operating assets and liabilities, due primarily to the timing of payment of our current operating liabilities and prepaids. We historically have our peak annual cash position and highest level of accounts payable and accrued expenses at the end of the holiday season, which coincides with our year end. These payables and accrued expenses are paid during the first quarter of the ensuing year, predominantly using our year-end cash.

Net cash used in investing activities was $2.8 million for the quarter ended March 29, 2009. Net cash used in investing activities was $4.3 million for the quarter ended March 30, 2008. Net cash used in the quarter ended March 29, 2009 and March 30, 2008 was mostly capital expenditures utilized primarily for restaurant openings and renovation activity.

Net cash used in financing activities was $5.9 million for the quarter ended March 29, 2009. This net cash used primarily represents repayment of the Term Loan and Revolver, payment of fees related to the amendment net of the proceeds of the Second Lien Facility. The cash used in financing activities was $1.1 million in the quarter ended March 30, 2008 and was for principal payments on our Term Loan and distributions to noncontrolling interests.

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

During the quarter ended March 29, 2009, there were no changes in the accounting policies whose application may have the most significant effect on our reported results of financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position from those discussed under the heading “Critical Accounting Policies and Judgments” in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 28, 2008.

Recent Accounting Pronouncements

Refer to Note 2 to the Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Certain Relationships and Related Transactions

During the first quarter of 2009, there were no related party transactions other than those discussed under the heading “Certain Relationships and Related Transactions” in Part II, Item 13 of our Annual Report on Form 10-K for the year ended December 28, 2008.

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

The interest rate on borrowings under our Senior Credit Facilities is floating and, therefore, is subject to fluctuations. In general, borrowings under the Senior Credit Facilities bear interest based, at our option, at either a LIBOR rate or an alternative base rate (“ABR”), in each case plus a margin. Currently, our rate of interest for borrowings under the Senior Credit Facilities, as amended, is LIBOR plus 4.50% or ABR plus 3.50%. A 1% change in our current rate would have an annual effect of approximately $1.7 million. Subsequent to the Merger, we entered into an Interest Rate Cap Letter Agreement with a bank for a portion of our Senior Credit Facilities. This agreement caps our LIBOR rate at 6.50% through February 2010.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of l934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Senior Vice President of Finance have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during quarter ended March 29, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings included in our Annual Report on Form 10-K for the year ended December 28, 2008 in Note 8 to the Notes to Consolidated Financial Statements have not materially changed.

Item 1A.	Risk Factors

The risk factors included in our Annual Report on Form 10-K for the year ended December 28, 2008 have not materially changed. You should consider carefully the risks described under Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 28, 2008. The risks and uncertainties described in our Annual Report on Form 10-K for the period ended December 28, 2008 are not the only ones that may affect us. If any of the events described actually occur, our business and financial results could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default upon senior securities

None.

Item 4.	Submission of matters to a vote of security holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of Sbarro, Inc. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-142081)

*3.2	Amended and Restated Bylaws of Sbarro, Inc. (Exhibit 3.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.1	Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and the Bank of New York, as trustee. (Exhibit 4.1 to our Registration Statement on Form S-4, File No. 333-142081)

*4.2	Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers. (Exhibit 4.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.3	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III, L.P. (Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*4.4	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III, L.P. (exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*4.5	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III-D, L.P. (Exhibit 4.5 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.1	First Amendment to Credit Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, Bank of America, N.A. as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, Credit Suisse, as Syndication Agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Book Managers, Natixis and Bank of Ireland, as Co-Documentation Agents. (Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.2	Second Lien Credit Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, and Natixis, as Administrative Agent and Collateral Agent. (Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.3	Intercreditor Agreement dated as of March 26, 2009 between Bank of America, N.A., as Collateral Agent for first lien facility, and Natixis, as Collateral Agent for second lien facility. (Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.4	Security Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties thereto from time to time, and Natixis, as Collateral Agent. (Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.5	Guaranty dated as of March 26, 2009 among Sbarro Holdings, LLC, the subsidiary guarantors party thereto from time to time, and Natixis, as Administrative Agent. (Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.6	Pledge Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties thereto from time to time, and Natixis, as Collateral Agent. (Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*+10.7	Corporate Office Employee Bonus Plan for 2009. (Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*+10.8	Employment Agreement dated January 12, 2009 by and among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Daniel G. Montgomery. (Exhibit 10.1 to our Current Report on Form 8-K dated January 12, 2009)

*+10.9	Cooperation Letter Agreement dated January 12, 2009 by and among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony J. Puglisi. (Exhibit 10.2 to our Current Report on Form 8-K dated January 12, 2009)

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.02	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the document indicated.
**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.
+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBARRO, INC.

Registrant

Date: May 13, 2009	By:	/s/ Peter Beaudrault
Peter Beaudrault,
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 13, 2009	By:	/s/ Carolyn M. Spatafora
Carolyn M. Spatafora
Senior Vice President of Finance Principal Financial and Accounting Officer

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of Sbarro, Inc. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-142081)

*3.2	Amended and Restated Bylaws of Sbarro, Inc. (Exhibit 3.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.1	Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and the Bank of New York, as trustee. (Exhibit 4.1 to our Registration Statement on Form S-4, File No. 333-142081)

*4.2	Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers. (Exhibit 4.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.3	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III, L.P. (Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*4.4	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III, L.P. (exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*4.5	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III-D, L.P. (Exhibit 4.5 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.1	First Amendment to Credit Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, Bank of America, N.A. as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, Credit Suisse, as Syndication Agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Book Managers, Natixis and Bank of Ireland, as Co-Documentation Agents. (Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.2	Second Lien Credit Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, and Natixis, as Administrative Agent and Collateral Agent. (Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.3	Intercreditor Agreement dated as of March 26, 2009 between Bank of America, N.A., as Collateral Agent for first lien facility, and Natixis, as Collateral Agent for second lien facility. (Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.4	Security Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties thereto from time to time, and Natixis, as Collateral Agent. (Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.5	Guaranty dated as of March 26, 2009 among Sbarro Holdings, LLC, the subsidiary guarantors party thereto from time to time, and Natixis, as Administrative Agent. (Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.6	Pledge Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties thereto from time to time, and Natixis, as Collateral Agent. (Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*+10.7	Corporate Office Employee Bonus Plan for 2009. (Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*+10.8	Employment Agreement dated January 12, 2009 by and among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Daniel G. Montgomery. (Exhibit 10.1 to our Current Report on Form 8-K dated January 12, 2009)

*+10.9	Cooperation Letter Agreement dated January 12, 2009 by and among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony J. Puglisi. (Exhibit 10.2 to our Current Report on Form 8-K dated January 12, 2009)

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.02	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the document indicated.
**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.
+	Management contract or compensatory plan.