Form 10-Q
period 2009-06-28
SBARRO INC
filed 2009-08-11
CIK 766004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 28, 2009	Commission file number 333-142081

SBARRO, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2501939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Broad Hollow Road, Melville, New York	11747-4714
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock of the registrant outstanding as of August 11, 2009 was 100.

SBARRO, INC.

FORM 10-Q INDEX

Part I – Financial Information

Item 1. Consolidated Financial Statements

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(UNAUDITED)

(In thousands)

	June 28, 2009	December 28, 2008
Current assets:
Cash and cash equivalents	$14,526	$38,286
Receivables, net of allowance for doubtful accounts of $934 and $446 at June 28, 2009 and December 28, 2008:
Franchise	3,252	3,845
Other	3,269	3,948

	6,521	7,793

Inventories	2,630	3,083
Prepaid expenses	1,619	2,953

Total current assets	25,296	52,115

Property and equipment, net	61,895	65,640

Intangible assets:
Goodwill	201,460	201,460
Trademarks	195,000	195,000
Other intangible assets, net	22,920	23,539

Deferred financing costs, net	9,716	8,934
Other assets	1,317	1,080

Total assets	$517,604	$547,768

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands except share data)

(CONTINUED)

	June 28, 2009	December 28, 2008
Current liabilities:
Accounts payable	$7,052	$11,621
Accrued expenses	19,541	22,972
Accrued interest payable	7,254	7,291
Due to former shareholders	714	2,993
Insurance premium financing	—	1,087
Current portion of debt	—	3,958

Total current liabilities	34,561	49,922

Deferred rent	5,958	5,189
Deferred tax liability	87,238	87,238
Due to former shareholders & other	11,294	11,043
Accrued interest payable	985	—

Long-term debt	335,987	346,297

Commitments and contingencies
Shareholders’ equity:
Common stock
Authorized 1,000 shares; $.01 par value issued and outstanding 100 shares at June 28, 2009 and December 28, 2008	—	—
Additional paid-in capital	133,000	133,000
Additional paid-in capital warrants	6,340	—
Currency translation adjustments	177	135
Advances to MidOcean SBR Holdings	(305)	(305)
Accumulated deficit	(100,818)	(88,639)

Total shareholders’ equity	38,394	44,191
Noncontrolling interests	3,187	3,888

Total shareholders’ equity, including noncontrolling interests	41,581	48,079

Total liabilities and shareholders’ equity	$517,604	$547,768

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	For the six months ended June 28, 2009	For the six months ended June 29, 2008
Revenues:
Restaurant sales	$152,942	$160,896
Franchise related income	6,774	7,724

Total revenues	159,716	168,620
Costs and expenses:
Cost of food and paper products	31,129	36,768
Payroll and other employee benefits	42,787	46,728
Other operating costs	59,574	60,952
Other income, net	(2,020)	(1,901)
Depreciation and amortization	8,467	8,734
General and administrative	15,826	14,245
Asset impairment, restaurant closings/remodels	1,996	335

Total costs and expenses, net	157,759	165,861

Operating income	1,957	2,759

Other (expense) income:
Interest expense	(13,333)	(15,045)
Write-off of deferred financing costs	(423)	—
Interest income	33	107

Net other expense	(13,723)	(14,938)

Loss before income taxes and equity investments	(11,766)	(12,179)
Income tax expense (benefit)	272	(4,823)

Loss before equity investments	(12,038)	(7,356)
Loss from equity investments	(108)	(128)

Net loss	(12,146)	(7,484)
Net income attributable to noncontrolling interests	(33)	(248)

Net loss attributable to Sbarro, Inc.	$(12,179)	$(7,732)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	For the three months ended June 28, 2009	For the three months ended June 29, 2008
Revenues:
Restaurant sales	$76,659	$81,143
Franchise related income	3,475	4,239

Total revenues	80,134	85,382
Costs and expenses:
Cost of food and paper products	15,631	19,386
Payroll and other employee benefits	21,548	24,415
Other operating costs	29,730	31,166
Other income, net	(844)	(682)
Depreciation and amortization	4,266	4,616
General and administrative	7,424	7,010
Asset impairment, restaurant closings/remodels	1,117	168

Total costs and expenses, net	78,872	86,079

Operating income (loss)	1,262	(697)

Other (expense) income:
Interest expense	(7,492)	(7,309)
Interest income	1	34

Net other expense	(7,491)	(7,275)

Loss before income taxes and equity investments	(6,229)	(7,972)
Income tax expense (benefit)	168	(2,994)

Loss before equity investments	(6,397)	(4,978)
(Loss) income from equity investments	(53)	22

Net loss	(6,450)	(4,956)
Net income attributable to noncontrolling interests	(19)	(25)

Net loss attributable to Sbarro, Inc.	$(6,469)	$(4,981)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands except share data)

	Common Stock		Additional paid-in capital	Additional paid-in capital - warrants	Advances to MidOcean SBR Holdings	Accumulated Deficit	Accumulated Other Comprehensive Income (b)	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance at December 28, 2008	100	$—	$133,000	$—	$(305)	$(88,639)	$135	$3,888	$48,079
Components of comprehensive income (loss):
Net (loss) income			—	—	—	(12,179)	—	33	(12,146)
Currency translation adjustments			—	—	—	—	42	30	72

Comprehensive income (loss) (a)									(12,074)
Additional paid-in capital warrants			—	6,340	—	—	—	—	6,340
Capital contribution from noncontrolling interest			—	—	—	—	—	313	313
Distribution of earnings & return of capital			—	—	—	—	—	(695)	(695)
Short-term loan payment			—	—	—	—	—	(382)	(382)

Balance at June 28, 2009	100	$—	$133,000	$6,340	$(305)	$(100,818)	$177	$3,187	$41,581

(a)	The components of comprehensive income (loss) are as follows:

	Quarter ended June 28, 2009	Quarter ended June 29, 2008	Year to date June 29, 2008
Net loss (including noncontrolling interests)	$(6,450)	$(4,956)	$(7,484)
Currency translation adjustments	52	(12)	(44)

	(6,398)	(4,968)	(7,528)
Less: comprehensive income attributable to noncontrolling interests	35	7	230

Comprehensive income - Sbarro, Inc.	$(6,433)	$(4,975)	$(7,758)

(b)	The components of accumulated other comprehensive income (loss) are as follows:

	June 28, 2009	December 28, 2008
Currency translation adjustments	$247	$175
Less: noncontrolling interests - currency translation adjustments	70	40

Accumulated other comprehensive income - Sbarro, Inc.	$177	$135

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the six months ended June 28, 2009	For the six months ended June 29, 2008
Operating Activities:
Net loss	$(12,146)	$(7,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,467	8,734
Amortization of deferred financing costs	724	554
Provision for doubtful accounts receivable	616	—
Increase in deferred rent, net of tenant allowance	938	778
Asset impairment and restaurant closings/remodels	873	335
Change in deferred income taxes, net	—	(5,292)
Write-off of deferred financing costs	423	—
Equity in net loss of unconsolidated affiliates	108	128
Changes in operating assets and liabilities:
Decrease (increase) in receivables	695	(203)
Decrease in inventories	452	267
Decrease in prepaid expenses	247	379
(Increase) decrease in other assets	(65)	112
Decrease in accounts payable, accrued expenses & other liabilities	(9,703)	(1,608)
Decrease in accrued interest payable	(36)	(374)

Net cash used in operating activities	(8,407)	(3,674)

Investing Activities:
Purchases of property and equipment	(4,630)	(9,548)
Purchase of franchises and other locations	—	(619)
Investment in joint ventures	(245)	(124)

Net cash used in investing activities	(4,875)	(10,291)

Financing Activities:
Proceeds from second lien	25,000	—
Debt issue and credit amendment costs	(1,798)	—
Repayment of secured term loan and revolver	(32,958)	(915)
Capital contribution from noncontrolling interests	313	230
Repayment of short-term loan to noncontrolling interests	(382)	—
Distribution of earnings to noncontrolling interests	(653)	(882)

Net cash used in financing activities	(10,478)	(1,567)

Decrease in cash and cash equivalents	(23,760)	(15,532)
Cash and cash equivalents at beginning of period	38,286	28,867

Cash and cash equivalents at end of period	$14,526	$13,335

Supplemental non-cash financing activities:

The Company entered into a non-cash insurance premium financing agreement for $3.0 million in June 2008.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at June 28, 2009, and our consolidated results of operations for the three months ended June 28, 2009 and June 29, 2008 and our consolidated results of operations and cash flows for the six months ended June 28, 2009 and June 29, 2008 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to our annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 28, 2008.

Subsequent Events

The Company evaluated subsequent events through August 11, 2009, which is the date the financial statements were issued. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to August 11, 2009 that would have a material impact on our financial statements.

Liquidity

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Merger and from funding our costs of operations, working capital and capital expenditures. Cash flow generated during our fourth quarter is critical to achieving positive annual operating cash flow. Adverse macroeconomic factors, including reduced mall traffic during the holiday shopping season, and a decline in consumer spending, among other factors, may negatively impact achieving our projected operating cash flow.

Our ability to borrow funds under our revolver is subject to our compliance with our debt covenant requirements. Prior to the amendment to our Senior Credit Facilities, such covenants included an interest coverage ratio and a total net leverage ratio. As of year end, we were in violation of our total net leverage ratio covenant under the credit agreement governing our Senior Credit Facilities. On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of our Term Loan by entering into a new Second Lien Facility, permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million, and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and, after such goal is obtained, then a maximum of $2.0 million of such fees may be paid each year. See Note 3—Long-Term Debt for additional information regarding the amendment to the Senior Credit Facilities and the new Second Lien Facility.

In response to the economic downturn in 2008, we began to implement aggressive strategic initiatives to reduce costs and improve our liquidity. These initiatives, which are ongoing, include closing unprofitable stores, renegotiating store lease terms, reducing headcount, revising our recipes without affecting our customers, as well as other expense controls. We believe these actions will enhance our liquidity going forward and will enable us to be in compliance with our debt covenants under the amended credit agreement and that cash generated from operations, together with cash on hand and amounts available under the Senior Credit Facilities, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

capital expenditure requirements for at least the next year. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Certain reclassifications have been made to the prior periods’ financial statements to conform to current classifications as a result of the Company’s adoption of SFAS No. 160 as discussed in Note 2 below.

2. Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued statement SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The FASB issued FASB 157-1 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. In October 2008, the FASB issued FSP 157-3 which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. We adopted SFAS No. 157 which did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which is effective for annual periods beginning on or after December 15, 2008. In FAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition date for value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after December 29, 2008. We evaluated SFAS No. 141(R) but we did not have any business combinations; therefore, the adoption of SFAS No. 141(R) on our consolidated financial statements had no impact.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS No. 160”), which is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interest of the parent company and the interest of the noncontrolling interest holder. On December 29, 2008, we adopted SFAS No. 160 and presented noncontrolling interests as a component of equity, a separate net income attributable to/from noncontrolling interests and a classification of distributions to/from noncontrolling interests in the consolidated financial statements. Prior period amounts have been reclassified to conform with the current presentation. The adoption of SFAS No. 160 did not have any other material impacts on our consolidated financial statements.

In April 2009, the FASB issued SFAS 115-2, SFAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2”). SFAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available-for-sale and held-to-maturity and provides some new disclosure requirements for both debt and equity securities. SFAS 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted SFAS 115-2 which did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly” (“SFAS 157-4”). SFAS 157-4 provides additional guidance for estimating the fair value of assets and liabilities within the scope of SFAS No. 157 in markets that have experienced a significant reduction in volume and activity in relation to normal activity. SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS 157-4 which did not have a material effect on our consolidated financial statements.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

In April 2009, the FASB issued SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“SFAS 107-1”). SFAS 107-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and requires disclosures about fair value of financial instruments in interim financial statements. SFAS 107-1 is effective for interim periods ending after June 15, 2009. We adopted the disclosure requirements of SFAS 107-1.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). This standard provides guidance on management’s assessment of subsequent events, which are defined as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This standard also requires disclosure of the date through which subsequent events have been evaluated and whether that is the date that the financial statements were issued or available to be issued. This standard is effective for interim or annual fiscal periods ending after June 15, 2009. We adopted SFAS No. 165 which did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. We are evaluating the impact that this statement will have on our consolidated financial results.

In June 2009, FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”): Authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

Senior Credit Facilities:

In connection with the Merger, we entered into senior secured credit facilities. The senior secured credit facilities originally provided for loans of $208.0 million under a $183.0 million senior secured term loan facility (the “Term Loan”) and a $25.0 million senior secured revolving facility (the “Revolving Facility,” and collectively with the Term Loan, the “Senior Credit Facilities”). The Revolving Facility also provides for the issuance of letters of credit not to exceed $10.0 million at any one time outstanding and swing-line loans not to exceed $5.0 million at any one time outstanding. In connection with the Merger, we borrowed the entire $183.0 million available under the Term Loan. On October 17, 2008 and November 18, 2008, we borrowed $8.0 million and $12.0 million, respectively, and we repaid $3.5 million and $4.0 million on March 26, 2009 and June 1, 2009, respectively, under the Revolving Facility. The Term Loan matures in 2014 and the Revolving Facility is scheduled to terminate and come due in 2013.

On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of the Term Loan by entering into a new Second Lien Facility (defined and discussed below), permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, permanently replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million, and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and, after such goal is obtained, then a maximum of $2.0 million of such fees may be paid each year. In the first quarter of 2009, we wrote off $.4 million of deferred financing costs related to the prepayment of the Term Loan. On June 1, 2009, we repaid $4.0 million of the Revolving Facility. There were $3.6 million of letters of credit outstanding as of June 28, 2009. The letters of credit were issued instead of cash security deposits under our operating leases or to guarantee construction costs of our locations, and for run-out claims under our medical plan. As a result, as of June 28, 2009, our remaining borrowing availability under the Senior Credit Facilities was $5.4 million.

In general, borrowings under the Senior Credit Facilities bear interest based, at our option, at either the LIBOR rate or an alternate base rate (“ABR”), in each case plus a margin. Our rate of interest for borrowings under the Senior Credit Facilities, as amended, is LIBOR plus 4.50% or ABR plus 3.50%. In addition to paying interest on outstanding principal under the Senior Credit Facilities, we are required to pay an unused line fee to the lenders with respect to the unutilized revolving commitments at a rate that shall not exceed 50 basis points per annum.

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

Second Lien Facility

On March 26, 2009, we entered into a new Second Lien Facility. The Second Lien Facility provides for a $25.5 million secured term loan facility which matures in 2014. The loan under the Second Lien Facility was made by Column Investments S.a.r.l., an affiliate of MidOcean. In connection with closing the Second Lien Facility, we borrowed the entire $25.5 million available under the facility which provided for cash proceeds of $25.0 million (representing a discount).

Borrowings under the Second Lien Facility bear interest at 15% per annum payable quarterly in arrears. The Second Lien Facility requires no principal payments until maturity. Interest is payable quarterly as follows: (i) Prior to the third anniversary, interest is only payable in kind; and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00. Interest accrued on the Second Lien Facility as of June 28, 2009 was approximately $1.0 million.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

In connection with the closing of the Second Lien Facility, Holdings issued immediately exercisable warrants to certain MidOcean entities to acquire 5% of Holdings Units issued and outstanding on the dates of exercise. The fair value of the warrants issued in connection with the credit agreement governing the Second Lien Facility was $6.3 million and was recorded as paid-in capital with the offset recorded as a discount on the Second Lien Facility which is amortized over the life of the Second Lien Facility.

In connection with the amendment to the Senior Credit Facilities and entry into the new Second Lien Facility, we recorded deferred financing costs of $1.9 million.

Long-term debt of $12.5 million is scheduled to mature in 2013 and $330.3 million is scheduled to mature in 2014 and thereafter.

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

Based on these considerations and the uncertainty surrounding the future economic climate, management believes that it is more likely than not that our net operating loss carryforward, foreign tax credit carryforward, and other deferred tax assets will not be realized. In the first six months of 2009, we recorded an addition to our valuation allowance against these deferred tax assets of $4.6 million. The balance of the valuation allowance as of June 28, 2009 was $39.6 million.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

Based on the quoted market price and trades, the estimated fair value of our Senior Notes as of June 28, 2009 approximated $86 million. Fair value of the Senior Credit Facility was obtained from an independent source of composite bid prices from multiple dealers (level 2 input) and approximated $132 million as of June 28, 2009. Fair value of the Second Lien Facility is assumed to approximate the $18.7 million net book value of the Second Lien Facility. Fair value of the warrants issued in connection with the credit agreement governing the Second Lien Facility was $6.3 million. Fair value was determined by calculating the enterprise value less the fair value of the debt less a marketability discount of 20%. The fair value of the enterprise was determined by using a weighted average approach of 25% each of two different level 2 inputs and 50% of one level 3 input. The level 2 inputs were the Guideline Company Approach and Guideline Transaction Approach. Both of these approaches utilize observable market inputs or transactions which can be validated through external sources, including third-party pricing services, brokers and market transactions, to calculate the business enterprise value.

The level 3 fair value was determined using the income approach (discounted cash flow). Under the discounted cash flow approach, we determined fair value based on estimated future cash flows discounted at a rate commensurate with the Company’s risk characteristics of a reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. Solely for purposes of establishing inputs for the fair value calculations described above related to determining the fair value of the warrants, we assumed that the current economic downturn would continue through the second quarter of 2009 with slight improvements in the second half of 2009, followed by moderate growth in future years consistent with our growth prior to the recent downturn in the economy. We applied gross margin assumptions consistent with the Company’s current trends and used a 15% discount rate.

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments:

	Company- Owned Restaurants	Franchised Restaurants	Totals
	(In thousands)
2nd Quarter 2009
Total revenue	$76,659	$3,475	$80,134

Operating income before unallocated costs	5,294	2,028	7,322

Unallocated costs and expenses (1)			6,060

Operating income			$1,262

2nd Quarter 2008
Total revenue	$81,143	$4,239	$85,382

Operating income before unallocated costs	2,077	3,158	5,235

Unallocated costs and expenses (1)			5,932

Operating loss			$(697)

YTD 2nd Quarter 2009
Total revenue	$152,942	$6,774	$159,716

Operating income before unallocated costs	11,259	4,127	15,386

Unallocated costs and expenses (1)			13,429

Operating income			$1,957

YTD 2nd Quarter 2008
Total revenue	$160,896	$7,724	$168,620

Operating income before unallocated costs	9,283	5,340	14,623

Unallocated costs and expenses (1)			11,864

Operating income			$2,759

(1)	Represents certain general and administrative expenses that are not allocated by segment.

Geographic Information

The Company recorded revenues of $156 million and $4 million and $164 million and $4 million in the United States and all other foreign countries in the first six months of 2009 and 2008, respectively, and $78 million and $2 million and $83 million and $2 million in the United States and all other foreign countries in the second quarter of 2009 and 2008, respectively.

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

The following condensed consolidating financial information presents:

(1)

Condensed unaudited consolidating balance sheets as of June 28, 2009 and December 28, 2008 and unaudited statements of operations for the three months ended June 28, 2009 and June 29, 2008 and our unaudited statement of operations and cash flows for the six months ended June 28, 2009 and June 29, 2008: (a) Sbarro, (“the Parent”), (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group, and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate the Parent with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the Parent on the equity method.

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet

As of June 28, 2009

ASSETS

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:

Cash and cash equivalents	$12,663	$1,533	$330	$—	$14,526
Receivables
Franchise	3,252	—	—	—	3,252
Other	2,943	252	635	(561)	3,269

	6,195	252	635	(561)	6,521
Inventories	1,049	1,472	109	—	2,630
Prepaid expenses	1,100	502	17	—	1,619

Total current assets	21,007	3,759	1,091	(561)	25,296

Intercompany receivables	(28,310)	29,945	(2,054)	419	—

Investment in subsidiaries	63,032	—	1,240	(64,272)	—

Property and equipment, net	21,307	39,785	803	—	61,895
Goodwill	201,460	—	—	—	201,460
Trademarks	195,000	—	—	—	195,000
Other intangible assets, net	22,920	—	—	—	22,920
Deferred financing costs, net	9,716	—	—	—	9,716
Other assets	1,432	188	466	(769)	1,317

Total assets	$507,564	$73,677	$1,546	$(65,183)	$517,604

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet

As of June 28, 2009

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$6,779	$160	$113	$—	$7,052
Accrued expenses	17,580	1,970	531	(540)	19,541
Accrued interest payable	7,254	—	—	—	7,254
Due to former shareholders	714	—	—	—	714

Total current liabilities	32,327	2,130	644	(540)	34,561

Deferred rent	301	5,657	—	—	5,958
Deferred tax liability	87,238	—	—	—	87,238
Due to former shareholders & other	11,619	(325)	—	—	11,294
Accrued interest payable	985	—	—	—	985
Long-term debt	335,987	—	—	—	335,987

Shareholders’ equity:
Common stock, $.01 par value, 1000 shares authorized, 100 issued & outstanding	—	—	174	(174)	—
Additional paid-in capital	133,000	68,301	889	(69,190)	133,000
Additional paid-in capital warrants	6,340	—	—	—	6,340
Currency translation adjustments	177	—	142	(142)	177
Advances to MidOcean SBR Holdings	(305)	—	—	—	(305)
(Accumulated deficit) retained earnings	(100,818)	(3,878)	(1,462)	5,340	(100,818)

Total shareholders’ equity	38,394	64,423	(257)	(64,166)	38,394
Noncontrolling interest	713	1,792	1,159	(477)	3,187

Total shareholders’ equity, including noncontrolling interests	39,107	66,215	902	(64,643)	41,581

Total liabilities and shareholders’ equity	$507,564	$73,677	$1,546	$(65,183)	$517,604

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet

As of December 28, 2008

ASSETS

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:

Cash and cash equivalents	$34,249	$3,468	$569	$—	$38,286
Receivables
Franchise	3,845	—	—	—	3,845
Other	3,346	531	442	(371)	3,948

	7,191	531	442	(371)	7,793
Inventories	1,243	1,720	120	—	3,083
Prepaid expenses	2,050	590	313	—	2,953
Deferred tax asset	—	—	—	—	—

Total current assets	44,733	6,309	1,444	(371)	52,115

Intercompany receivables	(27,269)	28,887	(2,038)	420	—

Investment in subsidiaries	66,447	—	—	(66,447)	—

Property and equipment, net	24,199	40,685	986	(230)	65,640
Goodwill	201,460	—	—	—	201,460
Trademarks	195,000	—	—	—	195,000
Other intangible assets, net	23,539	—	—	—	23,539
Deferred financing costs, net	8,934	—	—	—	8,934
Other assets	1,080	183	1,479	(1,662)	1,080

Total assets	$538,123	$76,064	$1,871	$(68,290)	$547,768

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

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations

For the six months ended June 28, 2009

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$64,424	$87,701	$817	$—	$152,942
Franchise related income	6,774	—	—	—	6,774
Intercompany charges	12,212	(12,140)	(72)	—	—

Total revenues	83,410	75,561	745	—	159,716

Costs and expenses:
Cost of food and paper products	15,331	15,517	281	—	31,129
Payroll and other employee benefits	17,220	25,210	357	—	42,787
Other operating costs	25,191	33,748	635	—	59,574
Other income, net	(222)	(1,704)	(94)	—	(2,020)
Depreciation and amortization	3,777	4,657	33	—	8,467
General and administrative	15,825	1	—	—	15,826
Asset impairment, restaurant closings	1,033	963	—	—	1,996

Total costs and expenses, net	78,155	78,392	1,212	—	157,759

Operating income	5,255	(2,831)	(467)	—	1,957

Other (expense) income:
Interest expense	(13,333)	—	—	—	(13,333)
Write-off of deferred financing costs	(423)	—	—	—	(423)
Interest income	33	—	—	—	33

Net other (expense) income	(13,723)	—	—	—	(13,723)

Equity in loss of subsidiaries	(3,406)	—	—	3,406	—

Loss before income taxes and equity investments	(11,874)	(2,831)	(467)	3,406	(11,766)
Income tax expense (benefit)	272	—	—	—	272

Loss before equity investments	(12,146)	(2,831)	(467)	3,406	(12,038)
Loss from equity investments	—	—	(108)	—	(108)

Net loss	(12,146)	(2,831)	(575)	3,406	(12,146)
Net (income) loss attributable to noncontrolling interests	(33)	(190)	190	—	(33)

Net loss attributable to Sbarro, Inc.	$(12,179)	$(3,021)	$(385)	$3,406	$(12,179)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations

For the six months ended June 29, 2008

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$68,893	$90,919	$1,084	$—	$160,896
Franchise related income	7,724	—	—	—	7,724
Intercompany charges	11,717	(11,629)	(88)	—	—

Total revenues	88,334	79,290	996	—	168,620

Costs and expenses:
Cost of food and paper products	17,275	19,118	375	—	36,768
Payroll and other employee benefits	19,107	27,236	385	—	46,728
Other operating costs	26,085	34,386	481	—	60,952
Other income, net	(563)	(1,294)	(44)	—	(1,901)
Depreciation and amortization	4,295	4,349	90	—	8,734
General and administrative	14,245	—	—	—	14,245
Asset impairment, restaurant closings	—	335	—	—	335

Total costs and expenses, net	80,444	84,130	1,287	—	165,861

Operating income (loss)	7,890	(4,840)	(291)	—	2,759

Other (expense) income:
Interest expense	(15,018)	(1)	(26)	—	(15,045)
Interest income	105	2	—	—	107

Net other (expense) income	(14,913)	1	(26)	—	(14,938)

Equity in loss of subsidiaries	(5,539)	—	—	5,539	—

Loss before income taxes and equity investments	(12,562)	(4,839)	(317)	5,539	(12,179)
Income tax benefit	(4,823)	—	—	—	(4,823)

Loss before equity investments	(7,739)	(4,839)	(317)	5,539	(7,356)
Loss from equity investments	—	—	(128)	—	(128)

Net loss	(7,739)	(4,839)	(445)	5,539	(7,484)
Net income attributable to noncontrolling interests	7	(255)	—	—	(248)

Net loss attributable to Sbarro, Inc.	$(7,732)	$(5,094)	$(445)	$5,539	$(7,732)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations

For the three months ended June 28, 2009

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$32,568	$43,662	$429	$—	$76,659
Franchise related income	3,475	—	—	—	3,475
Intercompany charges	5,816	(5,780)	(36)	—	—

Total revenues	41,859	37,882	393	—	80,134

Costs and expenses:
Cost of food and paper products	7,783	7,706	142	—	15,631
Payroll and other employee benefits	8,716	12,659	173	—	21,548
Other operating costs	12,357	17,064	309	—	29,730
Other income, net	(117)	(663)	(64)	—	(844)
Depreciation and amortization	1,980	2,267	19	—	4,266
General and administrative	7,423	1	—	—	7,424
Asset impairment, restaurant closings	664	453	—	—	1,117

Total costs and expenses, net	38,806	39,487	579	—	78,872

Operating income	3,053	(1,605)	(186)	—	1,262

Other (expense) income:
Interest expense	(7,492)	—	—	—	(7,492)
Interest income	1	—	—	—	1

Net other (expense) income	(7,491)	—	—	—	(7,491)

Equity in loss of subsidiaries	(1,831)	—	—	1,831	—

Loss before income taxes and equity investments	(6,269)	(1,605)	(186)	1,831	(6,229)
Income tax expense (benefit)	168	—	—	—	168

Loss before equity investments	(6,437)	(1,605)	(186)	1,831	(6,397)
Loss from equity investments	—	—	(53)	—	(53)

Net loss	(6,437)	(1,605)	(239)	1,831	(6,450)
Net (income) loss attributable to noncontrolling interests	(32)	(60)	73	—	(19)

Net loss attributable to Sbarro, Inc.	$(6,469)	$(1,665)	$(166)	$1,831	$(6,469)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations

For the three months ended June 29, 2008

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$35,049	$45,350	$744	$—	$81,143
Franchise related income	4,239	—	—	—	4,239
Intercompany charges	5,783	(5,738)	(45)	—	—

Total revenues	45,071	39,612	699	—	85,382

Costs and expenses:
Cost of food and paper products	9,004	10,093	289	—	19,386
Payroll and other employee benefits	9,955	14,161	299	—	24,415
Other operating costs	13,086	17,750	330	—	31,166
Other income, net	(20)	(618)	(44)	—	(682)
Depreciation and amortization	2,157	2,370	89	—	4,616
General and administrative	7,010	—	—	—	7,010
Asset impairment, restaurant closings	—	168	—	—	168

Total costs and expenses, net	41,192	43,924	963	—	86,079

Operating income (loss)	3,879	(4,312)	(264)	—	(697)

Other (expense) income:
Interest expense	(7,283)	—	(26)	—	(7,309)
Interest income	34	—	—	—	34

Net other (expense) income	(7,249)	—	(26)	—	(7,275)

Equity in loss of subsidiaries	(4,826)	—	—	4,826	—

Loss before income taxes and equity investments	(8,196)	(4,312)	(290)	4,826	(7,972)
Income tax benefit	(2,994)	—	—	—	(2,994)

Loss before equity investments	(5,202)	(4,312)	(290)	4,826	(4,978)
Loss from equity investments	150	—	(128)	—	22

Net loss	(5,052)	(4,312)	(418)	4,826	(4,956)
Net income attributable to noncontrolling interests	71	(96)	—	—	(25)

Net loss attributable to Sbarro, Inc.	$(4,981)	$(4,408)	$(418)	$4,826	$(4,981)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows

For the six months ended June 28, 2009

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(12,146)	$(2,831)	$(575)	$3,406	$(12,146)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,777	4,657	33	—	8,467
Amortization of deferred financing costs	724	—	—	—	724
Provision for doubtful accounts receivable	616	—	—	—	616
Increase in deferred rent, net of tenant allowance	352	569	17	—	938
Asset impairment, restaurant closings/remodels	457	416	—	—	873
Equity in net loss of unconsolidated affiliates	—	—	108	—	108
Write-off of deferred financing costs	423	—	—	—	423

Changes in operating assets and liabilities:
Decrease (increase) in receivables	447	251	(193)	190	695
Decrease in inventories	193	248	11	—	452
(Increase) decrease in prepaid expenses	(137)	88	296	—	247
Increase in other assets	(65)	—	—	—	(65)
(Decrease) increase in accounts payable and accrued expenses	(8,998)	(708)	469	(466)	(9,703)
Decrease in accrued interest payable	(36)	—	—	—	(36)

Net cash (used in) provided by operating activities	(14,393)	2,690	166	3,130	(8,407)

Investing Activities:
Purchases of property and equipment	(612)	(3,923)	(95)	—	(4,630)
Investment in joint ventures	(245)	—	—	—	(245)

Net cash used in investing activities	(857)	(3,923)	(95)	—	(4,875)

Financing Activities:
Proceeds from second lien	25,000	—	—	—	25,000
Repayment of secured term loan and revolver	(32,958)	—	—	—	(32,958)
Debt issue and credit amendment costs	(1,798)	—	—	—	(1,798)
Capital contribution from noncontrolling interests	—	—	313	—	313
Repayment of short-term loan to noncontrolling interests	—	—	(382)	—	(382)
Distribution of earnings to noncontrolling interests	(653)	—	—	—	(653)
Intercompany balances	4,073	(702)	(241)	(3,130)	—

Net cash used in financing activities	(6,336)	(702)	(310)	(3,130)	(10,478)

Decrease in cash and cash equivalents	(21,586)	(1,935)	(239)	—	(23,760)
Cash and cash equivalents at beginning of period	34,249	3,468	569	—	38,286

Cash and cash equivalents at end of period	$12,663	$1,533	$330	$—	$14,526

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows

For the six months ended June 29, 2008

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(7,739)	$(4,839)	$(445)	$5,539	$(7,484)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,295	4,349	90	—	8,734
Amortization of deferred financing costs	554	—	—	—	554
Increase in deferred rent, net of tenant allowance	710	68	—	—	778
Asset impairment, restaurant closings/remodels	—	335	—	—	335
Change in deferred income tax, net	(5,292)	—	—	—	(5,292)
Equity in net loss of unconsolidated affiliates	—	—	128	—	128
Equity in loss of subsidiaries	5,539	—	—	(5,539)	—

Changes in operating assets and liabilities:
Decrease (increase) in receivables	120	130	(453)	—	(203)
Decrease in inventories	129	136	2	—	267
Decrease (increase) in prepaid expenses	410	(34)	3	—	379
Decrease (increase) in other assets	114	(2)	—	—	112
(Decrease) increase in accounts payable and accrued expenses	(1,785)	(25)	202	—	(1,608)
Decrease in accrued interest payable	(374)	—	—	—	(374)

Net cash used in operating activities	(3,319)	118	(473)	—	(3,674)

Investing Activities:
Purchases of property and equipment	(3,234)	(6,314)	—	—	(9,548)
Purchases of other locations	—	(619)	—	—	(619)
Investment in joint ventures	(124)	—	—	—	(124)

Net cash used in investing activities	(3,358)	(6,933)	—	—	(10,291)

Financing Activities:
Repayment of secured term loan	(915)	—	—	—	(915)
Capital contribution from noncontrolling interests	—	—	230		230
Distribution of earnings to noncontrolling interests	(882)	—	—	—	(882)
Intercompany balances	(5,991)	5,745	246	—	—

Net cash (used in) provided by financing activities	(7,788)	5,745	476	—	(1,567)

(Decrease) increase in cash and cash equivalents	(14,465)	(1,070)	3	—	(15,532)

Cash and cash equivalents at beginning of period	25,693	2,893	281	—	28,867

Cash and cash equivalents at end of period	$11,228	$1,823	$284	$—	$13,335

Supplemental non-cash financing activities:

In June 2008, the Company entered into a non-cash insurance premium financing agreement for $3.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make statements in this Quarterly Report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar words often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements. None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors. These risks, uncertainties and other factors include, but are not limited to:

•	general economic, inflation, national security, weather and business conditions;

•	decrease in mall traffic, and other events arising from the downturn in the economy, such as continued increases in energy that negatively affect consumer spending;

•	the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;

•	changes in consumer tastes;

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

Executive Overview

For the purposes of management’s discussion and analysis, the year to date second quarter of 2009 is the twenty six weeks ended June 28, 2009 and the year to date second quarter of 2008 is the twenty six weeks ended June 29, 2008 and the second quarter of 2009 is the thirteen weeks ended June 28, 2009 and the second quarter of 2008 is the thirteen weeks ended June 29, 2008.

We are the world’s leading Italian Quick Service Restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 1,062 units in 44 countries, with 485 company-owned units, 560 franchised units and 17 joint venture units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

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

Our Restaurant Expansion

The following table summarizes the number of company-owned, franchised, and joint venture restaurants in operation during each indicated period:

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Company-owned Sbarro restaurants:
Open at beginning of period	490	504	509	506
Opened during period	1	4	5	8
Acquired from franchisees during period	—	1	—	1
Closed during period	(6)	—	(29)	(6)

Open at end of period	485	509	485	509

Franchised Sbarro restaurants:
Open at beginning of period	566	528	566	524
Opened during period	13	29	36	48
Transferred to Sbarro during period	—	(1)	—	(1)
Closed during period	(19)	(10)	(42)	(25)

Open at end of period	560	546	560	546

Joint venture Sbarro restaurants:
Open at beginning of period	16	8	16	7
Opened during period	1	1	1	2

Open at end of period	17	9	17	9

All restaurants:
Open at beginning of period	1,072	1,040	1,091	1,037
Opened during period	15	34	42	58
Closed during period	(25)	(10)	(71)	(31)

Open at end of period	1,062	1,064	1,062	1,064

Seasonality

Revenues are highest in our fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Our annual revenues and earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year’s Day.

Goodwill and Other Intangible Assets

Due to the seasonality of our business, until we determine the results of operations for our fourth quarter, we are not able to perform our annual test for impairment on our goodwill and intangible assets with indefinite lives as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” and fully evaluate the impairment of long-lived assets as required by SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Any required adjustments are recorded at that time unless our assumptions regarding forecasted revenue or margin growth rates are not achieved, at which time we may be required to perform our impairment test as such change may constitute a triggering event outside of the quarter from when the annual goodwill impairment test is performed.

Noncontrolling Interests

We present minority interests as noncontrolling interests in the equity section of our consolidated balance sheets, as a separate net income attributable to noncontrolling interests in our consolidated statement of operations, and as a distribution to/from noncontrolling interests in the consolidated statements of cash flows.

Summary Financial Information (Dollars in millions)

	Three months ended June 28, 2009	Three months ended June 29, 2008	Six months ended June 28, 2009	Six months ended June 29, 2008
Comparable sales percentage change vs. prior comparable period(1):
QSR-owned locations	-5.1%	-0.5%	-4.9%	0.0%
Franchise locations:
Domestic Franchise	-4.5%	-1.8%	-4.3%	-0.9%
International Franchise (4)	-23.2%	21.8%	-24.9%	22.6%
Cost of food and paper products as a percentage of restaurant sales	20.4%	23.9%	20.4%	22.9%
Payroll and other benefits as a percentage of restaurant sales	28.1%	30.1%	28.0%	29.0%
Other operating expense as a percentage of restaurant sales	38.8%	38.4%	39.0%	37.9%
General and administrative costs as a percentage of revenues	9.3%	8.2%	9.9%	8.4%
EBITDA (2) (3)	$5.5	$3.9	$9.9	$11.1

(1)	Comparable and annual percentage changes are based on locations that were open during the entire period within the periods presented.
(2)

EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with generally accepted accounting principles (“GAAP”) or as a measure of a company’s profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts of, and investors in, our Senior Notes in that the Senior Credit Facilities and the Second Lien Facility each contain a minimum EBITDA covenant. EBITDA, as calculated under our bank credit agreement, includes certain additional adjustments which are included in our Senior Credit Facility amendment. We also use EBITDA internally to determine whether to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

(3)

Included in the calculation of EBITDA for the first six months of 2009 is $.4 million related to the write-off of deferred financing costs and $.4 million of professional fees related to the prepayment and amendment to the Senior Credit Facilities.

(4)	The majority of the decline in the 2009 International comparable Franchise sales related to the increase in the value of the U.S. dollar.

For each of the periods, the following table reconciles EBITDA to our net loss for each of the periods presented, which we believe is the most direct comparable GAAP financial measure to EBITDA (dollars in thousands):

	Three months ended June 28, 2009	Three months ended June 29, 2008	Six months ended June 28, 2009	Six months ended June 29, 2008
EBITDA	$5,456	$3,916	$9,860	$11,117
Interest Expense	(7,492)	(7,309)	(13,333)	(15,045)
Interest Income	1	34	33	107
Income Tax Benefit (Expense)	(168)	2,994	(272)	4,823
Depreciation and Amortization	(4,266)	(4,616)	(8,467)	(8,734)

Net Loss Attributable to Sbarro, Inc.	$(6,469)	$(4,981)	$(12,179)	$(7,732)

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments:

	Company- Owned Restaurants	Franchised Restaurants	Totals
	(In thousands)
2nd Quarter 2009
Total revenue	$76,659	$3,475	$80,134

Operating income before unallocated costs	5,294	2,028	7,322

Unallocated costs and expenses (1)			6,060

Operating income			$1,262

2nd Quarter 2008
Total revenue	$81,143	$4,239	$85,382

Operating income before unallocated costs	2,077	3,158	5,235

Unallocated costs and expenses (1)			5,932

Operating loss			$(697)

YTD 2nd Quarter 2009
Total revenue	$152,942	$6,774	$159,716

Operating income before unallocated costs	11,259	4,127	15,386

Unallocated costs and expenses (1)			13,429

Operating income			$1,957

YTD 2nd Quarter 2008
Total revenue	$160,896	$7,724	$168,620

Operating income before unallocated costs	9,283	5,340	14,623

Unallocated costs and expenses (1)			11,864

Operating income			$2,759

(1)	Represents certain general and administrative expenses that are not allocated by segment.

Second Quarter 2009 versus Second Quarter 2008

Sales by QSR and consolidated other concept restaurants were $76.7 million for the second quarter of 2009 compared to $81.1 million for the second quarter of 2008. The decrease in sales is due to a decrease in comparable unit sales of 5.1% in our QSR restaurants, lost sales from stores strategically closed of $3.4 million, partially offset by sales generated by new stores opened in 2009 and 2008 of $2.0 million. The decrease in comparable unit sales primarily reflects reduced mall traffic throughout the United States as a result of the current economic environment. These decreases are partially offset by Easter week falling in the second quarter of 2009 versus the first quarter of 2008.

Franchise related revenues were $3.5 million for the second quarter of 2009 compared to $4.2 million for the second quarter of 2008. The decrease is due to a decline in royalties on international and domestic comparable unit sales.

Cost of food and paper products as a percentage of restaurant sales decreased to 20.4% for the second quarter of 2009 as compared to 23.9% for the second quarter of 2008. The cost of cheese in the second quarter of 2009 averaged $1.38 per pound compared to an average of $2.12 per pound in the second quarter of 2008. This $.74 per pound decrease in cheese costs accounted for $1.1 million or 1.4% of restaurant sales. The cost of flour in the second quarter of 2009 averaged $.29 compared to $.59 for the second quarter of 2008. This $.30 per pound decrease accounted for $.9 million or 1.2% of restaurant sales.

Payroll and other employee benefits as a percentage of restaurant sales decreased to 28.1% in the second quarter of 2009 from 30.1% in the second quarter of 2008. The decrease is due to cost control initiatives implemented in 2009.

Other operating costs decreased to $29.7 million in the second quarter of 2009 compared to $31.2 million in the second quarter of 2008. As a percentage of restaurant sales, operating costs increased to 38.8% in the second quarter of 2009 as compared to 38.4% in the second quarter of 2008 due to lower sales in 2009.

Other income, net increased slightly to $.8 million in the second quarter of 2009 from $.7 million in the second quarter of 2008.

Depreciation and amortization decreased to $4.3 million in the second quarter of 2009 compared to $4.6 million in the second quarter of 2008.

General and administrative expenses increased slightly to $7.4 million in the second quarter of 2009 as compared to $7.0 million in the second quarter of 2008. The increase was primarily related to severance and an increase to the provision for doubtful accounts, partially offset by cost control initiatives implemented in 2009.

Asset impairment, restaurant closing and remodeling costs were $1.1 million in the second quarter of 2009 compared to $.2 million in the second quarter of 2008. The $.9 million increase is primarily due to 6 stores strategically closed in the second quarter of 2009.

Interest expense of $7.5 million for the second quarter of 2009 and $7.3 million for the second quarter of 2008 relates primarily to the Senior Notes and the Term Loans under our Senior Credit and Second Lien Facilities. Included in interest expense in the second quarter of 2009 and the second quarter of 2008 was the amortization of deferred financing costs for the Senior Notes and Term Loans and Second Lien Facility for 2009 of $.4 million and $.3 million, respectively. The increase in interest expense is related to interest on the Second Lien Facility partially offset by lower interest rates on the Senior Credit Facility in the second quarter of 2009 as compared to the second quarter of 2008.

Income tax expense was $.2 million for the second quarter of 2009 and our effective tax rate was -2.7%. During the second quarter of 2009, we recorded a $2.5 million increase to the valuation allowance on our deferred tax assets increasing the valuation allowance to $39.6 million as of June 28, 2009. The income tax benefit was $3.0 million for the second quarter of 2008 and our effective tax rate was 37.5%.

Equity in net loss/income of unconsolidated affiliates relates to our joint venture in Beirut.

Net income attributable to noncontrolling interests relates to our joint ventures in India and certain partnerships.

Net loss attributable to Sbarro, Inc. for the second quarter of 2009 was $6.5 million as compared to a net loss of $5.0 million for the second quarter of 2008. The increase was primarily the result of a $3.2 million increase in tax expense in the second quarter of 2009 as compared to the second quarter of 2008. Without consideration for taxes, the net loss decreased approximately $1.7 million, or 21%. The improvement was primarily the result of reduced commodity costs and lower employee costs, partially offset by the decline in comparable unit sales during the quarter.

Year to Date 2009 versus 2008

Sales by QSR and consolidated other concept restaurants were $152.9 million for the first half of 2009 compared to $160.9 million for the first half of 2008. The decrease in sales is due to a decrease in comparable unit sales of 4.9% in our QSR restaurants, lost sales from stores strategically closed of $5.9 million, partially offset by sales generated by new stores opened in 2009 and 2008 of $4.3 million. The decrease in comparable unit sales primarily reflects reduced mall traffic throughout the United States as a result of the current economic environment.

Franchise related revenues were $6.8 million for the first half of 2009 compared to $7.7 million for the first half of 2008. The decrease is due to a decline in royalties on international and domestic comparable unit sales.

Cost of food and paper products as a percentage of restaurant sales decreased to 20.4% for the first half of 2009 as compared to 22.9% for the first half of 2008. The cost of cheese in the first half of 2009 averaged $1.39 per pound compared to an average of $2.14 per pound in the first half of 2008. This $.75 per pound decrease in cheese costs accounted for $2.3 million or 1.5% of restaurant sales. The cost of flour in the first half of 2009 averaged $.30 compared to $.42 for the first half of 2008. This $.12 per pound decrease accounted for $.7 million or .5% of restaurant sales.

Payroll and other employee benefits as a percentage of restaurant sales decreased to 28.0% in the first half of 2009 from 29.0% in the first half of 2008. The decrease is due to cost control initiatives implemented in 2009.

Other operating costs were $59.6 million in the first half of 2009 compared to $61.0 million in the first half of 2008. As a percentage of restaurant sales, operating costs increased to 39.0% in the first half of 2009 as compared to 37.9% in the first half of 2008 due to lower sales in 2009.

Other income, increased slightly to $2.0 million in the first half of 2009 from $1.9 million in the first half of 2008.

Depreciation and amortization decreased to $8.5 million in the first half of 2009 compared to $8.7 million for the first half of 2008.

General and administrative expenses were $15.8 million in the first half of 2009 as compared to $14.2 million in the first half of 2008. The increase was primarily related to severance and an increase to the provision for doubtful accounts, partially offset by cost control initiatives implemented in 2009.

Asset impairment, restaurant closing and remodeling costs were $2.0 million in the first half of 2009 compared to $.3 million in the first half of 2008. The $1.7 million increase is primarily due to 29 stores strategically closed in the first half of 2009.

Interest expense of $13.3 million for the first half of 2009 and $15.0 million for the first half of 2008 relates primarily to the Senior Notes and the Term Loans under our Senior Credit Facilities. Included in interest expense in first half of 2009 and the first half of 2008 was the amortization of deferred financing costs for the Senior Notes and Term Loan and Second Lien Facility for 2009 of $.7 million and $.6 million, respectively. The decrease in interest expense is related to lower interest rates on the Senior Credit Facility in the first half of 2009 as compared to the first half of 2008 partially offset by interest on the Second Lien Facility.

Write-off of deferred financing costs of $.4 million in the first half of 2009 related to prepayment of the Senior Credit Facility.

Income tax expense was $.3 million for the first half of 2009 and our effective tax rate was -2.3%. During the first half of 2009, we recorded a $4.6 million increase to the valuation allowance on our deferred tax assets increasing the valuation allowance to $39.6 million as of June 28, 2009. The income tax benefit was $4.8 million for the first half of 2008 and our effective tax rate was 38.4%.

Equity in net loss of unconsolidated affiliates relates to our joint venture in Beirut.

Net income attributable to noncontrolling interests relates to our joint ventures in India and certain partnerships.

Net loss attributable to Sbarro, Inc. for the first half of 2009 was $12.2 million as compared to a net loss of $7.7 million for the first half of 2008. The increase was primarily the result of a $5.1 million increase in tax expense in the first half of 2009 as compared to the first half of 2008. Without consideration for taxes, the net loss decreased approximately $.6 million, or 5.2%. The improvement was primarily the result of reduced commodity costs and lower employee costs, partially offset by the decline in comparable unit sales during the first half of 2009.

Liquidity and Capital Resources

Principal Cash Requirements and Sources

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Merger, and from funding our costs of operations, working capital and capital expenditures. Cash flow generated during our fourth quarter is critical to achieving positive annual operating cash flow. Adverse macroeconomic factors, including reduced mall traffic during the holiday shopping season and a decline in consumer spending, among other factors, may negatively impact achieving our projected operating cash flow.

Our ability to borrow funds under our revolver is subject to our compliance with our debt covenant requirements. Prior to the amendment to our Senior Credit Facilities, such covenants included an interest coverage ratio and a total net leverage ratio. As of year end, we were in violation of our total net leverage ratio covenant under the credit agreement governing our Senior Credit Facilities. On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of our Term Loan by entering into a new Second Lien Facility (defined and discussed below), permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million, and restricted payment of

MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and, after such goal is obtained, then a maximum of $2.0 million of such fees may be paid each year.

In response to the economic downturn in 2008, we began to implement aggressive strategic initiatives to reduce costs and improve our liquidity. These initiatives, which are ongoing, include closing unprofitable stores, renegotiating store lease terms, reducing headcount, revising our recipes without affecting our customers, as well as other expense controls. We believe these actions will enhance our liquidity going forward and will enable us to be in compliance with our debt covenants under the amended credit agreement and that cash generated from operations, together with cash on hand and amounts available under the Senior Credit Facilities, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for at least the next year. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

We estimate that our annual cash interest expense under the Senior Notes and the Senior Credit Facilities will be approximately $24 million under the amended Senior Credit Facilities, assuming a 1% LIBOR rate. Borrowings under the Second Lien Facility bears interest at 15% per annum payable quarterly in arrears. The Second Lien Facility requires no principal payments until maturity. Interest is payable quarterly as follows: (i) Prior to the third anniversary, interest is only payable in kind; and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00.

The amended Senior Credit Facilities require us to prepay outstanding borrowings, subject to certain exceptions, with (a) 75% of our annual excess cash flow; (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) if we do not commit to reinvest such proceeds in accordance with the terms of the Senior Credit Facilities within 365 days of the event giving rise thereto (or, to the extent we have entered into a commitment to reinvest such proceeds within such time period to the extent such amounts are actually reinvested, within six months of the expiration of such 365 days); and (c) 100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Senior Credit Facilities. We invested approximately $.2 million in joint ventures in the first half of 2009. We repaid $7.5 million of the Revolving Facility. We repaid $.5 million in principal per the terms of our Term Loan. We prepaid $25.0 million of the Term Loan from the proceeds of the Second Lien Facility which satisfies our quarterly obligation for further principal amortization payments on our Senior Credit Facilities. We are not required to make principal payments, absent the occurrence of certain events, on our Senior Notes until they mature in 2015. We believe that aggregate capital expenditures for all of 2009 will approximate $11 million which we expect will be funded with operating cash. Based upon our current level of operations, we believe our cash flows generated from operations along with our cash on hand and borrowings available under our Revolving Facility ($5.4 million) will be sufficient for us to meet our debt service requirements, fund working capital and capital expenditures for at least the next twelve months. If necessary, we may adjust the rate of capital expenditures, acquisitions, or the timing and magnitude of other controllable expenditures to meet such requirements.

In July 2009, Moody’s increased Sbarro’s credit ratings to Caa1 from Caa2 on its Senior Credit Facility, affirmed its C rating on its Senior Notes and affirmed its Ca rating on Corporate.

Contractual Obligations

The following table presents our contractual obligations as of June 28, 2009:

Dollars in millions	2009	2010	2011	2012	2013	Thereafter	Total
10.375% senior notes (1)	$—	$—	$—	$—	$—	$150.0	$150.0
Senior credit facility	—	—	—	—	12.5	154.8	167.3
Second lien facility	—	—	—	—	—	25.5	25.5
Estimated interest on long-term debt (2)	12.5	25.3	26.2	43.7	31.2	20.1	159.0
Letters of credit (3)	3.6	—	—	—	—	—	3.6
Operating leases (4)	51.1	76.2	70.8	66.2	61.7	183.1	509.1
Due to former shareholders and other(5)	.7	2.2	7.3	1.8	—	—	12.0

	$67.9	$103.7	$104.3	$111.7	$105.4	$533.5	$1,026.5

(1)	There are no principal repayment obligations under the Senior Notes until 2015.
(2)

The Revolving Facility is due in 2013 and the Term Loan and the Second Lien is due in 2014. The estimated interest on long-term debt reflects the March 26, 2009 amendment to the Senior Credit Facilities. The amendment permitted the Company to enter into the new Second Lien Facility, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility and required prepayment of $3.5 million of the Revolving Facility from cash on hand. Interest on the Second Lien Facility is payable quarterly as follows: (i) Prior to the third anniversary, interest is only payable in kind; and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00. Included in the above table is interest on the Second Lien Facility of: (in millions) 2012 - $17.0, 2013 - $3.8, thereafter - $2.3.

(3)

Represents our maximum reimbursement obligations to the issuer of the letters of credit in the event the letters of credit are drawn upon. The letters of credit generally are issued instead of cash security deposits under operating leases or to guarantee construction costs for our locations and for run-out claims under our medical plan. All the standby letters of credit supporting leases are renewable annually through the expiration of the related lease terms. If not renewed, the beneficiary may draw upon the letters of credit as long as the underlying obligation remains outstanding.

(4)	Does not reflect the impact of renewals of operating leases that are scheduled to expire during the periods indicated. Includes franchise lease guarantees and the lease on our corporate headquarters.
(5)

Primarily represents the remaining amount we agreed to pay the former shareholders for any incremental tax benefit of deductions generated by the repurchase of our prior 11% Senior Notes or payment of the special event bonuses. The payment is due within 15 days of the filing of the U.S. tax return that claims these additional deductions.

Senior Credit Facilities:

In connection with the Merger, we entered into senior secured credit facilities. The senior secured credit facilities originally provided for loans of $208.0 million under a $183.0 million senior secured term loan facility (the “Term Loan”) and a $25.0 million senior secured revolving facility (the “Revolving Facility,” and collectively with the Term Loan, the “Senior Credit Facilities”). The Revolving Facility also provides for the issuance of letters of credit not to exceed $10.0 million at any one time outstanding and swing-line loans not to exceed $5.0 million at any one time outstanding. In connection with the Merger, we borrowed the entire $183.0 million available under the Term Loan. On October 17, 2008 and November 18, 2008, we borrowed $8.0 million and $12.0 million, respectively, and we repaid $3.5 million and $4.0 million on March 26, 2009 and June 1, 2009, respectively, under the Revolving Facility. The Term Loan Facility matures in 2014 and the Revolving Facility is scheduled to terminate and come due in 2013.

On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of the Term Loan by entering into a new Second Lien Facility (defined and discussed below), permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, permanently replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million, and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s annual EBITDA is at least $55.0 million and, after such goal is obtained, then a maximum of $2.0 million of such fees may be paid each year. In the first quarter of 2009, we recorded a $.4 million write-off of deferred financing costs related to the prepayment of the Term Loan. On June 1, 2009, we repaid $4.0 million of the Revolving Facility. There were $3.6 million of letters of credit outstanding as of June 28, 2009. The letters of credit were issued instead of cash security deposits under our operating leases or to guarantee construction costs of our locations, and for run-out claims under our medical plan. As a result, as of June 28, 2009, our remaining borrowing availability under the Senior Credit Facilities was $5.4 million.

In general, borrowings under the Senior Credit Facilities bear interest based, at our option, at either the LIBOR rate or an alternate base rate (“ABR”), in each case plus a margin. Our rate of interest for borrowings under the Senior Credit Facilities, as amended, is LIBOR plus 4.50% or ABR plus 3.50%. In addition to paying interest on outstanding principal under the Senior Credit Facilities, we are required to pay an unused line fee to the lenders with respect to the unutilized revolving commitments at a rate that shall not exceed 50 basis points per annum.

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

Second Lien Facility

On March 26, 2009, we entered into a new Second Lien Facility. The Second Lien Facility provides for a $25.5 million secured term loan facility which matures in 2014. The loan under the Second Lien Facility was made by Column Investments S.a.r.l., an affiliate of MidOcean. In connection with closing the Second Lien Facility, we borrowed the entire $25.5 million available under the facility which provided for cash proceeds of $25.0 million (representing a discount).

Borrowings under the Second Lien Facility bear interest at 15% per annum payable quarterly in arrears. The Second Lien Facility requires no principal payments until maturity. Interest is payable quarterly as follows: (i) Prior to the third anniversary, interest is only payable in kind; and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00. Interest accrued on the Second Lien Facility as of June 28, 2009 was approximately $1.0 million.

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

In connection with the closing of the Second Lien Facility, Holdings issued immediately exercisable warrants to certain MidOcean entities to acquire 5% of Holdings Units issued and outstanding on the dates of exercise. The fair value of the warrants issued in connection with the credit agreement governing the Second Lien Facility was $6.3 million and was recorded as paid-in capital with the offset recorded as a discount on the Second Lien Facility which is amortized over the life of the Second Lien Facility.

In connection with the amendment to the Senior Credit Facilities and entry into the new Second Lien Facility, we recorded deferred financing costs of $1.9 million.

Long-term debt of $12.5 million is scheduled to mature in 2013 and $330.3 million is scheduled to mature in 2014 and thereafter.

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital at the end of the first half of 2009 and 2008 and the sources and uses of our cash flows during the first half of each of those years (in millions):

	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008
Liquidity at the end of period
Cash and cash equivalents	$14.5	$13.3
Working capital	(9.3)	(17.6)

Net cash flows
Used in operating activities	$(8.4)	$(3.7)
Used in investing activities	(4.9)	(10.3)
Used in financing activities	(10.5)	(1.5)

Net decrease in cash	$(23.8)	$(15.5)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations or our line of credit. Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance such items. As a result, like many other restaurant businesses, we may operate with negative working capital. Working capital decreased by $11.5 million during the first half of 2009 as compared to working capital at the end of 2008 due to our new store openings, capital expenditures and debt issue costs related to the amendment to the Senior Credit Facility. Cash flow from current operations and our line of credit supports our working capital needs.

Net cash used in operating activities was $8.4 million during the six months ended June 28, 2009 as compared to $3.7 million used in operating activities for the six months ended June 29, 2008. The increase in net cash used in the six months ended June 28, 2009 is mainly due to a $7.0 million net change in operating assets and liabilities, due primarily to the timing of payment of our current operating liabilities.

Net cash used in investing activities was $4.9 million for the six months ended June 28, 2009. Net cash used in investing activities was $10.3 million for the six months ended June 29, 2008. Net cash used in the six months ended June 28, 2009 and June 29, 2008 was mostly related to capital expenditures utilized primarily for restaurant openings and renovation activity.

Net cash used in financing activities was $10.5 million for the six months ended June 28, 2009. This net cash used primarily represents repayment of the Term Loan and Revolver and debt issue costs and payment of fees related to the amendment to the Senior Credit Facilities, net of the proceeds of the Second Lien Facility. The cash used in financing activities was $1.5 million for the six months ended June 29, 2008 and was for principal payments on our Term Loan and distributions to noncontrolling interests.

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

During the six months ended June 28, 2009, there were no changes in the accounting policies whose application may have a significant effect on our reported results of financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position from those discussed under the heading “Critical Accounting Policies and Judgments” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 28, 2008.

Recent Accounting Pronouncements

Refer to Note 2 to the Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Certain Relationships and Related Transactions

During the first half of 2009, there were no related party transactions other than those discussed under the heading “Certain Relationships and Related Transactions” in Part II, Item 13 of our Annual Report on Form 10-K for the year ended December 28, 2008.

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

Interest Rate Risk

We currently maintain our cash on hand in FDIC insured non-interest bearing checking accounts which earn an earnings credit rate. We have also invested our cash on hand in FDIC insured overnight cash management savings accounts earning interest based on the 91-day Treasury bill rates or FDIC insured overnight money market savings accounts. The indenture governing the Senior Notes limits the nature of our investments to those of lower risk. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 28, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2009, an action was commenced against the Company for approximately $660,000 in the circuit court of the Sixteenth Judicial Circuit in Kane County, Illinois by a Landlord. The Landlord claimed damages regarding Sbarro’s failure to pay rent based upon a provision in the lease that allows the Landlord to accelerate the rent upon default. The case was settled for approximately $282,000 in May 2009.

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

SBARRO, INC.

Registrant

Date: August 11, 2009	By:	/s/ Peter Beaudrault
Peter Beaudrault,
Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 11, 2009	By:	/s/ Carolyn M. Spatafora
Carolyn M. Spatafora
Senior Vice President of Finance Principal Financial and Accounting Officer

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of Sbarro, Inc. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-142081)

*3.2	Amended and Restated Bylaws of Sbarro, Inc. (Exhibit 3.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.1	Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and the Bank of New York, as trustee. (Exhibit 4.1 to our Registration Statement on Form S-4, File No. 333-142081)

*4.2	Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers. (Exhibit 4.2 to our Registration Statement on Form S-4, File No. 333-142081)

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.02	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the document indicated.
**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.