Form 10-Q
period 2009-09-27
SBARRO INC
filed 2009-11-12
CIK 766004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 27, 2009	Commission file number 333-142081

SBARRO, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2501939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Broad Hollow Road, Melville, New York	11747-4714
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock of the registrant outstanding as of November 12, 2009 was 100.

SBARRO, INC.

FORM 10-Q INDEX

		PAGES
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Balance Sheets (unaudited)—September 27, 2009 and December 28, 2008	3-4

	Statements of Operations (unaudited)— Nine months ended September 27, 2009 and September 28, 2008 and the quarter ended September 27, 2009 and September 28, 2008	5-6

	Statement of Shareholders’ Equity (unaudited)—Nine months ended September 27, 2009	7

	Statements of Cash Flows (unaudited)— Nine months ended September 27, 2009 and September 28, 2008	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4T.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

Part I – Financial Information

Item 1.	Consolidated Financial Statements

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(UNAUDITED)

(In thousands)

	September 27, 2009	December 28, 2008
Current assets:
Cash and cash equivalents	$13,456	$38,286
Receivables, net of allowance for doubtful accounts of $1,145 and $446 at September 27, 2009 and December 28, 2008:
Franchise	3,564	3,845
Other	2,999	3,948

	6,563	7,793

Inventories	2,588	3,083
Prepaid expenses	2,216	2,953

Total current assets	24,823	52,115

Property and equipment, net	59,889	65,640

Intangible assets:
Goodwill	194,786	201,460
Trademarks	173,100	195,000
Other intangible assets, net	19,710	23,539

Deferred financing costs, net	9,334	8,934
Other assets	1,326	1,080

Total assets	$482,968	$547,768

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands except share data)

(CONTINUED)

	September 27, 2009	December 28, 2008
Current liabilities:
Accounts payable	$6,640	$11,621
Accrued expenses	22,309	22,972
Accrued interest payable	3,340	7,291
Due to former shareholders	—	2,993
Insurance premium financing	—	1,087
Current portion of debt	—	3,958

Total current liabilities	32,289	49,922

Deferred rent	6,047	5,189
Deferred tax liability	77,323	87,238
Due to former shareholders & other	12,258	11,043
Accrued interest payable	2,008	—

Long-term debt	336,032	346,297

Commitments and contingencies
Shareholders’ equity:
Common stock
Authorized 1,000 shares; $.01 par value issued and outstanding 100 shares at September 27, 2009 and December 28, 2008	—	—
Additional paid-in capital	133,000	133,000
Additional paid-in capital warrants	6,340	—
Currency translation adjustments	172	135
Advances to MidOcean SBR Holdings	(305)	(305)
Accumulated deficit	(125,339)	(88,639)

Total shareholders’ equity	13,868	44,191
Noncontrolling interests	3,143	3,888

Total shareholders’ equity, including noncontrolling interests	17,011	48,079

Total liabilities and shareholders’ equity	$482,968	$547,768

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	For the nine months ended September 27, 2009	For the nine months ended September 28, 2008
Revenues:
Restaurant sales	$235,083	$248,379
Franchise related income	10,162	12,108

Total revenues	245,245	260,487
Costs and expenses:
Cost of food and paper products	48,117	56,983
Payroll and other employee benefits	66,047	70,860
Other operating costs	89,915	92,398
Other income, net	(2,885)	(2,785)
Depreciation and amortization	12,297	12,720
General and administrative	22,612	20,975
Goodwill & other intangible asset impairment	31,474	—
Asset impairment, restaurant closings/remodels	2,305	1,184

Total costs and expenses, net	269,882	252,335

Operating (loss) income	(24,637)	8,152

Other (expense) income:
Interest expense	(20,747)	(21,617)
Write-off of deferred financing costs	(423)	—
Interest income	33	132

Net other expense	(21,137)	(21,485)

Loss before income taxes and equity investments	(45,774)	(13,333)
Income tax benefit	(9,480)	(4,937)

Loss before equity investments	(36,294)	(8,396)
Loss from equity investments	(162)	(185)

Net loss	(36,456)	(8,581)
Less: Net income attributable to noncontrolling interests	(244)	(325)

Net loss attributable to Sbarro, Inc.	$(36,700)	$(8,906)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	For the three months ended September 27, 2009	For the three months ended September 28, 2008
Revenues:
Restaurant sales	$82,141	$87,483
Franchise related income	3,388	4,384

Total revenues	85,529	91,867
Costs and expenses:
Cost of food and paper products	16,988	20,215
Payroll and other employee benefits	23,260	24,132
Other operating costs	30,341	31,446
Other income, net	(865)	(884)
Depreciation and amortization	3,830	3,986
General and administrative	6,786	6,730
Goodwill & other intangible asset impairment	31,474	—
Asset impairment, restaurant closings/remodels	309	849

Total costs and expenses, net	112,123	86,474

Operating (loss) income	(26,594)	5,393

Other (expense) income:
Interest expense	(7,414)	(6,572)
Interest income	—	25

Net other expense	(7,414)	(6,547)

Loss before income taxes and equity investments	(34,008)	(1,154)
Income tax benefit	(9,752)	(114)

Loss before equity investments	(24,256)	(1,040)
Loss from equity investments	(54)	(57)

Net loss	(24,310)	(1,097)
Less: Net income attributable to noncontrolling interests	(211)	(77)

Net loss attributable to Sbarro, Inc.	$(24,521)	$(1,174)

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands except share data)

	Common Stock		Additional paid-in capital	Additional paid-in capital - warrants	Advances to MidOcean SBR Holdings	Accumulated Deficit	Accumulated Other Comprehensive Income (b)	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance at December 28, 2008	100	$—	$133,000	$—	$(305)	$(88,639)	$135	$3,888	$48,079
Components of comprehensive income (loss):
Net (loss) income			—	—	—	(36,700)	—	244	(36,456)
Currency translation adjustments			—	—	—	—	37	(21)	16

Comprehensive income (loss) (a)									(36,440)
Additional paid-in capital warrants			—	6,340	—	—	—	—	6,340
Capital contribution from noncontrolling interest			—	—	—	—	—	394	394
Distribution of earnings & return of capital			—	—	—	—	—	(988)	(988)
Short-term loan payment			—	—	—	—	—	(374)	(374)

Balance at September 27, 2009	100	$—	$133,000	$6,340	$(305)	$(125,339)	$172	$3,143	$17,011

(a)	The components of comprehensive income (loss) are as follows:

	Quarter ended Sept 27, 2009	Quarter ended Sept 28, 2008	Year to date Sept 28, 2008
Net loss (including noncontrolling interests)	$(24,310)	$(1,097)	$(8,581)
Currency translation adjustments	(56)	40	(4)

	(24,366)	(1,057)	(8,585)
Less: comprehensive income attributable to noncontrolling interests	160	122	352

Comprehensive income - Sbarro, Inc.	$(24,526)	$(1,179)	$(8,937)

(b)	The components of accumulated other comprehensive income are as follows:

	Sept 27, 2009	December 28, 2008
Currency translation adjustments	$191	$175
Less: noncontrolling interests - currency translation adjustments	19	40

Accumulated other comprehensive income - Sbarro, Inc.	$172	$135

See notes to unaudited consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the nine months ended September 27, 2009	For the nine months ended September 28, 2008
Operating Activities:
Net loss	$(36,456)	$(8,581)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill & other intangible asset impairment	31,474	—
Depreciation and amortization	12,297	12,720
Amortization of deferred financing costs	1,084	841
Provision for doubtful accounts receivable	916	—
Increase in deferred rent, net of tenant allowance	1,404	1,218
Asset impairment and restaurant closings/remodels	1,100	1,184
Change in deferred income taxes, net	(9,915)	(5,854)
Write-off of deferred financing costs	423	—
Equity in net loss of unconsolidated affiliates	162	185
Changes in operating assets and liabilities:
Decrease in receivables	54	158
Decrease in inventories	495	333
(Increase) decrease in prepaid expenses	(350)	191
Increase in other assets	(86)	(111)
(Decrease) increase in accounts payable, accrued expenses & other liabilities	(8,278)	4,036
Decrease in accrued interest payable	(1,941)	(4,252)

Net cash (used in) provided by operating activities	(7,617)	2,068

Investing Activities:
Purchases of property and equipment	(6,277)	(13,371)
Purchase of franchises and other locations	—	(1,261)
Investment in joint ventures	(283)	(124)

Net cash used in investing activities	(6,560)	(14,756)

Financing Activities:
Proceeds from second lien	25,000	—
Debt issue and credit amendment costs	(1,834)	—
Repayment of secured term loan and revolver	(32,958)	(1,373)
Advances to MidOcean SBR Holdings	—	(305)
Capital contribution from noncontrolling interests	394	480
Repayment of short-term loan to noncontrolling interests	(374)	(614)
Distribution of earnings to noncontrolling interests	(881)	(922)

Net cash used in financing activities	(10,653)	(2,734)

Decrease in cash and cash equivalents	(24,830)	(15,422)
Cash and cash equivalents at beginning of period	38,286	28,867

Cash and cash equivalents at end of period	$13,456	$13,445

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

MidOcean owns approximately 76% of Holdings and acquired control of the Company in the Merger. Certain of our senior managers acquired approximately 5% of the outstanding equity of Holdings in connection with the Merger, with the balance of the equity of Holdings being owned by other investors.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at September 27, 2009, and our consolidated results of operations for the three months ended September 27, 2009 and September 28, 2008 and our consolidated results of operations and cash flows for the nine months ended September 27, 2009 and September 28, 2008 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to our annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 28, 2008.

Subsequent Events

The Company evaluated subsequent events through November 12, 2009, which is the date the financial statements were issued. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to November 12, 2009 that would have a material impact on our financial statements.

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

Certain reclassifications have been made to the prior periods’ financial statements to conform to current classifications as a result of the Company’s adoption of “Non Controlling Interests in Consolidated Financial Statements” as discussed in Note 2 below.

2. Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. It is effective for fiscal years beginning after November 15, 2007. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The FASB issued this statement to exclude a prior FASB statement and its related interpretive accounting pronouncements that address leasing transactions. In October 2008, the FASB issued an additional clarification of the application of “Fair Value Measurements” in an inactive market that illustrates how an entity would determine fair value when the market for a financial asset is not active. We adopted this statement which did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued “Business Combinations,” which is effective for annual periods beginning on or after December 15, 2008. The FASB retained the fundamental requirements to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition date for value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after December 29, 2008. We evaluated this statement but we did not have any business combinations; therefore, the adoption had no impact on our consolidated financial statements.

In December 2007, the FASB issued “Noncontrolling Interests in Consolidated Financial Statements,” which is effective for fiscal years beginning on or after December 15, 2008. This requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interest of the parent company and the interest of the noncontrolling interest holder. On December 29, 2008, we adopted this statement and presented noncontrolling interests as a component of equity, a separate net income attributable to/from noncontrolling interests and a classification of distributions to/from noncontrolling interests in the consolidated financial statements. Prior period amounts have been reclassified to conform with the current presentation. The adoption of this statement did not have any other material impacts on our consolidated financial statements.

In April 2009, the FASB issued “Recognition and Presentation of Other-Than-Temporary Impairments.” This provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available-for-sale and held-to-maturity and provides some new disclosure requirements for both debt and equity securities. It is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this statement which did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly.” This provides additional guidance for estimating the fair value of assets and liabilities within the scope of “Fair Value Measurements” in markets that have experienced a significant reduction in volume and activity in relation to normal activity. It is effective for interim and annual periods ending after June 15, 2009. We adopted this statement which did not have a material effect on our consolidated financial statements.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

In April 2009, the FASB issued “Interim Disclosures About Fair Value of Financial Instruments.” This amends, “Disclosures about Fair Values of Financial Instruments,” and “Interim Financial Reporting,” and requires disclosures about fair value of financial instruments in interim financial statements. It is effective for interim periods ending after June 15, 2009. We adopted the disclosure requirements of this statement.

In May 2009, the FASB issued, “Subsequent Events.” This standard provides guidance on management’s assessment of subsequent events, which are defined as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This standard also requires disclosure of the date through which subsequent events have been evaluated and whether that is the date that the financial statements were issued or available to be issued. This standard is effective for interim or annual fiscal periods ending after June 15, 2009. We adopted this statement which did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued “Amendments to FASB Interpretation No. 46(R).” This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. We are evaluating the impact that this statement will have on our consolidated financial results.

In June 2009, FASB issued “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces “The Hierarchy of Generally Accepted Accounting Principles,” and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”): authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

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

On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of the Term Loan by entering into a new Second Lien Facility (defined and discussed below), permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, permanently replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million, and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and, after such goal is obtained, then a maximum of $2.0 million of such fees may be paid each year. In the first quarter of 2009, we wrote off $.4 million of deferred financing costs related to the prepayment of the Term Loan. On June 1, 2009, we repaid $4.0 million of the Revolving Facility. There were $3.6 million of letters of credit outstanding as of September 27, 2009. The letters of credit were issued instead of cash security deposits under our operating leases or to guarantee construction costs of our locations, and for run-out claims under our medical plan. As a result, as of September 27, 2009, our remaining borrowing availability under the Senior Credit Facilities was $5.4 million.

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

Borrowings under the Second Lien Facility bear interest at 15% per annum payable quarterly in arrears. The Second Lien Facility requires no principal payments until maturity. Interest is payable quarterly as follows: (i) prior to the third anniversary, interest is only payable in kind; and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00. Interest accrued on the Second Lien Facility as of September 27, 2009 was approximately $2.0 million.

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

4. Intangibles (in thousands):

Goodwill

We have two reporting units (Company-owned and Franchise) for the purposes of evaluating goodwill for impairment. The carrying value of goodwill was allocated to each of our reporting units based upon the fair value of the reporting units at the date of the Merger.

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or circumstances that would more likely than not reduce the carrying amount of a reporting unit below its fair value. The Company last performed its annual test for impairment as of December 27, 2008 and was scheduled to do so again in the fourth quarter of 2009. However, with the continuing economic downturn affecting our five year financial forecasts, management believed that there were circumstances evident to warrant impairment testing as of September 27, 2009.

Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, Step 2 must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

Consistent with previous tests, we considered the results of both an income approach and a market approach in determining the fair value of the reporting units.

For the income approach we assumed that the current economic downturn would continue domestically in 2010 with slight improvements in the second half of the year, followed by growth in future years consistent with our growth prior to the recent downturn in the economy. Internationally, we assumed the continued downturn in the economy in 2010 followed by growth in future years consistent with our growth prior to the recent downturn in the economy.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

We applied gross margin assumptions consistent with the Company’s current trends and used a 5.3% growth factor. Discounting the projected cash flows at 15.0% we determined a fair value for the reporting units.

We calculated the fair value of the reporting units’ equity using a market approach based on option pricing principles. This method estimates the fair value of the reporting unit’s equity using inputs such as current debt, future expected interest payments over the term, expected volatility and risk-free rate. For purposes of our analysis, we used a three year term with an expected volatility of 40.0% and risk-free rate of 1.5%. Volatility assumptions were based on published estimates of the Company’s industry peer group.

The Company considered each alternative in determining fair value of the reporting units, and in doing so concluded that given the current environment, the market-based equity pricing model (market approach) was most appropriate. This resulted in full impairment of goodwill in the amount of $6.7 million for the franchise reporting segment. No goodwill impairment was recorded for the Company-owned reporting segment as its fair value exceeded its carrying value by 38%.

Had the volatility assumption in the market approach been at a point below 35%, Step 2 testing would have been performed on the Company-owned reporting segment and it is likely that an impairment of goodwill would have been necessary.

The following table presents goodwill balances of the two reporting units and the activity for the periods shown:

	Company-owned	Franchise
December 30, 2007	$196,087	$15,149
Adjustments, net of store acquisitions	(1,301)	—
Impairment	—	(8,475)

December 28, 2008	194,786	6,674
Impairment	—	(6,674)

September 27, 2009	$194,786	$—

Other Intangibles

In connection with the impairment testing of the Company’s goodwill, impairment testing was also performed on our trademarks and other indefinite lived intangible assets. We completed this test to determine any impairment value on trademarks, franchise relationships and franchise rights acquired by using the income approach which projects the present value of future cash flows attributable to these assets using the Relief from Royalty method.

The following table presents trademark, franchise rights acquired, franchise relationships and franchise agreements, net and the activity for the periods shown:

	Trademark	Franchise Relationships	Franchise Rights Acquired	Franchise Agreements, net
December 30, 2007	$248,000	$24,300	$1,351	$6,345
Amortization	—	—	—	(1,457)
Impairment	(53,000)	(7,000)	—	—

December 28, 2008	$195,000	$17,300	$1,351	$4,888
Amortization	—	—	—	(929)
Impairment	(21,900)	(2,900)	—	—

September 27, 2009	$173,100	$14,400	$1,351	$3,959

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

For purposes of establishing inputs for the fair value calculations described above related to indefinite lived intangible assets, we assumed that the current economic downturn would continue domestically through 2010 with slight improvements in the second half of 2010, followed by growth in future years consistent with our growth prior to the recent downturn in the economy. Internationally, we assumed the continued downturn in the economy in 2010 followed by growth in future years consistent with our growth prior to the recent downturn in the economy.

We applied gross margin assumptions consistent with the Company’s current trends and used a 4.4% growth factor. Discounting the projected cash flows of these indefinite lived intangible assets at 14.5%, a rate similar to that used in the Company’s goodwill impairment tests, we determined a value of $173.1 million for our trademarks and $14.4 million for our franchise relationships at September 27, 2009. Accordingly, we impaired $21.9 million of trademark and $2.9 million for franchise relationships intangibles at September 27, 2009. The fair value of the franchise rights acquired exceeded their carrying value. If the terminal growth rate used in the fair value calculation for trademarks and franchise relationships intangibles was decreased by 1%, the impairment charge would have increased by $10.3 million and $1.0 million, respectively. If the discount rate used in the fair value calculation for trademarks and franchise relationships was increased by 1%, the impairment charges would have increased by $16.0 million and $1.5 million, respectively.

Franchise agreements are definite lived assets and amortized over the life of the agreements. Amortization expense of $.9 and $1.1 million was recorded in the nine months ended September 27, 2009 and September 28, 2008, respectively. At September 27, 2009 and September 28, 2008 accumulated amortization was $4.0 million and $2.7 million, respectively.

Franchise Rights Acquired

During 2007, we purchased 9 stores in Utah and Hawaii owned by two franchisees. The total purchase price was $4.0 million of which $2.6 million was allocated to fixed assets and $1.4 million was allocated to franchise rights.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the indefinite lived asset impairment testing during the nine months ended September 27, 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue, margin growth rates, or net cash flows are not achieved, we may be required to record additional impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

5. Income Taxes:

We provide for income taxes using the liability method. Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes as determined under enacted tax laws and rates. The effect of changes in tax laws or rates is accounted for in the period of enactment.

We adopted the provisions of FASB Interpretation “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB 109.” This interpretation prescribes a recognition threshold and a related measurement model. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The adoption of the provisions of this did not have a material impact on our consolidated financial statements and we do not expect the change to have a significant impact on our results of operations or financial position during the next twelve months.

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

Based on these considerations and the uncertainty surrounding the future economic climate, management believes that it is more likely than not that our net operating loss carryforward, foreign tax credit carryforward, and other deferred tax assets will not be realized. In the first nine months of 2009, we recorded an addition to our valuation allowance against these deferred tax assets of $5.6 million. The balance of the valuation allowance as of September 27, 2009 was $40.6 million.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

6. Fair Value Measurement

Current accounting guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

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

In addition, the guidance requires disclosures about the use of fair value to measure assets and liabilities to enable the assessment of inputs used to develop fair value measures, and for unobservable inputs to determine the effects of the measurements on earnings.

The fair values of cash and cash equivalents, accounts receivables-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. Based on the quoted market price and trades, the estimated fair value of our Senior Notes as of September 27, 2009 approximated $119 million. Fair value of the Senior Credit Facility was obtained from an independent source of composite bid prices from multiple dealers (level 2 input) and approximated $141 million as of September 27, 2009.

Fair value of the Second Lien was obtained from an independent source based on broker quotes, as well as consideration of peer group credit spread analysis and was determined to be $23.2 million at September 27, 2009.

The fair values of goodwill and intangible assets were determined using level 3 inputs. The level 3 fair values were determined using both the market approach and the income approach (discounted cash flow). The market approach determined the fair value using an options valuation model. This model estimated the fair value of the Company’s equity using inputs such as current debt, future expected interest payments over the term, expected volatility and risk-free rate. The fair value of certain intangibles was determined under the discounted cash flow approach. In doing so, the Company determined fair value based on estimated future cash flows discounted at a rate commensurate with the Company’s risk characteristics. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. We assumed that the current economic downturn would continue domestically in 2010 with slight improvements in the second half of the year, followed by growth in future years consistent with our growth prior to the recent downturn in the economy. Internationally, we assumed the continued downturn in the economy through 2010 followed by growth in future years consistent with our growth prior to the recent downturn in the economy. This is discussed further in Note 4—Intangibles to our Consolidated Financial Statements.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

7. Business Segment Information:

We operate our business through two segments. Our company-owned restaurant segment is comprised of the operating activities of our company-owned quick service restaurants (“QSR”) and other concept restaurants. Our franchise restaurant segment is comprised of our franchised restaurants which offer opportunities worldwide for qualified operators to conduct business under the Sbarro name and other trade names owned by Sbarro. Revenue from our franchised restaurant segment is generated from initial franchise fees, ongoing royalties and other franchising revenue. We do not allocate indirect corporate charges to our operating segments. Such costs are managed on an entity-wide basis, and the information to reasonably allocate such costs is not readily available. We do not allocate assets by segment because our chief operating decision makers do not review the assets by segment to assess performance, as the assets are managed on an entity-wide basis. Our operating segments are discussed in Note 1—Summary of Significant Accounting Policies and Note 13—Business Segment Information to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 28, 2008.

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments:

	Company- Owned Restaurants	Franchised Restaurants	Totals
	(In thousands)
3rd Quarter 2009
Total revenue	$82,141	$3,388	$85,529

Operating (loss) income before unallocated costs	(23,195)	2,150	(21,045)

Unallocated costs and expenses (1)			5,549

Operating loss			$(26,594)

3rd Quarter 2008
Total revenue	$87,483	$4,384	$91,867

Operating income before unallocated costs	7,741	3,389	11,130

Unallocated costs and expenses (1)			5,737

Operating income			$5,393

YTD 3rd Quarter 2009
Total revenue	$235,083	$10,162	$245,245

Operating (loss) income before unallocated costs	(11,936)	6,277	(5,659)

Unallocated costs and expenses (1)			18,978

Operating loss			$(24,637)

YTD 3rd Quarter 2008
Total revenue	$248,379	$12,108	$260,487

Operating income before unallocated costs	17,024	8,729	25,753

Unallocated costs and expenses (1)			17,601

Operating income			$8,152

(1)	Represents certain general and administrative expenses that are not allocated by segment.

Geographic Information

The Company recorded revenues of $239 million and $6 million and $253 million and $7 million in the United States and all other foreign countries in the first nine months of 2009 and 2008, respectively, and $83 million and $2 million and $89 million and $3 million in the United States and all other foreign countries in the third quarter of 2009 and 2008, respectively.

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

The following condensed consolidating financial information presents:

(1)

Condensed unaudited consolidating balance sheets as of September 27, 2009 and December 28, 2008 and unaudited statements of operations for the three months ended September 27, 2009 and September 28, 2008 and our unaudited statement of operations and cash flows for the nine months ended September 27, 2009 and September 28, 2008 for: (a) Sbarro, (“the Parent”), (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group, and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate the Parent with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the Parent on the equity method.

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet

As of September 27, 2009

ASSETS

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:

Cash and cash equivalents	$11,806	$1,446	$204	$—	$13,456
Receivables
Franchise	3,564	—	—	—	3,564
Other	2,668	252	79	—	2,999

	6,232	252	79	—	6,563
Inventories	1,030	1,449	109	—	2,588
Prepaid expenses	1,689	461	66	—	2,216

Total current assets	20,757	3,608	458	—	24,823

Intercompany receivables	(33,808)	35,805	(1,848)	(149)	—

Investment in subsidiaries	66,854	—	1,240	(68,094)	—

Property and equipment, net	20,316	38,393	1,410	(230)	59,889
Goodwill	194,786	—	—	—	194,786
Trademarks	173,100	—	—	—	173,100
Other intangible assets, net	19,710	—	—	—	19,710
Deferred financing costs, net	9,334	—	—	—	9,334
Other assets	1,514	186	523	(897)	1,326

Total assets	$472,563	$77,992	$1,783	$(69,370)	$482,968

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Balance Sheet

As of September 27, 2009

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$6,345	$153	$142	$—	$6,640
Accrued expenses	20,046	2,255	731	(723)	22,309
Accrued interest payable	3,340	—	—	—	3,340

Total current liabilities	29,731	2,408	873	(723)	32,289

Deferred rent	256	5,791	—	—	6,047
Deferred tax liability	77,323	—	—	—	77,323
Due to former shareholders & other	12,636	(378)	—	—	12,258
Accrued interest payable	2,008	—	—	—	2,008
Long-term debt	336,032	—	—	—	336,032

Shareholders’ equity:
Common stock, $.01 par value, 1000 shares authorized, 100 issued & outstanding	—	—	372	(372)	—
Additional paid-in capital	133,000	68,302	1,902	(70,204)	133,000
Additional paid-in capital warrants	6,340	—	—	—	6,340
Currency translation adjustments	172	—	252	(252)	172
Advances to MidOcean SBR Holdings	(305)	—	—	—	(305)
(Accumulated deficit) retained earnings	(125,339)	77	(1,616)	1,539	(125,339)

Total shareholders’ equity	13,868	68,379	910	(69,289)	13,868
Noncontrolling interest	709	1,792	—	642	3,143

Total shareholders’ equity, including noncontrolling interests	14,577	70,171	910	(68,647)	17,011

Total liabilities and shareholders’ equity	$472,563	$77,992	$1,783	$(69,370)	$482,968

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

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations

For the nine months ended September 27, 2009

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$99,855	$133,785	$1,443	$—	$235,083
Franchise related income	10,162	—	—	—	10,162

Total revenues	110,017	133,785	1,443	—	245,245

Costs and expenses:
Cost of food and paper products	23,887	23,773	457	—	48,117
Payroll and other employee benefits	26,705	38,770	572	—	66,047
Other operating costs	38,166	50,748	1,001	—	89,915
Other income, net	(270)	(2,510)	(105)	—	(2,885)
Depreciation and amortization	5,723	6,516	58	—	12,297
General and administrative	22,588	5	19	—	22,612
Asset impairment, restaurant closings	1,232	1,073	—	—	2,305
Goodwill & other intangible asset impairment	31,474	—	—	—	31,474
Intercompany charges	(13,979)	13,893	86	—	—

Total costs and expenses, net	135,526	132,268	2,088	—	269,882

Operating (loss) income	(25,509)	1,517	(645)	—	(24,637)

Other (expense) income:
Interest expense	(20,747)	—	—	—	(20,747)
Write-off of deferred financing costs	(423)	—	—	—	(423)
Interest income	33	—	—	—	33

Net other (expense) income	(21,137)	—	—	—	(21,137)

Equity in loss of subsidiaries	396	—	—	(396)	—

(Loss) income before income taxes and equity investments	(46,250)	1,517	(645)	(396)	(45,774)
Income tax benefit	(9,480)	—	—	—	(9,480)

(Loss) income before equity investments	(36,770)	1,517	(645)	(396)	(36,294)
Loss from equity investments	—	—	(162)	—	(162)

Net (loss) income	(36,770)	1,517	(807)	(396)	(36,456)
Net loss (income) attributable to noncontrolling interests	70	(583)	269	—	(244)

Net (loss) income attributable to Sbarro, Inc.	$(36,700)	$934	$(538)	$(396)	$(36,700)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations

For the nine months ended September 28, 2008

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$107,306	$139,456	$1,617	$—	$248,379
Franchise related income	12,108	—	—	—	12,108

Total revenues	119,414	139,456	1,617	—	260,487

Costs and expenses:
Cost of food and paper products	26,708	29,732	543	—	56,983
Payroll and other employee benefits	29,012	41,302	546	—	70,860
Other operating costs	39,407	51,954	1,037	—	92,398
Other income, net	(620)	(2,119)	(46)	—	(2,785)
Depreciation and amortization	6,339	6,311	70	—	12,720
General and administrative	20,975	—	—	—	20,975
Asset impairment, restaurant closings	—	1,184	—	—	1,184
Intercompany charges	(15,495)	15,376	119	—	—

Total costs and expenses, net	106,326	143,740	2,269	—	252,335

Operating income (loss)	13,088	(4,284)	(652)	—	8,152

Other (expense) income:
Interest expense	(21,581)	(1)	(35)	—	(21,617)
Interest income	130	2	—	—	132

Net other (expense) income	(21,451)	1	(35)	—	(21,485)

Equity in loss of subsidiaries	(5,288)	—	—	5,288	—

Loss before income taxes and equity investments	(13,651)	(4,283)	(687)	5,288	(13,333)
Income tax benefit	(4,815)	—	(122)	—	(4,937)

Loss before equity investments	(8,836)	(4,283)	(565)	5,288	(8,396)
Loss from equity investments	—	—	(185)	—	(185)

Net loss	(8,836)	(4,283)	(750)	5,288	(8,581)
Net (income) loss attributable to noncontrolling interests	(70)	(514)	259	—	(325)

Net loss attributable to Sbarro, Inc.	$(8,906)	$(4,797)	$(491)	$5,288	$(8,906)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations

For the three months ended September 27, 2009

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$35,431	$46,084	$626	$—	$82,141
Franchise related income	3,388	—	—	—	3,388

Total revenues	38,819	46,084	626	—	85,529

Costs and expenses:
Cost of food and paper products	8,556	8,256	176	—	16,988
Payroll and other employee benefits	9,485	13,560	215	—	23,260
Other operating costs	12,975	17,000	366	—	30,341
Other income, net	(48)	(806)	(11)	—	(865)
Depreciation and amortization	1,945	1,860	25	—	3,830
General and administrative	6,763	4	19	—	6,786
Asset impairment, restaurant closings	(1,766)	1,753	13	—	—
Goodwill & other intangible asset impairment	31,474	—	—	—	31,474
Intercompany charges	199	110	—	—	309

Total costs and expenses, net	69,583	41,737	803	—	112,123

Operating (loss) income	(30,764)	4,347	(177)	—	(26,594)

Other (expense) income:
Interest expense	(7,414)	—	—	—	(7,414)
Interest income	—	—	—	—	—

Net other (expense) income	(7,414)	—	—	—	(7,414)

Equity in loss of subsidiaries	3,802	—	—	(3,802)	—

(Loss) income before income taxes and equity investments	(34,376)	4,347	(177)	(3,802)	(34,008)
Income tax benefit	(9,752)	—	—	—	(9,752)

(Loss) income before equity investments	(24,624)	4,347	(177)	(3,802)	(24,256)
Loss from equity investments	—	—	(54)	—	(54)

Net (loss) income	(24,624)	4,347	(231)	(3,802)	(24,310)
Net loss (income) attributable to noncontrolling interests	103	(393)	79	—	(211)

Net (loss) income attributable to Sbarro, Inc.	$(24,521)	$3,954	$(152)	$(3,802)	$(24,521)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations

For the three months ended September 28, 2008

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$38,413	$48,537	$533	$—	$87,483
Franchise related income	4,384	—	—	—	4,384

Total revenues	42,797	48,537	533	—	91,867

Costs and expenses:
Cost of food and paper products	9,433	10,614	168	—	20,215
Payroll and other employee benefits	9,905	14,066	161	—	24,132
Other operating costs	13,476	18,087	(117)	—	31,446
Other income, net	(57)	(825)	(2)	—	(884)
Depreciation and amortization	2,044	1,962	(20)	—	3,986
General and administrative	6,730	—	—	—	6,730
Asset impairment, restaurant closings	—	849	—	—	849
Intercompany charges	(3,778)	3,747	31	—	—

Total costs and expenses, net	37,753	48,500	221	—	86,474

Operating income	5,044	37	312	—	5,393

Other (expense) income:
Interest expense	(6,563)	—	(9)	—	(6,572)
Interest income	25	—	—	—	25

Net other (expense) income	(6,538)	—	(9)	—	(6,547)

Equity in loss of subsidiaries	251	—	—	(251)	—

(Loss) income before income taxes and equity investments	(1,243)	37	303	(251)	(1,154)
Income tax benefit	8	—	(122)	—	(114)

(Loss) income before equity investments	(1,251)	37	425	(251)	(1,040)
Loss from equity investments	—	—	(57)	—	(57)

Net (loss) income	(1,251)	37	368	(251)	(1,097)
Net loss (income) attributable to noncontrolling interests	77	259	(413)	—	(77)

Net (loss) income attributable to Sbarro, Inc.	$(1,174)	$296	$(45)	$(251)	$(1,174)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows

For the nine months ended September 27, 2009

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(36,770)	$1,517	$(807)	$(396)	$(36,456)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Goodwill & other intangible asset impairment	31,474	—	—	—	31,474
Depreciation and amortization	5,723	6,516	58	—	12,297
Amortization of deferred financing costs	1,084	—	—	—	1,084
Provision for doubtful accounts receivable	916	—	—	—	916
Increase in deferred rent, net of tenant allowance	510	883	11	—	1,404
Asset impairment, restaurant closings/remodels	817	283	—	—	1,100
Change in deferred income taxes, net	(9,915)	—	—	—	(9,915)
Equity in net loss of unconsolidated affiliates	—	—	162	—	162
Write-off of deferred financing costs	423	—	—	—	423

Changes in operating assets and liabilities:
(Increase) decrease in receivables	(189)	251	363	(371)	54
Decrease in inventories	213	271	11	—	495
(Increase) decrease in prepaid expenses	(726)	129	247	—	(350)
Increase in other assets	(86)	—	—	—	(86)
(Decrease) increase in accounts payable and accrued expenses	(7,747)	(580)	698	(649)	(8,278)
Decrease in accrued interest payable	(1,941)	—	—	—	(1,941)

Net cash (used in) provided by operating activities	(16,214)	9,270	743	(1,416)	(7,617)

Investing Activities:
Purchases of property and equipment	(1,378)	(4,424)	(475)	—	(6,277)
Investment in joint ventures	(283)	—	—	—	(283)

Net cash used in investing activities	(1,661)	(4,424)	(475)	—	(6,560)

Financing Activities:
Proceeds from second lien	25,000	—	—	—	25,000
Repayment of secured term loan and revolver	(32,958)	—	—	—	(32,958)
Debt issue and credit amendment costs	(1,834)	—	—	—	(1,834)
Capital contribution from noncontrolling interests	—	—	394	—	394
Repayment of short-term loan to noncontrolling interests	—	—	(374)	—	(374)
Distribution of earnings to noncontrolling interests	(881)	—	—	—	(881)
Intercompany balances	6,105	(6,868)	(653)	1,416	—

Net cash used in financing activities	(4,568)	(6,868)	(633)	1,416	(10,653)

Decrease in cash and cash equivalents	(22,443)	(2,022)	(365)	—	(24,830)

Cash and cash equivalents at beginning of period	34,249	3,468	569	—	38,286

Cash and cash equivalents at end of period	$11,806	$1,446	$204	$—	$13,456

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows

For the nine months ended September 28, 2008

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(8,836)	$(4,283)	$(750)	$5,288	$(8,581)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,339	6,311	70	—	12,720
Amortization of deferred financing costs	841	—	—	—	841
Increase in deferred rent, net of tenant allowance	1,112	106	—	—	1,218
Asset impairment, restaurant closings/remodels	—	1,184	—	—	1,184
Change in deferred income tax, net	(5,854)	—	—	—	(5,854)
Equity in net loss of unconsolidated affiliates	—	—	185	—	185
Equity in loss of subsidiaries	5,288	—	—	(5,288)	—
Changes in operating assets and liabilities:
Decrease (increase) in receivables	588	27	(457)	—	158
Decrease in inventories	164	152	17	—	333
Decrease in prepaid expenses	168	16	7	—	191
Increase in other assets	(25)	(86)	—	—	(111)
Increase (decrease) in accounts payable and accrued expenses	4,370	(1,135)	1,475	(674)	4,036
Decrease in accrued interest payable	(4,252)	—	—	—	(4,252)

Net cash (used in) provided by operating activities	(97)	2,292	547	(674)	2,068

Investing Activities:
Purchases of property and equipment	(3,694)	(9,677)	—	—	(13,371)
Purchases of other locations	—	(1,261)	—	—	(1,261)
Investment in joint ventures	(124)	—	—	—	(124)

Net cash used in investing activities	(3,818)	(10,938)	—	—	(14,756)

Financing Activities:
Repayment of secured term loan	(1,373)	—	—	—	(1,373)
Advances to MidOcean SBR Holding	(305)	—	—	—	(305)
Capital contribution from noncontrolling interests	—	—	480	—	480
Repayment of short-term loan to noncontrolling interests	—	—	(614)	—	(614)
Distribution of earnings to noncontrolling interests	(922)	—	—	—	(922)
Intercompany balances	(7,959)	7,412	(127)	674	—

Net cash (used in) provided by financing activities	(10,559)	7,412	(261)	674	(2,734)

(Decrease) increase in cash and cash equivalents	(14,474)	(1,234)	286	—	(15,422)

Cash and cash equivalents at beginning of period	25,693	2,893	281	—	28,867

Cash and cash equivalents at end of period	$11,219	$1,659	$567	$—	$13,445

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make statements in this Quarterly Report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar words often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements. None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors. These risks, uncertainties and other factors include, but are not limited to:

•	general economic, inflation, national security, weather and business conditions;

•	decrease in mall traffic, and other events arising from the downturn in the economy;

•	the availability of suitable restaurant sites in appropriate regional shopping malls and other locations on reasonable rental terms;

•	changes in consumer tastes;

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

Executive Overview

For the purposes of management’s discussion and analysis, the year to date third quarter of 2009 is the thirty nine weeks ended September 27, 2009 and the year to date third quarter of 2008 is the thirty nine weeks ended September 28, 2008 and the third quarter of 2009 is the thirteen weeks ended September 27, 2009 and the third quarter of 2008 is the thirteen weeks ended September 28, 2008.

We are the world’s leading Italian QSR concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 1,056 units in 42 countries, with 485 company-owned units, 554 franchised units and 17 joint venture units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

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

Our Restaurant Expansion

The following table summarizes the number of company-owned, franchised, and joint venture restaurants in operation during each indicated period:

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Company-owned Sbarro restaurants:
Open at beginning of period	485	509	509	506
Opened during period	2	3	7	11
Acquired from franchisees during period	—	1	—	2
Closed during period	(2)	(3)	(31)	(9)

Open at end of period	485	510	485	510

Franchised Sbarro restaurants:
Open at beginning of period	560	546	566	524
Opened during period	13	22	49	70
Transferred to Sbarro during period	—	(1)	—	(2)
Closed during period	(19)	(16)	(61)	(41)

Open at end of period	554	551	554	551

Joint venture Sbarro restaurants:
Open at beginning of period	17	9	16	7
Opened during period	—	5	1	7

Open at end of period	17	14	17	14

All restaurants:
Open at beginning of period	1,062	1,064	1,091	1,037
Opened during period	15	30	57	88
Closed during period	(21)	(19)	(92)	(50)

Open at end of period	1,056	1,075	1,056	1,075

Seasonality

Revenues are highest in our fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Our annual revenues and earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year’s Day.

Goodwill and Other Intangible Assets

Management typically performs its required annual test for impairment on goodwill and evaluates the impairment of long-lived assets in the fourth quarter. However, the Company performed its impairment test for goodwill and other intangible assets in the third quarter 2009 as circumstances existed that served as a triggering event outside of the quarter that the annual goodwill impairment assessment is traditionally performed. This resulted in impairment charges to goodwill of $6.7 and intangible assets of $24.8 million. Given the uncertainty as to the length of the current economic condition and the timing and degree of recovery, it is reasonably possible that impairment charges may occur in future periods.

Noncontrolling Interests

We present noncontrolling interests in the equity section of our consolidated balance sheets, as a separate net income attributable to noncontrolling interests in our consolidated statement of operations, and as a distribution to/from noncontrolling interests in the consolidated statements of cash flows.

Summary Financial Information (dollars in millions)

	Three months ended September 27, 2009	Three months ended September 28, 2008	Nine months ended September 27, 2009	Nine months ended September 28, 2008
Comparable sales percentage change vs. prior comparable period (1):
QSR-owned locations	-5.2%	-1.0%	-5.0%	-0.4%
Franchise locations:
Domestic Franchise	-7.1%	-2.0%	-5.4%	-1.2%
International Franchise (2)	-27.3%	15.5%	-25.9%	20.1%
Cost of food and paper products as a percentage of restaurant sales	20.7%	23.1%	20.5%	22.9%
Payroll and other benefits as a percentage of restaurant sales	28.3%	27.6%	28.1%	28.5%
Other operating expense as a percentage of restaurant sales	36.9%	35.9%	38.2%	37.2%
General and administrative costs as a percentage of revenues	7.9%	7.3%	9.2%	8.1%
EBITDA (3) (4)	$(23.0)	$9.2	$(13.2)	$20.4

(1)	Comparable and annual percentage changes are based on locations that were open during the entire period within the periods presented.
(2)

The majority of the decline in the 2009 International comparable Franchise sales related to the increase in the value of the U.S. dollar. Without consideration for foreign currency fluctuations, the international comparable franchise sales would have been -13% for the third quarter 2009 and -9% for the year-to-date ended September 27, 2009.

(3)

EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with GAAP or as a measure of a company’s profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts of, and investors in, our Senior Notes in that the Senior Credit Facilities and the Second Lien Facility each contain a minimum EBITDA covenant. EBITDA, as calculated under our bank credit agreement, includes certain additional adjustments which are included in our Senior Credit Facility amendment. We also use EBITDA internally to determine whether to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

(4)

Included in the calculation of EBITDA in the third quarter 2009 is goodwill and intangible asset impairment charges of $31.5 million. This is discussed in further detail under Note 4 – Intangible Assets to our Consolidated Financial Statements included in this report. Included in the calculation of EBITDA for the first nine months of 2009 is $.4 million related to the write-off of deferred financing costs, $.4 million of professional fees related to the prepayment and amendment to the Senior Credit Facilities and the goodwill and intangible asset impairment charges booked in the third quarter.

For each of the periods, the following table reconciles EBITDA to our net loss for each of the periods presented, which we believe is the most direct comparable GAAP financial measure to EBITDA (dollars in thousands):

	Three months ended September 27, 2009	Three months ended September 28, 2008	Nine months ended September 27, 2009	Nine months ended September 28, 2008
EBITDA	$(23,029)	$9,245	$(13,169)	$20,362
Interest Expense	(7,414)	(6,572)	(20,747)	(21,617)
Interest Income	—	25	33	132
Income Tax Benefit	9,752	114	9,480	4,937
Depreciation and Amortization	(3,830)	(3,986)	(12,297)	(12,720)

Net Loss Attributable to Sbarro, Inc.	$(24,521)	$(1,174)	$(36,700)	$(8,906)

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments:

	Company- Owned Restaurants	Franchised Restaurants	Totals
	(In thousands)
3rd Quarter 2009
Total revenue	$82,141	$3,388	$85,529

Operating (loss) income before unallocated costs	(23,195)	2,150	(21,045)

Unallocated costs and expenses (1)			5,549

Operating loss			$(26,594)

3rd Quarter 2008
Total revenue	$87,483	$4,384	$91,867

Operating income before unallocated costs	7,741	3,389	11,130

Unallocated costs and expenses (1)			5,737

Operating income			$5,393

YTD 3rd Quarter 2009
Total revenue	$235,083	$10,162	$245,245

Operating (loss) income before unallocated costs	(11,936)	6,277	(5,659)

Unallocated costs and expenses (1)			18,978

Operating loss			$(24,637)

YTD 3rd Quarter 2008
Total revenue	$248,379	$12,108	$260,487

Operating income before unallocated costs	17,024	8,729	25,753

Unallocated costs and expenses (1)			17,601

Operating income			$8,152

(1)	Represents certain general and administrative expenses that are not allocated by segment.

Third Quarter 2009 versus Third Quarter 2008

Sales by QSR and consolidated other concept restaurants were $82.1 million for the third quarter of 2009 compared to $87.5 million for the third quarter of 2008. The decrease in sales is due to a decrease in comparable unit sales of 5.2% in our QSR restaurants and lost sales from stores strategically closed of $3.7 million, partially offset by sales generated by new stores opened in 2009 and 2008 of $2.5 million. The decrease in comparable unit sales primarily reflects continued reduced mall traffic throughout the United States as a result of the current economic environment.

Franchise related revenues were $3.4 million for the third quarter of 2009 compared to $4.4 million for the third quarter of 2008. The decrease is due to a decline in royalties on international and domestic comparable unit sales of which more than half of the decline is related to the strengthening of the U.S. dollar.

Cost of food and paper products as a percentage of restaurant sales decreased to 20.7% for the third quarter of 2009 as compared to 23.1% for the third quarter of 2008. The cost of cheese in the third quarter of 2009 averaged $1.43 per pound compared to an average of $2.26 per pound in the third quarter of 2008. This $.83 per pound decrease in cheese costs accounted for $1.3 million or 1.6% of restaurant sales. The cost of flour in the third quarter of 2009 averaged $.31 per pound compared to $.47 per pound for the third quarter of 2008. This $.16 per pound decrease accounted for $.5 million or .6% of restaurant sales.

Payroll and other employee benefits as a percentage of restaurant sales increased to 28.3% in the third quarter of 2009 from 27.6% in the third quarter of 2008 due to the lower sales volume.

Other operating costs decreased to $30.3 million in the third quarter of 2009 compared to $31.4 million in the third quarter of 2008. As a percentage of restaurant sales, operating costs increased to 36.9% in the third quarter of 2009 as compared to 35.9% in the third quarter of 2008 due to lower sales in 2009.

Other income, net totaled $.9 million in both the third quarter of 2009 and 2008.

Depreciation and amortization decreased slightly to $3.8 million in the third quarter of 2009 compared to $4.0 million in the third quarter of 2008.

General and administrative expenses increased slightly to $6.8 million in the third quarter of 2009 as compared to $6.7 million in the third quarter of 2008. The increase was primarily related to an increase to the provision for doubtful accounts in the third quarter of 2009.

Goodwill and other intangible asset impairment totaled $31.5 million for the third quarter 2009. There were no goodwill or intangible asset impairment charges in the third quarter 2008. This is discussed further in Note 4 – Intangibles to our Consolidated Financial Statements included in this report.

Asset impairment, restaurant closing and remodeling costs were $.3 million in the third quarter of 2009 compared to $.8 million in the third quarter of 2008. This decrease is due to fewer stores being remodeled in 2009.

Interest expense of $7.4 million for the third quarter of 2009 and $6.6 million for the third quarter of 2008 relates primarily to the Senior Notes and the Term Loans under our Senior Credit and Second Lien Facilities. Included in interest expense in the third quarter of 2009 and the third quarter of 2008 was the amortization of deferred financing costs for the Senior Notes, Term Loan and Second Lien Facility for 2009 of $.3 million and $.3 million, respectively. The increase in interest expense is related to interest on the Second Lien Facility partially offset by lower principal outstanding on the Senior Credit Facility in the third quarter of 2009 as compared to the third quarter of 2008.

The income tax benefit was $9.8 million for the third quarter of 2009 and our effective tax rate was 28.7%. During the third quarter of 2009, we recorded a $1.0 million increase to the valuation allowance on our deferred tax assets increasing the valuation allowance to $40.6 million as of September 27, 2009. The income tax benefit was $.1 million for the third quarter of 2008 and our effective tax rate was 9.9%.

Equity in net loss/income of unconsolidated affiliates relates to our joint venture in Beirut.

Net income attributable to noncontrolling interests relates to our joint ventures in India and certain partnerships.

Net loss attributable to Sbarro, Inc. was $24.5 million for the third quarter of 2009 as compared to a net loss of $1.2 million for the third quarter of 2008. Included in the third quarter of 2009 net loss was goodwill and other intangible asset impairment of $31.5 million offset by an income tax benefit of $9.8 million. Without impairment charges and taxes, the net loss would have been $2.5 million and $1.2 million in the third quarter 2009 and 2008, respectively. This increase in net loss was primarily the result of increased interest expense, a decrease in comparable unit and franchise sales, partially offset by the reduction in commodity costs and cost savings initiatives.

Year to Date 2009 versus 2008

Sales by QSR and consolidated other concept restaurants were $235.1 million for the first nine months of 2009 compared to $248.4 million for the first nine months of 2008. The decrease in sales is due to a decrease in comparable unit sales of 5% in our QSR restaurants, lost sales from stores strategically closed of $9.6 million, partially offset by sales generated by new stores opened in 2009 and 2008 of $8.0 million. The decrease in comparable unit sales primarily reflects reduced mall traffic throughout the United States as a result of the current economic environment.

Franchise related revenues were $10.2 million for the first nine months of 2009 compared to $12.1 million for the first nine months of 2008. The decrease is due to a decline in royalties on international and domestic comparable unit sales of which more than half of the decline is related to the strengthening of the U.S. dollar.

Cost of food and paper products as a percentage of restaurant sales decreased to 20.5% for the first nine months of 2009 as compared to 22.9% for the first nine months of 2008. The cost of cheese in the first nine months of 2009 averaged $1.38 per pound compared to an average of $2.18 per pound in the first nine months of 2008. This $.80 per pound decrease in cheese costs accounted for $3.7 million or 1.6% of restaurant sales. The cost of flour in the first nine months of 2009 averaged $.30 per pound compared to $.43 per pound for the first nine months of 2008. This $.13 per pound decrease accounted for $1.2 million or .5% of restaurant sales.

Payroll and other employee benefits as a percentage of restaurant sales decreased to 28.1% in the first nine months of 2009 from 28.5% in the first nine months of 2008. The decrease is due to cost control initiatives implemented in 2009.

Other operating costs were $89.9 million in the first nine months of 2009 compared to $92.4 million in the first nine months of 2008. As a percentage of restaurant sales, other operating costs increased to 38.2% in the first nine months of 2009 as compared to 37.2% in the first nine months of 2008 due to lower sales in 2009.

Other income, increased slightly to $2.9 million in the first nine months of 2009 from $2.8 million in the first nine months of 2008.

Depreciation and amortization decreased to $12.3 million in the first nine months of 2009 compared to $12.7 million for the first nine months of 2008 due to underperforming stores closed in the beginning of 2009.

General and administrative expenses were $22.6 million in the first nine months of 2009 as compared to $21.0 million in the first nine months of 2008. The increase was primarily related to severance costs, fees related to the amendment to the Senior Credit Facilities and an increase to the provision for doubtful accounts, partially offset by cost control initiatives implemented in 2009.

Goodwill and other intangible asset impairment totaled $31.5 million, respectively for the first nine months of 2009. There were no goodwill or intangible asset impairment charges for the first nine months of 2008. This is discussed further in Note 4—Intangibles to our Consolidated Financial Statements included in this report.

Asset impairment, restaurant closing and remodeling costs were $2.3 million in the first nine months of 2009 compared to $1.2 million in the first nine months of 2008. The $1.1 million increase is primarily due to stores strategically closed.

Interest expense of $20.7 million for the first nine months of 2009 and $21.6 million for the first nine months of 2008 relates primarily to the Senior Notes and the Term Loans under our Senior Credit Facilities. Included in interest expense in the first nine months of 2009 and the first nine months of 2008 was the amortization of deferred financing costs for the Senior Notes, Term Loan and Second Lien Facility for 2009 of $1.0 million and $.8 million, respectively. The decrease in interest expense is related to lower principal outstanding and lower interest rates on the Senior Credit Facility in the first nine months of 2009 as compared to the first nine months of 2008 partially offset by interest on the Second Lien Facility.

Write-off of deferred financing costs of $.4 million in the first nine months of 2009 related to prepayment of the Senior Credit Facility.

The income tax benefit was $9.5 million for the first nine months of 2009 and our effective tax rate was 20.7%. During the first nine months of 2009, we recorded a $5.6 million increase to the valuation allowance on our deferred tax assets increasing the valuation allowance to $40.6 million as of September 27, 2009. The income tax benefit was $4.9 million for the first nine months of 2008 and our effective tax rate was 35.7%.

Equity in net loss of unconsolidated affiliates relates to our joint venture in Beirut.

Net income attributable to noncontrolling interests relates to our joint ventures in India and certain partnerships.

Net loss attributable to Sbarro, Inc. was $36.7 million for the first nine months of 2009 as compared to a net loss of $8.9 million for the first nine months of 2008. Included in the first nine months of 2009 net loss was goodwill and other intangible asset impairment of $31.5 million offset by an income tax benefit of $9.5 million. Without impairment charges and taxes, the net loss would have been $14.3 million and $13.3 million in the first nine months of 2009 and 2008, respectively. This increase in net loss was primarily the result of a decrease in comparable unit and franchise sales, partially offset by the reduction in commodity costs and cost savings initiatives.

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

The amended Senior Credit Facilities require us to prepay outstanding borrowings, subject to certain exceptions, with (a) 75% of our annual excess cash flow; (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) if we do not commit to reinvest such proceeds in accordance with the terms of the Senior Credit Facilities within 365 days of the event giving rise thereto (or, to the extent we have entered into a commitment to reinvest such proceeds within such time period to the extent such amounts are actually reinvested, within six months of the expiration of such 365 days); and (c) 100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Senior Credit Facilities. We invested approximately $.3 million in joint ventures in the first nine months of 2009. We repaid $7.5 million of the Revolving Facility. We repaid $.5 million in principal per the terms of our Term Loan. We prepaid $25.0 million of the Term Loan from the proceeds of the Second Lien Facility which satisfies our quarterly obligation for further principal amortization payments on our Senior Credit Facilities. We are not required to make principal payments, absent the occurrence of certain events, on our Senior Notes until they mature in 2015. We believe that aggregate capital expenditures for all of 2009 will approximate $9.0 million which we expect will be funded with operating cash. Based upon our current level of operations, we believe our cash flows generated from operations along with our cash on hand and borrowings available under our Revolving Facility ($5.4 million) will be sufficient for us to meet our debt service requirements and fund working capital and capital expenditures for at least the next twelve months. If necessary, we may adjust the rate of capital expenditures, acquisitions, or the timing and magnitude of other controllable expenditures to meet such requirements.

Contractual Obligations

The following table presents our contractual obligations as of September 27, 2009:

Dollars in millions	2009	2010	2011	2012	2013	Thereafter	Total
10.375% senior notes (1)	$—	$—	$—	$—	$—	$150.0	$150.0
Senior credit facility	—	—	—	—	12.5	154.8	167.3
Second lien facility	—	—	—	—	—	25.5	25.5
Estimated interest on long-term debt (2)	2.7	25.3	26.2	43.8	31.2	20.1	149.3
Letters of credit (3)	3.6	—	—	—	—	—	3.6
Operating leases (4)	20.9	78.5	73.1	68.4	63.6	192.9	497.4
Due to former shareholders and other (5)	—	.4	.4	2.5	5.0	3.9	12.2

	$27.2	$104.2	$99.7	$114.7	$112.3	$547.2	$1,005.3

(1)	There are no principal repayment obligations under the Senior Notes until 2015.

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

On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of the Term Loan by entering into a new Second Lien Facility (defined and discussed below), permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, permanently replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million, and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s annual EBITDA is at least $55.0 million and, after such goal is obtained, then a maximum of $2.0 million of such fees may be paid each year. In the first quarter of 2009, we recorded a $.4 million write-off of deferred financing costs related to the prepayment of the Term Loan. On June 1, 2009, we repaid $4.0 million of the Revolving Facility. There were $3.6 million of letters of credit outstanding as of September 27, 2009. The letters of credit were issued instead of cash security deposits under our operating leases or to guarantee construction costs of our locations, and for run-out claims under our medical plan. The credit agreement allows for a maximum amount of letters of credit of $10.0 million outstanding at a time. After consideration of our outstanding Letter of Credit, as of September 27, 2009, our remaining borrowing availability under the Senior Credit Facilities was $5.4 million.

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

Borrowings under the Second Lien Facility bear interest at 15% per annum payable quarterly in arrears. The Second Lien Facility requires no principal payments until maturity. Interest is payable quarterly as follows: (i) prior to the third anniversary, interest is only payable in kind; and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00. Interest accrued on the Second Lien Facility as of September 27, 2009 was approximately $2.0 million.

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

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital at the end of the first nine months of 2009 and 2008 and the sources and uses of our cash flows during the first nine months of each of those years (in millions):

	Nine Months Ended September 27, 2009	Nine Months Ended September 28, 2008
Liquidity at the end of period
Cash and cash equivalents	$13.5	$13.4
Working capital	(7.5)	(15.5)

Net cash flows
(Used in) provided by operating activities	$(7.6)	$2.1
Used in investing activities	(6.6)	(14.8)
Used in financing activities	(10.6)	(2.7)

Net decrease in cash	$(24.8)	$(15.4)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations or our line of credit. Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance such items. As a result, like many other restaurant businesses, we may operate with negative working capital. Working capital decreased by $9.7 million during the first nine months of 2009 as compared to working capital at the end of 2008 due to our new store openings, capital expenditures and debt issue costs related to the amendment to the Senior Credit Facility. Cash flow from current operations and our line of credit supports our working capital needs.

Net cash used in operating activities was $7.6 million during the nine months ended September 27, 2009 as compared to $2.1 million provided by operating activities for the nine months ended September 28, 2008. The increase in net cash used in the nine months ended September 27, 2009 is mainly due to a $10.5 million net change in operating assets and liabilities, due primarily to the timing of payment of our current operating liabilities.

Net cash used in investing activities was $6.6 million for the nine months ended September 27, 2009. Net cash used in investing activities was $14.8 million for the nine months ended September 28, 2008. Net cash used in the nine months ended September 27, 2009 and September 28, 2008 was mostly related to capital expenditures utilized primarily for restaurant openings and renovation activity.

Net cash used in financing activities was $10.6 million for the nine months ended September 27, 2009. This net cash used primarily represents repayment of the Term Loan and Revolving Facility and debt issue costs and payment of fees related to the amendment to the Senior Credit Facilities, net of the proceeds of the Second Lien Facility. The cash used in financing activities was $2.7 million for the nine months ended September 28, 2008 and was for principal payments on our Term Loan and distributions to noncontrolling interests.

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

During the nine months ended September 27, 2009, there were no changes in the accounting policies whose application may have a significant effect on our reported results of financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position from those discussed under the heading “Critical Accounting Policies and Judgments” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 28, 2008.

Recent Accounting Pronouncements

Refer to Note 2 to the Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Certain Relationships and Related Transactions

During the first nine months of 2009, there were no related party transactions other than those discussed under the heading “Certain Relationships and Related Transactions” in Part II, Item 13 of our Annual Report on Form 10-K for the year ended December 28, 2008.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings included in our Annual Report on Form 10-K for the year ended December 28, 2008 in Note 8 to the Notes to the Consolidated Financial Statements have not materially changed except as noted in subsequent quarterly filings on Form 10-Q.

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

SBARRO, INC.

Registrant

Date: November 12, 2009	By:	/s/ Peter Beaudrault
Peter Beaudrault,
Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 12, 2009	By:	/s/ Carolyn M. Spatafora
Carolyn M. Spatafora
Senior Vice President of Finance Principal Financial and Accounting Officer

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of Sbarro, Inc. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-142081)

*3.2	Amended and Restated Bylaws of Sbarro, Inc. (Exhibit 3.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.1	Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and the Bank of New York, as trustee. (Exhibit 4.1 to our Registration Statement on Form S-4, File No. 333-142081)

*4.2	Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers. (Exhibit 4.2 to our Registration Statement on Form S-4, File No. 333-142081)

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.02	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the document indicated.
**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.