Form 10-K
period 2009-12-27
SBARRO INC
filed 2010-03-26
CIK 766004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2009.

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐     Non-accelerated filer  ☒    Accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant’s common stock is not publicly-held or publicly traded.

The number of shares of Common Stock of the registrant outstanding as of March 26, 2010 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K (this “Report”). Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 1A, “Risk Factors” and the “Executive Overview” section and other portions of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those discussed in Item 1A of this Report under the heading “Risk Factors,” as well as elsewhere in this Report as set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, which could cause actual results to differ materially from our expectations.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	Business

Unless otherwise noted, references to “Sbarro,” “the Company,” “we,” “our” or “us” refer to Sbarro, Inc. and its direct and indirect subsidiaries. Unless otherwise noted, all restaurant data are as of and for the year ended December 27, 2009. As a result of the Merger, which we discuss below, we are required to present our results for 2007 as two separate periods. Our Predecessor financial period refers to the period from January 1, 2007 through January 30, 2007 which was prior to consummation of the Merger. Our Successor financial period refers to the period from January 31, 2007 through December 27, 2009 following consummation of the Merger.

Our Company

We are the world’s leading Italian quick service restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 1,056 restaurants in 41 countries, with 484 company-owned units, 555 franchised units and 17 joint venture units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

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

Our Restaurants

Our family-oriented restaurants offer cafeteria and buffet-style quick service designed to minimize customer waiting time. Sbarro’s diverse menu of authentic Italian food offers our customers a compelling alternative to traditional fast food. All of our entrees are prepared fresh daily according to special recipes developed by the Company. We serve generous portions of quality Italian food at attractive prices. Our average check price is approximately $8.09 and entree selections generally range in price from $4.99 to $7.99. Pizza, which is sold predominantly by the slice and accounts for approximately 60% of restaurant sales, is sold for approximately $3.20 a slice.

Our restaurants are generally open seven days a week serving lunch, dinner and, in a limited number of locations, breakfast, with hours conforming to those of the major department stores or other large retailers in the mall or trade area in which they are located. Typically, our mall restaurants are open to serve customers 10 to 12 hours a day, except on Sunday, when mall hours may be more limited. Our sales are highest in the fourth quarter due to increased traffic in shopping malls during the holiday shopping season.

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

Our company-owned restaurants are all located in North America in 46 states in the United States, the District of Columbia and Canada and are comprised of 408 “food court” restaurants, 69 “in-line” restaurants and 7 “full service” restaurants. Food court restaurants are primarily located in areas designated by the location’s landlord exclusively for restaurant use and share a common dining area provided by the landlord. These restaurants generally occupy between 500 and 1,000 square feet, contain only kitchen and service areas, have a more limited menu and employ 6 to 30 persons, including part-time personnel. In-line restaurants, which are self-contained restaurants, usually occupy between 1,500 and 3,000 square feet, seat approximately 60 to 120 people and employ 10 to 40 persons, including part-time personnel. Our franchisees operate 555 restaurants, of which 280 are in 9 countries in North America and 275 are located in 30 countries outside North America. Our franchisees’ restaurants are located primarily in shopping malls and other high-pedestrian-traffic areas.

We operate in two segments, our company-owned restaurant segment and our franchised restaurant segment. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR’s and other concept restaurants (owned and joint ventures). Our franchised restaurant segment is comprised of our franchised restaurant operations which offer opportunities worldwide for qualified operators to conduct business under the Sbarro name and other trade names owned by Sbarro. Our operating segments are discussed in Note 1 - Summary of Significant Accounting Policies and Note 13 - Business Segment and Geographic Information to our Consolidated Financial Statements included in this Report. For information regarding revenues from our operations in the United States and foreign countries, see Note 13 - Business Segment and Geographic Information to our Consolidated Financial Statements included in this Report.

Our Restaurant Expansion

The following table summarizes the number of company-owned, franchised and joint venture restaurants in operation during each of the years from 2005 through 2009:

	2009	2008	2007	2006	2005
	(Successor)	(Successor)	(Combined)	(Predecessor)	(Predecessor)
Company-owned Sbarro restaurants:
Open at beginning of period	509	506	485	502	518
Opened during period	10	16	20	6	7
Acquired from (transferred to) franchisees	1	2	13	5	(1)
Closed during period	(36)	(15)	(12)	(28)	(22)

Open at end of period	484	509	506	485	502

Franchised Sbarro restaurants:
Open at beginning of period	566	524	478	437	407
Opened during period	67	92	81	79	48
(Transferred to) acquired from Sbarro during period	(1)	(2)	(13)	(5)	1
Closed during period	(77)	(48)	(22)	(33)	(19)

Open at end of period	555	566	524	478	437

Joint venture Sbarro restaurants:
Open at beginning of period	16	7	—	—	—
Opened during period	1	9	7	—	—
Closed during period	—	—	—	—	—

Open at end of period	17	16	7	—	—

All restaurants:
Open at beginning of period	1,091	1,037	963	939	925
Opened during period	78	117	108	85	55
Closed during period	(113)	(63)	(34)	(61)	(41)

Open at end of period	1,056	1,091	1,037	963	939

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

As of December 27, 2009, we employed 36 Directors of Operations, each of whom is typically responsible for the operations of 10 to 20 company-owned restaurants. Directors of Operations recruit and supervise the managerial staff of all company-owned restaurants and report to one of the six Vice Presidents of Operations. The Vice Presidents of Operations coordinate the activities of the Directors of Operations and report to our President and Chief Executive Officer.

Our Franchised Restaurants

Growth in franchised restaurants occurs through the opening of new QSR restaurants by new and existing franchisees. Over the last few years, we have significantly reorganized and refocused our franchise operations. We currently employ a team of 9 experienced franchise professionals, who oversee both franchise development and franchise operations.

As of December 27, 2009, we have 280 franchised restaurants in 38 states in the United States, Puerto Rico and the District of Columbia and in 8 other countries in North America. The majority of our domestic franchised units are operated by food service companies who manage food courts in high-pedestrian-traffic areas such as airports, universities and travel plazas. Our strategy is to continue to partner with these institutional food service companies to drive our growth in such locations.

As of December 27, 2009, we have 275 international franchised restaurants in 30 countries outside of North America. We intend to significantly increase our international presence in a targeted number of countries by entering into significant development agreements with experienced restaurant operators. We currently have commitments for approximately 3,100 new restaurants with experienced restaurant operators in countries such as Brazil, Japan, Turkey and Russia.

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

Employees

As of December 27, 2009, we employed approximately 5,300 persons, of whom approximately 3,500 were full-time field and restaurant personnel, approximately 1,600 were part-time restaurant personnel, 73 were corporate personnel, 9 were franchise field management, and 44 were QSR field senior management. None of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory.

Suppliers

Substantially all of the food ingredients, beverages and related restaurant supplies used by our domestic restaurants are purchased from a national independent wholesale food distributor which is required to adhere to established product specifications for all food products sold to our restaurants. Breads, pastries, produce, fresh dairy and certain meat products are purchased locally by each restaurant. Soft drink mixes are purchased from major beverage producers under national contracts and distributed by our national independent distributor. Our current contractual arrangement, which expires in 2013, requires our company-owned restaurants to purchase 95% of all of their food ingredients that are not purchased locally through the distributor. The majority of spending on the products used in our restaurants is for proprietary products and we are involved in negotiating their cost with the manufacturers. We believe that there are other distributors who would be able to service our needs and that satisfactory alternative sources of supply are generally available for all items regularly used in our restaurants.

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

Governmental Regulation

We are subject to various federal, state and local laws affecting our businesses, as are our franchisees. Each of our restaurants and those owned by our franchisees and our joint ventures are subject to a variety of licensing and governmental regulatory provisions relating to quality of food, sanitation, building, health, safety and, in certain cases, licensing of the sale of alcoholic beverages. Difficulties in obtaining, or the failure to obtain, required licenses or approvals can delay or prevent the opening of a new restaurant in any particular area. Our operations and those of our franchisees and joint ventures are also subject to federal laws, such as minimum wage laws, the Fair Labor Standards Act and the Immigration Reform and Control Act of 1986. They are also subject to state laws governing such matters as wages, working conditions, employment of minors, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level.

We are also subject to Federal Trade Commission (“FTC”) regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws require us to furnish to prospective franchisees a franchise offering circular containing prescribed information. We are currently registered to offer and sell franchises, or are exempt from registering, in all states in which we operate franchised restaurants that have registration requirements or may provide the Company an exemption from registration. A number of states in which we may franchise, require registration of a franchise offering circular or a filing with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time which provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise.

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

The address of our Internet site is http://www.sbarro.com. Information posted on our website is not part of this Annual Report on Form 10-K. We will provide to those who request them, as soon as reasonably practical after we deliver them to the trustee of our Senior Notes, (defined below), free of charge, a reasonable number of copies of our periodic reports, upon written request to our Chief Financial Officer at our corporate headquarters, 401 Broadhollow Road, Melville, New York 11747-4714.

Item 1A.	Risk Factors

You should carefully consider the following risks along with the other information contained in this Report. All of the following risks could materially or adversely affect our business, financial condition or results of operations. In addition to the risks below, other risks and uncertainties not known to us or that we currently consider immaterial may also materially or adversely affect our business operations, financial condition and financial results.

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

Deterioration in general economic conditions and declines in consumer spending can negatively affect our business.

Our business is susceptible to adverse changes in domestic and global economic conditions, which could make it difficult and uncertain for us to forecast operating results. In particular, our business is sensitive to consumer spending patterns and preferences. Market and general economic conditions including general business conditions, interest rates, taxation, the availability of consumer credit and consumer confidence in future economic conditions affect the level of discretionary spending on the products we and our franchisees offer. Any unfavorable occurrences in these economic conditions may adversely affect our growth, sales and profitability. For instance, many of our company-owned stores and our franchisees’ stores are located in shopping malls, particularly in the United States. Our stores derive revenue, in part, from the high volume of traffic in these malls. As a result of deteriorating economic conditions, the inability of mall “anchor” tenants and other area attractions to generate consumer traffic around our stores or the decline in popularity of malls as shopping destinations could reduce our revenue depending on sales volume. Additionally, continuing weakness in the residential real estate and mortgage markets, volatility in commodity and fuel costs, difficulties in the financial sector and credit markets, and other factors affecting consumer spending could cause reduced sales of our products and make it more difficult for us to execute our growth strategy. Our 2010 projections assume an improvement in general economic conditions and include the achievement of a 1% increase in year over year comparative same store sales. Failure to achieve positive year over year comparative same store sales could increase the risk of noncompliance with our bank EBITDA covenant. See Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources.

The success of our growth strategy will depend, in part, upon our ability to expand our franchise operations and joint ventures.

The success of our franchise operations and joint ventures are dependent upon our ability to:

•	locate and attract new franchisees, joint venture opportunities and area developers;

•	maintain and enhance the “Sbarro” brand;

•	maintain satisfactory relations with our franchisees and partners who may, in certain instances, have interests adverse to our interests;

•	monitor and audit the reports and payments received from franchisees and/or partners; and

•	comply with applicable rules and regulations, as well as applicable laws in the foreign countries in which we seek and have, franchises, joint ventures and area development arrangements.

With respect to foreign franchisees and joint ventures, we are also at risk with respect to:

•	restrictions that may be imposed upon the transfer of funds from those countries;

•	the political and economic stability of the country; and

•	the country’s relationship with the United States.

Credit market effect on our franchise operations.

Credit markets may adversely impact the ability of our franchisees to obtain financing to remodel or construct and open new restaurants, which may hinder our ability to achieve our franchise revenues and growth strategy. The credit markets continue to experience instability, resulting in declining real estate values, credit and liquidity concerns and increased loan default rates. Many lenders have subsequently reduced their willingness to make new loans and have tightened their credit requirements.

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

Further, limitations under the indenture governing the Senior Notes, our Senior Credit Facilities (defined below) and our Second Lien Facility (defined below) restrict the amount of investment we may make, which may limit certain of our growth efforts.

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

Increases in labor and occupancy costs could impact our profitability.

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

We use one national independent wholesale food distributor, under an agreement expiring in 2013, to purchase and deliver most of the food ingredients used to prepare the foods we serve, other than breads, pastries, produce, fresh dairy and certain meat products which are purchased locally for each restaurant. The distributor also purchases and delivers to us, on a national basis, restaurant supplies and certain other items that we use. The majority of spending on the products used in our restaurants is for proprietary products and we are involved in negotiating their cost with the manufacturers. While we are dependent upon this one national independent distributor, we believe that there are other distributors who would be able to service our needs. However, there can be no assurance that we will be able to replace our distributor with others on comparable terms or without disruptions to the flow of our food products and other supplies to our systems.

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

Regulations of the Federal Trade Commission (the “FTC”) and various state laws regulating the offer and sale of franchises require us to furnish to prospective franchisees a franchise offering circular containing prescribed information. We are currently registered to offer and sell franchises in eight states and are currently exempt from the franchise registration requirements in six states based upon “large franchisor” exemptions. Additionally, we meet the disclosure filing requirements in one state. The states in which we are registered, and a number of states in which we may franchise, require registration of a franchise offering circular or a filing with state authorities. State franchise examiners have discretion to disapprove franchise registration applications based on a number of factors. There can be no assurance that we will be able to continue to comply with these regulations.

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

Declines in our financial performance could result in additional intangible asset impairment charges in future periods.

U.S. generally accepted accounting principles require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, certain intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair value estimates are based primarily on discounted cash flows based on five-year forecasts of financial results that incorporate assumptions as to same-store sales trends, future development plans and brand-enhancing initiatives, among other things. During 2009, we recorded impairment charges of $6.7 million, $21.9 million and $2.9 million to reduce the carrying value of goodwill, trademarks and franchise relationships, respectively, to their estimated fair value at December 27, 2009. Significant underachievement of forecasted results could further reduce the estimated fair value of these assets, requiring non-cash impairment charges to further reduce the carrying value of these assets. See Note 11 - Provision for asset impairment and restaurant closings/remodels for non-intangible asset impairment charges.

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

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the development and protection of our trademarks and proprietary rights. However, the actions taken by us may be inadequate to prevent infringement or other unauthorized use of our trademarks and other proprietary rights by others, which may thereby dilute our trademarks in the marketplace and/or diminish the value of such proprietary rights. We may also be unable to prevent others from claiming infringement or other unauthorized use of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks and other proprietary rights. Our rights to our trademarks may in some cases be subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to both the date of our registration and our first use of such trademarks in the relevant territory. We cannot assure you that third parties will not assert claims against our trademarks and other proprietary rights or that we will be able to successfully resolve such claims which could result in our inability to use certain trademarks or other proprietary rights in certain jurisdictions or in connection with certain goods or services. Future actions by third parties may diminish the strength of our trademarks or other proprietary rights, injure the goodwill associated with our business and decrease our competitive strength and performance. We could also incur substantial costs to defend or pursue legal actions relating to the use of our trademarks and other proprietary rights, which could have a material adverse impact on our business, results of operation or financial condition.

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

We are controlled by MidOcean and its interests as an equity holder may conflict with our interests.

As a result of the Merger, MidOcean, our equity sponsor, indirectly owns a majority of our common stock. Through its ownership, our equity sponsor will be able to, among other things, elect a majority of the members of our board of directors, appoint new management, amend our certificate of incorporation and approve mergers or sales of substantially all of our assets. The interests of our equity sponsor might conflict with or differ from our interests. For example, the concentration of ownership held by MidOcean could delay, defer or prevent a change of control of the Company or impede a merger, takeover or other business combination, which the Company may otherwise view favorably. MidOcean is also free to pursue acquisition opportunities independent of us that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the Senior Notes and our other financial obligations.

We have a significant amount of indebtedness. As of December 27, 2009 and March 26, 2010, we had total indebtedness of $342.8 million. See Note 7 – Long-term debt to our Consolidated Financial Statements. Our substantial indebtedness could have important consequences to holders of our Senior Notes. For example, it could:

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

We and our subsidiaries may be able to incur additional indebtedness in the future. The terms of the indenture governing the Senior Notes, the Senior Credit Facilities and the Second Lien Facility do not fully prohibit us or our subsidiaries from doing so. See Note 7 – Long-term debt to our Consolidated Financial Statements. As of March 26, 2010, we have $5.4 million of availability under the Senior Credit Facilities. Any borrowings under the Senior Credit Facilities and Second Lien Facility are effectively senior to the Senior Notes to the extent of the value of the assets securing the Senior Credit Facilities and Second Lien Facility. If new debt is added to our and/or our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our restaurants are located in both urban and suburban areas and are either food court or in-line (self-contained) restaurants. Food court restaurants are primarily located in areas designated by the location’s landlord exclusively for restaurant use and share a common dining area provided by the landlord. These restaurants generally occupy between 500 and 1,000 square feet and contain only kitchen and service areas. Our in-line locations usually occupy between 1,500 and 3,000 square feet, seat approximately 60 to 120 people and employ 10 to 40 persons, including part-time personnel. We have 408 food court restaurants, 69 in-line restaurants and 7 full service restaurants. All of our restaurants are in leased facilities. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses. In addition, some of our restaurant leases have percentage rents generally ranging from 8% to 10% of net restaurant sales in excess of stipulated amounts. Our leases generally have terms of ten years. Leases to which we were a party at December 27, 2009 have initial terms expiring as follows:

Years Initial Lease Terms Expire	Number of Company- owned Restaurants(1)	Number of Franchise/ Joint Venture/ Other Restaurants
2010	45	3
2011	58	0
2012	48	1
2013	55	4
2014	41	2
Thereafter	237	20

	484	30

(1)

Includes 10 restaurants under month-to-month arrangements and 13 restaurants as to which we pay only percentage rent based on the level of net restaurant sales, the leases for which are generally for a one year period.

We lease space for our corporate headquarters in Melville, New York. The lease expires in January 2017.

The following table summarizes the number and locations of our company-owned and franchised restaurants in North America as of December 27, 2009:

Location	Number of Company- Owned Restaurants	Number of Franchised Restaurants	Total Number of Restaurants
Alabama	7	0	7
Arizona	8	3	11
Arkansas	5	1	6
California	53	19	72
Colorado	6	1	7
Connecticut	9	5	14
Delaware	2	1	3
District of Columbia	2	4	6
Florida	45	16	61
Georgia	15	4	19
Hawaii	3	0	3
Illinois	16	17	33
Indiana	2	4	6
Iowa	5	1	6
Kansas	4	0	4
Kentucky	7	6	13
Louisiana	7	0	7
Maine	2	1	3
Maryland	14	5	19
Massachusetts	8	10	18
Michigan	19	3	22
Minnesota	9	10	19
Mississippi	3	1	4
Missouri	7	5	12
Nebraska	3	2	5
Nevada	15	4	19
New Hampshire	2	0	2
New Jersey	10	14	24
New Mexico	4	0	4
New York	43	26	69
North Carolina	13	5	18
North Dakota	0	1	1
Ohio	22	13	35
Oklahoma	4	3	7
Oregon	6	1	7
Pennsylvania	18	14	32
Rhode Island	2	1	3
South Carolina	6	2	8
Tennesee	8	4	12
Texas	16	7	23
Utah	6	2	8
Vermont	2	0	2
Virginia	18	10	28
Washington	13	2	15
West Virginia	2	2	4
Wisconsin	10	0	10
Wyoming	1	0	1
Bahamas	0	3	3
Canada	2	10	12
Dominican Republic	0	4	4
El Salvador	0	2	2
Guatemala	0	3	3
Mexico	0	15	15
Nicaragua	0	2	2
Panama	0	1	1
Puerto Rico	0	10	10

Total	484	280	764

Item 3.	Legal Proceedings

In September 2008, an action was commenced against the Company and other non-related parties for an undisclosed amount, in the United States District Court in Nevada, by a franchisee in connection with a franchise location he purchased in Las Vegas, NV from a prior franchisee. The franchisee claims the Company representatives misled him by overstating sales and projected sales and understating expenses. This action is in the process of being settled with no liability due from the Company. No accruals have been recorded in the Company’s financial statements at December 27, 2009.

In November 2008, an action was commenced by partners in a joint venture against the Company for an undisclosed amount, in the Supreme Court of New York in Suffolk County. The joint venture operated two locations. Sbarro, as a result of the joint venture partners failure to meet a capital call, diluted their interest in the partnership so that they no longer had any rights, entitlement or interest therein. The Company intends to defend its rights under this action and the outcome is uncertain. No accruals have been recorded in the Company’s financial statements at December 27, 2009.

In March 2008, the Company became a party to a purported class action lawsuit, in the Superior Court of the State of California for the County of Los Angeles, alleging that the Company violated regulations related to meal breaks, rest breaks and payroll related matters. The Company has reached a settlement agreement, pending final court approval, in an amount we believe will be approximately $550,000, which was accrued for in the Company’s financial statements at December 27, 2009.

In addition to the above complaints, from time to time, we are a party to claims and legal proceedings in the ordinary course of business. In our opinion, the results of such claims and legal proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market For Registrant’s Common Equity And Related Shareholder Matters and Issuer Purchases of Equity Securities

We did not pay any dividends in 2009 or 2008.

The Senior Credit Facilities, the Second Lien Facility and the indenture governing our Senior Notes impose restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may deem relevant. For a discussion of our cash resources and needs, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We have no compensation plans that authorize the issuance of our stock to employees or non-employees. There have been no sales or repurchases of our equity securities during the past fiscal year.

There is no established public trading market for our common stock. As of March 26, 2010, all of our outstanding common stock was held by our parent, Sbarro Holdings, LLC.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and our Consolidated Financial Statements and the related notes included in Item 8 of this Report. As a result of the Merger, we are required to present our results under U.S. generally accepted accounting principles: (“GAAP”) for 2007 as two separate periods. Our Predecessor financial period refers to the period from January 1, 2007 through January 30, 2007 prior to consummation of the Merger. Our Successor financial period refers to the period from January 31, 2007 through December 27, 2009 following consummation of the Merger. The combined results of our Predecessor and Successor financial periods for the year ended December 30, 2007 does not comply with GAAP; however, we believe that this provides useful information to assess the relative performance of the business in all periods presented in the financial statements on an ongoing basis.

Fiscal Year (1)

(in thousands)

	2009	2008	1/31/07-12/30/07	1/1/07-1/30/07	2007	2006	2005
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)	(Predecessor)
Income Statement Data:
Revenues:
Restaurant sales	$324,401	$343,323	$319,342	$23,594	$342,936	$333,538	$329,187
Franchise related income	14,884	15,841	14,543	993	15,536	14,193	12,410
Real estate	—	—	—	323	323	2,072	2,546

Total revenues	339,285	359,164	333,885	24,910	358,795	349,803	344,143
Costs and expenses:
Cost of food and paper products	66,305	77,675	66,036	4,308	70,344	64,331	66,519
Payroll and other employee benefits	89,310	95,540	85,563	6,762	92,325	88,611	89,351
Other operating costs	120,815	124,404	107,332	8,770	116,102	111,818	113,063
Other income, net (2)	(3,903)	(4,498)	(2,860)	(497)	(3,357)	(4,553)	(4,551)
Depreciation and amortization	16,616	17,094	17,349	1,272	18,621	16,561	16,635
General and administrative	31,100	29,449	23,842	2,843	26,685	32,296	27,438
Special event bonuses (3)	—	—	—	31,395	31,395	—	—
Goodwill & other intangible asset impairment (4)	31,474	68,475	—	—	—	—	—
Asset impairment, restaurant closings/remodels	5,415	3,814	1,358	74	1,432	883	859

Total costs and expenses, net	357,132	411,953	298,620	54,927	353,547	309,947	309,314

Operating (loss) income	(17,847)	(52,789)	35,265	(30,017)	5,248	39,856	34,829

Other (expense) income:
Interest expense	(28,240)	(28,408)	(28,879)	(2,570)	(31,449)	(30,783)	(30,680)
Write-off of deferred financing costs	(423)	—	—	—	—	—	—
Interest income	34	171	485	108	593	2,733	1,277

Net other expense	(28,629)	(28,237)	(28,394)	(2,462)	(30,856)	(28,050)	(29,403)

(Loss) income before income taxes and equity investments	(46,476)	(81,026)	6,871	(32,479)	(25,608)	11,806	5,426
Income tax (benefit) expense	(9,349)	9,353	2,048	44	2,092	644	1,693

(Loss) income before equity investments	(37,127)	(90,379)	4,823	(32,523)	(27,700)	11,162	3,733

(Loss) income from equity investments	(213)	(243)	—	12	12	573	(236)

Net (loss) income	(37,340)	(90,622)	4,823	(32,511)	(27,688)	11,735	3,497
Less: net loss (income) attributable to non controlling interests	141	(646)	(2,194)	(69)	(2,263)	(1,877)	(2,146)

Net (loss) income attributable to Sbarro, Inc.	$(37,199)	$(91,268)	$2,629	$(32,580)	$(29,951)	$9,858	$1,351

Fiscal Year (1)

(in thousands)

	2009	2008	1/31/07-12/30/07	1/1/07-1/30/07	2007	2006	2005
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)	(Predecessor)
Other Financial and Restaurant Data:
Franchised Sales (5)	$312,701	$371,998	$317,542	$22,799	$340,341	$294,920	$272,190
Capital Expenditures	$8,808	$17,632	$16,327	$1,691	$18,018	$16,350	$11,708
Number of restaurants at end of period:
Company-owned	484	509	506		506	485	502
Joint venture	17	16	7		7	—	—
Franchised	555	566	524		524	478	437

Total number of restaurants	1,056	1,091	1,037		1,037	963	939

Bank credit agreement EBITDA (6)	$44,740	$43,704	$55,381	$2,776	$58,157
Balance Sheet Data (at end of period):
Total Assets	$490,423	$547,768	$636,478		$636,478	$405,086	$390,969
Working Capital	$(2,904)	$2,193	$(4,615)		$(4,615)	$60,460	$40,649
Total long-term obligation	$336,095	$346,297	$330,255		$330,255	$268,694	$268,530

(1)	Our fiscal year ends on a Sunday in December, which for 2009 occurred on December 27. All years presented contain 52 weeks. Fiscal year 2010 will contain 53 weeks.

(2)	Other income, net includes rebates we received based on franchisees’ levels of purchases.

(3)	In connection with the Merger, special event bonuses were paid to certain members of management and non-employee directors on the closing date.

(4)

In 2009, we recognized goodwill and intangible asset impairment charges of $6.7 million and $24.8 million, respectively. This transaction is discussed in further detail under Note 3 – Intangible Assets included in this Report. In 2008, we recognized goodwill and intangible asset impairment charges of $8.5 million and $60.0 million, respectively.

(5)

While we do not record franchised sales as revenues, we believe they are important in understanding our financial performance because these sales are the basis on which the Company calculates and records franchised royalties and are indicative of the financial health of the franchisee base.

(6)

Bank credit agreement EBITDA includes certain adjustments to EBITDA as disclosed in our Senior Credit Facility Amendment. EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with GAAP or as a measure of a company’s profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our Senior Notes in that the Senior Credit Facilities and the Second Lien Facility each contain a minimum EBITDA covenant. We also internally use EBITDA to determine whether or not to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

For each of the periods shown, the following table reconciles our net (loss) income to EBITDA and bank credit agreement EBITDA for each of the period. We believe net (loss) income is the most direct comparable GAAP financial measure to EBITDA and bank credit agreement EBITDA, (dollars in thousands):

	2009	2008	1/31/07-12/30/07	1/1/07-1/30/07	2007	2006	2005
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)	(Predecessor)
Net (loss) income attributable to Sbarro, Inc.	$(37,199)	$(91,268)	$2,629	$(32,580)	$(29,951)	$9,858	$1,351
Interest Expense	28,240	28,408	28,879	2,570	31,449	30,783	30,680
Interest Income	(34)	(171)	(485)	(108)	(593)	(2,733)	(1,277)
Income Tax (Benefit) Expense	(9,349)	9,353	2,048	44	2,092	644	1,693
Depreciation and Amortization	16,616	17,094	17,349	1,272	18,621	16,561	16,635

EBITDA attributable to Sbarro, Inc.	$(1,726)	$(36,584)	$50,420	$(28,802)	$21,618	$55,113	$49,082

Goodwill & other intangible asset impairment (4)	31,474	68,475	—	—	—

EBITDA attributable to Sbarro, Inc. exclusive of goodwill & other intangible asset impairment	$29,748	$31,891	$50,420	$(28,802)	$21,618

Adjustments:
Special event bonuses (3)	—	—	—	31,395	31,395
Non-cash charges, litigation charges and non-recurring income, net	6,002	5,358	3,012	(22)	2,990
Professional fees expensed for credit amendment, management fees and related expenses	1,596	1,502	928		928
Restructuring related expenses, store closing costs and severance	5,605	3,214	379	183	562
Preopening ,joint venture operations and taxes in lieu of income tax	1,789	1,739	642	22	664

Bank Credit Agreement EBITDA	$44,740	$43,704	$55,381	$2,776	$58,157

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition, liquidity and capital resources and results of operations should be read in conjunction with the Consolidated Financial Statements and notes included in Item 8 “Financial Statements and Supplementary Data.” Historical results and any discussion of prospective results may not indicate our future performance. This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth in, Item 1A “Risk Factors” and elsewhere in this report.

Executive Overview

We believe we are the world’s leading Italian Quick Service Restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 1,056 units in 41 countries, with 484 company-owned units, 555 franchised units and 17 joint venture units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

We operate our business through two segments. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR’s and other concept restaurants (owned and joint venture). Our franchise restaurant segment is comprised of our franchised restaurants which offer opportunities worldwide for qualified operators to conduct business under the Sbarro name and other trade names owned by Sbarro. Our operating segments are discussed in Note 1 - Summary of Significant Accounting Policies and Note 13 - Business Segment Information to our Consolidated Financial Statements included in this Report.

There were several significant charges affecting the comparisons with previously reported results. In 2009, we recognized goodwill and intangible asset impairment charges of $6.7 million and $24.8 million, respectively. The 2009 tax benefit of $9.3 million was primarily the result of a $10.3 million reduction in our deferred tax liability related to these impairment charges. In 2009 we also recorded income tax expense for a valuation allowance of $4.7 million against our deferred tax asset. These transactions are discussed in further detail under Note 3 – Intangible Assets and Note 6 – Income Taxes to our Consolidated Financial Statements included in this Report. In 2008, we recognized goodwill and intangible asset impairment charges of $8.5 million and $60.0 million, respectively. In 2008 we also recorded income tax expense for a valuation allowance of $35.0 million against our deferred tax asset. Given the uncertainty as to the length of the current economic condition and the timing and degree of recovery, it is reasonably possible that impairment charges may occur in future periods. See further discussion of liquidity and bank covenants in Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources.

Seasonality

Revenues are highest in our fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Our annual revenues, earnings and cash flow from operations can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year’s Day.

Accounting Period

Our fiscal year ends on a Sunday, which for 2009 occurred on December 27. Fiscal year 2007, 2008 and 2009 had 52 weeks. Fiscal year 2010 will contain 53 weeks.

Primary Factors Considered by Management in Evaluating Operating Performance

We focus on the following factors when evaluating our operating performance:

•	comparable company-owned QSR unit sales;

•	franchise location sales and their relationship to our franchise revenues;

•	decisions to continue to operate or close company-owned QSR locations;

•	percentage relationship of the cost of food and paper products and payroll and other benefit costs to our restaurant sales;

•	level of other operating expenses (primarily occupancy costs) and their relationship to restaurant sales;

•	relationship of general and administrative costs to revenues;

•	provision for asset impairment and restaurant closings/remodels; and

•	EBITDA.

Summary Financial Information (Dollars in Millions)

	2009	2008	2007
	(Successor)	(Successor)	(Combined) (2)
Comparable sales-percentage change vs. prior comparable period (1):
QSR-owned locations	-4.9%	-2.2%	1.5%
Franchise locations:
Domestic Franchise	-5.6%	-2.7%	4.3%
International Franchise:
Local currency	-7.8%	6.0%	0.7%
Foreign currency impact	-13.7%	4.6%	6.0%

International Franchise, net	-21.5%	10.6%	6.7%
Cost of food and paper products as a percentage of restaurant sales	20.4%	22.6%	20.5%
Payroll and other benefits as a percentage of restaurant sales	27.5%	27.8%	26.9%
Other operating costs as a percentage of restaurant sales	37.2%	36.2%	33.9%
General and administrative costs as a percentage of revenues	9.2%	8.2%	7.4%
Bank credit agreement EBITDA (3)	$44.7	$43.7	$58.2

(1)	Comparable annual percentage changes are based on locations that were open during the entire period within the years presented.

(2)

The combined results of the Successor and Predecessor for the year ended December 31, 2007 do not comply with GAAP; however, we believe that this provides useful information to assess the relative performance of the business in all periods presented in the financial statements on an ongoing basis.

(3)

Bank credit agreement EBITDA includes certain adjustments to EBITDA disclosed in our Senior Credit Facility Amendment. EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with GAAP or as a measure of a company’s profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our Senior Notes in that the Senior Credit Facilities and the Second Lien Facility each contain a minimum bank credit agreement EBITDA covenant. We also internally use EBITDA to determine whether or not to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities. See Item 6 Selected Financial Data Other Financial and Restaurant Data.

Impact of Inflation and Other Factors

Food, labor, rent, construction and energy costs and equipment costs are the items most affected by inflation in the restaurant business. In 2009 the Company benefited from commodity price declines, particularly cheese and flour. However, this trend showed volatility in the fourth quarter as commodity prices began to rise. In 2007 and 2008, commodity prices rose significantly as compared to 2006. In addition, food and paper product costs may be temporarily or permanently affected by the weather, economic and other factors beyond our control that may reduce the availability and increase the cost of these items. Beginning in the fourth quarter of 2007 and throughout 2009 we experienced declining sales as consumers responded to the existing recessionary market conditions.

Related parties

On March 26, 2009, we entered into a new Second Lien Facility. The Second Lien Facility provides for a $25.5 million secured term loan facility. The loan under the Second Lien Facility was made by Column Investments S.a.r.l., an affiliate of MidOcean. In connection with closing the Second Lien Facility, we borrowed the entire $25.5 million available under the facility which provided for cash proceeds of $25.0 million (representing a 1.96% discount). The Second Lien Facility matures in 2014. See Note 7 – Long Term Debt for additional information.

In connection with the Merger, Holdings and the Company entered into a professional services agreement with MidOcean US Advisor, LP, an affiliate of MidOcean (“MidOcean Advisor”). The professional services agreement provides that MidOcean Advisor will have the right to receive from the Company an annual management fee of $1.0 million and reimbursement of expenses reasonably incurred by it for providing management and other similar services to the Company each year, as well as a closing fee for services provided to the Company in connection with the Merger in the amount of $2.0 million, which was paid on January 31, 2007. In both 2009 and 2008, a management fee of $1.0 million plus expenses was incurred.

During 2008, Sbarro loaned Holdings $.3 million to purchase shares of Holdings from two former senior managers in connection with their termination from the Company. The loan does not bear interest and has been classified as a reduction of shareholder’s equity. Sbarro recorded management fee expenses of approximately $1.0 million in 2009 and 2008 related to MidOcean’s management fee.

Results of Operations

We operate two business segments. Our company-owned restaurant segment is comprised of the operating activities of our Company-Owned QSR, joint venture restaurants, Carmela’s and Mama Sbarro restaurants. Our franchise restaurant segment offers franchise opportunities worldwide for qualified operators to conduct business under the Sbarro name. Revenue from franchise operations is generated from initial franchise fees, ongoing royalties and other franchising revenue.

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

2009 compared to 2008

The following table sets forth the information concerning revenue and operating (loss) income before unallocated costs of each of our company-owned and franchised restaurant segments.

	Company Owned Restaurants	Franchise Restaurants	Totals
		(In thousands)
2009 (Successor)
Total revenue	$324,401	$14,884	$339,285

Operating (loss) income before unallocated costs (1)	$(1,385)	$8,878	$7,493

Unallocated costs and expenses (2)			25,340

Operating loss (1)			$(17,847)

2008 (Successor)
Total revenue	$343,323	$15,841	$359,164

Operating (loss) income before unallocated costs (1)	$(39,197)	$11,216	$(27,981)

Unallocated costs and expenses (2)			24,808

Operating loss (1)			$(52,789)

(1)

In 2009, we recognized goodwill and intangible asset impairment charges of $6.7 million and $24.8 million, respectively. This transaction is discussed in further detail under Note 3 – Intangible Assets to our Consolidated Financial Statements included in this report. In 2008, we recognized goodwill and intangible asset impairment charges of $8.5 million and $60.0 million, respectively.

(2)	Represents certain general and administrative expenses that are not allocated by segment

Sales by QSR and consolidated other concept restaurants were $324.4 million for 2009 compared to $343.3 million for 2008. The decrease in sales is due to a decrease in comparable unit sales of 4.9% in our QSR restaurants and lost sales from stores strategically closed of $11.0 million, partially offset by sales generated by new stores opened in 2009 and 2008 of $7.3 million. The decrease in comparable unit sales primarily reflects reduced mall traffic throughout the United States as a result of the current economic environment.

Franchise related revenues were $14.9 million for 2009 compared to $15.8 million for 2008. The decrease is due to a decline in royalties on international and domestic comparable unit sales of which more than half of the decline is related to the strengthening of the U.S. dollar, partially offset by deferred revenues recognized for territories repurchased.

Cost of food and paper products as a percentage of restaurant sales decreased to 20.4% for 2009 as compared to 22.6% for 2008. The cost of cheese in 2009 averaged $1.48 per pound compared to an average of $2.12 per pound for 2008. This $.64 per pound decrease in cheese costs accounted for $3.9 million or 1.2% of restaurant sales. The cost of flour in 2009 averaged $.30 per pound compared to $.40 per pound for 2008. This $.10 per pound decrease accounted for $1.2 million or .4% of restaurant sales.

Payroll and other employee benefits as a percentage of restaurant sales decreased to 27.5% in 2009 from 27.8% in 2008. The decrease is due to cost control initiatives implemented in 2009.

Other operating costs were $120.8 million in 2009 compared to $124.4 million in 2008 primarily a result of the cost savings initiatives implemented in 2009. As a percentage of restaurant sales, other operating costs increased to 37.2% in 2009 as compared to 36.2% in 2008 due to lower sales in 2009.

Other income, net decreased to $3.9 million in 2009 from $4.5 million in 2008.

Depreciation and amortization decreased to $16.6 million in 2009 compared to $17.1 million in 2008 due to underperforming stores closed in the beginning of 2009.

General and administrative expenses were $31.1 million in 2009 as compared to $29.5 million in 2008. The increase was primarily related to severance costs, an increase to the provision for doubtful accounts and fees related to the amendment to the Senior Credit Facilities, partially offset by cost control initiatives implemented in 2009.

Goodwill and other intangible asset impairment totaled $31.5 million in 2009, which includes an impairment for goodwill for our franchise segment of $6.7 million, an impairment for our trademark of $21.9 million and an impairment of $2.9 million on our franchise relationships. In 2008, goodwill and other intangible asset impairment totaled $68.5 million and included an impairment for goodwill for our franchise segment of $8.5 million, an impairment for our trademark of $53.0 million and an impairment of $7.0 million on our franchise relationships. See Note 3 – Intangible Assets to our Consolidated Financial Statements included in this Report.

Asset impairment, restaurant closing and remodeling costs were $5.4 million in 2009 compared to $3.8 million in 2008. The $1.6 million increase is primarily due to $.8 million of fixed assets impairments related to our joint venture in India, stores strategically closed and an increase in non-cash asset impairment charges.

Interest expense of $28.2 million for 2009 and $28.4 million for 2008 relates primarily to the Senior Notes, the Term Loans (defined below) and Revolver under our Senior Credit Facilities and our Second Lien Facility. Included in interest expense in 2009 and 2008 was the amortization of deferred financing costs for the Senior Notes, Term Loan and Second Lien Facility of $1.4 million and $1.1 million, respectively. Interest expense was relatively flat in 2009 to 2008. Interest on the Second Lien Facility was partially offset by lower principal outstanding and lower interest rates on the Senior Credit Facility in 2009 as compared to 2008.

Write-off of deferred financing costs of $0.4 million in 2009 related to prepayment of the Senior Credit Facility.

The income tax benefit was $9.3 million for 2009 was primarily the result of a $10.3 million decrease in our deferred tax liability related to intangible asset impairment charges and our effective tax rate was 20.1%. During 2009, we recorded a $4.7 million increase to the valuation allowance on our deferred tax assets increasing the valuation allowance to $39.7 million. The income tax expense was $9.4 million in 2008 and our effective tax rate was negative 11.5%. During 2008, we recorded a $35.0 million valuation allowance on our deferred tax assets

Loss from equity investments relates to our joint venture in Beirut, an unconsolidated affiliate.

Net loss attributable to noncontrolling interests relates to our joint ventures in India, Japan and certain partnerships.

Net loss attributable to Sbarro, Inc. was $37.2 million for 2009 as compared to a net loss attributable to Sbarro, Inc. of $91.3 million for 2008. Included in the 2009 net loss were goodwill and other intangible asset impairment of $31.5 million offset by an income tax benefit of $9.3 million with $4.7 million relating to our deferred tax asset valuation allowance. Included in the 2008 net loss were goodwill and other intangible asset impairment of $68.5 million and income tax expense for a valuation allowance of $35.0 million related to our deferred tax assets. Without goodwill and intangible asset impairment charges and taxes, the net loss would have been $15.1 million in 2009 and $13.4 million in 2008. This increase in net loss was primarily the result of a decrease in comparable unit sales and royalties on franchise sales, partially offset by the reduction in commodity costs and cost savings initiatives.

2008 compared to 2007

The following table sets forth the information concerning revenue and operating (loss) income before unallocated costs of each of our company-owned and franchised restaurant segments.

	Company Owned Restaurants(1)	Franchise Restaurants	Totals
		(In thousands)
2008 (Successor)
Total revenue.	$343,323	$15,841	$359,164

Operating (loss) income before unallocated costs (4)	$(39,197)	$11,216	$(27,981)

Unallocated costs and expenses (2)			24,808

Operating (loss) (4)			$(52,789)

1/1/07 – 1/30/07 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating (loss) income before unallocated costs (3)	$(28,166)	$594	$(27,572)

Unallocated costs and expenses (2)			2,445

Operating (loss) (3)			$(30,017)

1/31/07-12/30/07 (Successor)
Total revenue	$319,342	$14,543	$333,885

Operating income before unallocated costs	$44,504	$10,168	$54,672

Unallocated costs and expenses (2)			19,407

Operating income			$35,265

2007 (Combined)
Total revenue	$343,259	$15,536	$358,795

	Company Owned Restaurants(1)	Franchise Restaurants	Totals
		(In thousands)
Operating income before unallocated costs (3)	$16,338	$10,762	$27,100

Unallocated costs and expenses (2)			21,852

Operating income (3)			$5,248

(1)	Total revenue includes restaurant sales in the Successor period and restaurant sales and real estate revenues in the Predecessor periods.

(2)	Represents certain general and administrative expenses that are not allocated by segment.

(3)	2007 combined and predecessor includes $31.4 million related to the special event bonuses.

(4)	In 2008, we recognized goodwill and intangible asset impairment charges of $8.5 million and $60.0 million, respectively.

Sales by QSR and consolidated other concept restaurants were $343.3 million for 2008 as compared to $342.9 million for combined 2007. The increase in sales is due to sales generated by new stores opened in 2007 and 2008 of $12.5 million offset by sales lost from stores closed of $6.1 million and a decrease in comparable unit sales of 2.2% in our QSR restaurants. The decrease in comparable unit sales primarily reflects reduced mall traffic throughout the United States, especially in the fourth quarter of 2008, as a result of the economic environment in 2008.

Franchise related revenues were $15.8 million for 2008 as compared to $15.5 million for combined 2007. The increase is due to royalties on new international stores opened in 2007 and 2008 of $0.9 million and increased international comparable unit sales of $0.3 million, partially offset by the loss of royalties on closed international and domestic locations of $0.6 million. Royalties on new domestic franchises were $0.2 million offset by a decline in domestic comparable unit sales of $0.2 million. International fees were $0.3 million less than in combined 2007.

Cost of food and paper products as a percentage of restaurant sales increased to 22.6% for 2008 as compared to 20.5% in combined 2007. The cost of cheese in 2008 averaged $2.12 per pound compared to an average of $1.95 per pound in combined 2007. This $.17 per pound increase in cheese costs accounted for $1.3 million or .4% of restaurant sales. The cost of flour in 2008 averaged $.40 compared to $.20 in combined 2007. The $.20 per pound increase accounted for $2.8 million or .8% of restaurant sales. The remaining .9% increase as a percentage of restaurant sales relates to fuel surcharges and cost increases on other products including pasta, oil, sausage and pepperoni.

Payroll and other employee benefits as a percentage of restaurant sales increased to 27.8% for 2008 as compared to 26.9% in combined 2007. The increase is primarily related to higher wages, including minimum wage increases, and increased staffing levels at some stores, while sales remained relatively flat.

Other operating costs as a percentage of restaurant sales increased to 36.2% for 2008 as compared to 33.9% in combined 2007. The increase is primarily due to expected increases in occupancy related charges offset by reductions in operating costs in response to sales remaining relatively flat.

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

In our Successor period after January 31, 2007, we are taxed as a C Corporation. Income tax expense was $9.4 million in 2008. In the fourth quarter of 2008, we recorded a valuation allowance of $35.0 million as we believe that it is more likely than not that our net operating loss carry forward, foreign tax credit carry forward and other deferred tax assets will not be realized. Our effective tax rate was negative 11.5% for the period. Income tax expense was $2.0 million in Successor 2007 and our effective tax rate was 29.8% for the period. Prior to January 31, 2007, we were taxed under the provisions of Subchapter S of the Internal Revenue Code and, where applicable and permitted, under similar state and local income tax provisions. Under the provisions of Subchapter S, substantially all taxes on our income were paid by our former shareholders rather than by the Company.

Loss from equity investments relates to our joint venture in Beirut, an unconsolidated affiliate.

Net income attributable to noncontrolling interests relates to our joint ventures in India and certain partnerships.

Net loss attributable to Sbarro, Inc. was $91.3 million for 2008 as compared to a net loss attributable to Sbarro, Inc. of $30.0 million in combined 2007. Included in the 2008 net loss were goodwill and other intangible asset impairment of $68.5 million and income tax expense for a valuation allowance of $35.0 million related to our deferred tax assets. Included in the combined 2007 net loss was $31.4 million attributable to special event bonuses.

Liquidity and Capital Resources

Principal Cash Requirements and Sources

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Merger, and from funding our costs of operations, working capital and capital expenditures. Cash flow generated during our fourth quarter is critical to achieving positive annual operating cash flow. Adverse macroeconomic factors, including reduced mall traffic during the holiday shopping season and a decline in consumer spending among other factors, negatively impacted achieving our projected operating cash flow. Additionally, we experience pressures relating to increased commodity costs, particularly cheese and flour.

Our ability to borrow funds under our revolver is subject to compliance with our debt covenant requirements. Prior to the amendment to our Senior Credit Facilities, such covenants included an interest coverage ratio and a total leverage ratio. On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of our Term Loan by entering into the new Second Lien Facility (discussed below), permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, and replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant (see Senior Credit Facilities), increased the margin on our Term Loan and Revolving Facility (defined below) by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year.

In response to the economic downturn in 2008, we began to implement aggressive strategic initiatives to reduce costs and improve our liquidity. These initiatives, which are on-going, include closing unprofitable stores, renegotiating store lease terms, reducing headcount and revisions to our recipes without affecting our customers, as well as other expense controls. We believe these actions enhance our liquidity going forward and will enable us to be in compliance with our debt covenants under the amendment and that cash generated from operations, together with cash on hand and amounts available under the Senior Credit Facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Our minimum trailing twelve month EBITDA covenant, as calculated in accordance with our amended bank credit agreement, increases at the end of the fourth quarter of 2010 by $3.0 million dollars to $43.0 million. Our bank credit agreement EBITDA for 2009 was $44.7 million. Based upon our 2010 business plan, we expect our bank credit agreement EBITDA for 2010 to exceed this covenant, however achieving this budgeted bank credit agreement EBITDA amount will be highly dependent on the level of traffic in shopping malls during the fourth quarter holiday shopping season and, as a result, is closely tied to our projected fourth quarter increase in comparable sales percentage change versus the prior year. Our projections assume increases in same store sales commencing in the second half of the year, with the largest increase in our fourth quarter, and include the achievement of a 1% increase year over year same store sales in 2010. Considering related costs, each 1% decrease in comparable sales for the year may result in a net bank credit agreement EBITDA decrease of approximately $1.5 million assuming our payroll as a percentage of sales adjusts accordingly as was the case in 2009. Failing to achieve our budgeted 1% increase in comparable sales percentage, or experiencing a decrease in comparable sales percentage that differs for our business plan by more than 2% for the year, or by approximately 6% of same store sales in the fourth quarter, could cause a bank credit agreement EBITDA shortfall that increases the risk of non-compliance with our minimum EBITDA covenants.

Commodity costs can also fluctuate with the economy with cheese currently being the most volatile. A $.20 variance in the price of block cheese to our projections can produce a variance to our business plan by approximately $1 million as a benefit or a risk depending on the market.

In 2009 and in 2010, we have implemented savings initiatives throughout our operations including, but not limited to, store payroll, strategic closings of underperforming stores, recipe revisions, contract renegotiations, rent reductions, insurance and overhead reductions. We continue to evaluate other cost control measures to help mitigate any risk in achieving our 2010 business plan.

If the expected economic recovery and same store sales increases do not occur in a manner consistent with our business plan, or if we are unable to manage costs, each as discussed above, we may not be able to achieve our 2010 operating plan and meet our minimum EBITDA covenants.

Our bank credit agreements provide for certain cures in the event of non-compliance with our minimum EBITDA covenants.

Based upon our cash balance of $26.9 million at December 27, 2009 and our 2010 business plan, we believe that cash flows generated from operations during 2010 along with our cash on hand and borrowings available under our revolver ($5.4 million) will be sufficient for us to meet our debt service requirements and fund working capital and capital expenditures for the next twelve months.

We estimate that our annual cash interest expense under the Senior Notes and the Senior Credit Facilities will be approximately $24.7 million under the amended Senior Credit Facilities, assuming a 2% LIBOR rate. Borrowings under the Second Lien Facility bear interest at 15% per annum payable quarterly in arrears. The Second Lien Facility provides for no amortization of principal. Interest is payable quarterly as follows: (i) prior to the third anniversary, interest is only payable in kind and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00. Please see our discussion below regarding our Senior Credit Facilities and our Second Lien Facility.

The amended Senior Credit Facilities require us to prepay outstanding borrowings, subject to certain exceptions, with (a) 75% of our annual excess cash flow; (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) if we do not commit to reinvest such proceeds in accordance with the terms of the Senior Credit Facilities within 365 days of the event giving rise thereto (or, to the extent we have entered into a commitment to reinvest such proceeds within such time period to the extent such amounts are actually reinvested, within six months of the expiration of such 365 days); and (c) 100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Senior Credit Facilities. The prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility satisfied our quarterly obligation for further principal amortization payments on our Senior Credit Facilities. We are not required to make principal payments, absent the occurrence of certain events, on our Senior Notes until they mature in 2015. In 2008, we purchased four QSR locations for approximately $1.3 million and we repaid $1.8 million in principal per the terms of our Term Loan. On October 17, 2008 and November 18, 2008, we borrowed $8.0 million and $12.0 million respectively under our senior secured revolving facility. As of March 26, 2010, the remaining borrowing availability was $5.4 million. We believe that aggregate capital expenditures for 2010 will approximate $8.2 million which we expect will be funded with operating cash. Based upon our projected cash requirements for operations, we believe we have adequate resources to fund operations, working capital needs, capital expenditures, debt servicing requirements and other cash needs for the next twelve months based upon current cash balances and the availability under the revolving credit facility. If necessary, we may adjust the rate of capital expenditures, acquisitions, or the timing and magnitude of other controllable expenditures to meet such requirements. Refer below to information regarding our Senior Credit Facilities.

As of March 26, 2010 the credit ratings are as follows:

Credit Rating Agency	Senior Credit Facility	10.375% Senior Notes	Corporate
Standard and Poors	CCC+	CCC-	CCC+
Moody’s	Caa1	C	Ca

Contractual Obligations

The following table presents our contractual obligations as of December 27, 2009 (in millions):

Dollars in millions	2010	2011	2012	2013	2014	Thereafter	Total
10.375% senior notes (1)	$—	$—	$—	$—	$—	$150.0	$150.0
Senior credit facility	—	—	—	12.5	154.8	—	167.3
Second lien Facility	—	—	—	—	25.5	—	25.5
Estimated interest on long-term debt (2)	25.3	26.2	43.8	31.2	18.9	1.2	146.6
Letters of credit (3)	3.6	—	—	—	—	—	3.6
Operating leases (4)	79.0	74.5	69.9	65.4	60.3	169.0	518.1
Due to former shareholders (5)	—	0.4	2.2	4.1	5.1	—	11.8

	$107.9	$101.1	$115.9	$113.2	$264.6	$320.2	$1,022.9

(1)	There are no principal repayment obligations under the Senior Notes until 2015.
(2)

The Revolving Facility is due in 2013 and the Term Loan and the Second Lien is due in 2014. The estimated interest on long-term debt reflects the March 26, 2009 amendment to the Senior Credit Facilities. The amendment permitted the Company to enter into the new Second Lien Facility, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility and required prepayment of $3.5 million of the Revolving Facility from cash on hand. Interest on the Second Lien Facility is payable quarterly as follows: (i) prior to the third anniversary, interest is only payable in kind; and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00. Included in the above table is interest on the Second Lien Facility of: (in millions) 2012 - $17.1, 2013 - $3.8, thereafter - $2.3.

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

(4)

Includes rent and the related CAM charges, the lease on our corporate headquarters and future minimum rental payments under non-cancelable operating leases for restaurants that had not opened as of year-end. Does not reflect the impact of renewals of operating leases that are scheduled to expire during the periods indicated.

(5)

Primarily represents the remaining amount we agreed to pay the former shareholders for any incremental tax benefit of deductions generated by the repurchase of our 11% Notes or payment of the special event bonuses. The payment is due within 15 days of the filing of the U.S. tax return that claims these additional deductions.

Historically, we have not purchased or entered into interest rate swaps or other instruments designed to hedge against changes in interest rates, the price of commodities we purchase or the value of foreign currencies. We have, and sometimes will, enter into short term fixed rate contracts for some products we purchase. Subsequent to the Merger, we entered into an Interest Rate Cap Letter Agreement with a bank for a portion of our Senior Credit Facility. This agreement capped our LIBOR rate at 6.00% through February 2009 and at 6.50% through February 2010.

Off-Balance Sheet Arrangements

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk and enter into operating leases in the normal course of business. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit as of December 27, 2009 were $3.6 million and represents our maximum reimbursement obligations to the issuer of the letters of credit in the event the letters of credit are drawn upon. The letters of credit generally are issued instead of cash security deposits under operating leases or to guarantee construction costs for our locations and for run-out claims under our medical plan. All the standby letters of credit supporting leases are renewable annually through the expiration of the related lease terms. If not renewed, the beneficiary may draw upon the letters of credit as long as the underlying obligation remains outstanding. Additionally, the Company has guaranteed lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under these guarantees is $4.6 million as of December 27, 2009. We believe that none of these arrangements have or are likely to have a material effect on our results of operations, financial condition or liquidity.

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

As of December 27, 2009, there were $3.6 million in letters of credit outstanding. The letters of credit were issued instead of cash security deposits under our operating leases or to guarantee construction costs of our locations, and for run-out claims under our medical plan. As of December 27, 2009, our remaining borrowing availability under the Senior Credit Facilities was $5.4 million.

EBITDA, as calculated under our bank credit agreement, includes certain additional adjustments as disclosed in our Senior Credit Facility amendment. Our EBITDA in accordance with our bank credit agreement for the year ended December 27, 2009 was $44.7 million. Our minimum last twelve months EBITDA covenant pursuant to our amended bank credit agreement is as follows:

Fourth quarter 2009 – Third quarter 2010	$40 million
Fourth quarter 2010 – Third quarter 2011	$43 million
Fourth quarter 2011 – Third quarter 2012	$48 million
Fourth quarter 2012 – Third quarter 2013	$53 million
December 29, 2013 until maturity	$60 million

The maximum capital expenditure covenant limits our capital spend on a last twelve month basis to an annual spend of $12 million in 2009 and 2010, and an annual spend of $14 million, in 2011 and 2012 and $15 million thereafter before giving effect to any carryover. A shortfall in any given last twelve month period may be carried over to the immediately succeeding four fiscal quarters.

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

See Note 7 – Long Term Debt to our Consolidated Financial Statements for additional information regarding the March 26, 2009 amendment to the Senior Credit Facilities.

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

See Note 7 – Long Term Debt to our Consolidated Financial Statements for additional information regarding the new Second Lien Facility.

Indenture:

In connection with the Merger, we issued $150.0 million of senior notes at 10.375% due 2015 (“Senior Notes”). The interest is payable on February 1 and August 1 of each year.

The Senior Notes are senior unsecured obligations of ours and are guaranteed by all of our current and future domestic subsidiaries and rank equally in right of payment with all existing and future senior indebtedness of ours. The Senior Notes are effectively subordinated to all secured indebtedness of ours to the extent of the collateral securing such indebtedness, including the Senior Credit Facilities and Second Lien Facility. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have prior claim to those of our assets that constitute their collateral. The Senior Notes are structurally subordinated to all existing and future indebtedness, claims of holders of preferred stock and other liabilities of our subsidiaries that do not guarantee the Senior Notes. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims in full from the assets of those subsidiaries before any assets are made available for distribution to us. The Senior Notes are senior in right of payment to any future subordinated obligations of ours.

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

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital at the end of our two latest years and the sources and uses of our cash flows during those two years (in millions):

	Year Ended 2009	Year Ended 2008
	(Successor)	(Successor)
Liquidity at year end
Cash and cash equivalents	$26.9	$38.3
Working capital	$(2.9)	$2.2

Net cash flows
Provided by operating activities	$8.5	$10.7
Used in investing activities	$(8.9)	$(19.2)
(Used in) provided by financing activities	$(11.0)	$17.9

Net (decrease) increase in cash	$(11.4)	$9.4

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations. Based upon our cash balance of $26.9 million at December 27, 2009 and our 2010 business plan, we believe that cash flows generated from operations during 2010 along with our cash on hand and borrowings available under our revolver ($5.4 million) will be sufficient for us to meet our debt service requirements and fund working capital and planned capital expenditures for the next twelve months.

Net cash provided by operating activities was $8.5 million in 2009 as compared to $10.7 million provided by operating activities in 2008. The decrease in net cash provided in 2009 is mainly due to a decrease in Accounts Payable in 2009 offset by an increase in Accrued Interest Payable for our Second Lien Facility.

Net cash used in investing activities was $8.9 million in 2009 and was $19.2 million for 2008. Net cash used in 2009 and 2008 was mostly related to capital expenditures utilized primarily for restaurant openings and renovation activity. In 2009, 10 company-owned stores were opened as compared to 16 in 2008.

Net cash used in financing activities was $11.0 million in 2009. This net cash used primarily represents repayment of the Term Loan and Revolving Facility, debt issuance costs and the payment of fees related to the amendment to the Senior Credit Facilities, net of the proceeds of the Second Lien Facility. Net cash provided by financing activities was $17.9 million for 2008. This primarily represents $20 million of revolver borrowings offset by $1.8 million repayment of the Term Loan.

In 2009, cash flow from operations funded our investments in capital expenditures. Our overall decrease in cash in 2009 was due to our net debt repayment of $8.0 million and fees relating to our bank amendment of $2.4 million.

In 2008 cash flow from operations funded approximately half of our investments in capital expenditures. We received $20 million of proceeds from our revolver of which half funded the balance of our investments in capital expenditures and the balance remained as cash on hand at the end of the year.

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

In December 2007, the FASB issued “Business Combinations,” which is effective for annual periods beginning on or after December 15, 2008. The FASB retained the fundamental requirements to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition date for value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after December 29, 2008. We evaluated this statement but we have not had any business combinations; therefore, the adoption had no impact on our consolidated financial statements.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Company for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in the consolidated financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and the Company therefore removed the disclosure in this Annual Report.

In June 2009, the FASB issued “Amendments to FASB Interpretation No. 46(R).” This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. We are required to adopt the new guidance specified in the Consolidation topic of the ASC for our first quarter of 2010. We do not expect any changes in our consolidated entities pursuant to the updated guidance.

In June 2009, FASB issued “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces “The Hierarchy of Generally Accepted Accounting Principles,” and establishes only two levels of GAAP: authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

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

Pursuant to “Accounting for Contingencies”, in the past we have made, and we intend in the future to make, decisions regarding the accounting for legal matters based on the status of the matter and our best estimate of the outcome (we expense defense costs as incurred). This requires management to make judgments regarding the probability and estimated amount of possible future contingent liabilities, especially, in our case, legal matters. However, especially if a matter goes to a jury trial, our estimate could be inaccurate since our estimates are based, in large part, on our experience in settling matters.

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

As a result of the global economic downturn, reductions to our revenue, operating income, cash flow forecasts, and a significant reduction in our estimated fair market value, we determined that the goodwill related to our franchise reporting unit was impaired during the quarter ended September 27, 2009. As a result, the Company recorded an impairment charge of $6.7 million for the franchise segment, which reduced our goodwill carrying value of the segment to zero. The fair value of the company-owned segment was greater than its carrying value, and therefore no impairment was recorded. The Company performed its annual testing in the fourth quarter of 2009 with no further impairment.

Fair value was determined by using the market approach (based on option pricing principles) which was deemed to be the most indicative of the Company’s fair value. The fair value based upon the market approach was analyzed for reasonableness and compared to the fair value based upon the income approach. The Company considered each alternative in determining fair value of the reporting units, and in doing so, concluded that given the current environment, the market-based equity pricing model (market approach) was most appropriate. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including expected volatility, risk free rate, current debt and future expected interest payments over the term, among others.

We perform an annual impairment test on our trademarks and other indefinite lived intangible assets annually or earlier if impairment indicators exist. In connection with the impairment testing of the Company’s goodwill as of September 27, 2009, impairment testing was also performed on our trademarks and other indefinite lived intangible assets. We completed this test to determine any impairment value in trademarks, franchise relationships and franchise rights acquired by using the income approach which projects the present value of future cash flows attributable to these assets using the Relief from Royalty method.

We impaired $21.9 million of trademark and $2.9 million for franchise relationships during the quarter ended September 27, 2009. The fair value of the franchise rights acquired exceeded their carrying value, and therefore no impairment was recorded. The Company then performed its annual testing in the fourth quarter of 2009 with no further impairment.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing during the period ended December 27, 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved, we may be required to record additional impairment charges in future periods, whether in connection with our next annual impairment testing in the fourth quarter 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

“Accounting for the Impairment or Disposal of Long-Lived Assets,” requires judgments regarding future operating or disposition plans for marginally performing assets. We evaluate our long-lived assets for impairment by asset group, where appropriate or on an individual restaurant level on an annual basis, or whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable, including our business judgment of when to close underperforming units. Certain assets at restaurants where we have leases with common mall landlord/owner relations, are evaluated as an asset group as cash flows from these assets are not individually independent, enabling us to better estimate projected cash flows in a manner more consistent with the way we view our mall relationships. When any such impairment exists, the related assets are written down to their fair value.

“Consolidation of Variable Interest Entities,” currently states that if an enterprise is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, or receives a majority of the entity’s expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity. We have reviewed our joint ventures, equity investments and corporate relationships for possible coverage under this guidance. As a result we consolidated our joint ventures in Japan and India.

“Noncontrolling Interests in Consolidated Financial Statements” requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The Consolidation topic further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. Additionally, sufficient disclosures are required to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. The presentation and disclosure requirements that became effective in 2009 were applied retrospectively for all periods presented, and thus, the prior year financial statements have been modified to incorporate the new requirements.

“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” elaborates on the disclosures to be made by a guarantor in its financial statements concerning its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued or modified after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. We have guarantees that would require recognition upon issuance or modification under the provisions of “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The nature of our business will likely result in the issuance of certain guarantees in the future and, as such, we will be required to evaluate the fair value of the obligation at the inception of such guarantee. Most of our guarantees are due to us guaranteeing leases on behalf of certain franchisees. The amount we may be required to recognize in future years may be higher than this amount depending on the number and magnitude of guarantees we issue.

“Accounting for Leases” establishes standards of financial accounting for leases. Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred rent. Any lease incentives received by the Company are deferred over the same period as the lease and amortized on straight-line basis over the life of the lease as a reduction of rent expense. We calculate deferred rent based on the lease term from when we obtain access or control over the leased property. Rent expense accrued during the construction period was capitalized as part of the cost of leasehold improvements until October 2005. As a result of FASB Staff Position, “Accounting for Rental Costs Incurred During a Construction Period”, we now expense rent during the construction phase. The length of time from when we take possession of property for our QSR restaurants and when our restaurant opens is normally 90 days as compared to our normal lease terms that often span multiple years.

“Accounting for Income Taxes” requires us to record valuation allowances against our deferred tax assets, when necessary. Realization of deferred tax assets is dependent on future taxable earnings and therefore requires judgment. We assess the likelihood that our deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets do not include future tax benefits that we deem likely not to be realized. In 2009, we recorded an increase to our valuation allowance of $4.7 million as we believe it is more likely than not that our net operating loss carry forward, foreign tax credit carry forward and other deferred tax assets will not be realized.

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

The interest rate on borrowings under the Senior Credit Facilities is floating and, therefore, is subject to fluctuations. In general, borrowings under the Senior Credit Facilities bear interest based, at our option, at either a LIBOR rate or an alternative base rate (“ABR”), in each case plus a margin. Currently, our rate of interest for borrowings under the Senior Credit Facilities, as amended, is LIBOR plus 4.50% or ABR plus 3.50%. A 1% change in our current rate would have an annual effect of approximately $1.9 million. Subsequent to the Merger, we entered into an Interest Rate Cap Letter Agreement with a bank for a portion of the Senior Credit Facilities. This agreement capped our LIBOR rate at 6.00% through February 2009 and at 6.50% through February 2010.

Foreign Exchange Rate Risk

All of our transactions with foreign franchisees have been denominated in, and all payments have been made in, United States dollars, thereby reducing the risks in the changes of the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.

Item 8.	Financial Statements And Supplementary Data

Index

Page
Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets as of December 27, 2009 (Successor) and December 28, 2008 (Successor)	38
Consolidated Statements of Operations for the year ended December 27, 2009 (Successor) and December 28, 2008, (Successor) and for the period January 31, 2007 through December 30, 2007 (Successor) and the period January 1, 2007 through January 30, 2007 (Predecessor)	40
Consolidated Statements of Shareholders’ Equity for the year ended December 27, 2009 (Successor) and December 28, 2008 (Successor) and for the period January 31, 2007 through December 30, 2007 (Successor), and the period January 1, 2007 through January 30, 2007 (Predecessor)	41
Consolidated Statements of Cash Flows for the year ended December 27, 2009 (Successor) and December 28, 2008 (Successor) and for the period January 31, 2007 through December 30, 2007 (Successor) and the period January 1, 2007 through January 30, 2007 (Predecessor)	43
Notes to Consolidated Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sbarro, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sbarro, Inc. and its subsidiaries at December 27, 2009 and December 28, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 27, 2009 and the eleven months ended December 30, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules as of and for the years ended December 27, 2009 and December 28, 2008 and the eleven month period ended December 30, 2007 listed in the index appearing under item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 26, 2010

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 31, 2008

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	December 27, 2009	December 28, 2008
Current assets:
Cash and cash equivalents	$26,863	$38,286
Receivables, net of allowance for doubtful accounts of $1,805 and $446 at December 27, 2009 and December 28, 2008, respectively:
Franchise	2,237	3,845
Other	2,916	3,948

	5,153	7,793

Inventories	2,907	3,083
Prepaid expenses	1,771	2,953

Total current assets	36,694	52,115

Property and equipment, net	56,148	65,640

Intangible assets:
Goodwill	194,786	201,460
Trademarks	173,100	195,000
Other intangible assets	19,650	23,539

Deferred financing costs, net	8,977	8,934
Other assets	1,068	1,080

Total assets	$490,423	$547,768

See notes to Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(CONTINUED)

	December 27, 2009	December 28, 2008
Current liabilities:
Accounts payable	$9,032	$11,621
Accrued expenses	22,631	22,972
Accrued interest payable	7,935	7,291
Due to former shareholders	—	2,993
Insurance premium financing	—	1,087
Current portion of debt	—	3,958

Total current liabilities	39,598	49,922

Deferred rent	6,482	5,189
Deferred tax liability	76,941	87,238
Due to former shareholders and other liabilities	12,508	11,043
Accrued interest payable	3,048	—

Long-term debt	336,095	346,297

Commitments and contingencies
Shareholders’ equity:
Common stock
Authorized 1,000 shares; $.01 par value issued and outstanding 100 shares at December 27, 2009 and December 28, 2008	—	—
Additional paid-in capital	139,340	133,000
Currency translation adjustments	200	135
Advances to MidOcean SBR Holdings	(305)	(305)
Accumulated deficit	(125,838)	(88,639)

Total shareholders’ equity	13,397	44,191
Noncontrolling interests	2,354	3,888

Total shareholders’ equity, including noncontrolling interests	15,751	48,079

Total liabilities and shareholders’ equity	$490,423	$547,768

See notes to Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	For the Fiscal Year Ended December 27, 2009	For the Fiscal Year Ended December 28, 2008	For the period January 31 through December 30, 2007	For the period January 1 through January 30, 2007
	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
Revenues:
Restaurant sales	$324,401	$343,323	$319,342	$23,594
Franchise related income	14,884	15,841	14,543	993
Real estate	—	—	—	323

Total revenues	339,285	359,164	333,885	24,910
Costs and expenses:
Cost of food and paper products	66,305	77,675	66,036	4,308
Payroll and other employee benefits	89,310	95,540	85,563	6,762
Other operating costs	120,815	124,404	107,332	8,770
Other income, net	(3,903)	(4,498)	(2,860)	(497)
Depreciation and amortization	16,616	17,094	17,349	1,272
General and administrative	31,100	29,449	23,842	2,843
Special event bonuses	—	—	—	31,395
Goodwill & other intangible asset impairment	31,474	68,475	—	—
Asset impairment, restaurant closings/remodels	5,415	3,814	1,358	74

Total costs and expenses, net	357,132	411,953	298,620	54,927

Operating (loss) income	(17,847)	(52,789)	35,265	(30,017)

Other (expense) income:
Interest expense	(28,240)	(28,408)	(28,879)	(2,570)
Write-off of deferred financing costs	(423)	—	—	—
Interest income	34	171	485	108

Net other expense	(28,629)	(28,237)	(28,394)	(2,462)

(Loss) income before income taxes and equity investments	(46,476)	(81,026)	6,871	(32,479)
Income tax (benefit) expense	(9,349)	9,353	2,048	44

(Loss) income before equity investments	(37,127)	(90,379)	4,823	(32,523)
(Loss) income from equity investments	(213)	(243)	—	12

Net (loss) income	(37,340)	(90,622)	4,823	(32,511)
Less: net loss (income) attributable to noncontrolling interests	141	(646)	(2,194)	(69)

Net (loss) income attributable to Sbarro, Inc.	$(37,199)	$(91,268)	$2,629	$(32,580)

See notes to Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Advances to MidOcean SBR Holdings	Accumulated Defecit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Number of Shares	Amount
Predecessor
Balance at December 31, 2006	7,064,328	$71	$10	$—	$77,675	—	$2,643	$80,399
Capital contribution from noncontrolling interest	—	—	—	—	—	—	13	13
Components of comprehensive loss:
Net (loss) income	—	—	—	—	(32,580)	—	69	(32,511)

Comprehensive loss								(32,511)
Distribution of earnings and return of capital	—	—	—	—	—	—	(493)	(493)

Balance at January 30, 2007	7,064,328	71	10	—	45,095	—	2,232	47,408

Successor
Components of comprehensive income:
Net income	—	—	—	—	2,629	—	2,194	4,823

Comprehensive income								4,823
Equity contribution	100	—	133,000	—	—	—	—	133,000
Capital contribution from noncontrolling interest	—	—	—	—	—	—	601	601
Distribution of earnings and return of capital	—	—	—	—	—	—	(1,621)	(1,621)

Balance at December 30, 2007	100	—	133,000	—	2,629	—	3,406	139,035
Components of comprehensive loss:
Net (loss) income	—	—	—	—	(91,268)	—	646	(90,622)
Currency translation adjustments	—	—	—	—	—	135	40	175

Comprehensive loss (a)								(90,447)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	1,076	1,076
Distribution of earnings and return of capital	—	—	—	—	—	—	(1,676)	(1,676)
Short-term loan payment - noncontrolling interest	—	—	—	—	—	—	396	396
Advance to MidOcean SBR Holdings	—	—	—	(305)	—	—	—	(305)

Balance at December 28, 2008	100	—	133,000	(305)	(88,639)	135	3,888	48,079
Components of comprehensive loss:
Net loss	—	—	—	—	(37,199)	—	(141)	(37,340)
Currency translation adjustments	—	—	—	—	—	65	(55)	10

Comprehensive loss (a)								(37,330)
Additional paid-in capital warrants	—	—	6,340	—	—	—	—	6,340
Capital contribution from noncontrolling interest	—	—	—	—	—	—	510	510
Distribution of earnings and return of capital	—	—	—	—	—	—	(1,480)	(1,480)
Short-term loan repayment - noncontrolling interest	—	—	—	—	—	—	(368)	(368)

Balance at December 27, 2009	100	$—	$139,340	$(305)	$(125,838)	$200	$2,354	$15,751

(a)	The components of comprehensive loss are as follows:

	Year Ended Dec 27, 2009	Year Ended Dec 28, 2008
Net loss (including noncontrolling interests)	$(37,340)	$(90,622)
Currency translation adjustments	10	175

	(37,330)	(90,447)
Less: comprehensive (loss) income attributable to noncontrolling interests	(196)	686

Comprehensive loss - Sbarro, Inc.	$(37,134)	$(91,133)

(b)	The components of accumulated other comprehensive income are as follows:

	Year Ended Dec 27, 2009	Year Ended Dec 28, 2008
Currency translation adjustments	$185	$175
Less: noncontrolling interests - currency translation adjustments	(15)	40

Accumulated other comprehensive income - Sbarro, Inc.	$200	$135

See notes to Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 27, 2009	For the year ended December 28, 2008	For the period January 31 through December 30, 2007	For the period January 1 through January 30, 2007
	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
Operating Activities:
Net (loss) income	$(37,340)	$(90,622)	$4,823	$(32,511)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Goodwill and other intangible asset impairment charges	31,474	68,475	—	—
Depreciation and amortization	16,616	17,094	17,349	1,272
Amortization of deferred financing costs	1,518	1,133	960	112
Provision for doubtful accounts receivable	2,422	486	—	—
Increase (decrease) in deferred rent, net of tenant allowance	1,779	2,094	1,603	(117)
Asset impairment and restaurant closings/remodels	4,191	3,814	1,358	74
Write-off of deferred financing costs	423	—	—	—
Change in deferred income taxes, net	(10,297)	8,944	885	—
Equity in net loss (income) of unconsolidated affiliates	213	243	—	(12)
Changes in operating assets and liabilities, net of effects of merger:
(Increase) decrease in receivables	(117)	(1,572)	1,488	394
Decrease (increase) in inventories	175	105	(142)	319
Decrease (increase) in prepaid expenses	95	304	940	(1,434)
(Increase) decrease in other assets	(126)	(303)	2,767	871
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(6,208)	912	1,699	23,898
Increase (decrease) in accrued interest payable	3,693	(455)	7,745	2,337

Net cash provided by (used in) operating activities	8,511	10,652	41,475	(4,797)

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Continued

	For the year ended December 27, 2009	For the year ended December 28, 2008	For the period January 31 through December 30, 2007	For the period January 1 through January 30, 2007
	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
Investing Activities:
Purchases of property and equipment	(8,808)	(17,632)	(16,327)	(1,691)
Purchases of franchises and other locations	—	(1,261)	(5,090)	—
Investment in joint ventures	(130)	(269)	(380)	—
Contributions from partners to joint ventures	—	—	200	—
Cash paid for merger, net of cash acquired	—	—	(188,000)	—

Net cash used in investing activities	(8,938)	(19,162)	(209,597)	(1,691)

Financing Activities:
Proceeds from shareholders for issuance of common stock	—	—	133,000	—
Proceeds from second lien	25,000	—	—	—
Proceeds from secured term loan	—	20,000	183,000	—
Proceeds from senior notes	—	—	150,000	—
Paydown of Predecessor’s notes	—	—	(267,000)	—
Repayment of secured term loan and revolver	(32,958)	(1,830)	(915)	—
Debt issue and credit agreement costs	(1,849)	—	—	—
Advances to MidOcean SBR Holdings	—	(305)	—	—
Mortgage principal repayments	—	—	—	(17)
Capital contribution from noncontrolling interests	510	1,076	525	—
(Repayment) proceeds of short-term loan to/from noncontrolling interests	(368)	396	—	—
Distribution of earnings to noncontrolling interests	(1,331)	(1,408)	(1,621)	(493)
Dividends to sellers	—	—	—	(76,159)
Repayment of loans by officers	—	—	—	5,530

Net cash (used in) provided by financing activities	(10,996)	17,929	196,989	(71,139)

(Decrease) increase in cash and cash equivalents	(11,423)	9,419	28,867	(77,627)
Cash and cash equivalents at beginning of period	38,286	28,867	—	88,627

Cash and cash equivalents at end of period	$26,863	$38,286	$28,867	$11,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$210	$214	$232	$—
Cash paid during the period for interest	$22,922	$27,572	$20,072	$10,793

Supplemental non-cash financing activities:

We entered into a non-cash insurance premium financing agreement for $3.5 million and $3.3 million in June 2008 and 2007, respectively.

See notes to Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1. Description of business and summary of significant accounting policies:

Basis of financial statement presentations:

The Consolidated Financial Statements include the accounts of Sbarro, Inc., its wholly-owned subsidiaries and the accounts of those joint ventures of which we are the primary beneficiary (together, “we,” “our,” “us,” or “Sbarro”). All significant intercompany accounts and transactions have been eliminated. The results of our international joint venture are consolidated one quarter in arrears. As a result of the Merger, (see below), we are required to present our results for 2007 as two separate periods. Our Predecessor financial period refers to the period from January 1, 2007 through January 30, 2007 which was prior to consummation of the Merger. Our Successor financial period refers to the period from January 31, 2007 through December 27, 2009 following consummation of the Merger.

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

The following table sets forth the number of Sbarro restaurants in operation as of:

	December 27, 2009	December 28, 2008	December 30, 2007
Company-owned	484	509	506
Franchised	555	566	524
Joint venture	17	16	7

All restaurants	1,056	1,091	1,037

Liquidity

We are influenced by general economic conditions. In 2008, particularly in the fourth quarter, we experienced operating cash flow declines resulting in operating cash flow significantly less than fiscal 2007. In 2009 operating cash flow declines continued as the worldwide economic downturn lingered and further weakened consumer spending. Cash flow generated during our fourth quarter is critical to achieving positive annual operating cash flow. Adverse macroeconomic factors, including reduced mall traffic during the holiday shopping season and a decline in consumer spending among other factors can negatively impact our operating cash flow. Improved commodity costs and cost savings initiatives in 2009 enabled us to maintain our liquidity despite the decline in top line sales.

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Merger, and from funding our costs of operations, working capital and capital expenditures. Our ability to borrow funds under our revolver was subject to our compliance with our debt covenant requirements. Prior to the amendment to our Senior Credit Facilities, such covenants included an interest coverage ratio and a total net leverage ratio. As of year end 2008, we were in violation of the total net leverage ratio covenant in the credit agreement governing our Senior Facilities. On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of our Term Loan by entering into a new Second Lien Facility permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility to $21.5 million, and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

In response to the economic downturn in 2008, we began to implement aggressive strategic initiatives to reduce costs and improve our liquidity. These initiatives, which will be on-going, include closing unprofitable stores, renegotiating store lease terms, reducing headcount and revisions to our recipes without affecting our consumers, as well as other expense controls. We believe these actions will enable us to be in compliance with our debt covenants and that cash generated from operations, together with cash on hand of $26.9 million and amounts available under the Senior Credit Facilities ($5.4 million) will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next year. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Our minimum trailing twelve month EBITDA covenant, as calculated in accordance with our amended bank credit agreement, increases at the end of the fourth quarter of 2010 by $3.0 million dollars to $43.0 million. Our bank credit agreement EBITDA for 2009 was $44.7 million. Based upon our 2010 business plan, we expect our bank credit agreement EBITDA for 2010 to exceed this covenant, however achieving this budgeted bank credit agreement EBITDA amount will be highly dependent on the level of traffic in shopping malls during the fourth quarter holiday shopping season and, as a result, is closely tied to our projected fourth quarter increase in comparable sales percentage change versus the prior year. Our projections assume increases in same store sales commencing in the second half of the year, with the largest increase in our fourth quarter, and include the achievement of a 1% increase year over year same store sales in 2010. Considering related costs, each 1% decrease in comparable sales for the year may result in a net bank credit agreement EBITDA decrease of approximately $1.5 million assuming our payroll as a percentage of sales adjusts accordingly as was the case in 2009. Failing to achieve our budgeted 1% increase in comparable sales percentage, or experiencing a decrease in comparable sales percentage that differs for our business plan by more than 2% for the year, or by approximately 6% of same store sales in the fourth quarter, could cause a bank credit agreement EBITDA shortfall that increases the risk of non-compliance with our minimum EBITDA covenants.

Commodity costs can also fluctuate with the economy with cheese currently being the most volatile. A $.20 variance in the price of block cheese to our projections can produce a variance to our business plan by approximately $1 million as a benefit or a risk depending on the market.

In 2009 and in 2010, we have implemented savings initiatives throughout our operations including, but not limited to, store payroll, strategic closings of underperforming stores, recipe revisions, contract renegotiations, rent reductions, insurance and overhead reductions. We continue to evaluate other cost control measures to help mitigate any risk in achieving our 2010 business plan.

If the expected economic recovery and same store sales increases do not occur in a manner consistent with our business plan, or if we are unable to manage costs, each as discussed above, we may not be able to achieve our 2010 business plan and meet our minimum EBITDA covenants.

Our bank credit agreements provide for certain cures in the event of non-compliance with our minimum EBITDA covenants.

Summary of significant accounting policies:

Business segments:

We operate two business segments. One segment is comprised of the operating activities of the company-owned QSR restaurants and other concept restaurants (owned and joint ventures). The other segment is comprised of the franchised restaurants and offers franchise opportunities worldwide for qualified operators to conduct business under the Sbarro name.

Estimates:

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

Cash and cash equivalents:

Cash and cash equivalents represent funds invested in overnight and highly liquid money market accounts with a maturity of three months or less at the time of purchase. Cash and cash equivalents at the end of 2009 and 2008 were $27 million and $38 million, respectively.

Inventories:

Inventories, which are determined using the first-in, first-out method, consisted primarily of food, beverages and paper supplies, and are stated at lower of cost or market.

Property and equipment:

Property and equipment is stated at cost less accumulated depreciation which is expensed using the straight-line method over the estimated useful lives for furniture, fixtures and equipment (three to ten years) and leasehold improvements (the lesser of the useful lives of the assets or lease terms).

Capitalized costs:

We capitalize costs clearly associated with the acquisition, development, design and construction of new locations as these costs have a future benefit to the projects. The types of specifically identifiable costs capitalized by the Company are primarily consulting, payroll, payroll related taxes and benefit costs incurred. If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the accompanying Consolidated Statements of Operations. The Company capitalized $0.3 million, $0.4 million, and $0.5 million of costs related to the development of Company-owned stores for 2009, 2008 and 2007, respectively.

Intangible assets:

Intangible assets consist of our goodwill, trademarks, franchise relationships, franchise rights acquired and franchise agreements. Intangible asset values, exclusive of franchise rights acquired, were determined based on a fair value allocation of the purchase price from our Merger and were deemed to be indefinite lived intangible assets with the exception of franchise agreements which will be amortized over the estimated remaining life of the franchise agreements. Franchise rights acquired are valued on the date of acquisition based on the acquisition price and are amortized over the estimated useful life of the intangible asset, if deemed to be a definite lived intangible asset. For purposes of our annual goodwill impairment test, one reporting unit is comprised of the operating activities of the company-owned QSR restaurants and other concept restaurants. The other reporting unit is comprised of the franchised operations which offer franchise opportunities worldwide for qualified operators to conduct business under the Sbarro name. Goodwill was allocated to each of these two reporting units based on the fair value of the reporting units. Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or circumstances that would more likely than not reduce the carrying amount of a reporting unit below its fair value. The Company last performed its annual test for impairment as of December 28, 2008 and performed interim testing in the third quarter of 2009 due to the continuing economic downturn affecting our five year financial forecasts. This resulted in full impairment of goodwill in the amount of $6.7 million for the franchise reporting segment. The fair value of the company owned segment was greater than its carrying value, and therefore no impairment was recorded. The Company then performed its annual testing in the fourth quarter of 2009 with no further impairment.

Consistent with previous tests, we considered the results of both an income approach and a market approach in determining the fair value of the reporting units.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

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

We calculated the fair value of the reporting units’ equity using a market approach based on option pricing principles. This method estimated the fair value of the reporting unit’s equity using inputs such as current debt, future expected interest payments over the term, expected volatility and risk-free rate. For purposes of our analysis, we used a three year term with an expected volatility of 40.0% and risk-free rate of 1.5%. Volatility assumptions were based on published estimates of the Company’s industry peer group. The Company considered each alternative in determining fair value of the reporting units, and in doing so concluded that given the current environment, the market-based equity pricing model (market approach) was most appropriate. This resulted in full impairment of goodwill in the amount of $6.7 million for the franchise reporting segment. No goodwill impairment was recorded for the Company-owned reporting segment as its fair value exceeded its carrying value by 38%. Had the volatility assumption in the market approach been at a point below 35%, Step 2 testing would have been performed on the Company-owned reporting segment and it is likely that an impairment of goodwill would have been necessary. Such tests were performed in the fourth quarter of 2009 with no further impairment deemed necessary.

We perform an annual impairment test on our trademarks and other indefinite lived intangible assets annually or earlier if impairment indicators exist. In connection with the impairment testing of the Company’s goodwill as of September 27, 2009, impairment testing was also performed on our trademarks and other indefinite lived intangible assets. We completed this test to determine any impairment value on trademarks, franchise relationships and franchise rights acquired by using the income approach which projects the present value of future cash flows attributable to these assets using the Relief from Royalty method.

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

We applied gross margin assumptions consistent with the Company’s current trends and used a 4.4% growth factor. Discounting the projected cash flows of these indefinite lived intangible assets at 14.5%, a rate similar to that used in the Company’s goodwill impairment tests, we determined a value of $173.1 million for our trademarks and $14.4 million for our franchise relationships during the third quarter of 2009. Accordingly, we impaired $21.9 million of trademark and $2.9 million for franchise relationships intangibles at September 27, 2009. The fair value of the franchise rights acquired exceeded their carrying value. If the terminal growth rate used in the fair value calculation for trademarks and franchise relationships intangibles was decreased by 1%, the impairment charge would have increased by $10.3 million and $1.0 million, respectively. If the discount rate used in the fair value calculation for trademarks and franchise relationships was increased by 1%, the impairment charges would have increased by $16.0 million and $1.5 million, respectively. Our testing performed in the fourth quarter of 2009 did not require any further impairment charges.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing performed in 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved, we may be required to record additional impairment charges in future periods, whether in connection with our next annual impairment testing at year-end 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Deferred financing costs:

Deferred financing costs are amortized as additional interest expense over the life of the related debt.

Long-lived assets:

We evaluate our long-lived assets for impairment by asset group, where appropriate or on an individual restaurant level on an annual basis, or whenever events and circumstances indicate that the carrying amount of a restaurant may not be recoverable, including our

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

business judgment of when to close underperforming units. Certain assets at restaurants where we have leases with common mall landlord/owner relations are evaluated as an asset group as cash flows from these assets are not individually independent enabling us to better estimate projected cash flows in a manner more consistent with the way we view our mall relationships. When any such impairment exists, the related assets are written down to their fair value.

Pre-opening costs:

Exclusive of certain development costs, pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in other operating costs in the accompanying consolidated statements of operations.

Variable interest entities:

In general, a variable interest entity (“VIE”) is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

In 2009, the FASB amended the consolidation principles associated with VIEs accounting, as defined in the Consolidation topic of the ASC. The objective is to improve the financial reporting of companies involved with VIEs. The new guidance amends previous accounting guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE with a qualitative approach focused on identifying which company has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additionally, a company is required to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Prior to this statement, a company was only required to reassess the status when specific events occurred.

We are required to adopt the new guidance specified in the Consolidation topic of the ASC for our first quarter of 2010. We do not expect any changes in our consolidated entities pursuant to the updated guidance.

Prior to the Merger, we accounted for our investments in 50% or less owned joint ventures, and for 50% owned joint ventures for which we did not have operating control and are not the primary beneficiary under the equity method of accounting. The equity in the net income (loss) of these unconsolidated affiliates is included in “equity in net income (loss) of unconsolidated affiliates” in our statements of operations and the related assets are included in “other assets” in the accompanying balance sheets. These equity investments were transferred to our former shareholders in connection with the Merger.

Currently, we have a 50% interest in a joint venture which operates two units in Beirut. We do not have operating control over these units and therefore they are not consolidated in our Consolidated Financial Statements, however their results are included as an equity investment.

Noncontrolling Interests

We present noncontrolling interests in the equity section of our consolidated balance sheets, as a separate net income attributable to noncontrolling interests in our consolidated statement of operations, and as a distribution to/from noncontrolling interests in the consolidated statements of cash flows.

Accounting for vendor rebates:

We account for vendor rebates, including certain marketing allowances, related to the usage of the products for which rebates are received in company-owned Sbarro locations as a reduction of the cost of food and paper products. The rebates are recognized as earned based on our usage, which approximates the volume purchased of the related products. We also receive consideration from manufacturers for the usage, which approximates the volume purchased of the same raw materials used by our franchisees. These rebate amounts are included in “other income, net” in our statements of operations.

Concentration of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

The Company maintains its cash in commercial banks insured by the FDIC. At times, such cash in banks exceed the FDIC insurance limit.

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

Income taxes:

Effective for the first quarter of 2007, the Company adopted the provisions of FASB Interpretation “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB 109.” This guidance prescribes a recognition threshold and a related measurement model. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The adoption did not have a material effect on the Company’s financial statements and we do not expect the change to have a significant impact on our results of operations or financial position during the next twelve months.

As permitted by the guidance, we also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pre-tax income.

In our Successor period, January 31, 2007 through December 27, 2009, we are taxed as a C Corporation. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes based on tax laws as currently enacted.

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

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

In December 2007, the FASB issued “Business Combinations,” which is effective for annual periods beginning on or after December 15, 2008. The FASB retained the fundamental requirements to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition date for value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after December 29, 2008. We evaluated this statement but we have not had any business combinations; therefore, the adoption had no impact on our consolidated financial statements.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Company for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in the consolidated financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and the Company therefore removed the disclosure in this Annual Report.

In June 2009, the FASB issued “Amendments to FASB Interpretation No. 46(R).” This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. We are required to adopt the new guidance specified in the Consolidation topic of the ASC for our first quarter of 2010. We do not expect any changes in our consolidated entities pursuant to the updated guidance.

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

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

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

Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the 2009 presentation.

2. Property and equipment, net (in thousands):

	December 27, 2009 (a)	December 28, 2008 (a)
Leasehold improvements	$50,323	$53,202
Furniture, fixtures and equipment	35,725	37,236

	$86,048	90,438
Less accumulated depreciation and amortization (b)	29,900	24,798

	$56,148	$65,640

(a)

During 2009 and 2008 we recorded a provision for restaurant closings and remodels of approximately $3.0 million and $1.9 million, respectively. During 2009 and 2008, we recorded an asset impairment of $2.4 million and $1.9 million, respectively. The 2009 amount includes approximately $0.8 million related to our joint venture in India.

(b)	During 2009 and 2008 and Successor and Predecessor 2007, depreciation and amortization of property and equipment was $15.4 million, $15.6 million, $15.7 million and $1.3 million, respectively.

3. Intangibles (in thousands):

Goodwill

We have identified two reporting units for the purposes of evaluating goodwill for impairment. The carrying value of goodwill was allocated to each of our reporting units based upon the fair value of the reporting units at the date of the Merger.

The following table presents goodwill balances of these two reporting units and the activity during the twelve months ended December 27, 2009 and December 28, 2008:

	2009			2008
	Company-owned	Franchise	Total	Company-owned	Franchise	Total
Balance at beginning of year:
Goodwill	$194,786	$15,149	$209,935	$196,087	$15,149	$211,236
Accumulated impairment losses	—	(8,475)	(8,475)	—	—	—

	194,786	6,674	201,460	196,087	15,149	211,236

Activity during the year:
Impairment loses	—	(6,674)	(6,674)	—	(8,475)	(8,475)
Other adjustments	—	—	—	(1,301)	—	(1,301)

Balance at end of year:
Goodwill	194,786	15,149	209,935	194,786	$15,149	209,935
Accumulated impairment losses	—	(15,149)	(15,149)	—	(8,475)	(8,475)

	$194,786	$—	$194,786	$194,786	$6,674	$201,460

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

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

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or circumstances that would more likely than not reduce the carrying amount of a reporting unit below its fair value. The Company last performed its annual test for impairment as of December 28, 2008 and performed interim testing in the third quarter of 2009 due to the continuing economic downturn affecting our five year financial forecasts, resulting in the full impairment of goodwill in the amount of $6.7 million for the franchise segment. The fair value of the company owned segment was greater than its carrying value, and therefore no impairment was recorded. There was no further impairment required based on the Company’s test performed in the fourth quarter of 2009.

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

We calculated the fair value of the reporting units’ equity using a market approach based on option pricing principles. This method estimated the fair value of the reporting unit’s equity using inputs such as current debt, future expected interest payments over the term, expected volatility and risk-free rate. For purposes of our analysis, we used a three year term with an expected volatility of 40.0% and risk-free rate of 1.5%. Volatility assumptions were based on published estimates of the Company’s industry peer group. The Company considered each alternative in determining fair value of the reporting units, and in doing so concluded that given the current environment, the market-based equity pricing model (market approach) was most appropriate. This resulted in full impairment of goodwill in the amount of $6.7 million for the franchise reporting segment. No goodwill impairment was recorded for the Company-owned reporting segment as its fair value exceeded its carrying value by 38%. Had the volatility assumption in the market approach been at a point below 35%, Step 2 testing would have been performed on the Company-owned reporting segment and it is likely that an impairment of goodwill would have been necessary. Such tests were performed in the fourth quarter of 2009 with no further impairment deemed necessary.

Other Intangibles

The following table presents trademark, franchise rights acquired, franchise relationships and franchise agreements, net and the activity as of and for the year ended December 27, 2009:

	Trademark	Franchise Relationships	Franchise Rights Acquired	Franchise Agreements, net
December 28, 2008	$195,000	$17,300	$1,351	$4,888
Additions	—	—	250	—
Amortization	—	—	—	(1,239)
Impairment	(21,900)	(2,900)	—	—

December 27, 2009	$173,100	$14,400	$1,601	$3,649

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

We perform an annual impairment test on our trademarks and other indefinite lived intangible assets annually or earlier if impairment indicators exist. In connection with the impairment testing of the Company’s goodwill as of September 27, 2009, impairment testing was also performed on our trademarks and other indefinite lived intangible assets. We completed this test to determine any impairment value on trademarks, franchise relationships and franchise rights acquired by using the income approach which projects the present value of future cash flows attributable to these assets using the Relief from Royalty method.

Solely for the purposes of establishing inputs for the fair value calculations described above related to indefinite lived intangible assets, we assumed that the current economic downturn would continue domestically through 2010 with slight improvements in the second half of 2010, followed by growth in future years consistent with our growth prior to the recent downturn in the economy. Internationally, we assumed the continued downturn in the economy would continue in 2010 followed by growth in future years consistent with our growth prior to the recent downturn in the economy.

We applied gross margin assumptions consistent with the Company’s current trends and used a 4.4% growth factor. Discounting the projected cash flows of these indefinite lived intangible assets at 14.5%, a rate similar to that used in the Company’s goodwill impairment tests, we determined a value of $173.1 million for our trademarks and $14.4 million for our franchise relationships at September 27, 2009. Accordingly, we impaired $21.9 million of trademark and $2.9 million for franchise relationships intangibles at September 27, 2009. The fair value of the franchise rights acquired exceeded their carrying value. If the terminal growth rate used in the fair value calculation for trademarks and franchise relationships intangibles was decreased by 1%, the impairment charge would have increased by $10.3 million and $1.0 million, respectively. If the discount rate used in the fair value calculation for trademarks and franchise relationships was increased by 1%, the impairment charges would have increased by $16.0 million and $1.5 million, respectively. Our testing performed in the fourth quarter of 2009 did not require any further impairment charges.

Franchise Rights Acquired and Agreements

During 2009, the Company repurchased certain franchise development rights from one of its franchisees. This definite – lived intangible asset valued at $250 thousand will be amortized over an 8 year period. During 2007, we purchased 9 stores in Utah and Hawaii owned by two franchisees. The total purchase price of these indefinite-lived intangible assets was $4.0 million of which $2.6 million was allocated to fixed assets and $1.4 million was allocated to franchise rights.

Franchise agreements are definite lived assets and amortized over the life of the agreements.

Amortization expense was $1.2 million in 2009, $1.5 million in 2008 and $1.6 million in the Successor period 2007. At December 27, 2009 and December 28, 2008 accumulated amortization was $4.3 million and $3.1 million, respectively.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the indefinite lived asset impairment testing during the period ended December 27, 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing at year end 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

4. Deferred financing costs (in thousands):

Deferred financing costs consist of the following:

	December 27, 2009	December 28, 2008
Deferred financing costs	$12,301	$11,031
Less accumulated amortization	(3,324)	(2,097)

	$8,977	$8,934

Amortization expense of the deferred financing costs (included in interest expense) was $1.4 million in 2009, $1.1 million in 2008 and $962 thousand and $80 thousand in Successor and Predecessor 2007, respectively.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

In all years presented, deferred financing costs are amortized over the life of the related debt which is seven years for the Senior Credit Facility and eight years for the Senior Notes.

5. Accrued expenses (in thousands):

Accrued expenses consist of the following:

	December 27, 2009	December 28, 2008
Accrued payroll	$4,340	$4,275
Payroll, sales and other taxes	3,753	3,545
Rent and related costs	3,128	2,819
Rebates and other advances	1,912	2,067
Accrued health insurance	1,407	1,618
Franchise development fees	2,459	4,230
Other	5,632	4,418

	$22,631	$22,972

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

Our provision for income taxes is comprised of the following (in thousands):

	For year ended December 27, 2009	For year ended December 28, 2008	January 31- December 30, 2007
	Successor	Successor	Successor
Current
Federal	$—	$—	$—
State and Local	430	104	252
Foreign	318	—	911

	748	104	1,163

Deferred
Federal	(8,813)	7,332	779
State and Local	(1,284)	1,917	106

	(10,097)	9,249	885

Total income taxes	$(9,349)	$9,353	$2,048

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

The income tax benefit of $9.3 million in 2009 was primarily the result of a $10.3 million decrease in the Company’s deferred tax liability related to impairment charges. The 2008 tax expense of $9.4 million was related to the establishment of a valuation allowance in the amount of $35.0 million against our deferred tax assets.

The following table indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the Company’s effective tax rate:

	For year ended December 27, 2009	For year ended December 28, 2008	January 31- December 30, 2007
Statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.7%	4.3%	8.9%
Permanent difference	(0.3%)	(0.1%)	3.5%
Goodwill impairment	(6.4%)	(3.7%)	—
Tax credits	1.0%	0.1%	(5.3%)
Deferred tax adjustment	(0.4%)	(3.8%)	—
Valuation allowance	(10.1%)	(43.0%)	—
Other	(2.4%)	(0.3%)	1.7%

Effective tax rate	20.1%	(11.5%)	43.8%

As of December 27, 2009 and December 28, 2008 there were no reserves for uncertain tax positions. In addition, there were no changes to the reserves for the years then ended.

Effective for the first quarter of 2007, we adopted the provisions of FASB Interpretation “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB 109”. This guidance prescribes a recognition threshold and a related measurement model. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The adoption of the provisions of the guidance did not have a material impact on our consolidated financial statements.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

As permitted by “Accounting for Uncertainty in Income Taxes” an interpretation of “FAS 109”, we also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our tax provision. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 27, 2009, we do not have any accrued interest or penalties related to any unrecognized tax benefits.

Sbarro and it’s subsidiaries file income tax returns in various jurisdictions including United States federal and state jurisdictions and foreign jurisdictions. Our United States federal, and in most cases our major states income tax returns are no longer subject to income tax examination for years before 2006. The years subject to potential audit vary slightly depending on the taxing jurisdiction. Prior to the Merger, we were taxed as an S Corporation. On November 11, 2009 the Company agreed with the IRS to close the ongoing audit for the tax year ending December 31, 2006. The conclusion of the audit resulted in no change to the income tax for the C Corporation.

In our Predecessor period, we were taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986 and where applicable and permitted, under similar state and local income tax provisions. Prior to the Merger, the provision for income taxes which was comprised of taxes payable directly by us to the jurisdictions that do not recognize S corporation status or that tax entities based on net worth and of taxes withheld at the source of payment on foreign franchise income related payments, was as follows:

January 1– January 30, 2007
Predecessor
Current state and local	$—
Foreign	44

$44

The components of the deferred tax assets and liabilities included on the balance sheet are as follows (in thousands):

	December 27, 2009	December 28, 2008
Assets
Depreciation & amortization	$17,457	$16,474
Accruals and provisions	7,467	5,986
Net operating loss carry forwards	12,114	10,313
Tax credits	2,672	2,200
Valuation allowance	(39,710)	(34,973)

Total deferred tax assets	$—	$—

Liabilities, accruals and provisions	269
Intangible assets	76,672	87,238

Total deferred tax liabilities	$76,941	$87,238

Total net deferred tax liability	$76,941	$87,238

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient future taxable income during those periods in which temporary differences become deductible and/or net operating loss and tax credit carry forwards can be utilized. Management considers the level of historical taxable income, scheduled reversal of taxable temporary differences, projected future taxable income and impairment of other assets.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

Based on these considerations and the uncertainty surrounding the future economic climate, management believes that it is more likely than not that our net operating loss carry forward, foreign tax credit carry forward, and other deferred tax assets will not be realized. At December 27, 2009 the Company has a valuation allowance against these deferred tax assets of approximately $39.7 million.

We had federal and state net operating loss carry forwards of approximately $29.5 million at December 27, 2009, of which $27.5 million will expire in 2027 and the remaining $2.0 million will begin to expire in 2028. Our foreign tax credit carry forwards at December 27, 2009 and December 28, 2008 were approximately $2.3 million and $2.0 million respectively. The foreign tax credits will begin to expire in 2017. At December 27, 2009 the Company had a foreign NOL carry forward in India of approximately $1.2 million which has an indefinite carry forward period.

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

The indenture governing the notes contains certain events of default and restrictive covenants which are customary with respect to non-investment grade debt securities, including limitations on the incurrence of additional indebtedness, dividends, repurchases of capital stock, sales of assets, liens, mergers and transactions with affiliates. In addition, the notes contain cross-acceleration provisions and cross-default provisions tied to the Senior Credit Facilities and the Second Lien Facility.

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

In connection with the Merger, we borrowed the entire $183.0 million available under the Term Loan. On October 17, 2008 and November 18, 2008, we borrowed $8.0 million and $12.0 million, respectively, under the Revolving Facility. Additionally, as of December 27, 2009, there were $3.6 million in letters of credit outstanding. The letters of credit were issued instead of cash security deposits under our operating leases or to guarantee construction costs of our locations, and for run-out claims under our medical plan. As a result, as of December 27, 2009, our remaining borrowing availability under the Senior Credit Facilities was $5.4 million.

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

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

On March 26, 2009, we entered into an amendment to the Senior Credit Facilities which was designed to provide the Company with certain covenant relief and also to increase our operating flexibility for the remaining term of the facilities. Key provisions of the amendment include the following:

•	Permitted the incurrence of a new Second Lien Facility;

•	Required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility;

•	Required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facilities’ amount outstanding and commitment to $21.5 million;

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

EBITDA, as calculated under our bank credit agreement, includes certain additional adjustments as disclosed in our Senior Credit Facility amendment. The Company was in compliance with our minimum trailing twelve months EBITDA covenant under our amended bank credit agreement at December 27, 2009. Such minimums at the end of each quarter are as follows:

Fourth quarter 2009 – Third quarter 2010	$40 million
Fourth quarter 2010 – Third quarter 2011	$43 million
Fourth quarter 2011 – Third quarter 2012	$48 million
Fourth quarter 2010 – Third quarter 2013	$53 million
December 29, 2013 until maturity	$60 million

The maximum capital expenditure covenant limits our capital spend on a trailing twelve month basis to an annual spend of $12 million in 2009 and 2010, and an annual spend of $14 million in 2011 and 2012 and $15 million thereafter before giving affect of any carryover. A shortfall in any given twelve month period may be carried over to the immediately succeeding four fiscal quarters.

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

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

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

Maturities of Long Term Debt (in millions):

Fiscal Years Ending	As of 12/27/09
2010	—
2011	—
2012	—
2013	$12.5
2014	$180.3
2015 and thereafter	$150.0

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

Based on the quoted market price and trades the estimated fair value of our Senior Notes at December 27, 2009 approximated $117.8 million with a carrying value of $150.0 million. Fair value of the Senior Credit Facility was obtained from an independent source of composite bid prices from multiple dealers (level 2 input) and approximated $144.0 million at December 27, 2009 with a carrying value of $167.3 million. The fair value of the Second Lien was obtained from an independent source based on research broker quotes, as well as consideration of peer group credit spread analysis and was determined to be $24.2 million at December 27, 2009 with a carrying value of $22.0 million.

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

Rental expense under operating leases was as follows (in millions):

	2009	2008	2007
	(Successor)	(Successor)	(Combined)
Minimum rentals	$59	$59	$51
Common area charges	17	17	15
Percentage rent	3	2	2

	$79	$78	$68

Future minimum rental and other payments required under non-cancelable operating leases for our Sbarro and other concept restaurants as of December 27, 2009 are as follows (in millions):

Fiscal Years Ending:
2010	$78
2011	74
2012	69
2013	65
2014	60
Thereafter	166

$512

We are the principal lessee under operating leases for certain franchised restaurants and one other concept restaurant which are subleased to franchisees. Franchisees pay rent and related expenses directly to the landlord. Future minimum rental payments required under these non-cancelable operating leases for franchised restaurants that were open as of December 27, 2009 are as follows (in thousands):

Fiscal Years Ending:
2010	$1,071
2011	890
2012	847
2013	553
2014	272
Thereafter	934

$4,567

Future minimum rental payments required under non-cancelable operating leases for restaurants that had not opened as of December 27, 2009 are as follows (in thousands):

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

Fiscal Years Ending:
2010	$621
2011	695
2012	684
2013	697
2014	711
Thereafter	2,694

$6,102

In accordance with “Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others”, we have recorded a liability of approximately $18 thousand and $34 thousand in 2009 and 2008 respectively, which represents the fair value of the guarantees related to our guarantee of certain leases.

Construction contracts and other:

As of December 27, 2009, we were party to contracts for approximately $1.6 million with respect to the new construction and restaurant remodels. Payments of approximately $0.4 million were made on those contracts in 2009. The balance of the contracts is expected to be paid in 2010.

Product purchase distribution arrangement:

We have a contractual arrangement with a national independent wholesale distributor that commenced in February 2003 and that requires us, until January 2013, subject to early termination for certain specified causes, to purchase 95% of most of our food ingredients for our company-owned restaurants. The agreement does not, however, require us to purchase any specific fixed quantities. Among the factors that will affect the dollar amount of purchases we make under the contract are:

•	number of Sbarro locations open during the term of the contract;

•	level of sales made at Sbarro locations;

•	market price of mozzarella cheese and other commodity items;

•	price of diesel fuel; and

•	mix of products sold by Sbarro locations

Defined contribution plan:

We have a 401(k) Plan (“Plan”) for all qualified employees. The Plan provides for a discretionary 25% matching employer contribution of up to 4% of the employee’s deferred savings (maximum contribution of 1% of an employee’s salary). The employer contributions vest over five years. The employee’s deferred savings cannot exceed 15% of an individual participant’s compensation in any calendar year. Effective April 2009, the employee match was suspended indefinitely. Our contribution to the Plan was $17 thousand in 2009, $70 thousand in 2008, $61 thousand and $5 thousand in Successor and Predecessor 2007, respectively.

Litigation:

In September 2008, an action was commenced against the Company and other non related parties for an unspecified amount, in the United States District Court in Nevada, by a franchisee in connection with a franchise location he purchased in Las Vegas, NV from a prior franchisee. The franchisee claims Company representatives misled him by overstating sales and projected sales and understating expenses. This action is in the process of being settled with no liability due from the Company. No accruals have been recorded in the Company’s financial statements at December 27, 2009.

In November 2008, an action was commenced by partners in a joint venture against the Company for an unspecified amount in the Supreme Court of New York in Suffolk County. The joint venture operated two locations. Sbarro, as a result of the joint venture partners failure to meet a capital call, diluted their interest in the partnership so that they no longer had any rights, entitlement or interest therein. The Company intends to defend its rights under this action and the outcome is uncertain. No accruals have been recorded in the Company’s financial statements at December 27, 2009.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

In March 2008, the Company became a party to a purported class action lawsuit, in the Superior Court of the State of California for the County of Los Angeles, alleging that the Company violated regulations related to meal breaks, rest breaks and payroll related matters. The Company has reached a settlement agreement, pending final court approval, in an amount approximating $550,000, which was accrued for in the Company’s financial statements at December 27, 2009.

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

The fair values of cash and cash equivalents, accounts receivables-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. Based on the quoted market price and trades, the estimated fair value of our Senior Notes as of December 27, 2009 approximated $117.8 million. Fair value of the Senior Credit Facility was obtained from an independent source of composite bid prices from multiple dealers (level 2 input) and approximated $144.0 million as of December 27, 2009.

Fair value of the Second Lien was obtained from an independent source based on research broker quotes, as well as consideration of peer group credit spread analysis and was determined to be $24.2 million at December 27, 2009.

The fair values of goodwill and intangible assets were determined using level 3 inputs. The level 3 fair values were determined using both the market approach and the income approach (discounted cash flow). The market approach determined the fair value using an options valuation model. This model estimated the fair value of the Company’s equity using inputs such as current debt, future expected interest payments over the term, expected volatility and risk-free rate. The fair value of certain intangibles was determined under the discounted cash flow approach. In doing so, the Company determined fair value based on estimated future cash flows discounted at a rate commensurate with the Company’s risk characteristics. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. We assumed that the current economic downturn would continue domestically in 2010 with slight improvements in the second half of the year, followed by moderate growth in future years consistent with our growth prior to the recent downturn in the economy. Internationally, we assumed the continued downturn in the economy would continue through 2010 with slight improvements in future years. This is discussed further in Note 3 – Intangibles to our Consolidated Financial Statements.

10. Transactions with related parties:

On March 26, 2009, we entered into a new Second Lien Facility. The Second Lien Facility provides for a $25.5 million secured term loan facility. The loan under the Second Lien Facility was made by Column Investments S.a.r.l., an affiliate of MidOcean. In connection with closing the Second Lien Facility, we borrowed the entire $25.5 million available under the facility which provided for cash proceeds of $25.0 million (representing a 1.96% discount). The Second Lien Facility matures in 2014. See Note 7 – Long Term Debt for additional information.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

In connection with the Merger, Holdings and the Company entered into a professional services agreement with MidOcean US Advisor, LP, an affiliate of MidOcean (“MidOcean Advisor”). The professional services agreement provides that MidOcean Advisor will have the right to receive from the Company an annual management fee of $1.0 million and reimbursement of expenses reasonably incurred by it for providing management and other similar services to the Company each year, as well as a closing fee for services provided to the Company in connection with the Merger in the amount of $2.0 million, which was paid on January 31, 2007. In both 2009 and 2008, a management fee of $1.0 million plus expenses was incurred.

During 2008, Sbarro loaned Holdings $0.3 million to purchase shares of Holdings from two former senior managers in connection with their termination from the Company. The loan does not bear interest and has been classified as a reduction of shareholder’s equity.

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

In June 2003, Anna Missano, spouse of Anthony Missano and the daughter of Joseph Sbarro, issued to us a note for approximately $90 thousand for royalties due us for 2001 and 2000. The note was repayable at approximately $10 thousand per year, including interest at 2.96% per annum, with a balloon payment due on June 30, 2010. The principal balance of the note at December 27, 2009 was approximately $68 thousand.

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

We provided administrative services to Boulder Creek Steakhouse for $939 thousand and $50 thousand for Successor and Predecessor 2007, respectively.

11. Provision for asset impairment and restaurant closings/remodels (in thousands):

The provision for asset impairment and restaurant closings/remodels consists of the following:

	2009	2008	2007	2007
	Successor	Successor	Successor	Predecessor
Impairment of assets	$2,429	$1,919	$500	$—
Write-offs related to restaurant closings/remodels	1,066	—	—	—
Restaurant closings/remodels	1,920	1,895	858	74

	$5,415	$3,814	$1,358	$74

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

12. Quarterly financial information (unaudited) (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenues	$79,582	$80,134	$85,529	$94,040
Gross profit (a)	$64,084	$64,503	$68,541	$75,852
Net loss (b)	$(5,710)	$(6,469)	$(24,521)	$(499)

2008
Revenues	$83,238	$85,382	$91,867	$98,677
Gross profit (a)	$65,856	$65,996	$71,652	$77,985
Net loss (c)	$(2,751)	$(4,981)	$(1,174)	$(82,362)

(a)	Gross profit represents the difference between revenues and the cost of food and paper products.
(b)

In the third quarter of 2009, we recorded impairment charges of $6.7 million, $21.9 million and $2.9 million to reduce the carrying value of goodwill, trademarks and franchise relationships, respectively.

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

13. Business Segment and Geographic Information

We operate our business through two segments. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR’s, joint ventures and other concept restaurants. Our franchise restaurant segment is comprised of our franchised restaurants which offer opportunities worldwide for qualified operators to conduct business under the Sbarro name and other trade names owned by Sbarro. Revenue from our franchised restaurant segment is generated from initial franchise fees, ongoing royalties and other franchising revenue. We do not allocate indirect corporate charges to our operating segments. Such costs are managed on an entity-wide basis, and the information to reasonably allocate such costs is not readily available. We do not allocate assets by segment because our chief operating decision makers do not review the assets by segment to assess performance, as the assets are managed on an entity-wide basis.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Continued)

The following table sets forth the information concerning the revenue and operating (loss) income before unallocated costs of each of our company-owned and franchised restaurant segments:

	Company Owned Restaurants(1)	Franchise Restaurants	Totals
		(In thousands)
2009 (Successor)
Total revenue	$324,401	$14,884	$339,285

Operating (loss) income before unallocated costs	$(1,385)	$8,878	$7,493
Unallocated costs and expenses (2)			25,340

Operating loss (4)			$(17,847)

2008 (Successor)
Total revenue	$343,323	$15,841	$359,164

Operating (loss) income before unallocated costs	$(39,197)	$11,216	$(27,981)

Unallocated costs and expenses (2)			24,808

Operating loss (5)			$(52,789)

1/1/07 – 1/30/2007 (Predecessor)
Total revenue	$23,917	$993	$24,910

Operating (loss) income before unallocated costs	$(28,166)	$594	$(27,572)

Unallocated costs and expenses (2)			2,445

Operating loss (3)			$(30,017)

1/31/07 – 12/30/2007 (Successor)
Total revenue	$319,342	$14,543	$333,885

Operating income before unallocated costs	$44,504	$10,168	$54,672

Unallocated costs and expenses (2)			19,407

Operating income			$35,265

2007 (Combined)
Total revenue	$343,259	$15,536	$358,795

Operating income before unallocated costs	$16,338	$10,762	$27,100

Unallocated costs and expenses (2)			21,852

Operating income (3)			$5,248

(1)	Total revenue includes restaurants sales in the Successor period and restaurant sales and real estate revenue in the Predecessor period.
(2)	Represents certain general and administrative expenses that are not allocated by segment.
(3)	2007 includes $31.4 million related to the special event bonuses.
(4)

In 2009, we recognized goodwill and intangible asset impairment charges of $6.7 million and $24.8 million, respectively. This transaction is discussed in further detail under Note 3 – Intangibles to our Consolidated Financial Statements included in this Report

(5)	In 2008, we recognized goodwill and intangible asset impairment charges of $8.5 million and $60.0 million, respectively

Geographic Information

The Company recorded revenues of $329.5 million and $9.8 million, $349.3 million and $9.8 million and $350.4 million and $8.4 million in the United States and all of their foreign countries in 2009, 2008 and combined 2007 respectively.

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

The following condensed consolidating financial information presents:

(1)

Condensed unaudited consolidating balance sheets as of December 27, 2009 and December 28, 2008 and unaudited statements of operations and cash flows for the twelve months ended December 27, 2009 and December 28, 2008 of: (a) Sbarro (the “Parent”), (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group, and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate the Parent with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the Parent on the cost method.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet - Successor

As of December 27, 2009

ASSETS

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:

Cash and cash equivalents	$23,713	$2,464	$686	$—	$26,863
Receivables
Franchise	2,237	—	—	—	2,237
Other	2,549	304	63	—	2,916

	4,786	304	63	—	5,153
Inventories	1,152	1,643	112	—	2,907
Prepaid expenses	1,094	533	144	—	1,771

Total current assets	30,745	4,944	1,005	—	36,694

Intercompany receivables	(43,062)	45,250	(2,472)	284	—

Investment in subsidiaries	73,468	—	1,240	(74,708)	—

Property and equipment, net	19,358	36,415	605	(230)	56,148
Goodwill	194,786	—	—	—	194,786
Trademarks	173,100	—	—	—	173,100
Other intangible assets	19,650	—	—	—	19,650
Deferred financing costs, net	8,977	—	—	—	8,977
Other assets	1,745	201	848	(1,726)	1,068

	$478,767	$86,810	$1,226	$(76,380)	$490,423

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet - Successor

As of December 27, 2009

LIABILITIES AND SHAREHOLDER’S EQUITY

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$8,730	$164	$138	$—	$9,032
Accrued expenses	19,329	2,599	933	(230)	22,631
Accrued interest payable	7,935	—	—	—	7,935

Total current liabilities	35,994	2,763	1,071	(230)	39,598

Deferred rent	139	6,343	—	—	6,482
Deferred tax liability	76,941	—	—	—	76,941
Due to former shareholders & other liabilities	12,508	—	—	—	12,508
Accrued interest payable	3,048	—	—	—	3,048
Long-term debt	336,095	—	—	—	336,095

Shareholders’ equity:
Common stock, $.01 par value, 1000 shares authorized, 100 issued & outstanding	—	—	484	(484)	—
Additional paid-in capital	139,340	68,302	1,910	(70,212)	139,340
Currency translation adjustments	200	—	255	(255)	200
Advances to MidOcean SBR Holding	(305)	—	—	—	(305)
(Accumulated deficit) retained earnings	(125,838)	7,509	(2,310)	(5,199)	(125,838)

Total shareholders’ equity	13,397	75,811	339	(76,150)	13,397
Noncontrolling interest	645	1,893	(184)	—	2,354

Total shareholders’ equity, including noncontrolling interests	14,042	77,704	155	(76,150)	15,751

Total liabilities and shareholders’ equity	$478,767	$86,810	$1,226	$(76,380)	$490,423

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Statement of Operations - Successor

For the twelve months ended December 27, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$137,462	$184,783	$2,156		$324,401
Franchise related income	14,884	—	—		14,884

Total revenues	152,346	184,783	2,156	—	339,285

Costs and expenses:
Cost of food and paper products	32,916	32,743	646		66,305
Payroll and other employee benefits	36,163	52,358	789		89,310
Other operating costs	49,982	68,729	2,104		120,815
Other income, net	(455)	(3,330)	(118)		(3,903)
Depreciation and amortization	7,656	8,885	75		16,616
General and administrative	30,792	—	308		31,100
Intercompany charges	(13,979)	13,893	86		—
Goodwill and other intangible asset impairment	31,474	—	—		31,474
Asset impairment, restaurant closings	1,490	3,140	785		5,415

Total costs and expenses, net	176,039	176,418	4,675	—	357,132

Operating (loss) income	(23,693)	8,365	(2,519)	—	(17,847)

Other (expense) income:
Interest expense	(28,240)	—	—	—	(28,240)
Write-off of deferred financing costs	(423)	—	—	—	(423)
Interest income	34	—	—	—	34

Net other (expense) income	(28,629)	—	—	—	(28,629)

Equity in loss of subsidiaries	6,764	—	—	(6,764)	—
(Loss) income before income taxes and equity investments	(45,558)	8,365	(2,519)	(6,764)	(46,476)
Income tax benefit	(9,349)	—	—	—	(9,349)

(Loss) income before equity investments	(36,209)	8,365	(2,519)	(6,764)	(37,127)
Loss from equity investments	—	—	(213)	—	(213)

Net (loss) income	(36,209)	8,365	(2,732)	(6,764)	(37,340)
Less: Net income (loss) attributable to noncontrolling interests	(990)	—	1,131	—	141

Net (loss) income attributable to Sbarro, Inc.	$(37,199)	$8,365	$(1,601)	$(6,764)	$(37,199)

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Statement of Cash Flows

For the period December 27, 2009

(In thousands)

Operating Activities:	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	(36,209)	8,365	(2,732)	(6,764)	(37,340)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill and intangible asset impairment charges	31,474				31,474
Depreciation and amortization	7,656	8,885	75	—	16,616
Amortization of deferred financing costs	1,518	—	—	—	1,518
Provision for doubtful accounts receivable	2,422				2,422
Increase in deferred rent, net of tenant allowance	566	1,197	16	—	1,779
Asset impairment & restaurant closings/remodels	996	2,045	1,150	—	4,191
Write-off of deferred financing costs	423	—	—		423
Changes in deferred income taxes, net	(10,297)				(10,297)
Equity in net loss of unconsolidated affiliates	—		213		213
Changes in operating assets and liabilities, net of effects of merger:
(Increase) decrease in receivables	(324)	199	379	(371)	(117)
Decrease in inventories	90	77	8	—	175
(Increase) decrease in prepaid expenses	(131)	57	169	—	95
Increase in other assets	(126)	—	—	—	(126)
Decrease (increase) in accounts payable, accrued expenses and other liabilities	(6,368)	(580)	896	(156)	(6,208)
Increase in accrued interest payable	3,693	—	—	—	3,693

Net cash provided by (used in) operating activities	(4,617)	20,245	174	(7,291)	8,511

Investing Activities:
Purchases of property and equipment	(2,164)	(6,158)	(486)	—	(8,808)
Investment in joint ventures	(130)	—	—	—	(130)
Contributions from partners to joint ventures	—		—	—	—
Cash paid for merger, net of cash acquired		—	—	—	—

Net cash used in investing activities	(2,294)	(6,158)	(486)	—	(8,938)

Financing Activities:

Proceeds from 2nd Lien	25,000	—	—	—	25,000
Repayment of secured loan and revolving loan	(32,958)	—	—	—	(32,958)
Debt issuance and credit agreement costs	(1,849)	—	—	—	(1,849)
Capital contribution from noncontrolling interests		—	510	—	510
Repayment of short term loan to noncontrolling interests		—	(368)	—	(368)
Distribution of earning to noncontrolling interests	(1,331)				(1,331)
Intercompany balances	7,513	(15,091)	287	7,291	—

Net cash (used in) provided by financing activities	(3,625)	(15,091)	429	7,291	(10,996)

Increase in cash and cash equivalents	(10,536)	(1,004)	117	—	(11,423)
Cash and cash equivalents at beginning of period	34,249	3,468	569	—	38,286

Cash and cash equivalents at end of period	23,713	2,464	686	—	26,863

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$210	—	—	—	$210
Cash paid during the period for interest	$22,922	—	—	—	$22,922

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

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Statement of Operations - Successor

For the twelve months ended December 28, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$148,380	$192,850	$2,093	$—	$343,323
Franchise related income	15,841	—	—	—	15,841
Intercompany charges	20,685	(20,525)	(160)	—	—

Total revenues	184,906	172,325	1,933	—	359,164

Costs and expenses:
Cost of food and paper products	36,648	40,307	720	—	77,675
Payroll and other employee benefits	39,119	55,700	721	—	95,540
Other operating costs	52,975	70,071	1,358	—	124,404
Other income, net	(1,278)	(3,149)	(71)	—	(4,498)
Depreciation and amortization	7,664	9,275	155	—	17,094
General and administrative	29,449	—	—	—	29,449
Asset impairment, restaurant closings	68,475	—	—	—	68,475
Goodwill & other intangible asset impairment	372	3,442	—	—	3,814

Total costs and expenses, net	233,424	175,646	2,883	—	411,953

Operating (loss) income	(48,518)	(3,321)	(950)	—	(52,789)

Other (expense) income:
Interest expense	(28,368)	—	(40)	—	(28,408)
Interest income	169	2	—	—	171

Net other (expense) income	(28,199)	2	(40)	—	(28,237)

Equity in loss of subsidiaries	(5,220)	—	—	5,220	—
(Loss) income before income taxes and equity investments	(81,937)	(3,319)	(990)	5,220	(81,026)
Income tax expense	9,353	—	—	—	9,353

(Loss) income before equity investments	(91,290)	(3,319)	(990)	5,220	(90,379)
Loss from equity investments	—	—	(243)	—	(243)

Net (loss) income	(91,290)	(3,319)	(1,233)	5,220	(90,622)
Less: Net loss (income) attributable to noncontrolling interests	22	(1,039)	371	—	(646)

Net (loss) income attributable to Sbarro Inc.	$(91,268)	$(4,358)	$(862)	85,220	$(91,268)

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Statement of Cash Flows - Successor

For the twelve months ended December 28, 2008

(In thousands)

Operating Activities:	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Net (loss) income	$(91,290)	$(3,319)	$(1,233)	$5,220	$(90,622)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Goodwill and intangible asset impairment charges	68,475	—	—	—	68,475
Depreciation and amortization	7,664	9,275	155	—	17,094
Amortization of deferred financing costs	1,133	—	—	—	1,133
Provision for doubtful accounts receivable	486	—	—	—	486
Increase (decrease) in deferred rent, net	881	1,213	—	—	2,094
Asset impairment and restaurant closings/remodels	372	3,442	—	—	3,814
Deferred income taxes	8,944	—	—	—	8,944
Equity in net loss of unconsolidated affiliates	—	—	243	—	243
Equity in loss of subsidiaries	5,220	—	—	(5,220)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,408)	360	(895)	371	(1,572)
Decrease (increase) in inventories	67	11	27	—	105
Decrease (increase) in prepaid expenses	530	(180)	(46)	—	304
Increase in other assets	(217)	(86)	—	—	(303)
Increase (decrease) in accounts payable and accrued expenses	2,601	(1,963)	296	(22)	912
Decrease in accrued interest payable	(455)	—	—	—	(455)

Net cash provided by (used in) operating activities	3,003	8,753	(1,453)	349	10,652

Investing Activities:
Purchases of property and equipment	(4,106)	(13,505)	(21)	—	(17,632)
Purchases of franchise and other locations	—	(1,261)	—	—	(1,261)
Investment in joint ventures	(269)	—	—	—	(269)

Net cash used in investing activities	(4,375)	(14,766)	(21)	—	(19,162)

Financing Activities:
Proceeds from secured term loan	20,000	—	—	—	20,000
Repayment of secured term loan	(1,830)	—	—	—	(1,830)
Advances to MidOcean SBR Holding	(305)	—	—	—	(305)
Capital contribution from noncontrolling interest	—	—	1,076	—	1,076
(Repayment) proceeds of short-term loan to/from noncontrolling interest	—	—	396	—	396
Distribution of earnings to noncontrolling interest	(1,408)	—	—	—	(1,408)
Intercompany balances	(6,529)	6,588	290	(349)	—

Net cash provided by (used in) financing activities	9,928	6,588	1,762	(349)	17,929

Increase (decrease) in cash and cash equivalents	8,556	575	288	—	9,419
Cash and cash equivalents at beginning of period	25,693	2,893	281	—	28,867

Cash and cash equivalents at end of period	$34,249	$3,468	$569	$—	$38,286

Supplemental disclosure of cash flow information:
Cash paid during period for income taxes	$214	$—	$—	$—	$214
Cash paid during period for interest	$27,572	$—	$—	$—	$27,572

Supplemental non-cash financing activities:

In June 2008 and June 2007, we entered into a non-cash insurance premium financing agreement for $3.0 million and $3.5 million respectively.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A(T).	Controls And Procedures

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 27, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 27, 2009 based on the criteria set forth by COSO in Internal Control – Integrated Framework.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the applicable guidance of the Securities and Exchange Commission that permits the Company to provide only management’s report in this Annual Report.

Changes to Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 27, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On March 26, 2010, the Company’s Board of Directors approved a cash bonus plan for corporate office employees of the Company, including its named executive officers, for the 2010 fiscal year (The “2010 Bonus Plan”). The 2010 Bonus Plan is intended to assist the Company in attracting, retaining, and motivating executive officers and key employees, and to increase the linkage between executive compensation and corporate performance and to enable the Company to pay cash bonuses based upon achievement by the Company of annual operating goals based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in accordance with the Company’s bank credit agreement. Payments under the 2010 Bonus Plan are contingent upon the employee’s continued employment with the Company on the date of payment, except for employees who die or become disabled during the year as they will remain eligible for a pro-rated bonus except as may be provided for under a separate employment agreement. The payment date for participants is expected to be 15 days after the first quarter 2011 financial statements have been filed with the Securities and Exchange Commission, but no later than May 30, 2011.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

The following table sets forth our directors, executive officers and key employees, their ages and the positions held by them as of March 26, 2010.

Name	Age	Present Position	Other Positions Held During Past Five Years
Peter Beaudrault	55	Chairman of the Board of Directors (since January 2007), President and Chief Executive Officer (since March 2005)	Corporate Vice President and President of Quick Service Division

Anthony J. Missano	51	President, Business Development (since February 2004) and Corporate Vice President (since 1996)	President of Quick Service Division

Carolyn M. Spatafora	44	Chief Financial Officer (since December 2009)	Senior Vice President of Finance, Vice President of Finance and Controller, Director of Finance and Controller

Stuart Steinberg	53	General Counsel (since 2001) and Secretary (since January 2007)	Assistant Secretary

Harsha Agadi	47	Director (since 2009)	None

Dennis Malamatinas	54	Director (since January 2007)	None

Nicholas McGrane	41	Director (since January 2007)	None

Michael O’Donnell	53	Director (since January 2007)	President and Chief Executive Officer

Robert Sharp	44	Director (since January 2007)	None

Peter Beaudrault was elected President and Chief Executive Officer in March 2005, and became Chairman of the Board of Directors in January 2007 in connection with the Merger. Prior to March 2005, Mr. Beaudrault served as Corporate Vice President and President of our Quick Service Division since joining us in January 2004. Prior to joining Sbarro, Mr. Beaudrault was an industry consultant from January 2003 and for more than five years prior to that was the President and Chief Executive Officer of the Hard Rock Cafe International, a restaurant chain. Mr. Beaudrault was elected a member of our Board of Directors in November 2005.

Anthony J. Missano joined us in 1975 and was elected President of Business Development in February 2004. He has been a Corporate Vice President since 1996 and served as President of our Quick Service Division from January 2000 until February 2004.

Carolyn M. Spatafora was appointed Chief Financial Officer on December 30, 2009. Prior to December 30, 2009, Ms. Spatafora served as the Senior Vice President of Finance, assuming the responsibilities of Daniel G. Montgomery whose employment with the Company was terminated effective May 5, 2009. Ms. Spatafora joined Sbarro in March 2005 as Director of Finance and Controller. Prior to joining Sbarro, Ms. Spatafora was employed by Adecco, a staffing services company, for ten years as a Director and Assistant Vice President in positions of Internal Audit and Information Technology. Ms. Spatafora spent the first five years of her career at KPMG and is a Certified Public Accountant in the state of New York.

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

Dennis Malamatinas serves as Chief Executive Officer of Marfin Investment Group, the leading investment holding company in Southeast Europe with $10 billion in assets. He is also the non-executive Chairman of Vivartia, the largest food company in South East Europe with sales of $2 billion. He serves on the following boards as a non-executive Director: SSP Group, Ltd., Saxo Bank, Celio Group Ltd. and also as a member of the Advisory Board of MidOcean Partners. Previously he has served as the worldwide CEO of Burger King Corp., CEO of Smirnoff Vodka, CEO of Pepsi-Cola Italy, Chairman and CEO of Priceline Europe, President of Diageo Pic Asia division, CEO of Metaxa Distillers, and has served in various management positions with Procter & Gamble international where he started his career. He had served as a non-executive Director of Reuters Plc., non-executive Chairman of Metro International, non-executive Director of Alltracle Plc., MCB Ltd., IRF European Investments, Chairman of Philox Ltd and as Executive Director of Diageo Plc.

Nicholas McGrane is a Partner of MidOcean. Prior to joining MidOcean in 2003, Mr. McGrane was a Vice President at DB Capital Partners. Prior to joining DB Capital Partners’ predecessor BT Capital Partners in 1997, Mr. McGrane was Director of Business Development at Imax Corporation, the large screen entertainment company. Mr. McGrane also has experience as a consultant at Bain & Company and a financial analyst at Kidder, Peabody & Co. Incorporated, Mr. McGrane serves as a Director of True 2 Form, Inc. and Hunter Fan Company.

Michael O’Donnell has been President and Chief Executive Officer of Ruth’s Hospitality Group Inc. since August 2008. Prior to that he had been Chairman of the Board of Directors, Chief Executive Officer and President of Champps Entertainment, Inc., a restaurant chain operator and franchisor, from March 2005 until October 2007 when Champps Entertainment was sold. He served as our President and Chief Executive Officer from September 2003 until March 2005. Prior to his joining Sbarro, Mr. O’Donnell was an industry consultant from January 2003 and, for more than five years prior to that, was the President and Chief Executive Officer of New Business at Outback Steakhouse Inc., a restaurant chain. Mr. O’Donnell was previously a Director of Sbarro from September 2003 until March 2005. Mr. O’Donnell is also a Director of Cosi, Logan’s and Ruth’s Hospitality Group, Inc.

Robert Sharp is a Partner of MidOcean. Prior to his current position, Mr. Sharp was a Managing Director at DB Capital Partners. Previously, Mr. Sharp was a Principal at Investcorp International Inc., a leading corporate investment group. Earlier, he served as a Vice President at BT Securities, specializing in bank lending and high yield and equity underwriting, as an Executive Vice President at Remsen Partners Ltd., a private investment firm, and as an associate in the mergers and acquisitions group at Drexel Burnham Lambert. Mr. Sharp is also a Director of Hunter Fan Company, Totes—Isotoner Corporation, Bushnell, Inc. and Stratus Technologies.

Harsha Agadi serves as Chairman and CEO of GHS Holdings, LLC. Prior to his current position, Mr. Agadi had been President and CEO of Church’s Chicken, Inc. from 2004 through 2009. From 1997 through 2000 he was President of Little Caesars, Inc. Mr. Agadi currently serves on the Board of Church’s Chicken, Inc., Bijoux Terner, Inc. and Fuqua School of Business, Duke University.

Our Board of Directors

As of December 27, 2009, our Board of Directors consisted of six members, who serve until the next annual meeting of shareholders or until his or her successor has been elected and qualified. Directors may be removed at any time, with or without cause, by vote of our shareholders. See Item 13 – Certain Relationships and Related Transactions and Director Independence under the caption “LLC Agreement” for details regarding arrangements and understandings with respect to the composition of our Board of Directors.

Our Board of Directors has two standing committees: an audit committee and an executive committee.

Audit Committee

The audit committee selects our independent accountants, reviews our internal accounting procedures, monitors compliance with our code of ethics and reports to our board of directors with respect to other auditing and accounting matters, the scope of annual audits, fees to be paid to our independent accountants and the performance of our independent accountants. The members of the audit committee are Nicholas McGrane, Robert Sharp, Harsha Agadi and Michael O’Donnell. Nicholas McGrane serves as the Chair of the Audit Committee. Our Board of Directors has determined that two members of our Audit Committee, Michael O’Donnell and Harsha Agadi are qualified to be “audit committee financial experts” within the meaning of the SEC regulations. The Board reached its conclusion as to the qualifications of Mr. O’Donnell and Mr. Agadi based on each individuals’ education and experience in analyzing financial statements with a variety of companies.

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

Code of Ethics

We adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. A copy of our Code of Ethics has been filed as an exhibit to this report. We undertake to provide to any person, without charge, upon request, a copy of our Code of Ethics. If you would like a copy of our Code of Ethics, please write to our Chief Financial Officer, Sbarro, Inc., 401 Broadhollow Road, Melville, New York 11747-4714.

Item 11.	Executive Compensation

For the fiscal year ended December 27, 2009, our named executive officers were Peter Beaudrault, Carolyn Spatafora, Dan Montgomery, Anthony Puglisi, Anthony Missano and Stuart Steinberg. We refer to our named executive officers for the fiscal year ended as of December 27, 2009 as the “Named Executive Officers” or “NEO’s.”

Compensation Policies and Practices

The primary objectives of our 2009 executive compensation program were to:

•	attract and retain the best possible executive talent,

•	achieve accountability for performance by linking annual cash and long term incentive awards to achievement of measurable performance objectives, and

•	align executives’ incentives with shareholder value creation, primarily through incentive rewards for growth in EBITDA and achievement of increased value upon a sale transaction.

Our executive compensation programs were designed to encourage our executive officers to operate the business in a manner that enhances shareholder value. An objective of our compensation program is to align interests of our executive officers with our shareholders’ short and long term interests by tying a substantial portion of our executives’ overall compensation to our financial performance, specifically EBITDA as calculated under our bank credit agreement. Our compensation philosophy provides for a direct relationship between compensation and the achievement of our goals and seeks to include management in upside rewards.

Compensation Process

As of December 27, 2009, our board of directors consisted of five non-employee directors and one employee director, Peter Beaudrault, Chairman of the Board. Our board of directors does not have a Compensation Committee. Decisions regarding the compensation of executive officers are made by our board of directors.

The Board has responsibility for approving all compensation and short and long term awards to executive officers, which includes the chief executive officer and the chief financial officer. In addition, the Board reviews and approves all annual executive bonus plans and approves revisions to the compensation or bonus plans.

Compensation Design and Elements

We seek to achieve an overall compensation program that provides foundational elements such as base salary and benefits that are sufficient to attract and retain our key executives, in light of their prior compensation packages and opportunities available to them at other companies as well as an opportunity for variable incentive compensation when short and long term performance goals are met. Our executive compensation in 2009 consisted of the following components:

•	Base salary;

•	Annual cash bonus incentive(s) through our Bonus Plan (as defined below); and

•	A special incentive bonus opportunity based on the value of the Company’s equity in a sale transaction or similar extraordinary event.

Base Salary. Base salary was established based on the experience, skills, knowledge and responsibilities required of the executive officers in their roles. When establishing base salaries of the executive officers, a number of factors were considered, including the years of service, duties and responsibilities, the ability to replace the individual and the base salary at the individual’s prior employment. We sought to maintain base salaries that are competitive with the marketplace in light of our executives prior compensation packages and opportunities available to them at other companies to allow us to attract and retain executive talent. The company does not perform any benchmarking analysis.

Salaries for executive officers are reviewed on an annual basis, at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances may require review. Increases in salary are based on evaluation of factors such as the individual’s level of responsibility, performance and level of compensation compared to comparable companies. In January 2009, Anthony Missano’s salary was increased from $320,000 to $350,000. Effective May 5, 2009, Ms. Spatafora was promoted from Vice President of Finance and Controller to Senior Vice President of Finance and assumed the responsibilities of Financial Officer. In connection with such promotion, her base salary was increased from $195,000 to $220,000.

The base salaries of Messrs. Beaudrault and Steinberg for 2009 were established through negotiations with representatives of MidOcean in connection with the Merger. Mr. Missano’s increase in 2009 was approved by the Board of Directors and was based on the current market value of his position and experience. Mr. Montgomery’s base salary for 2009 was determined by recommendations from executive search firms based on current market conditions.

Annual Cash Bonus Incentive. Annual cash bonus incentives were established pursuant to our Corporate Employee Bonus Plan for 2009 (the “Bonus Plan”), which was approved by the Board in the first quarter of 2009. The objective of the Bonus Plan was to reward executive officers for the Company’s performance, as measured by EBITDA as calculated under our bank credit agreement and defined as earnings before interest, taxes, depreciation and amortization and other credit agreement add backs. The targets under the bonus plans were established based on our budgeted EBITDA for 2009.

Annual target cash bonuses are determined initially as a percentage of each executive officer’s base salary for the fiscal year, and the payment of target cash bonuses depends upon the achievement of the pre-determined performance targets. The target cash bonus is established based on an individual’s level of responsibility. The Bonus Plan began funding a bonus pool when the Company’s bank credit agreement EBITDA exceeded $47 million. The bank credit agreement EBITDA did not exceed $47 million in 2009. As a result, no annual bonus awards were paid with respect to 2009.

Long-term Equity Compensation. The purpose of the long-term incentive awards is to provide the executive officers with an incentive to increase the long-term value of the Company and to seek to achieve meaningful annual performance targets, thereby aligning their economic interests with the interests of MidOcean and our other owners. The incentive packages were negotiated directly by the executive officers with representatives of MidOcean. The executive officers and certain other members of senior management received long-term incentive awards from Holdings in connection with the Merger as compensation for their services to Holdings. These incentive awards consist of Class B units and Class C units that are non-voting profit interests in Holdings (collectively, the “Units”) that are subject to time and performance vesting requirements, respectively. The Class B Units vest, so long as the member is an employee of Sbarro or a subsidiary as of the applicable anniversary date of the issuance of the Class B Units, at 20% of the total number of Class B units issued to a member on a given date on each of the first five anniversaries of the issuance date. The Class C units vest, so long as the member is an employee of Sbarro or a subsidiary as of the applicable anniversary date of the issuance of the Class C units, at 20% of the total number of Class C Units issued to a member on a given date on each of the first five anniversaries of the issuance date so long as certain performance targets, based on the Company’s EBITDA, for the fiscal year end immediately prior to the applicable anniversary date as established by the Board are achieved. The Board has discretion to adjust the annual performance targets to account for acquisitions and dispositions as well as the effects of non-recurring items or changes in accounting principles mandated by GAAP. In 2009, the Board reset the targets for the Class C Units. The Units that are unvested shall cease vesting and shall be forfeited when a holder ceases to be an employee. In the event that the performance targets are not met, the Class C units due to vest, will not vest and shall be forfeited. Notwithstanding the foregoing, both Class B and Class C units vest in the event of a change in control of Sbarro. See “Potential Payments Upon Termination or Change of Control.”

All of the authorized Class B units were issued in connection with the Merger. The Board of Directors of Holdings has the authority to issue the remaining authorized but unissued Class C units as well as to authorize and issue additional units. Subsequent to the Merger, the Board authorized and approved the issuance of Class B and C Units to new members of senior management and Class C Units to new members of the Board that were forfeited from former executive officers, members of senior management or other Board members.

Other Compensation. We also provide our Named Executive Officers with an employee benefit package which includes medical, dental, life, and disability coverage, and a car allowance program.

We expect that our compensation objectives and salary and annual bonus components will be substantially similar in 2010 to those described for fiscal year 2009. With the addition of awards of incentive units to our compensation program, determinations regarding compensation packages and annual awards will also take into account the value and impact of these equity-based incentives.

Report of the Board

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 27, 2009.

Submitted by:

Peter Beaudrault	Chairman of the Board of Directors
Harsha Agadi	Director
Dennis Malamatinas	Director
Nicholas McGrane	Director

Michael O’Donnell	Director
Robert Sharp	Director

Summary Compensation Table

The following table summarizes the total compensation paid to, earned by or awarded to our Named Executive Officers for the fiscal years 2009, 2008 and 2007(in thousands):

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)		Non-Equity Incentive Plan Compensation (2) ($)		All Other Compen- sation (4) ($)	Total ($)

Peter Beaudrault Chairman of the Board of Directors President and Chief Executive Officer	2009 2008 2007	$450 450 450	$	— — 14,814	$	— —	$169 133 127	$619 583 15,391

Carolyn M. Spatafora (5) Chief Financial Officer and Principal Accounting Officer	2009	211		—		—	9	220

Dan Montgomery (6) Vice President, Chief Financial Officer and Principal Accounting Officer	2009	110		—		—	248	358

Anthony Puglisi (7) Vice President, Chief Financial Officer and Principal Accounting Officer	2009 2008 2007	36 265 265		— — 2,963		— — —	202 46 32	238 311 3,260

Anthony Missano President, Business Development and Corporate Vice President	2009 2008 2007	349 320 320		— — 2,469		— — —	52 54 34	401 374 2,823

Stuart Steinberg General Counsel and Secretary (3)	2009 2008 2007	5 5 5		— — 1,817		— — —	— — —	5 5 1,822

(1)	Represents special event bonuses paid due to change of control.
(2)	Represents amounts paid pursuant to the Bonus Plan.
(3)	General counsel & secretary salary includes fees paid for attending board meetings & excludes payments made under the retainer agreement.
(4)	The dollar value of the amounts shown in this column includes the following (in thousands):

	Year	Car Lease and Expenses	Health/Life Insurance Premiums	Airfare	Local Housing & Meals	Severance		Total

Peter Beaudrault	2009 2008 2007	$38 37 21	$19 21 20	$59 21 17	$53 54 69	$	— — —	$169 133 127

Carolyn M. Spatafora	2009	9	—	—	—		—	9

Dan Montgomery	2009	6	5	—	—		237	248

Anthony Puglisi	2009 2008 2007	2 27 18	4 19 14	— — —	— — —		196 — —	202 46 32

Anthony Missano	2009 2008 2007	31 29 15	23 25 19	— — —	— — —		— — —	54 54 34

(5)

Ms. Spatafora was appointed Chief Financial Officer on December 30, 2009. Prior to December 30, 2009, Ms. Spatafora served as the Senior Vice President of Finance, assuming the responsibilities of Daniel G. Montgomery whose employment with the Company was terminated effective May 5, 2009.

(6)

Mr. Montgomery was hired January 12, 2009. Mr. Montgomery’s employment with the Company officially terminated on May 5, 2009. Mr. Montgomery was entitled to certain severance payments and benefits pursuant to the terms of his employment agreement (as described below). Mr. Montgomery’s severance, equal to his base salary and medical benefits for a period of one year are being paid over twelve months following his termination date.

(7)

Mr. Puglisi’s employment with the Company officially terminated on February 12, 2009. Mr. Puglisi was entitled to certain severance payments and benefits pursuant to the terms of his employment agreement (as described below). Additionally, pursuant to the terms of a Cooperation Agreement (defined below) by and among Holdings, the Company and Mr. Puglisi dated January 12, 2009 (the “Cooperation Agreement”), Mr. Puglisi agreed to provide certain transitional services to the Company, as an independent contractor, after his official departure date until April 15, 2009. In consideration for such services, the Company paid Mr. Puglisi an aggregate amount of $93,333, reimbursed Mr. Puglisi for any reasonably incurred expenses, and provided Mr. Puglisi with continued medical coverage during such period. Mr. Puglisi’s severance, equal to his base salary, bonus payment and medical benefits for a period of one year is being paid over the twelve months following the conclusion of his transitional services.

Pension Benefits and Nonqualified Deferred Compensation

We currently do not have a pension or nonqualified deferred compensation program for our employees.

Stock Awards and Stock Options

We currently do not have any stock awards or stock options award programs for our employees.

The Company entered into employment agreements with several of the Named Executive Officers. The principal terms of these employment agreements are as follows:

Mr. Beaudrault: The initial term of employment is four years from the Merger, subject to automatic annual extensions unless terminated by either party on at least three months written notice. Mr. Beaudrault is entitled to a base salary of $450,000 and he has an annual cash bonus opportunity consistent with the Company’s past practice. Mr. Beaudrault is entitled to either 24 months (if termination occurs prior to the second anniversary of the execution of the agreement) or 12 months (if termination occurs after the second anniversary of the execution of the agreement) salary and benefits, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreement) by the Company or with Good Reason (as defined in the employment agreement) by the officer. Mr. Beaudrault also received Units of Holdings which are subject to time and performance based vesting requirements described above in “Long Term Equity Compensation.” The Units also provide for vesting in the event of certain termination events or changes in control. See “Potential Payments Upon Termination or Change of Control”. Additionally, the agreement contains a non-competition provision restricting Mr. Beaudrault from competing with the Company for the longer of one year from the date of termination or the period of time during which he continues to be paid severance following termination.

Mr. Missano: The initial term of the employment specified in Mr. Missano’s agreement is two years from the Merger, subject to automatic annual extensions unless terminated by either party on at least three months written notice. Mr. Missano is entitled to a base salary of $350,000, and he has an annual cash bonus opportunity consistent with the Company’s past practice. Mr. Missano is entitled to 12 months salary and benefits, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreement) by the Company or with Good Reason (as defined in the employment agreement) by the officer. Mr. Missano also received Units of Holdings which are subject to time and performance based vesting requirements described above in “Long Term Equity Compensation.” The Units also provide for vesting in the event of certain termination events or changes in control. See “Potential Payments Upon Termination or Change of Control”. Additionally, the agreement contains a non-competition provision restricting Mr. Missano from competing with the Company for one year from the date of termination.

Mr. Montgomery: The initial term of Mr. Montgomery’s employment was one year, subject to automatic annual extensions unless terminated by either party on at least three months written notice. Mr. Montgomery was entitled to a base salary of $350,000 and he had an annual cash bonus opportunity consistent with the Company’s past practice. Mr. Montgomery was entitled to 12 months salary and benefits and severance upon termination without Cause (as defined in the employment agreement) by the Company or with Good Reason (as defined in the employment agreement) by the officer. Additionally, the agreement contained a non-competition provision restricting Mr. Montgomery from competing with the Company for one year from the date of termination.

Mr. Montgomery’s employment with the Company officially terminated on May 5, 2009. Mr. Montgomery was entitled to certain severance payments and benefits pursuant to the terms of his employment agreement (as described above). Mr. Montgomery’s severance, equal to his base salary and medical benefits for a period of one year are being paid over twelve months following his termination date.

Mr. Puglisi: The initial term of the employment was two years from the Merger, subject to automatic annual extensions unless terminated by either party on at least three months written notice. Mr. Puglisi was entitled to a base salary of $265,000, and he had an annual cash bonus opportunity consistent with the Company’s past practice. Mr. Puglisi was entitled to 12 months salary and benefits, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreement) by the Company or with Good Reason (as defined in the employment agreement) by the officer. Mr. Puglisi also received Units of Holdings which are subject to time and performance based vesting requirements described above in “Long Term Equity Compensation.” The Units also provide for vesting in the event of certain termination events or changes in control. See “Potential Payments Upon Termination or Change of Control.” Additionally, the agreement contained a non-competition provision restricting Mr. Puglisi from competing with the Company for one year from the date of termination.

Mr. Puglisi’s employment with the Company officially terminated on February 12, 2009. Mr. Puglisi was entitled to certain severance payments and benefits pursuant to the terms of his employment agreement (as described above). Additionally, pursuant to the terms of a cooperation letter agreement by and among Holdings, the Company and Mr. Puglisi dated January 12, 2009 (the “Cooperation Agreement”), Mr. Puglisi agreed to provide certain transitional services to the Company, as an independent contractor, after his official departure date until April 15, 2009. In consideration for such services, the Company paid Mr. Puglisi an aggregate amount of $93,333, reimbursed Mr. Puglisi for any reasonably incurred expenses, and provided Mr. Puglisi with continued medical coverage during such period. Mr. Puglisi’s severance, equal to his base salary, bonus payment and medical benefits for a period of one year is being paid over the twelve months following the conclusion of his transitional services.

Mr. Steinberg: The initial term of the employment agreement is two years from the Merger, subject to automatic annual extensions unless terminated by either party on at least three months written notice, and will terminate automatically in the event that the Retainer Agreement (as defined below) is terminated. Mr. Steinberg will be entitled to 12 months salary, at a rate of $250,000 per annum, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreement) by the Company or with Good Reason (as defined in the employment agreement) by the officer, including termination of the Retainer Agreement for the above reasons. Mr. Steinberg also received Units of Holdings which are subject to time and performance based vesting requirements described above in “Long Term Equity Compensation.” The Units also provide for vesting in the event of certain termination events or changes in control. See “Potential Payments Upon Termination or Change of Control”. Additionally, Mr. Steinberg’s agreement contains a non-competition provision restricting him (but not his law firm) from competing with the Company for one year from the date of termination. In addition to Mr. Steinberg’s employment agreement, the Company entered into a retainer agreement (the “Retainer Agreement”) pursuant to which Mr. Steinberg’s firm, Steinberg, Fineo, Berger & Fischoff, P.C. (the “Steinberg Firm”), acts as the legal department of the Company, with Mr. Steinberg personally acting as general counsel, in exchange for an annual payment of $480,000 with an increase of 3% per annum. The Steinberg Firm waived the right to an increase in 2008 and 2009. The term of the Retainer Agreement is for two years, subject to automatic annual extensions unless terminated by either party on at least three months written notice, and terminates automatically in the event that Mr. Steinberg’s employment agreement is terminated. The Steinberg Firm provides all personnel (including paying salary, bonus and benefits to such personnel) necessary for the day-to-day legal operation of the Company’s business. In the event that the Steinberg Firm is requested or obligated to undertake any exceptional litigation or transactional work on behalf of the Company, the fees for such work are not included in the annual retainer, but will be agreed between Mr. Steinberg and our Chief Executive Officer.

Potential Payments Upon Termination or Change of Control

Pursuant to the employment agreements discussed above, entered into, several of our executive officers are entitled to receive certain severance payments upon termination without Cause by the Company or with Good Reason by the officer in either lump sum or over the stated period of time.

Mr. Beaudrault will be entitled to either 24 months (if termination occurs prior to the second anniversary of the execution of the agreement) or 12 months (if termination occurs after the second anniversary of the execution of the agreement) salary and benefits, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreement) by the Company or with Good Reason (as defined in the employment agreements) by the officer.

Ms. Spatafora does not have an employment agreement. She will be entitled to 12 months salary as severance upon termination without cause.

Mr. Missano will be entitled to 12 months salary and benefits, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreement) by the Company or with Good Reason (as defined in the employment agreements) by the officer.

Mr. Montgomery’s employment with the Company officially terminated on May 5, 2009. Mr. Montgomery was entitled to certain severance payments and benefits pursuant to the terms of his employment agreement (as described above). Mr. Montgomery’s severance, equal to his base salary and medical benefits for a period of one year is being paid over twelve months following his termination date.

Mr. Puglisi’s employment with the Company officially terminated on February 12, 2009. Mr. Puglisi was entitled to certain severance payments and benefits pursuant to the terms of his employment agreement (as defined above). Additionally, pursuant to the terms of a cooperation letter agreement by and among Holdings, the Company and Mr. Puglisi dated January 12, 2009 (the “Cooperation Agreement”), Mr. Puglisi agreed to provide certain transitional services to the Company, as an independent contractor, after his official departure date until April 15, 2009. In consideration for such services, the Company paid Mr. Puglisi an aggregate amount of $93,333, reimbursed Mr. Puglisi for reasonably incurred expenses, and provided Mr. Puglisi with continued medical coverage during such period. Mr. Puglisi’s severance, equal to his base salary, bonus payments and medical benefits for a period of one year is being paid over the twelve months following the conclusion of his transitional services.

Mr. Steinberg will be entitled to 12 months salary, at a rate of $250,000 per annum, as well as a bonus payment, as severance upon termination without Cause (as defined in the employment agreement) by the Company or with Good Reason (as defined in the employment agreement) by the officer, including termination of the Retainer Agreement.

The employment agreements do not provide for any type of severance payment due to the employee upon a change of control of the Company; however, the Units of Holdings do contain vesting provisions in the event of a change in control of Sbarro. If a holder of Class B units is terminated by the Company without Cause, the employee terminates for Good Reason, the Company elects not to renew the employment agreement pursuant to its terms or as a result of death or incapacity, then the holder shall be vested in the number of Class B units equal to the number of Class B units that would have vested on the next anniversary occurring within one year of termination on a pro rata basis for the portion of the year from the last anniversary of issuance of the Units that the holder was employed by the Company. In addition, the Units (both Class B and C not withstanding the foregoing) will vest in connection with certain public offerings of our common stock or a change in control of Sbarro, including by merger, sale of stock or sale of asset.

Compensation of Directors

The following table summarizes the total compensation earned by our Board for the fiscal year 2009 (in thousands):

Name and Principal Position	Year	Total Fees Earned or Paid in Cash ($)	All Other Compen- sation ($)	Total ($)
Michael O’Donnell Director	2009	$40	$—	$40

Nicholas McGrane Director and Chairman of the Audit Committee	2009	—	—	—

Robert Sharp Director	2009	—	—	—

Ted Host Director	2009	30	—	30

Dennis Malamatinas Director	2009	40	—	40

Harsha Agadi Director	2009	20	—	20

In connection with the Merger, we changed our director compensation policy. Directors appointed by MidOcean that are not currently partners or employees of MidOcean will receive compensation at the rate of $40,000 per annum and Class C units, which are subject to performance based vesting requirements as well as provisions providing for vesting in the event of certain termination events or changes in control. See “Potential Payments Upon Terminations or Change of Control.” We will continue to reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as our directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers have served as a member of a compensation committee of a board of directors of any other entity which has an executive officer serving as a member of our Board of Directors, and there are no other matters regarding interlocks or insider participation that are required to be disclosed.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

Sbarro Holdings, LLC owns 100% of our outstanding common stock. Holdings owns 100% of the limited liability company interests of Sbarro Holdings, LLC. MidOcean, other investors and certain members of our senior management team own Holdings.

The following table sets forth certain information regarding the beneficial ownership of the limited liability company interests of Holdings as of March 26, 2010 by each person who beneficially owns 5% or more of the outstanding Class A Units of limited liability company interest of Holdings, each person who is a director, proposed director or named executive officer and all current directors and executive officers as a group. Each Class A Unit is entitled to one vote on all matters to be voted upon by members of Holdings and generally will share in distributions by Holdings up to certain amounts.

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

Applicable percentage ownership in the following table is based on 133,000 Class A Units of limited liability company interest of Holdings outstanding as of March 26, 2010.

Name of Beneficial Owners (1)	Number of Class A Units Owned	Percentage of Class A Units
Peter Beaudrault	4,400	3.3%
Carolyn M. Spatafora	—	—
Daniel Montgomery	—	—
Anthony Puglisi	800	*
Anthony Missano	652	*
Stuart Steinberg	652	*
Harsha Agadi	—	—
Dennis Malamatinas(2), (5)	—	—
Michael O’Donnell	—	—
Nicholas McGrane(3), (5)	—	—
Robert Sharp(4), (5)	—	—
Directors and executive officers as a group (eleven persons)	6,504	4.9%
MidOcean(5)	105,976	75.7%
Aktiva Investments International NV(6)	16,000	12.0%

*	less than one percent.
(1)	Unless otherwise specified, the address of each of the named individuals is c/o Sbarro, Inc. 401 Broadhollow Road, Melville, New York 11747.
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

Refer to the “Contractual Obligations” table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7 – Long-term debt to our Consolidated Financial Statements included in this Report for further information regarding our indebtedness as of December 27, 2009

LLC Agreement

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

Policies and Procedures for Related Party Transactions

The Audit Committee or another independent body of the Board of Directors review[s] for approval or ratification all transactions required to be reported under the SEC’s rules regarding transactions with related parties. In reviewing such a transaction, the Audit Committee or another independent body of the Board evaluate the transaction in light of factors including:

•	the benefits of the transaction to the Company;

•	the material terms of the transaction and whether they are arm’s-length and in the ordinary course of the Company’s business;

•	the direct or indirect nature of the related person’s interest in the transaction;

•	the size and expected term of the transaction;

•	other facts and circumstances that bear on the materiality of the related person transaction under applicable law and listing standards; and

•	whether the transaction is expected to occur on an ongoing basis as part of the Company’s ordinary course of business.

Refer to Note 10 Transactions with Related Parties to our Consolidated Financial Statements for further details regarding our related party transactions.

Corporate Governance

Our board of directors has determined that Harsha Agadi and Dennis Malamatinas are independent directors based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. In making the determination that Messrs. Agadi and Malamatinas are independent, our board of directors considered all relevant relationships and determined that the existence of any such relationships would not interfere with their exercise of independent judgment in carrying out the responsibilities of a director. Because MidOcean owns 74% of the voting equity of Holdings and Holdings indirectly owns 100% of our voting common stock, we would be a “controlled company” within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules, which would qualify us for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including the requirement that the board of directors be composed of a majority of independent directors.

Item 14.	Principal Independent Registered Public Accountant Fees And Services

Our principal independent registered public accountants beginning June 4, 2007 are PricewaterhouseCoopers LLP and prior to then our principal independent registered public accountants was BDO Seidman LLP.

The following is a schedule of fees billed for professional services rendered by both our current and former principal accountants (in thousands):

	2009 Current Principal Accountant	2008 Current Principal Accountant	2008 Prior Principal Accountant
Audit fees	$478	$549	$25
Audit-related fees	240	53	—
Tax fees	45	—	—
Other fees	2	2	—

Total fees	$765	$604	$25

Audit fees are for the 2009 and 2008 annual financial statements included in our report on Form 10-K, as well as review of our quarterly financial statements included in our reports on Form 10-Q. Audit-related fees in 2009 and 2008 relate to recommendations made for improvements in internal controls in connection with Section 404 of the Sarbanes-Oxley Act.

Pre–approval policies and procedures:

It is our policy that before we engage our principal accountants for any audit or non—audit services, the engagement is approved by our audit committee. Our audit committee has granted pre-approval to our Chief Financial Officer to engage our principal accountants for certain tax planning services up to $25,000 per engagement and up to $50,000 for assistance or review of our Federal Income Tax Returns. Our audit committee has delegated to Nicholas McGrane the authority to grant any such additional pre-approvals during periods when the audit committee is not in session and a meeting cannot be readily convened. A decision by Mr. McGrane to pre-approve an audit or non-audit service must be presented to the full audit committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

(a) (1) Consolidated Financial Statements

The following Consolidated Financial Statements of Sbarro, Inc. and the Report of Independent Registered Public Accountants thereon are included in Item 8 above:

Page
Report of Independent Registered Public Accounting Firm	36

Consolidated Balance Sheets as of December 27, 2009 (Successor) and December 28, 2008 (Successor)	38

Consolidated Statements of Operations for the year ended December 27, 2009 (Successor), December 28, 2008 (Successor) and the period January 31, 2007 through December 30, 2007 (Successor) and the period January 1, 2007 through January 30, 2007 (Predecessor)	40

Consolidated Statements of Shareholders’ Equity for the year ended December 27, 2009 (Successor), December 28, 2008 (Successor) and the period January 31, 2007 through December 30, 2007 (Successor), and the period January 1, 2007 through January 30, 2007 (Predecessor)	41

Consolidated Statements of Cash Flows for the year ended December 27, 2009 (Successor), December 28, 2008 (Successor) and the period January 31, 2007 through December 30, 2007 (Successor) and the period January 1, 2007 through January 30, 2007 (Predecessor)	43

Notes to Consolidated Financial Statements	45

(a) (2) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report:

Page
Report of Independent Registered Public Accounting Firm	36

Valuation and Qualifying Accounts for 2009, 2008 and 2007	S-1

All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

(a) (3) Exhibits

*2.1	Agreement and Plan of Merger dated as of November 22, 2006, by and among MidOcean SBR Holdings LLC, MidOcean SBR Acquisition Corp., Sbarro, Inc., the stockholders of Sbarro, Inc. and the other parties identified therein. (Exhibit 2.1 to our Current Report on Form 8-K dated November 22, 2006)

*3.1	Restated Certificate of Incorporation of Sbarro, Inc. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-142081)

*3.2	Amended and Restated Bylaws of Sbarro, Inc. (Exhibit 3.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.1	Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and the Bank of New York, as trustee. (Exhibit 4.1 to our Registration Statement on Form S-4, File No. 333-142081)

*4.2	Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers. (Exhibit 4.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.3	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III, L.P. (Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*4.4	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III-A, L.P. (Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*4.5	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III-D, L.P. (Exhibit 4.5 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*+10.1	Form of Indemnification Agreement between Sbarro, Inc. and each of its officers and directors. (Exhibit 10.1 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.2	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Peter Beaudrault regarding Mr. Beaudrault’s employment with Sbarro. (Exhibit 10.4 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.3	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony Missano regarding Mr. Missano’s employment with Sbarro. (Exhibit 10.5 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.4	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony Puglisi regarding Mr. Puglisi’s employment with Sbarro. (Exhibit 10.6 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.5	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Stuart Steinberg regarding Mr. Steinberg’s employment with Sbarro. (Exhibit 10.7 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.6	Engagement Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc., Steinberg, Fineo, Berger & Fischoff, P.C. and Stuart Steinberg. (Exhibit 10.23 to our Registration Statement on Form S-4, File No. 333-142081)

*10.7	Professional Services Agreement dated as of January 31, 2007 among Sbarro, MidOcean SBR Holdings, LLC and MidOcean US Advisor, LP. (Exhibit 10.13 to our Registration Statement on Form S-4, File No. 333-142081)

*10.8	Credit Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, Credit Suisse, as Syndication Agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Book Managers, Natixis and Bank of Ireland, as Co-Documentation Agents. (Exhibit 10.14 to our Registration Statement on Form S-4, File No. 333-142081)

*10.9	First Amendment to Credit Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, Credit Suisse, as Syndication Agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Book Managers, Natixis and Bank of Ireland, as Co-Documentation Agents. (Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.10	Second Lien Credit Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, and Natixis, as Administrative Agent and Collateral Agent. (Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.11	Intercreditor Agreement dated as of March 26, 2009 between Bank of America, N.A., as Collateral Agent for first lien facility, and Natixis, as Collateral Agent for second lien facility. (Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.12	Security Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties thereto from time to time, and Natixis, as Collateral Agent. (Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.13	Guaranty dated as of March 26, 2009 among Sbarro Holdings, LLC, the subsidiary guarantors parties thereto from time to time, and Natixis, as Administrative Agent. (Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.14	Pledge Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties thereto from time to time, and Natixis, as Collateral Agent. (Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*10.15	Security Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., Sbarro Holdings, LLC, the other loan party’s party thereto from time to time and Bank of America, N.A., as Collateral Agent. (Exhibit 10.15 to our Registration Statement on Form S-4, File No. 333-142081)

*10.16	Guaranty dated as of January 31, 2007 among Sbarro Holdings, LLC, the subsidiary guarantors party thereto from time to time and Bank of America, N.A., as Administrative Agent. (Exhibit 10.16 to our Registration Statement on Form S-4, File No. 333-142081)

*10.17	Pledge Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties party thereto from time to time and Bank of America, N.A., as Collateral Agent. (Exhibit 10.17 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.18	Corporate Office Employee Bonus Plan for 2007. (Exhibit 10.22 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.19	Corporate Office Employee Bonus Plan for 2008. (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2008)

+10.20	Corporate Office Employee Bonus Plan for 2009. (Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 28, 2008.)

+10.21	Corporate Office Employee Bonus Plan for 2010.

*+10.22	Employment Agreement dated January 12, 2009 by and among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Daniel G. Montgomery. (Exhibit 10.1 to our Current Report on Form 8-K dated January 12, 2009)

*+10.23	Cooperation Letter Agreement dated January 12, 2009 by and among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony J. Puglisi. (Exhibit 10.2 to our Current Report on Form 8-K dated January 12, 2009)

12.1	Computation of ratio of earnings to fixed charges.

*14.1	Code of Ethics – For Executive Officers and Directors of Sbarro, Inc. (Exhibit 14.1 to our Registration Statement on Form S-4, File No. 333-142081)

21.1	List of subsidiaries.

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.02	Certification of Chief Financial Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the document indicated.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2010.

SBARRO, INC.

By:	/s/ Peter Beaudrault
Peter Beaudrault,
Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Beaudrault	Chairman of the Board of Directors,	March 26, 2010
Peter Beaudrault	President and Chief Executive Officer

/s/ Carolyn M. Spatafora	Chief Financial Officer and Principal Accounting	March 26, 2010
Carolyn M. Spatafora	Officer

/s/ Harsha Agadi	Director	March 26, 2010
Harsha Agadi

/s/ Dennis Malamatinas	Director	March 26, 2010
Dennis Malamatinas

/s/ Nicholas McGrane	Director	March 26, 2010
Nicholas McGrane

/s/ Michael O’Donnell	Director	March 26, 2010
Michael O’Donnell

/s/ Robert Sharp	Director	March 26, 2010
Robert Sharp

SBARRO, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

For The Three Years Ended December 27, 2009

Description	Balance at Beginning of Period		Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
December 27, 2009
(Successor)
Allowance for doubtful accounts receivable	$446		2,422	200	1,263	$1,805

Valuation allowance on deferred tax assets	$34,973		5,624	—	887	$39,710

December 28, 2008
(Successor)
Allowance for doubtful accounts receivable	$—		486	—	40	$446

Valuation allowance on deferred tax assets	$—		34,973	—	—	$34,973

January 31, 2007-December 30, 2007
(Successor)
Allowance for doubtful accounts receivable	$—	(1)	—	—	—	$—

Valuation allowance on deferred tax assets	$—		—	—	—	$—

January 1-January 30, 2007
(Predecessor)
Allowance for doubtful accounts receivable	$263		—	—	—	$263

(1)	Beginning balance of accounts receivable was adjusted to fair value in connection with the Merger.

S-1

EXHIBIT INDEX

Exhibit Number	Description
*2.1	Agreement and Plan of Merger dated as of November 22, 2006, by and among MidOcean SBR Holdings LLC, MidOcean SBR Acquisition Corp., Sbarro, Inc., the stockholders of Sbarro, Inc. and the other parties identified therein. (Exhibit 2.1 to our Current Report on Form 8-K dated November 22, 2006)

*3.1	Restated Certificate of Incorporation of Sbarro, Inc. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-142081)

*3.2	Amended and Restated Bylaws of Sbarro, Inc. (Exhibit 3.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.1	Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and the Bank of New York, as trustee. (Exhibit 4.1 to our Registration Statement on Form S-4, File No. 333-142081)

*4.2	Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers. (Exhibit 4.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.3	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III, L.P. (Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*4.4	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III-A, L.P. (Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*4.5	MidOcean SBR Holdings, LLC Unit Purchase Warrant dated as of March 26, 2009 issued to MidOcean Partners III-D, L.P. (Exhibit 4.5 to our Annual Report on Form 10-K for the year ended December 28, 2008)

*+10.1	Form of Indemnification Agreement between Sbarro, Inc. and each of its officers and directors. (Exhibit 10.1 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.2	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Peter Beaudrault regarding Mr. Beaudrault’s employment with Sbarro. (Exhibit 10.4 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.3	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony Missano regarding Mr. Missano’s employment with Sbarro. (Exhibit 10.5 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.4	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony Puglisi regarding Mr. Puglisi’s employment with Sbarro. (Exhibit 10.6 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.5	Employment Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Stuart Steinberg regarding Mr. Steinberg’s employment with Sbarro. (Exhibit 10.7 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.6	Engagement Agreement dated as of January 31, 2007 among MidOcean SBR Holdings, LLC, Sbarro, Inc., Steinberg, Fineo, Berger & Fischoff, P.C. and Stuart Steinberg. (Exhibit 10.23 to our Registration Statement on Form S-4, File No. 333-142081)

*10.7	Professional Services Agreement dated as of January 31, 2007 among Sbarro, MidOcean SBR Holdings, LLC and MidOcean US Advisor, LP. (Exhibit 10.13 to our Registration Statement on Form S-4, File No. 333-142081)

*10.8	Credit Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, Credit Suisse, as Syndication Agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Book Managers, Natixis and Bank of Ireland, as Co-Documentation Agents. (Exhibit 10.14 to our Registration Statement on Form S-4, File No. 333-142081)

10.9	First Amendment to Credit Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, Credit Suisse, as Syndication Agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Book Managers, Natixis and Bank of Ireland, as Co-Documentation Agents.
10.10	Second Lien Credit Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the lenders party thereto from time to time, and Natixis, as Administrative Agent and Collateral Agent.
10.11	Intercreditor Agreement dated as of March 26, 2009 between Bank of America, N.A., as Collateral Agent for first lien facility, and Natixis, as Collateral Agent for second lien facility.
10.12	Security Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties thereto from time to time, and Natixis, as Collateral Agent.
10.13	Guaranty dated as of March 26, 2009 among Sbarro Holdings, LLC, the subsidiary guarantors parties thereto from time to time, and Natixis, as Administrative Agent.
10.14	Pledge Agreement dated as of March 26, 2009 among Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties thereto from time to time, and Natixis, as Collateral Agent.
*10.15	Security Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., Sbarro Holdings, LLC, the other loan party’s party thereto from time to time and Bank of America, N.A., as Collateral Agent. (Exhibit 10.15 to our Registration Statement on Form S-4, File No. 333-142081)
*10.16	Guaranty dated as of January 31, 2007 among Sbarro Holdings, LLC, the subsidiary guarantors party thereto from time to time and Bank of America, N.A., as Administrative Agent. (Exhibit 10.16 to our Registration Statement on Form S-4, File No. 333-142081)
*10.17	Pledge Agreement dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., Sbarro Holdings, LLC, the other loan parties party thereto from time to time and Bank of America, N.A., as Collateral Agent. (Exhibit 10.17 to our Registration Statement on Form S-4, File No. 333-142081)
*+10.18	Corporate Office Employee Bonus Plan for 2007. (Exhibit 10.22 to our Registration Statement on Form S-4, File No. 333-142081)
*+10.19	Corporate Office Employee Bonus Plan for 2008. (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2008)
+10.20	Corporate Office Employee Bonus Plan for 2009.
+10.21	Corporate Office Employee Bonus Plan for 2010.
*+10.22	Employment Agreement dated January 12, 2009 by and among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Daniel G. Montgomery. (Exhibit 10.1 to our Current Report on Form 8-K dated January 12, 2009)
*+10.23	Cooperation Letter Agreement dated January 12, 2009 by and among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Anthony J. Puglisi. (Exhibit 10.2 to our Current Report on Form 8-K dated January 12, 2009)
12.1	Computation of ratio of earnings to fixed charges.
*14.1	Code of Ethics – For Executive Officers and Directors of Sbarro, Inc. (Exhibit 14.1 to our Registration Statement on Form S-4, File No. 333-142081)
21.1	List of subsidiaries.
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Vice President, Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.02	Certification of Chief Financial Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the document indicated.
**

These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part of this Annual Report on Form 10-K or as a separate disclosure document.

+	Management contract or compensatory plan.