Form 10-Q
period 2010-03-28
SBARRO INC
filed 2010-05-10
CIK 766004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 28, 2010	Commission file number 333-142081

SBARRO, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2501939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Broad Hollow Road, Melville, New York	11747-4714
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock of the registrant outstanding as of May 10, 2010 was 100.

SBARRO, INC.

FORM 10-Q INDEX

Part I – Financial Information

Item 1.	Consolidated Financial Statements

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(UNAUDITED)

(In thousands)

	March 28, 2010	December 27, 2009
Current assets:
Cash and cash equivalents	$16,165	$26,863
Receivables, net of allowance for doubtful accounts of $1,791 and $1,805 at March 28, 2010 and December 27, 2009, respectively:
Franchise	1,806	2,237
Other	2,661	2,916

	4,467	5,153

Inventories	2,589	2,907
Prepaid expenses	3,308	1,771

Total current assets	26,529	36,694

Property and equipment, net	55,068	56,148

Intangible assets:
Goodwill	194,786	194,786
Trademarks	173,100	173,100
Other intangible assets	19,383	19,650

Deferred financing costs, net	8,596	8,977
Other assets	788	1,068

Total assets	$478,250	$490,423

See Notes to Unaudited Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands except share data)

(CONTINUED)

	March 28, 2010	December 27, 2009
Current liabilities:
Accounts payable	$6,401	$9,032
Accrued expenses	22,072	22,631
Accrued interest payable	2,739	7,935

Total current liabilities	31,212	39,598

Deferred rent	6,848	6,482
Deferred tax liability	76,941	76,941
Due to former shareholders and other liabilities	12,758	12,508
Accrued interest payable	4,104	3,048

Long-term debt	336,175	336,095

Commitments and contingencies
Shareholders’ equity:
Common stock
Authorized 1,000 shares; $.01 par value issued and outstanding 100 shares at March 28, 2010 and December 27, 2009	—	—
Additional paid-in capital	139,340	139,340
Currency translation adjustments	33	200
Advances to MidOcean SBR Holdings	(305)	(305)
Accumulated deficit	(131,035)	(125,838)

Total shareholders’ equity	8,033	13,397
Noncontrolling interests	2,179	2,354

Total shareholders’ equity, including noncontrolling interests	10,212	15,751

Total liabilities and shareholders’ equity, Sbarro, Inc.	$478,250	$490,423

See Notes to Unaudited Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	For The Three Months Ended March 28, 2010	For The Three Months Ended March 29, 2009
Revenues:
Restaurant sales	$75,227	$76,283
Franchise related income	3,757	3,299

Total revenues	78,984	79,582
Costs and expenses:
Cost of food and paper products	15,323	15,498
Payroll and other employee benefits	21,258	21,239
Other operating costs	30,012	29,844
Other income, net	(846)	(1,176)
Depreciation and amortization	3,374	4,201
General and administrative	7,600	8,401
Asset impairment, restaurant closings/remodels	—	880

Total costs and expenses, net	76,721	78,887

Operating income	2,263	695

Other (expense) income:
Interest expense	(7,449)	(5,841)
Write-off of deferred financing costs	—	(423)
Interest income	—	32

Net other expense	(7,449)	(6,232)

Loss before income taxes and equity investments	(5,186)	(5,537)
Income tax expense	112	104

Loss before equity investments	(5,298)	(5,641)
Loss from equity investments	(62)	(55)

Net loss	(5,360)	(5,696)
Net loss (income) attributable to noncontrolling interests	163	(14)

Net loss attributable to Sbarro, Inc.	$(5,197)	$(5,710)

See Notes to Unaudited Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands except share data)

	Common Stock		Additional paid-in capital	Advances to MidOcean SBR Holdings	Accumulated Deficit	Accumulated Other Comprehensive Income (b)	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance at December 27, 2009	100	$—	$139,340	$(305)	$(125,838)	$200	$2,354	$15,751
Components of comprehensive loss:
Net loss	—	—	—	—	(5,197)	—	(163)	(5,360)
Currency translation adjustments	—	—	—	—	—	(167)	150	(17)

Comprehensive loss (a)								(5,377)
Distribution of earnings and return of capital	—	—	—	—	—	—	(329)	(329)
Proceeds from loan repayment - noncontrolling interest	—	—	—	—	—	—	167	167

Balance at March 28, 2010	100	$—	$139,340	$(305)	$(131,035)	$33	$2,179	$10,212

(a)	The components of comprehensive loss are as follows:

	Quarter Ended March 28, 2010	Quarter Ended March 29, 2009
Net loss (including noncontrolling interests)	$(5,360)	$(5,696)
Currency translation adjustments	(17)	20

	(5,377)	(5,676)
Less: comprehensive (loss) income attributable to noncontrolling interests	(13)	28

Comprehensive loss - Sbarro, Inc.	$(5,364)	$(5,704)

(b)	The components of accumulated other comprehensive income are as follows:

	Quarter Ended March 28, 2010	Year Ended Dec 27, 2009
Currency translation adjustments	$168	$185
Less: noncontrolling interests - currency translation adjustments	135	(15)

Accumulated other comprehensive income - Sbarro, Inc.	$33	$200

See Notes to Unaudited Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For The Three Months Ended March 28, 2010	For The Three Months Ended March 29, 2009
Operating Activities:
Net loss	$(5,360)	$(5,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,374	4,201
Amortization of deferred financing costs	461	308
Increase in deferred rent, net of tenant allowance	462	431
Asset impairment and restaurant closings/remodels	—	341
Write-off of deferred financing costs	—	423
Equity in net loss of unconsolidated affiliates	62	55
Changes in operating assets and liabilities
Decrease in receivables	728	646
Decrease in inventories	318	306
Increase in prepaid expenses	(1,538)	(94)
Decrease (increase) in other assets	290	(67)
Decrease in accounts payable, accrued expenses & other liabilities	(3,131)	(8,455)
Decrease in accrued interest payable	(4,140)	(4,099)

Net cash used in operating activities	(8,474)	(11,700)

Investing Activities:
Purchases of property and equipment	(2,062)	(2,679)
Investment in joint ventures	—	(130)

Net cash used in investing activities	(2,062)	(2,809)

Financing Activities:
Proceeds from (repayment of) short term loan to noncontrolling interests	167	(225)
Distribution of earnings to noncontrolling interests	(329)	(418)
Proceeds from second lien	—	25,000
Debt issuance costs	—	(1,498)
Repayment of secured term loan and revolver	—	(28,958)
Capital contribution from noncontrolling interests	—	170

Net cash used in financing activities	(162)	(5,929)

Decrease in cash and cash equivalents	(10,698)	(20,438)
Cash and cash equivalents at beginning of period	26,863	38,286

Cash and cash equivalents at end of period	$16,165	$17,848

See Notes to Unaudited Consolidated Financial Statements.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Basis of Financial Statement Presentation:

On January 31, 2007, entities controlled by MidOcean Partners III, LP, a private equity firm, and certain of its affiliates (“MidOcean”) acquired Sbarro, Inc. (“we,” “us,” “Sbarro” or the “Company”), pursuant to an agreement and plan of merger (“Merger Agreement”). MidOcean SBR Acquisition Corp., a wholly-owned subsidiary of Sbarro Holdings, LLC, merged with and into the Company (the “Merger”), with the Company surviving the Merger. Sbarro Holdings, LLC is a wholly-owned subsidiary of MidOcean SBR Holdings, LLC (“Holdings”). Sbarro Holdings, LLC owns 100% of our outstanding common stock and Holdings owns 100% of the limited liability company interests of Sbarro Holdings, LLC.

MidOcean owns approximately 76% of Holdings and thus acquired control of the Company in the Merger. Certain of our senior managers acquired approximately 5% of the outstanding equity of Holdings in connection with the Merger, with the balance of the equity of Holdings being owned by other investors.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of Sbarro and our subsidiaries at March 28, 2010, and our consolidated results of operations and cash flows for the three months ended March 28, 2010 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the fiscal 2010 presentation. Reference should be made to our annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 27, 2009.

Liquidity

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Merger, and from funding our costs of operations, working capital and capital expenditures. Cash flow generated during our fourth quarter is critical to achieving positive annual operating cash flow. Adverse macroeconomic factors, including reduced mall traffic during the holiday shopping season and a decline in consumer spending among other factors can negatively impact achieving our projected operating cash flow. Additionally, we experience pressures relating to increased commodity costs, particularly cheese and flour.

Our ability to borrow funds under our revolver is subject to compliance with our debt covenant requirements. Prior to the amendment to our Senior Credit Facilities, such covenants included an interest coverage ratio and a total leverage ratio. On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of our Term Loan by entering into the new Second Lien Facility, permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, and replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year.

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

Our minimum trailing twelve month EBITDA covenant, as calculated in accordance with our amended bank credit agreement, increases at the end of the fourth quarter of 2010 by $3.0 million dollars to $43.0 million. Our bank credit agreement EBITDA for fiscal 2009 was $44.7 million. Based upon our 2010 business plan, we expect our bank credit agreement EBITDA for 2010 to exceed this minimum twelve month covenant, however achieving this budgeted bank credit agreement EBITDA amount will be highly dependent on the level of traffic in shopping malls during the fourth quarter holiday shopping season and, as a result, is closely tied to our projected fourth quarter increase in comparable sales percentage change versus the prior year. Our projections assume increases in same store sales commencing in the second half of the year, with the largest increase in our fourth quarter, and include the achievement of a 1% increase year over year same store sales in 2010. Considering related costs, each 1% decrease in comparable sales for the year may result in a net bank credit agreement EBITDA decrease of approximately $1.5 million assuming our payroll as a percentage of sales adjusts accordingly as was the case in 2009. Failing to achieve our budgeted 1% increase in comparable sales percentage, or experiencing a decrease in comparable sales percentage that differs from our business plan by more than 2% for the year, or by approximately 6% of same store sales in the fourth quarter, could cause a bank credit agreement EBITDA shortfall that increases the risk of non-compliance with our minimum EBITDA covenants.

Our last twelve month bank credit agreement EBITDA was $43.5 million as of March 28, 2010 which exceeded our bank covenant of $40 million. Our bank credit agreement EBITDA was in line with our business plan for the first quarter of 2010. Our April comparable sales were softer than plan as our traffic experienced a decline in the beginning of the second quarter as compared to the first quarter. We are not adjusting our business plan projections based on one month’s sales.

Commodity costs can also fluctuate with the economy with cheese currently being the most volatile. A $.20 variance in the price of block cheese to our projections can produce a variance to our business plan by approximately $1 million as a benefit or a risk depending on the market.

We continue to implement savings initiatives throughout our operations including, but not limited to, store payroll, strategic closings of underperforming stores, recipe revisions, contract renegotiations, rent reductions, insurance and overhead reductions and evaluate other cost control measures to help mitigate any risk in achieving our 2010 business plan.

If the expected economic recovery and same store sales increases do not occur in a manner consistent with our business plan, or if we are unable to manage costs, each as discussed above, we may not be able to achieve our 2010 operating plan and meet our minimum EBITDA covenants.

Our bank credit agreements provide for certain cures in the event of noncompliance with our minimum EBITDA covenants.

2. Recent Accounting Pronouncements

In June 2009, the FASB issued “Amendments to FASB Interpretation No. 46(R).” This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. We adopted this new guidance specified in the “Consolidation” topic of the Accounting Standards Codification in our first quarter of 2010. The adoption of this statement did not have any material impacts on our consolidated financial statements as there were no changes in our consolidated entities.

3. Long Term Debt:

Indenture:

In 2007 we issued $150.0 million of senior notes at 10.375% due 2015 (“Senior Notes”). The interest is payable on February 1 and August 1 of each year.

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

Senior Credit Facilities:

In 2007 we entered into senior secured credit facilities. The senior secured credit facilities originally provided for loans of $208.0 million under a $183.0 million senior secured term loan facility (the “Term Loan”) and a $25.0 million senior secured revolving facility (the “Revolving Facility,” and collectively with the Term Loan, the “Senior Credit Facilities”). The Revolving Facility also provides for the issuance of letters of credit not to exceed $10.0 million at any one time outstanding and swing-line loans not to exceed $5.0 million at any one time outstanding. In connection with the Merger, we borrowed the entire $183.0 million available under the Term Loan. On October 17, 2008 and November 18, 2008, we borrowed $8.0 million and $12.0 million, respectively, under the Revolving Facility. The Term Loan matures in 2014 and the Revolving Facility is scheduled to terminate and come due in 2013.

On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of the Term Loan by entering into a new Second Lien Facility (defined and discussed below), permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, permanently replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million, and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year. In the first quarter of 2009, we wrote off $0.4 million of deferred financing costs related to the prepayment of the Term Loan. There were $3.6 million of letters of credit outstanding as of March 28, 2010. The letters of credit were issued instead of cash security deposits under our operating leases or to guarantee construction costs of our locations, and for run-out claims under our medical plan. As a result, as of March 28, 2010, our remaining borrowing availability under the Senior Credit Facilities was $5.4 million.

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

In connection with the closing of the Second Lien Facility, Holdings issued immediately exercisable warrants to certain MidOcean entities to acquire 5% of Holdings’ units issued and outstanding on the dates of exercise. The fair value of the warrants issued in connection with the credit agreement governing the Second Lien Facility was $6.3 million and was recorded as paid-in capital with the offset recorded as a discount on the Second Lien Facility.

In connection with the amendment to the Senior Credit Facilities and entry into the new Second Lien Facility, we recorded deferred financing costs of $2.3 million. Long-term debt of $12.5 million is scheduled to mature in 2013, $180.3 million in 2014 and $150.0 million is scheduled to mature in 2015 and thereafter. Refer to Note 5 “Fair Value Measurement” for the gross balance, net book value and fair value of our long-term debt at March 28, 2010.

4. Income Taxes:

We provide for income taxes using the liability method. Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes as determined under enacted tax laws and rates. The effect of changes in tax laws or rates is accounted for in the period of enactment.

In accounting for uncertainty in income taxes, for a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities.

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

Based on these considerations and the uncertainty surrounding the future economic climate, management believes that it is more likely than not that our net operating loss carryforward, foreign tax credit carryforward, and other deferred tax assets will not be realized. In the first quarter 2010 we recorded an addition to our valuation allowance against these deferred tax assets of $1.6 million. The valuation allowance was $41.3 million as of March 28, 2010.

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

The following table presents the gross balance, net book value and fair value of our long-term debt as of March 28, 2010 (in thousands):

	March 28, 2010
	Gross Balance	Net Book Value	Fair Value
Senior Notes	$150,000	$150,000	$126,750
Senior Credit Facility	167,298	167,298	151,301
Second Lien Facility	25,500	18,877	19,488

Total	$342,798	$336,175	$297,539

The estimated fair value of our Senior Notes is based on the quoted market price and trades (level 1 input). Fair value of the Senior Credit Facility was obtained from an independent source of composite bid prices from multiple dealers (level 2 input). Fair value of the Second Lien Facility was obtained from an independent source based on broker quotes, as well as consideration of peer group credit spread analysis (level 1 input). Fair value of the warrants issued in connection with the credit agreement governing the Second Lien Facility was $6.3 million.

6. Business Segment Information:

We operate our business through two segments. Our company-owned restaurant segment is comprised of the operating activities of our company-owned Quick Service Restaurants (“QSR’s”) and other concept restaurants. Our franchise restaurant segment is comprised of our franchised restaurants which offer opportunities worldwide for qualified operators to conduct business under the Sbarro name and other trade names owned by Sbarro. Revenue from our franchised restaurant segment is generated from initial franchise fees, ongoing royalties and other franchising revenue. We do not allocate indirect corporate charges to our operating segments. Such costs are managed on an entity-wide basis, and the information to reasonably allocate such costs is not readily available. We do not allocate assets by segment because our chief operating decision makers do not review the assets by segment to assess performance, as the assets are managed on an entity-wide basis. Our operating segments are discussed in Note 1—Summary of Significant Accounting Policies and Note 13—Business Segment Information to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 27, 2009.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments:

	Company- Owned Restaurants	Franchised Restaurants	Totals
	(In thousands)
1st Quarter 2010
Total revenue	$75,227	$3,757	$78,984

Operating income before unallocated costs	$6,111	$2,872	$8,983

Unallocated costs and expenses (1)			6,720

Operating income			$2,263

1st Quarter 2009
Total revenue	$76,283	$3,299	$79,582

Operating income before unallocated costs	$5,965	$2,099	$8,064

Unallocated costs and expenses (1)			7,369

Operating income			$695

(1)	Represents certain general and administrative expenses that are not allocated by segment.

Geographic Information

The Company recorded revenues of $76.2 million and $2.8 million and $77.8 million and $1.8 million in the United States and all other foreign countries in the first quarter of 2010 and the first quarter of 2009, respectively.

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

The following condensed consolidating financial information presents:

(1)

Condensed unaudited consolidating balance sheets as of March 28, 2010 and December 27, 2009 and unaudited statements of operations and cash flows for the three months ended March 28, 2010 and March 29, 2009: (a) Sbarro, (“the Parent”), (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group, and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate the Parent with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the Parent on the cost method.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet

As of March 28, 2010

ASSETS

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$11,693	$2,852	$1,620	$—	$16,165
Receivables
Franchise	1,806	—	—	—	1,806
Other	2,278	284	99	—	2,661

	4,084	284	99	—	4,467
Inventories	999	1,469	121	—	2,589
Prepaid expenses	2,460	536	312	—	3,308

Total current assets	19,236	5,141	2,152	—	26,529
Intercompany receivables	(43,650)	46,829	(3,294)	115	—

Investment in subsidiaries	75,423	—	1,506	(76,929)	—

Property and equipment, net	18,541	35,873	884	(230)	55,068
Goodwill	194,786	—	—	—	194,786
Trademarks	173,100	—	—	—	173,100
Other intangible assets	19,383	—	—	—	19,383
Deferred financing costs, net	8,596	—	—	—	8,596
Other assets	162	201	425	—	788

Total assets	$465,577	$88,044	$1,673	$(77,044)	$478,250

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet

As of March 28, 2010

LIABILITIES AND SHAREHOLDER’S EQUITY

(In thousands)

(Continued)

	Parent	Guarantor	Nonguarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries		Total
Current liabilities:
Accounts payable	$6,027	$263	$111	$—	$6,401
Accrued expenses	18,090	2,385	1,827	(230)	22,072
Accrued interest payable	2,739	—	—	—	2,739

Total current liabilities	26,856	2,648	1,938	(230)	31,212

Deferred rent	178	6,670	—	—	6,848
Deferred tax liability	76,941	—	—	—	76,941
Due to former shareholders & other liabilities	12,758	—	—	—	12,758
Accrued interest payable	4,104	—	—	—	4,104
Long-term debt	336,175	—	—	—	336,175
Commitment and contingencies

Shareholders’ equity:
Common stock
Authorized 1,000 shares; $.01 par value issued and outstanding 100 shares at March 28, 2010	—	—	492	(492)	—
Additional paid in capital	139,340	68,302	2,182	(70,484)	139,340
Currency translation adjustment	33	—	209	(209)	33
Advances to MidOcean SBR Holding	(305)	—	—	—	(305)
(Accumulated deficit) retained earnings	(131,035)	8,713	(3,184)	(5,529)	(131,035)

Total shareholder’s equity	8,033	77,015	(301)	(76,714)	8,033
Noncontrolling interests	532	1,711	36	(100)	2,179

Total shareholder’s equity, including noncontrolling interests	8,565	78,726	(265)	(76,814)	10,212

Total liabilities & stockholders’ equity, Sbarro, Inc.	$465,577	$88,044	$1,673	$(77,044)	$478,250

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet

As of December 27, 2009

ASSETS

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:

Cash and cash equivalents	$23,713	$2,464	$686	$—	$26,863
Receivables
Franchise	2,237	—	—	—	2,237
Other	2,549	304	63	—	2,916

	4,786	304	63	—	5,153
Inventories	1,152	1,643	112	—	2,907
Prepaid expenses	1,094	533	144	—	1,771

Total current assets	30,745	4,944	1,005	—	36,694

Intercompany receivables	(43,062)	45,250	(2,472)	284	—

Investment in subsidiaries	73,468	—	1,240	(74,708)	—

Property and equipment, net	19,358	36,415	605	(230)	56,148
Goodwill	194,786	—	—	—	194,786
Trademarks	173,100	—	—	—	173,100
Other intangible assets	19,650	—	—	—	19,650
Deferred financing costs, net	8,977	—	—	—	8,977
Other assets	1,745	201	848	(1,726)	1,068

Total Assets	$478,767	$86,810	$1,226	$(76,380)	$490,423

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet

As of December 27, 2009

LIABILITIES AND SHAREHOLDER’S EQUITY

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$8,730	$164	$138	$—	$9,032
Accrued expenses	19,329	2,599	933	(230)	22,631
Accrued interest payable	7,935	—	—	—	7,935

Total current liabilities	35,994	2,763	1,071	(230)	39,598

Deferred rent	139	6,343	—	—	6,482
Deferred tax liability	76,941	—	—	—	76,941
Due to former shareholders & other liabilities	12,508	—	—	—	12,508
Accrued interest payable	3,048	—	—	—	3,048
Long-term debt	336,095	—	—	—	336,095

Shareholders’ equity:
Common stock, $.01 par value, 1000 shares authorized, 100 issued & outstanding at December 27, 2009	—	—	484	(484)	—
Additional paid-in capital	139,340	68,302	1,910	(70,212)	139,340
Currency translation adjustments	200	—	255	(255)	200
Advances to MidOcean SBR Holding	(305)	—	—	—	(305)
(Accumulated deficit) retained earnings	(125,838)	7,509	(2,310)	(5,199)	(125,838)

Total shareholders’ equity	13,397	75,811	339	(76,150)	13,397
Noncontrolling interest	645	1,893	(184)	—	2,354

Total shareholders’ equity, including noncontrolling interests	14,042	77,704	155	(76,150)	15,751

Total liabilities and shareholders’ equity, Sbarro, Inc.	$478,767	$86,810	$1,226	$(76,380)	$490,423

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Statement of Operations

For the three months ended March 28, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$30,806	$43,804	$617	$—	$75,227
Franchise related income	3,757	—	—	—	3,757

Total revenues	34,563	43,804	617	—	78,984

Costs and expenses:
Cost of food and paper products	7,438	7,701	184	—	15,323
Payroll and other employee benefits	8,411	12,636	211	—	21,258
Other operating costs	12,314	17,070	628	—	30,012
Other income, net	(81)	(761)	(4)	—	(846)
Depreciation and amortization	1,628	1,728	18	—	3,374
General and administrative	7,029	11	560	—	7,600
Intercompany charges	(4,274)	4,215	59	—	—

Total costs and expenses, net	32,465	42,600	1,656	—	76,721

Operating income (loss)	2,098	1,204	(1,039)	—	2,263

Other expense:
Interest expense	(7,449)	—	—	—	(7,449)

Other expense	(7,449)	—	—	—	(7,449)

Equity in loss of subsidiaries	330	—	—	(330)	—

(Loss) income before income taxes and equity investments	(5,021)	1,204	(1,039)	(330)	(5,186)
Income tax expense	112	—	—	—	112

(Loss) income before equity investments	(5,133)	1,204	(1,039)	(330)	(5,298)
Loss from equity investments	—	—	(62)	—	(62)

Net (loss) income	(5,133)	1,204	(1,101)	(330)	(5,360)
Less: Net (income) loss attributable to noncontrolling interests	(64)	—	227	—	163

Net loss attributable to Sbarro, Inc.	$(5,197)	$1,204	$(874)	$(330)	$(5,197)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations

For the three months ended March 29, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$31,856	$44,039	$388	$—	$76,283
Franchise related income	3,299	—	—	—	3,299

Total revenues	35,155	44,039	388	—	79,582

Costs and expenses:
Cost of food and paper products	7,548	7,811	139	—	15,498
Payroll and other employee benefits	8,504	12,551	184	—	21,239
Other operating costs	12,834	16,684	326	—	29,844
Other income, net	(105)	(1,041)	(30)	—	(1,176)
Depreciation and amortization	1,797	2,390	14	—	4,201
General and administrative	8,401	—	—	—	8,401
Intercompany charges	(6,396)	6,360	36	—	—
Asset impairment, restaurant closings	370	510	—	—	880

Total costs and expenses, net	32,953	45,265	669	—	78,887

Operating income (loss)	2,202	(1,226)	(281)	—	695

Other (expense) income:
Interest expense	(5,841)	—	—	—	(5,841)
Write-off of deferred financing costs	(423)	—	—	—	(423)
Interest income	32	—	—	—	32

Net other (expense) income	(6,232)	—	—	—	(6,232)

Equity in loss of subsidiaries	(1,575)	—	—	1,575	—

(Loss) income before income taxes and equity investments	(5,605)	(1,226)	(281)	1,575	(5,537)
Income tax expense	104	—	—	—	104

(Loss) income before equity investments	(5,709)	(1,226)	(281)	1,575	(5,641)
Loss from equity investments	—	—	(55)	—	(55)

Net (loss) income	(5,709)	(1,226)	(336)	1,575	(5,696)
Net (income) loss attributable to noncontrolling interests	(1)	(130)	117	—	(14)

Net (loss) income attributable to Sbarro, Inc.	$(5,710)	$(1,356)	$(219)	$1,575	$(5,710)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows

For the three months ended March 28, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(5,133)	$1,204	$(1,101)	$(330)	$(5,360)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,628	1,728	18	—	3,374
Amortization of deferred financing costs	461	—	—	—	461
Increase in deferred rent, net of tenant allowance	129	329	4	—	462
Equity in net loss of unconsolidated affiliates	—	—	62	—	62

Changes in operating assets and liabilities:
Decrease (increase) in receivables	744	20	(36)	—	728
Decrease (increase) in inventories	153	174	(9)	—	318
Increase in prepaid expenses	(1,366)	(3)	(169)	—	(1,538)
Decrease in other assets	279	11	—	—	290
(Decrease) increase in accounts payable, accrued expenses & other liabilities	(3,851)	(69)	789	—	(3,131)
Decrease in accrued interest payable	(4,140)	—	—	—	(4,140)

Net cash (used in) provided by operating activities	(11,096)	3,394	(442)	(330)	(8,474)

Investing Activities:
Purchases of property and equipment	(628)	(1,134)	(300)		(2,062)

Net cash used in investing activities	(628)	(1,134)	(300)	—	(2,062)

Financing Activities:
Proceeds from short term loan to noncontrolling interests	—	—	167	—	167
Distribution of earning to noncontrolling interests	(329)	—	—	—	(329)
Intercompany balances	33	(1,872)	1,509	330	—

Net cash (used in) provided by financing activities	(296)	(1,872)	1,676	330	(162)

(Decrease) increase in cash and cash equivalents	(12,020)	388	934	—	(10,698)

Cash and cash equivalents at beginning of period	23,713	2,464	686	—	26,863

Cash and cash equivalents at end of period	$11,693	$2,852	$1,620	$—	$16,165

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows

For the three months ended March 29, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(5,709)	$(1,226)	$(336)	$1,575	$(5,696)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,797	2,390	14	—	4,201
Amortization of deferred financing costs	308	—	—	—	308
Increase in deferred rent, net of tenant allowance	160	271	—	—	431
Asset impairment, restaurant closings/remodels	158	183	—	—	341
Equity in net loss of unconsolidated affiliates	—	—	—	55	55
Write-off of deferred financing costs	423	—	—	—	423
Changes in operating assets and liabilities:
Decrease (increase) in receivables	742	(97)	(116)	117	646
Decrease (increase) in inventories	143	176	(13)	—	306
(Increase) decrease in prepaid expenses	(417)	70	253	—	(94)
Increase in other assets	(67)	—	—	—	(67)
(Decrease) increase in accounts payable and accrued expenses	(7,673)	(734)	1,009	(1,057)	(8,455)
Decrease in accrued interest payable	(4,099)	—	—	—	(4,099)

Net cash (used in) provided by operating activities	(14,234)	1,033	811	690	(11,700)

Investing Activities:
Purchases of property and equipment	(477)	(2,170)	(32)	—	(2,679)
Investment in joint ventures	(130)	—	—	—	(130)

Net cash used in investing activities	(607)	(2,170)	(32)	—	(2,809)

Financing Activities:
Proceeds from second lien	25,000	—	—	—	25,000
Repayment of secured term loan and revolver	(28,958)	—	—	—	(28,958)
Debt issue costs	(1,498)	—	—	—	(1,498)
Capital contribution from noncontrolling interests	—	—	170	—	170
Repayment of short term loan to noncontrolling interests	—	—	(225)	—	(225)
Distribution of earnings to noncontrolling interests	(418)	—	—	—	(418)
Intercompany balances	2,285	(715)	(880)	(690)	—

Net cash used in financing activities	(3,589)	(715)	(935)	(690)	(5,929)

Decrease in cash and cash equivalents	(18,430)	(1,852)	(156)	—	(20,438)

Cash and cash equivalents at beginning of period	34,249	3,468	569	—	38,286

Cash and cash equivalents at end of period	$15,819	$1,616	$413	$—	$17,848

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

For the purposes of management’s discussion and analysis, the first quarter of 2010 is the thirteen weeks ended March 28, 2010 and the first quarter of 2009 is the thirteen weeks ended March 29, 2009.

We are the world’s leading Italian Quick Service Restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 1,055 units in 41 countries, with 484 company-owned units, 550 franchised units and 21 joint venture units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

We operate our business through two segments. Our company-owned restaurant segment is comprised of the operating activities of our company-owned QSR’s and other concept restaurants. Our franchised restaurant segment is comprised of our franchised restaurants which offer opportunities worldwide for qualified operators to conduct business under the Sbarro name and other trade names owned by Sbarro. Revenue from our franchised restaurant segment is generated from initial franchise fees, ongoing royalties and other franchising revenue. We do not allocate indirect corporate charges to our operating segments. Such costs are managed on an entity-wide basis, and the information to reasonably allocate such costs is not readily available. We do not allocate assets by segment because our chief operating decision makers do not review the assets by segment to assess performance, as the assets are managed on an entity-wide basis. Our operating segments are discussed in Note 1—Summary of Significant Accounting Policies and Note 13—Business Segment Information to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 27, 2009.

Our Restaurant Expansion

The following table summarizes the number of company-owned, franchised, and joint venture restaurants in operation during each indicated period:

	Three Months Ended	Three Months Ended
	March 28, 2010	March 29, 2009
Company-owned Sbarro restaurants:
Open at beginning of period	484	509
Opened during period	3	4
Closed during period	(3)	(23)

Open at end of period	484	490

Franchised Sbarro restaurants:
Open at beginning of period	555	566
Opened during period	8	23
Closed during period	(13)	(23)

Open at end of period	550	566

Joint venture Sbarro restaurants:
Open at beginning of period	17	16
Opened during period	4	—

Open at end of period	21	16

All restaurants:
Open at beginning of period	1,056	1,091
Opened during period	15	27
Closed during period	(16)	(46)

Open at end of period	1,055	1,072

Seasonality

Revenues are highest in our fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Our annual revenues and earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year’s Day.

Goodwill and Other Intangible Assets

Due to the seasonality of our business, we perform our annual test for impairment on our goodwill and intangible assets with indefinite lives as required by the accounting for goodwill and other intangible assets, and fully evaluate the impairment of long-lived assets as required by the accounting for the impairment and disposal of long-lived assets in the fourth quarter of our fiscal year. Any required adjustments are recorded at that time unless our assumptions regarding forecasted revenue or margin growth rates are not achieved, then we may be required to record an impairment charge prior to that if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed.

Noncontrolling Interests

We present minority interests as noncontrolling interests in the equity section of our consolidated balance sheets as a separate net loss attributable to noncontrolling interests in our consolidated statement of operations, and as a distribution to/from noncontrolling interests in the consolidated statements of cash flows.

Summary Financial Information (dollars in millions)

	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009
Comparable sales-percentage change vs. prior comparable period (1):
QSR-owned locations	-1.6%	-4.8%
Franchise locations:
Domestic Franchise	-4.3%	-4.3%
International Franchise:
Local Currency	7.4%	-12.0%
Foreign Currency Impact	10.0%	-12.9%

International Franchise, net	17.4%	-24.9%
Cost of food and paper products as a percentage of restaurant sales	20.4%	20.3%
Payroll and other benefits as a percentage of restaurant sales	28.3%	27.8%
Other operating expense as a percentage of restaurant sales	39.9%	39.1%
General and administrative costs as a percentage of revenues	9.6%	10.6%
Bank credit agreement EBITDA (2)	$7,807	$9,093

(1)	Comparable and annual percentage changes are based on locations that were open during the entire period within the periods presented.
(2)

Bank credit agreement EBITDA includes certain adjustments to EBITDA disclosed in our Senior Credit Facilities. EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) or as a measure of a company’s profitability or liquidity. Rather, we believe that EBITDA provides relevant and useful information for analysts and investors in our Senior Notes in that the Senior Credit Facilities and the Second Lien Facility each contain a minimum bank credit agreement EBITDA covenant. We also internally use EBITDA to determine whether or not to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

For each of the periods shown, the following table reconciles our net loss to EBITDA and bank credit agreement EBITDA for each of the periods. We believe net loss is the most direct comparable GAAP financial measure to EBITDA and bank credit agreement EBITDA, (dollars in thousands):

	Three Months Ended March 28, 2010	Three Months Ended March 29, 2009
Net loss attributable to Sbarro, Inc.	$(5,197)	$(5,710)
Interest Expense	7,449	5,841
Interest Income	—	(32)
Income Tax Expense	112	104
Depreciation and Amortization	3,374	4,201

EBITDA attributable to Sbarro, Inc.	5,738	4,404
Adjustments:
Non-cash charges and litigation charges	488	1,615
Professional fees expensed for credit amendment, management fees and related expenses	297	641
Restructuring related expenses, store closing costs and severance	319	1,938
Preopening, joint venture operations and taxes in lieu of income tax	965	495

Bank Credit Agreement EBITDA	$7,807	$9,093

The following table sets forth the information concerning the revenue and operating income before unallocated costs of each of our company-owned and franchised restaurant segments:

	Company- Owned Restaurants	Franchised Restaurants	Totals
	(In thousands)
1st Quarter 2010
Total revenue	$75,227	$3,757	$78,984

Operating income before unallocated costs	$6,111	$2,872	$8,983

Unallocated costs and expenses (1)			6,720

Operating income			$2,263

1st Quarter 2009
Total revenue	$76,283	$3,299	$79,582

Operating income before unallocated costs	$5,965	$2,099	$8,064

Unallocated costs and expenses (1)			7,369

Operating income			$695

(1)	Represents certain general and administrative expenses that are not allocated by segment.

Sales by QSR and consolidated other concept restaurants were $75.2 million for the first quarter of 2010 compared to $76.3 million for the first quarter of 2009. The decrease in sales is due to a decrease in comparable unit sales of 1.6% in our QSR restaurants and lost sales from stores strategically closed of $2.2 million, partially offset by sales generated by new stores opened in 2010 and 2009 of $2.3 million. The decrease in comparable unit sales primarily reflects the reduction in consumer spending throughout the United States as a result of the current economic environment.

Franchise related revenues were $3.8 million in the first quarter of 2010 compared to $3.3 million for the first quarter of 2009. This resulted from an increase in international development fee income partially offset by lost royalties from stores closed.

Cost of food and paper products as a percentage of restaurant sales increased to 20.4% for the first quarter of 2010 as compared to 20.3% for the first quarter of 2009. The cost of cheese in the first quarter of 2010 averaged $1.80 per pound compared to an average of $1.38 per pound for the first quarter of 2009. This $.42 per pound increase in cheese costs accounted for $0.6 million or 0.7% of restaurant sales. The cost of flour in the first quarter of 2010 and the first quarter of 2009 averaged $.30 per pound.

Payroll and other employee benefits as a percentage of restaurant sales increased to 28.3% in the first quarter of 2010 from 27.8% in the first quarter of 2009. The increase is due to increased payroll in the beginning of the quarter to drive traffic.

Other operating costs were $30.0 million in the first quarter of 2010 compared to $29.8 million in the first quarter of 2009. As a percentage of restaurant sales, other operating costs increased to 39.9% in the first quarter of 2010 as compared to 39.1% in the first quarter of 2009 due to an increase in store opening costs related to our joint venture operations in the first quarter of 2010 partially offset by cost control initiatives implemented in 2009.

Other income, net decreased to $0.8 million in the first quarter of 2010 from $1.2 million in the first quarter of 2009.

Depreciation and amortization decreased to $3.4 million in the first quarter of 2010 compared to $4.2 million in the first quarter of 2009 due to underperforming stores closed.

General and administrative expenses were $7.6 million in the first quarter of 2010 as compared to $8.4 million in the first quarter of 2009. The decrease was primarily related to a reduction in severance costs compared with the same period in the prior year and fees related to the amendment to the Senior Credit Facilities in the first quarter of 2009.

There were no costs associated with asset impairment, restaurant closing and remodeling in the first quarter of 2010. Such costs in the first quarter of 2009 amounted to $0.9 million as there were 23 stores strategically closed.

Interest expense of $7.4 million in the first quarter of 2010 and $5.8 million for the first quarter of 2009 relates primarily to the Senior Notes, the Term Loans and Revolver under our Senior Credit Facilities and our Second Lien Facility. Included in interest expense in the first quarter of 2010 and 2009 was the amortization of deferred financing costs for the Senior Notes, Term Loan and Second Lien Facility of $0.4 million and $0.3 million, respectively.

Write-off of deferred financing costs of $0.4 million in the first quarter of 2009 related to prepayment of the Senior Credit Facility.

Income tax expense was $0.1 million for the first quarter of 2010 and our effective tax rate was a negative 2.2%. During the first quarter of 2010, we recorded a $1.6 million increase to the valuation allowance on our deferred tax assets increasing the valuation allowance to $41.3 million. The income tax expense was $0.1 million in the first quarter of 2009 and our effective tax rate was negative 1.9%. During the first quarter of 2009, we recorded a $2.0 million increase to the valuation allowance on our deferred tax assets.

Loss from equity investments relates to our joint venture in Beirut, an unconsolidated affiliate.

Net loss (income) attributable to noncontrolling interests relates to our joint ventures in India, Japan and certain partnerships.

Net loss attributable to Sbarro, Inc. was $5.2 million for the first quarter of 2010 as compared to a net loss attributable to Sbarro, Inc. of $5.7 million for the first quarter of 2009. This decrease in net loss was due to the items discussed above, primarily the reduction in certain operating expenses partially offset by a decrease in comparable unit sales.

Liquidity and Capital Resources

Principal Cash Requirements and Sources

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Merger, and from funding our costs of operations, working capital and capital expenditures. Cash flow generated during our fourth quarter is critical to achieving positive annual operating cash flow. Adverse macroeconomic factors, including reduced mall traffic during the holiday shopping season and a decline in consumer spending among other factors can negatively impact achieving our projected operating cash flow. Additionally, we experience pressures relating to increased commodity costs, particularly cheese and flour.

Our ability to borrow funds under our revolver is subject to compliance with our debt covenant requirements. Prior to the amendment to our Senior Credit Facilities, such covenants included an interest coverage ratio and a total leverage ratio. On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of our Term Loan by entering into the new Second Lien Facility, permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, and replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year.

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

Our minimum trailing twelve month EBITDA covenant, as calculated in accordance with our amended bank credit agreement, increases at the end of the fourth quarter of 2010 by $3.0 million dollars to $43.0 million. Our bank credit agreement EBITDA for fiscal 2009 was $44.7 million. Based upon our 2010 business plan, we expect our bank credit agreement EBITDA for 2010 to exceed this minimum twelve month covenant, however achieving this budgeted bank credit agreement EBITDA amount will be highly dependent on the level of traffic in shopping malls during the fourth quarter holiday shopping season and, as a result, is closely tied to our projected fourth quarter increase in comparable sales percentage change versus the prior year. Our projections assume increases in same store sales commencing in the second half of the year, with the largest increase in our fourth quarter, and include the achievement of a 1% increase year over year same store sales in 2010. Considering related costs, each 1% decrease in comparable sales for the year may result in a net bank credit agreement EBITDA decrease of approximately $1.5 million assuming our payroll as a percentage of sales adjusts accordingly as was the case in 2009. Failing to achieve our budgeted 1% increase in comparable sales percentage, or experiencing a decrease in comparable sales percentage that differs from our business plan by more than 2% for the year, or by approximately 6% of same store sales in the fourth quarter, could cause a bank credit agreement EBITDA shortfall that increases the risk of non-compliance with our minimum EBITDA covenants.

Our last twelve month bank credit agreement EBITDA was $43.5 million as of March 28, 2010 which exceeded our bank covenant of $40 million. Our bank credit agreement EBITDA was in line with our business plan for the first quarter of 2010. Our April comparable sales were softer than plan as our traffic experienced a decline in the beginning of the second quarter as compared to the first quarter. We are not adjusting our business plan projections based on one month’s sales.

Commodity costs can also fluctuate with the economy with cheese currently being the most volatile. A $.20 variance in the price of block cheese to our projections can produce a variance to our business plan by approximately $1 million as a benefit or a risk depending on the market.

We continue to implement savings initiatives throughout our operations including, but not limited to, store payroll, strategic closings of underperforming stores, recipe revisions, contract renegotiations, rent reductions, insurance and overhead reductions and evaluate other cost control measures to help mitigate any risk in achieving our 2010 business plan.

If the expected economic recovery and same store sales increases do not occur in a manner consistent with our business plan, or if we are unable to manage costs, each as discussed above, we may not be able to achieve our 2010 operating plan and meet our minimum EBITDA covenants.

Our bank credit agreements provide for certain cures in the event of noncompliance with our minimum EBITDA covenants.

Based upon our cash balance of $16.2 million at March 28, 2010 and our 2010 business plan, we believe that cash flows generated from operations during 2010 along with our cash on hand and borrowings available under our revolver ($5.4 million) will be sufficient for us to meet our debt service requirements and fund working capital and capital expenditures for the next twelve months.

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

The amended Senior Credit Facilities require us to prepay outstanding borrowings, subject to certain exceptions, with (a) 75% of our annual excess cash flow; (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) if we do not commit to reinvest such proceeds in accordance with the terms of the Senior Credit Facilities within 365 days of the event giving rise thereto (or, to the extent we have entered into a commitment to reinvest such proceeds within such time period to the extent such amounts are actually reinvested, within six months of the expiration of such 365 days); and (c) 100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Senior Credit Facilities. The prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility satisfied our quarterly obligation for further principal amortization payments on our Senior Credit Facilities. We are not required to make principal payments, absent the occurrence of certain events, on our Senior Notes until they mature in 2015. In 2008, we purchased four QSR locations for approximately $1.3 million and we repaid $1.8 million in principal per the terms of our Term Loan. On October 17, 2008 and November 18, 2008, we borrowed $8.0 million and $12.0 million respectively under our senior secured revolving facility. As of March 28, 2010, the remaining borrowing availability was $5.4 million. We believe that aggregate capital expenditures for 2010 will approximate $8.2 million which we expect will be funded with operating cash. Based upon our projected cash requirements for operations, we believe we have adequate resources to fund operations, working capital needs, capital expenditures, debt servicing requirements and other cash needs for the next twelve months based upon current cash balances and the availability under the revolving credit facility. If necessary, we may adjust the rate of capital expenditures, acquisitions, or the timing and magnitude of other controllable expenditures to meet such requirements.

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital at the end of the first quarter of 2010 and 2009 and the sources and uses of our cash flows during the first quarter of each of those years (in millions):

	Quarter Ended March 28, 2010	Quarter Ended March 29, 2009
Liquidity at the end of period
Cash and cash equivalents	$16.2	$17.8
Working Capital	$(4.7)	(3.2)

Net cash flows
Used in operating activities	$(8.5)	$(11.7)
Used in investing activities	$(2.1)	(2.8)
Used in financing activities	$(0.2)	(5.9)

Net decrease in cash	$(10.7)	$(20.4)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations. Based upon our cash balance of $16.2 million at March 28, 2010 and our 2010 business plan, we believe that cash flows generated from operations during 2010 along with our cash on hand and borrowings available under our revolver ($5.4 million) will be sufficient for us to meet our debt service requirements and fund working capital and planned capital expenditures for the next twelve months.

Net cash used in operating activities was $8.5 million during the quarter ended March 28, 2010 as compared to $11.7 million used in operating activities for the quarter ended March 30, 2009. The decrease in net cash used in the quarter ended March 28, 2010 is mainly due to a $4.3 million net change in operating assets and liabilities when compared to the prior year, due primarily to the timing of payment of our accounts payable from year-end 2009 and 2008. We historically have our peak annual cash position and highest level of accounts payable and accrued expenses at the end of the holiday season, which coincides with our year end. These payables and accrued expenses are paid during the first quarter of the ensuing year, predominantly using our year-end cash.

Net cash used in investing activities was $2.1 million for the quarter ended March 28, 2010. Net cash used in investing activities was $2.8 million for the quarter ended March 29, 2009. Net cash used in the quarter ended March 28, 2010 and March 29, 2009 was mostly related to capital expenditures utilized primarily for restaurant openings and renovation activity.

Net cash used in financing activities was $0.2 million for the quarter ended March 28, 2010. This net cash used primarily represents distributions of earnings to noncontrolling interests offset by proceeds from short-term loans to noncontrolling interests. The cash used in financing activities was $5.9 million in the quarter ended March 29, 2009 and was for principal payments on our Term Loan and distributions to noncontrolling interests.

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

During the quarter ended March 28, 2010, there were no changes in the accounting policies whose application may have the most significant effect on our reported results of financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position from those discussed under the heading “Critical Accounting Policies and Judgments” in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 27, 2009.

Recent Accounting Pronouncements

Refer to Note 2 to the Notes to Unaudited Financial Statements for information regarding recent accounting pronouncements.

Certain Relationships and Related Transactions

During the first quarter of 2010, there were no related party transactions other than those discussed under the heading “Certain Relationships and Related Transactions” in Part II, Item 13 of our Annual Report on Form 10-K for the year ended December 27, 2009.

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

The interest rate on borrowings under our Senior Credit Facilities is floating and, therefore, is subject to fluctuations. In general, borrowings under the Senior Credit Facilities bear interest based, at our option, at either a LIBOR rate or an alternative base rate (“ABR”), in each case plus a margin. Currently, our rate of interest for borrowings under the Senior Credit Facilities, as amended, is LIBOR plus 4.50% or ABR plus 3.50%. A 1% change in our current rate would have an annual effect of approximately $1.9 million. Subsequent to the Merger, we entered into an Interest Rate Cap Letter Agreement with a bank for a portion of our Senior Credit Facilities. This agreement capped our LIBOR rate at 6.50% through February 2010.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 28, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings included in our Annual Report on Form 10-K for the year ended December 27, 2009 in Note 8 to the Notes to Consolidated Financial Statements have not materially changed.

Item 1A.	Risk Factors

The risk factors included in our Annual Report on Form 10-K for the year ended December 27, 2009 have not materially changed. You should consider carefully the risks described under Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 27, 2009. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 27, 2009 are not the only ones that may affect us. If any of the events described actually occur, our business and financial results could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default upon senior securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other information

None.

Item 6.	Exhibits

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of Sbarro, Inc. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-142081)

*3.2	Amended and Restated Bylaws of Sbarro, Inc. (Exhibit 3.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.1	Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and the Bank of New York, as trustee. (Exhibit 4.1 to our Registration Statement on Form S-4, File No. 333-142081)

*4.2	Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers. (Exhibit 4.2 to our Registration Statement on Form S-4, File No. 333-142081)

+10.1	Employment Agreement dated January 11, 2010 by and among MidOcean SBR Holdings, LLC, Sbarro Inc. and Mark Censoprano

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.02	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the document indicated.
**	These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on
Form 10-Q or as a separate disclosure document.
+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBARRO, INC.

Registrant

Date: May 10, 2010	By:	/s/ Peter Beaudrault
Peter Beaudrault,
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 10, 2010	By:	/s/ Carolyn M. Spatafora
Carolyn M. Spatafora
Chief Financial Officer Principal Financial and Accounting Officer