Form 10-Q
period 2010-06-27
SBARRO INC
filed 2010-08-11
CIK 766004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 27, 2010	Commission file number 333-142081

SBARRO, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2501939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Broad Hollow Road, Melville, New York	11747-4714
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock of the registrant outstanding as of August 11, 2010 was 100.

SBARRO, INC.

FORM 10-Q INDEX

Part I – Financial Information

Item 1.	Consolidated Financial Statements

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(UNAUDITED)

(In thousands)

	June 27, 2010	December 27, 2009
Current assets:
Cash and cash equivalents	$12,057	$26,863
Receivables, net of allowance for doubtful accounts of $1,501 and $1,805 at June 27, 2010 and December 27, 2009, respectively:
Franchise	1,540	2,237
Other	3,566	2,916

	5,106	5,153
Inventories	2,691	2,907
Prepaid expenses	3,076	1,771

Total current assets	22,930	36,694

Property and equipment, net	53,657	56,148

Intangible assets:
Goodwill	194,786	194,786
Trademarks	157,400	173,100
Other intangible assets	19,117	19,650

Deferred financing costs, net	8,208	8,977
Other assets	1,418	1,068

Total assets	$457,516	$490,423

See Notes to Unaudited Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES & SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

(In thousands except share data)

(CONTINUED)

	June 27, 2010	December 27, 2009
Current liabilities:
Accounts payable	$8,258	$9,032
Accrued expenses	19,025	22,631
Accrued interest payable	6,606	7,935

Total current liabilities	33,889	39,598

Deferred rent	7,122	6,482
Deferred tax liability	70,645	76,941
Due to former shareholders and other liabilities	13,008	12,508
Accrued interest payable	5,211	3,048

Long-term debt	336,277	336,095

Commitments and contingencies
Shareholders’ (deficit) equity:
Common stock
Authorized 1,000 shares; $.01 par value issued and outstanding 100 shares at June 27, 2010 and December 27, 2009	—	—
Additional paid-in capital	139,340	139,340
Currency translation adjustments	53	200
Advances to MidOcean SBR Holdings	(305)	(305)
Accumulated deficit	(149,864)	(125,838)

Total shareholders’ (deficit) equity	(10,776)	13,397
Noncontrolling interests	2,140	2,354

Total shareholders’ (deficit) equity, including noncontrolling interests	(8,636)	15,751

Total liabilities and shareholders’ (deficit) equity, Sbarro, Inc.	$457,516	$490,423

See Notes to Unaudited Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	For The Six Months Ended June 27, 2010	For The Six Months Ended June 28, 2009
Revenues:
Restaurant sales	$148,191	$152,942
Franchise related income	6,889	6,774

Total revenues	155,080	159,716
Costs and expenses:
Cost of food and paper products	30,646	31,129
Payroll and other employee benefits	41,848	42,787
Other operating costs	61,001	59,574
Other income, net	(1,787)	(2,020)
Depreciation and amortization	7,093	8,467
General and administrative	15,329	15,826
Goodwill and other intangible asset impairment	15,700	—
Asset impairment, restaurant closings/remodels	1,118	1,996

Total costs and expenses, net	170,948	157,759

Operating (loss) income	(15,868)	1,957

Other (expense) income:
Interest expense	(15,106)	(13,333)
Write-off of deferred financing costs	—	(423)
Interest income	1	33

Net other expense	(15,105)	(13,723)

Loss before income taxes and equity investments	(30,973)	(11,766)
Income tax (benefit) expense	(6,080)	272

Loss before equity investments	(24,893)	(12,038)
Loss from equity investments	(120)	(108)

Net loss	(25,013)	(12,146)
Less: Net loss (income) attributable to noncontrolling interests	987	(33)

Net loss attributable to Sbarro, Inc.	$(24,026)	$(12,179)

See Notes to Unaudited Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(In thousands except share data)

	For The Three Months Ended June 27, 2010	For The Three Months Ended June 28, 2009
Revenues:
Restaurant sales	$72,964	$76,659
Franchise related income	3,132	3,475

Total revenues	76,096	80,134
Costs and expenses:
Cost of food and paper products	15,323	15,631
Payroll and other employee benefits	20,590	21,548
Other operating costs	30,989	29,730
Other income, net	(941)	(844)
Depreciation and amortization	3,719	4,266
General and administrative	7,729	7,424
Goodwill and other intangible asset impairment	15,700	—
Asset impairment, restaurant closings/remodels	1,118	1,117

Total costs and expenses, net	94,227	78,872

Operating (loss) income	(18,131)	1,262

Other (expense) income:
Interest expense	(7,657)	(7,492)
Interest income	1	1

Net other expense	(7,656)	(7,491)

Loss before income taxes and equity investments	(25,787)	(6,229)
Income tax (benefit) expense	(6,192)	168

Loss before equity investments	(19,595)	(6,397)
Loss from equity investments	(58)	(53)

Net loss	(19,653)	(6,450)
Less: Net loss (income) attributable to noncontrolling interests	824	(19)

Net loss attributable to Sbarro, Inc.	$(18,829)	$(6,469)

See Notes to Unaudited Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT

(UNAUDITED)

(In thousands)

	Common Stock		Additional paid-in capital	Advances to MidOcean SBR Holdings		Accumulated Other Comprehensive Income (b)
	Number of Shares	Amount			Accumulated Deficit		Noncontrolling Interest	Total
Balance at December 27, 2009	100	$—	$139,340	$(305)	$(125,838)	$200	$2,354	$15,751
Components of comprehensive loss:
Net loss	—	—	—	—	(24,026)	—	(987)	(25,013)
Currency translation adjustments	—	—	—	—	—	(147)	191	44

Comprehensive loss (a)								(24,969)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	971	971
Distribution of earnings and return of capital	—	—	—	—	—	—	(563)	(563)
Proceeds from loan - noncontrolling interest	—	—	—	—	—	—	174	174

Balance at June 27, 2010	100	$—	$139,340	$(305)	$(149,864)	$53	$2,140	$(8,636)

(a)	The components of comprehensive loss are as follows:

	Six Months Ended June 27, 2010	Six Months Ended June 28, 2009
Net loss (including noncontrolling interests)	$(25,013)	$(12,146)
Currency translation adjustments	44	72

	(24,969)	(12,074)
Less: comprehensive (loss) income attributable to noncontrolling interests	(796)	63

Comprehensive loss - Sbarro, Inc.	$(24,173)	$(12,137)

(b)	The components of accumulated other comprehensive income are as follows:

	June 27, 2010	Dec 27, 2009
Currency translation adjustments	$229	$185
Less: noncontrolling interests - currency translation adjustments	176	(15)

Accumulated other comprehensive income - Sbarro, Inc.	$53	$200

See Notes to Unaudited Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For The Six Months Ended June 27, 2010	For The Six Months Ended June 28, 2009
Operating Activities:
Net loss	$(25,013)	$(12,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and other intangible asset impairment	15,700	—
Depreciation and amortization	7,093	8,467
Amortization of deferred financing costs	951	724
Provision for doubtful accounts receivable	20	616
Increase in deferred rent, net of tenant allowance	817	938
Asset impairment and restaurant closings/remodels	903	873
Change in deferred income taxes, net	(6,296)	—
Write-off of deferred financing costs	—	423
Equity in net loss of unconsolidated affiliates	120	108
Changes in operating assets and liabilities
Decrease in receivables	91	695
Decrease in inventories	217	452
(Increase) decrease in prepaid expenses	(1,305)	247
Increase in other assets	(344)	(65)
Decrease in accounts payable, accrued expenses & other liabilities	(4,276)	(9,703)
Increase (decrease) in accrued interest payable	834	(36)

Net cash used in operating activities	(10,488)	(8,407)

Investing Activities:
Purchases of property and equipment	(4,953)	(4,630)
Investment in joint ventures	—	(245)

Net cash used in investing activities	(4,953)	(4,875)

Financing Activities:
Capital contribution from noncontrolling interests	971	313
Proceeds from (repayment of) short term loan from (to) noncontrolling interests	174	(382)
Distribution of earnings to noncontrolling interests	(510)	(653)
Proceeds from second lien	—	25,000
Debt issuance and credit agreement costs	—	(1,798)
Repayment of secured term loan and revolver	—	(32,958)

Net cash provided by (used in) financing activities	635	(10,478)

Decrease in cash and cash equivalents	(14,806)	(23,760)
Cash and cash equivalents at beginning of period	26,863	38,286

Cash and cash equivalents at end of period	$12,057	$14,526

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for the fair presentation of the consolidated financial position of Sbarro and our subsidiaries at June 27, 2010, and our consolidated results of operations for the three and six months ended June 27, 2010 and June 28, 2009 and cash flows for the six months ended June 27, 2010 and June 28, 2009 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the fiscal 2010 presentation. Reference should be made to our annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 27, 2009.

Liquidity

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Merger. Our other liquidity needs fund our costs of operations, working capital and capital expenditures. Cash flow generated during our fourth quarter is critical to achieving positive annual operating cash flow. Adverse macroeconomic factors, including reduced mall traffic during the holiday shopping season and a decline in consumer spending among other factors can negatively impact achieving our projected operating cash flow. Additionally, we experience pressures related to increasing commodity costs, particularly cheese and flour.

On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of our Term Loan by entering into the new Second Lien Facility, permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, and replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year. Our ability to borrow funds under our revolver is subject to compliance with our debt covenant requirements. On July 1, 2010 we drew the remaining amount available under our Revolving Facility and have no additional availability under the Senior Credit Facilities.

EBITDA, as calculated in accordance with our Senior Credit Facilities (“bank credit agreement EBITDA”), was $44.7 million for fiscal 2009 and $41.7 million for the twelve months ending with the second quarter of 2010. The Company was in compliance with all covenants at June 27, 2010. Our ability to meet or exceed our third quarter minimum trailing twelve months bank credit agreement EBITDA covenant of $40.0 million relies significantly on our same store sales trend versus the prior year. In order to comply with our third quarter minimum EBITDA covenant, our third quarter same store sales trend versus prior year would need to improve relative to our second quarter same store sales trend, and at the same time, our costs would need to be favorable to the prior year. If we fail to achieve this mix of increased sales and lower costs, we may not comply with our minimum EBITDA covenants for the third quarter.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

Our minimum trailing twelve month EBITDA covenant, as calculated in accordance with our amended bank credit agreement, increases at the end of the fourth quarter of 2010 by $3.0 million dollars to $43.0 million. Our ability to meet our fourth quarter minimum trailing twelve month EBITDA covenant relies significantly on our company owned same store sales trend versus prior year. Our comparable sales percentage change versus the prior year is highly dependent on the level of traffic in shopping malls during the fourth quarter holiday shopping season. Based on our recent trends, we would need a significant upturn in the general economy and a significant change to our second quarter trend to achieve positive same store sales versus prior year to satisfy the minimum trailing twelve month EBITDA covenant for the fourth quarter, and at the same time our costs would need to be favorable to the prior year. If we fail to achieve this mix of increased sales and lower costs, we may not comply with our minimum EBITDA covenants for the fourth quarter.

We are unable to control commodity costs which can impact our ability to satisfy our minimum EBITDA covenants. Specifically, commodity costs can also fluctuate with cheese and flour currently being the most volatile. For example, a $.20 variance in the price of block cheese or a $.10 variance in the price of a pound of flour would affect our costs by approximately $250 thousand and $300 thousand in the third and fourth quarters, respectively.

Our Senior Credit Facility provides for certain cures in the event of noncompliance with our minimum EBITDA covenants. Covenant violations can be cured with cash payments made by our principal shareholders. Such cure amounts are equal to the shortfall, provided the shortfall does not exceed ten percent of our last twelve months bank EBITDA, and can be added to our minimum twelve month EBITDA for the next four quarters. An equity cure can only be completed twice within each twelve month period. Our principal shareholders have no obligation to provide such funds.

Based upon our cash balance of $12.1 million at June 27, 2010, along with the $5.4 million borrowings drawn under our revolver in July 2010 and our revised 2010 forecast, we believe that cash flows generated from operations during 2010, along with our cash on hand, will be sufficient for us to meet our debt service requirements and fund working capital and capital expenditures for the next twelve months. It is possible that our actual results may differ materially from our revised 2010 forecast or that we are unable to obtain a waiver or cure an event of noncompliance with our minimum EBITDA covenants, and then we would not have sufficient cash to meet our obligations and substantial doubt would exist about our ability to continue as a going concern at that time.

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

The Senior Notes are senior unsecured obligations of ours and are guaranteed by all of our current and future domestic subsidiaries and rank equally in right of payment with all existing and future senior indebtedness of ours. The Senior Notes are effectively subordinated to all secured indebtedness of ours to the extent of the collateral securing such indebtedness, including the Senior Credit Facilities and Second Lien Facility (both defined below). In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have prior claim to those of our assets that constitute their collateral. The Senior Notes are structurally subordinated to all existing and future

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

indebtedness, claims of holders of preferred stock and other liabilities of our subsidiaries that do not guarantee the Senior Notes. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims in full from the assets of those subsidiaries before any assets are made available for distribution. The Senior Notes are senior in right of payment to any future subordinated obligations of ours.

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

Senior Credit Facilities:

In 2007, we entered into senior secured credit facilities. The senior secured credit facilities originally provided for loans of $208.0 million under a $183.0 million senior secured term loan facility (the “Term Loan”) and a $25.0 million senior secured revolving facility (the “Revolving Facility,” and collectively with the Term Loan, the “Senior Credit Facilities”). The Revolving Facility also provides for the issuance of letters of credit not to exceed $10.0 million at any one time outstanding and swing-line loans not to exceed $5.0 million at any one time outstanding. In connection with the Merger, we borrowed the entire $183.0 million available under the Term Loan. On October 17, 2008 and November 18, 2008, we borrowed $8.0 million and $12.0 million, respectively, under the Revolving Facility. On July 1, 2010 the Company borrowed the remaining $5.4 million available under the Senior Credit Facilities. The Term Loan matures in 2014 and the Revolving Facility is scheduled to terminate and come due in 2013.

On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of the Term Loan by entering into a new Second Lien Facility (defined and discussed below), permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, permanently replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million, and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year. In the first quarter of 2009, we wrote off $0.4 million of deferred financing costs related to the prepayment of the Term Loan. There were $3.5 million of letters of credit outstanding as of June 27, 2010. The letters of credit were issued instead of cash security deposits under our operating leases or to guarantee construction costs of our locations, and for run-out claims under our medical plan. In July 2010 we borrowed the remaining $5.4 million available under the Senior Credit Facilities.

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

Long-term debt of $12.5 million is scheduled to mature in 2013, $180.3 million in 2014 and $150.0 million is scheduled to mature in 2015 and thereafter. Refer to Note 6 “Fair Value Measurement” for the gross balance, net book value and fair value of our long-term debt at June 27, 2010.

4. Intangibles (in thousands):

Goodwill

We have two reporting units (Company-owned and Franchise) for the purposes of evaluating goodwill for impairment. The carrying value of goodwill was allocated to each of our reporting units based upon the fair value of the reporting units at the date of the Merger.

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or circumstances that would more likely than not reduce the carrying amount of a reporting unit below its fair value. The Company last performed its annual test for impairment as of December 27, 2009 and was scheduled to do so again in the fourth quarter of 2010. However, with the continuing economic challenges affecting our five year financial forecasts, management believed that there were circumstances evident to warrant impairment testing as of May 23, 2010.

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

For the income approach we assumed that the current economic downturn would continue domestically in 2010, followed by moderate growth in future years consistent with our growth prior to the recent downturn in the economy. Internationally, we assumed the continued downturn in the economy in 2010 with slight improvements in future years. We applied gross margin assumptions consistent with the Company’s current trends and used a 5.6% growth factor. Discounting the projected cash flows at 15.0% we determined a fair value for the reporting units.

We calculated the fair value of the reporting units’ equity using a market approach based on option pricing principles. This method estimates the fair value of the Company’s equity using inputs such as current debt, future expected interest payments over term, expected volatility and risk-free rate. For purposes of our analysis, we used a three year term with an expected volatility of 40.0% and risk-free rate of 1.2%. Volatility assumptions were based on published estimates of the Company’s industry peer group.

The Company considered each alternative in determining fair value of the reporting units, and in doing so concluded that given the current environment, the market-based equity pricing model was most appropriate. As the carrying value of the Company-owned segment was negative as of the triggering event date, no further assessment of impairment on goodwill could be made. At the point in which equity becomes positive, the equity of the reporting unit will be compared to the fair value of the reporting unit pursuant to applicable guidance. No goodwill impairment was recorded for the Company-owned reporting segment.

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

The following table presents trademark, franchise relationships, franchise rights acquired and franchise agreements, net and the activity for the periods shown:

	Trademark	Franchise Relationships	Franchise Rights Acquired	Franchise Agreements, net
December 28, 2008	$195,000	$17,300	$1,351	$4,888
Additions	—	—	250	—
Impairment	(21,900)	(2,900)	—	—
Amortization	—	—	—	(1,239)

December 27, 2009	$173,100	$14,400	$1,601	$3,649
Impairment	(15,700)	—	—	—
Amortization	—	—	(8)	(525)

June 27, 2010	$157,400	$14,400	$1,593	$3,124

For purposes of establishing inputs for the fair value calculations described above related to indefinite lived intangible assets, we assumed that the current economic downturn would continue domestically through 2010, followed by moderate growth in future years consistent with our growth prior to the recent downturn in the economy. Internationally, we assumed the continued downturn in the economy in 2010 with slight improvements in future years.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

We applied gross margin assumptions consistent with the Company’s current trends and used a 4.4% growth factor. Discounting the projected cash flows of these indefinite lived intangible assets at 15.0%, we determined a value of $157.4 million for our trademarks and accordingly, we impaired $15.7 million of trademarks during the quarter ended June 27, 2010. The fair value of the franchise relationships and franchise rights acquired exceeded their carrying value and as such no impairment charge was required. If the terminal growth rate, which has the largest impact on fair value, used in the fair value calculation for trademarks was decreased by 1%, the impairment charge would have increased by $6.5 million. If the discount rate used in the fair value calculation for trademarks was increased by 1%, the impairment charges would have increased by $13.9 million.

Franchise rights acquired and franchise agreements are definite lived assets and amortized over the life of the agreements. Amortization expense of $0.5 million and $0.6 million was recorded in the six months ended June 27, 2010 and June 28, 2009, respectively. At June 27, 2010 and December 27, 2009, accumulated amortization was $4.9 million and $4.4 million, respectively.

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

Based on these considerations and the uncertainty surrounding the future economic climate, management believes that it is more likely than not that our net operating loss carryforward, foreign tax credit carryforward, and other deferred tax assets will not be realized. During the first six months of 2010 we recorded an addition to our valuation allowance against these deferred tax assets of $5.3 million. The valuation allowance was $45.0 million as of June 27, 2010.

The income tax benefit of $6.2 million and $6.1 million for the three and six month periods ended June 27, 2010, respectively, was primarily the result of a $6.3 million decrease in the Company’s deferred tax liability related to impairment charges. Refer to Note 4 “Intangibles” for further information regarding the impairment charges recorded.

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents the gross balance, net book value and fair value of our long-term debt as of June 27, 2010 (in thousands):

	June 27, 2010
	Gross Balance	Net Book Value	Fair Value
Senior Notes	$150,000	$150,000	$117,000
Senior Credit Facility	167,298	167,298	148,895
Second Lien Facility	25,500	18,979	22,255

Total	$342,798	$336,277	$288,150

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table sets forth the information concerning the revenue and operating (loss) income before unallocated costs of each of our company-owned and franchised restaurant segments (in thousands):

	Company- Owned Restaurants	Franchised Restaurants	Totals
2nd Quarter 2010
Total revenue	$72,964	$3,132	$76,096

Operating (loss) income before unallocated costs	$(13,538)	$2,185	$(11,353)

Unallocated costs and expenses (1)			6,778

Operating loss			$(18,131)

2nd Quarter 2009
Total revenue	$76,659	$3,475	$80,134

Operating income before unallocated costs	$5,294	$2,028	$7,322

Unallocated costs and expenses (1)			6,060

Operating income			$1,262

YTD 2nd Quarter 2010
Total revenue	$148,191	$6,889	$155,080

Operating (loss) income before unallocated costs	$(7,428)	$5,058	$(2,370)

Unallocated costs and expenses (1)			13,498

Operating loss			$(15,868)

YTD 2nd Quarter 2009
Total revenue	$152,942	$6,774	$159,716

Operating income before unallocated costs	$11,259	$4,127	$15,386

Unallocated costs and expenses (1)			13,429

Operating income			$1,957

(1)	Represents certain general and administrative expenses that are not allocated by segment.

Geographic Information

The Company recorded revenues of $149.8 million and $5.3 million and $155.8 million and $3.9 million in the United States and all other foreign countries in the first six months of 2010 and 2009, respectively, and $73.6 million and $2.5 million and $78.1 million and $2.0 million in the United States and all other foreign countries in the second quarter of 2010 and 2009, respectively.

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

The following condensed consolidating financial information presents:

(1)

Condensed unaudited consolidating balance sheets as of June 27, 2010 and December 27, 2009 and unaudited statements of operations for the three and six months ended June 27, 2010 and June 28, 2009 and our unaudited statement of cash flows for the six months ended June 27, 2010 and June 28, 2009: (a) Sbarro, (“the Parent”), (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group, and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate the Parent with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the Parent on the equity method.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet

As of June 27, 2010

ASSETS

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$7,915	$2,880	$1,262	$—	$12,057
Receivables
Franchise	1,540	—	—	—	1,540
Other	3,139	172	255	—	3,566

	4,679	172	255	—	5,106
Inventories	1,012	1,564	115	—	2,691
Prepaid expenses	2,102	485	489	—	3,076

Total current assets	15,708	5,101	2,121	—	22,930
Intercompany receivables	(42,422)	45,324	(3,698)	796	—

Investment in subsidiaries	74,280	—	2,307	(76,587)	—

Property and equipment, net	17,515	34,004	2,369	(231)	53,657
Goodwill	194,786	—	—	—	194,786
Trademarks	157,400	—	—	—	157,400
Other intangible assets	19,117	—	—	—	19,117
Deferred financing costs, net	8,208	—	—	—	8,208
Other assets	160	202	1,056	—	1,418

Total assets	$444,752	$84,631	$4,155	$(76,022)	$457,516

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet

As of June 27, 2010

LIABILITIES AND SHAREHOLDER’S DEFICIT

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$6,167	$197	$1,894	$—	$8,258
Accrued expenses	15,105	2,546	1,604	(230)	19,025
Accrued interest payable	6,606	—	—	—	6,606

Total current liabilities	27,878	2,743	3,498	(230)	33,889

Deferred rent	2,065	4,986	71	—	7,122
Deferred tax liability	70,645	—	—	—	70,645
Due to former shareholders & other liabilities	13,008	—	—	—	13,008
Accrued interest payable	5,211	—	—	—	5,211
Long-term debt	336,277	—	—	—	336,277
Commitment and contingencies

Shareholders’ (deficit) equity:
Common stock
Authorized 1,000 shares; $.01 par value issued and outstanding 100 shares at June 27, 2010	—	—	1,478	(1,478)	—
Additional paid in capital	139,340	68,302	2,267	(70,569)	139,340
Currency translation adjustment	53	—	180	(180)	53
Advances to MidOcean SBR Holding	(305)	—	—	—	(305)
(Accumulated deficit) retained earnings	(149,864)	7,110	(3,545)	(3,565)	(149,864)

Total shareholder’s (deficit) equity	(10,776)	75,412	380	(75,792)	(10,776)
Noncontrolling interests	444	1,490	206	—	2,140

Total shareholder’s (deficit) equity, including noncontrolling interests	(10,332)	76,902	586	(75,792)	(8,636)

Total liabilities & stockholders’ (deficit) equity, Sbarro, Inc.	$444,752	$84,631	$4,155	$(76,022)	$457,516

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

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet

As of December 27, 2009

LIABILITIES AND SHAREHOLDER’S EQUITY

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$8,730	$164	$138	$—	$9,032
Accrued expenses	19,329	2,599	933	(230)	22,631
Accrued interest payable	7,935	—	—	—	7,935

Total current liabilities	35,994	2,763	1,071	(230)	39,598

Deferred rent	139	6,343	—	—	6,482
Deferred tax liability	76,941	—	—	—	76,941
Due to former shareholders & other liabilities	12,508	—	—	—	12,508
Accrued interest payable	3,048	—	—	—	3,048
Long-term debt	336,095	—	—	—	336,095

Shareholders’ equity (deficit):
Common stock, $.01 par value, 1000 shares authorized, 100 issued & outstanding at December 27, 2009	—	—	484	(484)	—
Additional paid-in capital	139,340	68,302	1,910	(70,212)	139,340
Currency translation adjustments	200	—	255	(255)	200
Advances to MidOcean SBR Holding	(305)	—	—	—	(305)
(Accumulated deficit) retained earnings	(125,838)	7,509	(2,310)	(5,199)	(125,838)

Total shareholders’ equity (deficit)	13,397	75,811	339	(76,150)	13,397
Noncontrolling interest	645	1,893	(184)	—	2,354

Total shareholders’ equity (deficit), including noncontrolling interests	14,042	77,704	155	(76,150)	15,751

Total liabilities and shareholders’ equity (deficit), Sbarro, Inc.	$478,767	$86,810	$1,226	$(76,380)	$490,423

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Statement of Operations

For The Three Months Ended June 27, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$30,391	$41,564	$1,009	$—	$72,964
Franchise related income	3,132	—	—	—	3,132

Total revenues	33,523	41,564	1,009	—	76,096
Costs and expenses:
Cost of food and paper products	7,498	7,474	351	—	15,323
Payroll and other employee benefits	8,201	12,029	360	—	20,590
Other operating costs	12,468	17,283	1,238	—	30,989
Other income, net	(204)	(724)	(13)	—	(941)
Depreciation and amortization	1,735	1,918	66	—	3,719
General and administrative	7,843	(11)	(103)	—	7,729
Intercompany charges	(4,325)	4,223	102	—	—
Goodwill & other intangible asset impairment	15,700	—	—	—	15,700
Asset impairment, restaurant closings/remodels	112	975	31	—	1,118

Total costs and expenses, net	49,028	43,167	2,032	—	94,227

Operating loss	(15,505)	(1,603)	(1,023)	—	(18,131)

Other (expense) income:
Interest expense	(7,657)	—	—	—	(7,657)
Interest income	1	—	—	—	1

Net other (expense) income	(7,656)	—	—	—	(7,656)

Equity in loss of subsidiaries	(1,964)	—	—	1,964	—

(Loss) income before income taxes and equity investments	(25,125)	(1,603)	(1,023)	1,964	(25,787)
Income tax benefit	(6,192)	—	—	—	(6,192)

(Loss) income before equity investments	(18,933)	(1,603)	(1,023)	1,964	(19,595)
Loss from equity investments	—	—	(58)	—	(58)

Net (loss) income	(18,933)	(1,603)	(1,081)	1,964	(19,653)
Less: Net loss attributable to noncontrolling interests	104	—	720	—	824

Net (loss) income attributable to Sbarro, Inc.	$(18,829)	$(1,603)	$(361)	$1,964	$(18,829)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations

For The Three Months Ended June 28, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$32,568	$43,662	$429	$—	$76,659
Franchise related income	3,475	—	—	—	3,475

Total revenues	36,043	43,662	429	—	80,134

Costs and expenses:
Cost of food and paper products	7,783	7,706	142	—	15,631
Payroll and other employee benefits	8,716	12,659	173	—	21,548
Other operating costs	12,357	17,064	309	—	29,730
Other income, net	(117)	(663)	(64)	—	(844)
Depreciation and amortization	1,980	2,267	19	—	4,266
General and administrative	7,423	1	—	—	7,424
Intercompany charges	(5,816)	5,780	36	—	—
Asset impairment, restaurant closings	664	453	—	—	1,117

Total costs and expenses, net	32,990	45,267	615	—	78,872

Operating income (loss)	3,053	(1,605)	(186)	—	1,262

Other (expense) income:
Interest expense	(7,492)	—	—	—	(7,492)
Interest income	1	—	—	—	1

Net other (expense) income	(7,491)	—	—	—	(7,491)

Equity in loss of subsidiaries	(1,831)	—	—	1,831	—

(Loss) income before income taxes and equity investments	(6,269)	(1,605)	(186)	1,831	(6,229)
Income tax expense	168	—	—	—	168

(Loss) income before equity investments	(6,437)	(1,605)	(186)	1,831	(6,397)
Loss from equity investments	—	—	(53)	—	(53)

Net (loss) income	(6,437)	(1,605)	(239)	1,831	(6,450)
Less: Net (income) loss attributable to noncontrolling interests	(32)	(60)	73	—	(19)

Net (loss) income attributable to Sbarro, Inc.	$(6,469)	$(1,665)	$(166)	$1,831	$(6,469)

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Statement of Operations

For The Six Months Ended June 27, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$61,197	$85,368	$1,626	$—	$148,191
Franchise related income	6,889	—	—	—	6,889

Total revenues	68,086	85,368	1,626	—	155,080

Costs and expenses:
Cost of food and paper products	14,936	15,175	535	—	30,646
Payroll and other employee benefits	16,612	24,665	571	—	41,848
Other operating costs	24,782	34,353	1,866	—	61,001
Other income, net	(285)	(1,485)	(17)	—	(1,787)
Depreciation and amortization	3,363	3,646	84	—	7,093
General and administrative	14,872	—	457	—	15,329
Intercompany charges	(8,599)	8,438	161	—	—
Goodwill & other intangible asset impairment	15,700	—	—	—	15,700
Asset impairment, restaurant closings/remodels	112	975	31	—	1,118

Total costs and expenses, net	81,493	85,767	3,688	—	170,948

Operating loss	(13,407)	(399)	(2,062)	—	(15,868)

Other (expense) income:
Interest expense	(15,106)	—	—	—	(15,106)
Interest income	1	—	—	—	1

Net other (expense) income	(15,105)	—	—	—	(15,105)

Equity in loss of subsidiaries	(1,634)	—	—	1,634	—

(Loss) income before income taxes and equity investments	(30,146)	(399)	(2,062)	1,634	(30,973)
Income tax benefit	(6,080)	—	—	—	(6,080)

(Loss) income before equity investments	(24,066)	(399)	(2,062)	1,634	(24,893)
Loss from equity investments	—	—	(120)	—	(120)

Net (loss) income	(24,066)	(399)	(2,182)	1,634	(25,013)
Less: Net (income) loss attributable to noncontrolling interests	40	—	947	—	987

Net (loss) income attributable to Sbarro, Inc.	$(24,026)	$(399)	$(1,235)	$1,634	$(24,026)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations

For The Six Months Ended June 28, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$64,424	$87,701	$817	$—	$152,942
Franchise related income	6,774	—	—	—	6,774

Total revenues	71,198	87,701	817	—	159,716

Costs and expenses:
Cost of food and paper products	15,331	15,517	281	—	31,129
Payroll and other employee benefits	17,220	25,210	357	—	42,787
Other operating costs	25,191	33,748	635	—	59,574
Other income, net	(222)	(1,704)	(94)	—	(2,020)
Depreciation and amortization	3,777	4,657	33	—	8,467
General and administrative	15,825	1	—	—	15,826
Intercompany charges	(12,212)	12,140	72	—	—
Asset impairment, restaurant closings	1,033	963	—	—	1,996

Total costs and expenses, net	65,943	90,532	1,284	—	157,759

Operating income (loss)	5,255	(2,831)	(467)	—	1,957

Other (expense) income:
Interest expense	(13,333)	—	—	—	(13,333)
Write-off of deferred financing costs	(423)	—	—	—	(423)
Interest income	33	—	—	—	33

Net other (expense) income	(13,723)	—	—	—	(13,723)

Equity in loss of subsidiaries	(3,406)	—	—	3,406	—

(Loss) income before income taxes and equity investments	(11,874)	(2,831)	(467)	3,406	(11,766)
Income tax expense	272	—	—	—	272

(Loss) income before equity investments	(12,146)	(2,831)	(467)	3,406	(12,038)
Loss from equity investments	—	—	(108)	—	(108)

Net (loss) income	(12,146)	(2,831)	(575)	3,406	(12,146)
Net (income) loss attributable to noncontrolling interests	(33)	(190)	190	—	(33)

Net (loss) income attributable to Sbarro, Inc.	$(12,179)	$(3,021)	$(385)	$3,406	$(12,179)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows

For The Six Months Ended June 27, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(24,066)	$(399)	$(2,182)	$1,634	$(25,013)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill and intangible asset impairment charges	15,700	—	—	—	15,700
Depreciation and amortization	3,363	3,646	84	—	7,093
Amortization of deferred financing costs	951	—	—	—	951
Provision for doubtful accounts receivable	20	—	—	—	20
Increase in deferred rent, net of tenant allowance	234	575	8	—	817
Asset impairment & restaurant closings/remodels	—	872	31	—	903
Change in deferred income taxes, net	(6,296)	—	—	—	(6,296)
Equity in net loss of unconsolidated affiliates	—	—	120	—	120
Changes in operating assets and liabilities:
Decrease (increase) in receivables	151	132	(192)	—	91
Decrease (increase) in inventories	141	79	(3)	—	217
(Increase) decrease in prepaid expenses	(1,008)	48	(345)	—	(1,305)
Increase in other assets	(344)	—	—	—	(344)
Decrease (increase) in accounts payable, accrued expenses & other liabilities	(6,529)	(45)	2,298	—	(4,276)
Increase in accrued interest payable	834	—	—	—	834

Net cash (used in) provided by operating activities	(16,849)	4,908	(181)	1,634	(10,488)

Investing Activities:
Purchases of property and equipment	(967)	(1,802)	(2,184)	—	(4,953)

Net cash used in investing activities	(967)	(1,802)	(2,184)	—	(4,953)

Financing Activities:
Capital contribution from noncontrolling interests	—	—	971	—	971
Proceeds from short term loan to noncontrolling interests	—	—	174	—	174
Distribution of earning to noncontrolling interests	(510)	—	—	—	(510)
Intercompany balances	2,528	(2,690)	1,796	(1,634)	—

Net cash provided by (used in) financing activities	2,018	(2,690)	2,941	(1,634)	635

(Decrease) increase in cash and cash equivalents	(15,798)	416	576	—	(14,806)
Cash and cash equivalents at beginning of period	23,713	2,464	686	—	26,863

Cash and cash equivalents at end of period	$7,915	$2,880	$1,262	$—	$12,057

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows

For The Six Months Ended June 28, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(12,146)	$(2,831)	$(575)	$3,406	(12,146)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,777	4,657	33	—	8,467
Amortization of deferred financing costs	724	—	—	—	724
Provision for doubtful accounts receivable	616	—	—	—	616
Increase in deferred rent, net of tenant allowance	352	569	17	—	938
Asset impairment, restaurant closings/remodels	457	416	—	—	873
Equity in net loss of unconsolidated affiliates	—	—	108	—	108
Write-off of deferred financing costs	423	—	—	—	423
Changes in operating assets and liabilities:
Decrease (increase) in receivables	447	251	(193)	190	695
Decrease in inventories	193	248	11	—	452
(Increase) decrease in prepaid expenses	(137)	88	296	—	247
Increase in other assets	(65)	—	—	—	(65)
(Decrease) increase in accounts payable and accrued expenses	(8,998)	(708)	469	(466)	(9,703)
Decrease in accrued interest payable	(36)	—	—	—	(36)

Net cash (used in) provided by operating activities	(14,393)	2,690	166	3,130	(8,407)

Investing Activities:
Purchases of property and equipment	(612)	(3,923)	(95)	—	(4,630)
Investment in joint ventures	(245)	—	—	—	(245)

Net cash used in investing activities	(857)	(3,923)	(95)	—	(4,875)

Financing Activities:
Proceeds from second lien	25,000	—	—	—	25,000
Repayment of secured term loan and revolver	(32,958)	—	—	—	(32,958)
Debt issue costs	(1,798)	—	—	—	(1,798)
Capital contribution from noncontrolling interests	—	—	313	—	313
Repayment of short term loan to noncontrolling interests	—	—	(382)	—	(382)
Distribution of earnings to noncontrolling interests	(653)	—	—	—	(653)
Intercompany balances	4,073	(702)	(241)	(3,130)	—

Net cash used in financing activities	(6,336)	(702)	(310)	(3,130)	(10,478)

Decrease in cash and cash equivalents	(21,586)	(1,935)	(239)	—	(23,760)
Cash and cash equivalents at beginning of period	34,249	3,468	569	—	38,286

Cash and cash equivalents at end of period	$12,663	$1,533	$330	$—	$14,526

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

9. Subsequent Events

On July 1, 2010 the Company borrowed the remaining $5.4 million available under the Senior Credit Facilities.

Effective July 28, 2010 Peter Beaudrault stepped down as the President and Chief Executive Officer of Holdings and the Company and as Chairman of the Board and a Director of the Company. Under the terms of the letter agreement (defined and discussed below) he will remain with the Company in a consulting capacity while the Company’s Board of Directors (the “Board”) undertakes a search for a new Chief Executive Officer.

Mr. Beaudrault, the Company and Holdings entered into a Letter Agreement on July 28, 2010 (the “Letter Agreement”) to address certain transitional matters. Pursuant to the terms of the Letter Agreement, Mr. Beaudrault agreed to remain an employee of the Company and Holdings in order to provide certain transitional services until the earliest of (i) December 31, 2010, (ii) the thirtieth (30th) day following the commencement of employment of the Company’s and Holdings’ new full-time (rather than acting or interim) Chief Executive Officer in such capacity, and (iii) such other date as may be mutually agreed upon by the parties. In consideration for these services, Mr. Beaudrault continues to receive salary and benefits in accordance with the terms of his Employment Agreement with the Company and Holdings, dated January 31, 2007 (the “Employment Agreement”). At the conclusion of Mr. Beaudrault’s employment pursuant to the terms of the Letter Agreement, Mr. Beaudrault will receive severance payments and continued medical benefits for a period of twelve months in accordance with the terms of the Employment Agreement.

Dennis Malamatinas, an existing Director of Holdings and the Company, replaced Mr. Beaudrault as Chairman of the Board, and Nicholas McGrane, an existing Director of Holdings and the Company will serve as Interim President and Chief Executive Officer of the Company and Holdings until the Board appoints a new Chief Executive Officer. In this capacity, Mr. McGrane serves as the Company’s and Holdings’ principal executive officer.

Mr. Malamatinas will receive a fee of $100,000 per year for his service as Chairman of the Board, in lieu of the fee he currently receives as a Director. Mr. McGrane, who is Managing Director of MidOcean, will not receive any compensation from the Company or Holdings for his service as Interim President and Chief Executive Officer.

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

Executive Overview

For the purposes of management’s discussion and analysis, the year to date second quarter of 2010 is the twenty six weeks ended June 27, 2010 and the year to date second quarter of 2009 is the twenty six weeks ended June 28, 2009. The second quarter of 2010 is the thirteen weeks ended June 27, 2010 and the second quarter of 2009 is the thirteen weeks ended June 28, 2009.

We are the world’s leading Italian Quick Service Restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 1,041 units in 41 countries, with 482 company-owned units, 536 franchised units and 23 joint venture units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

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

Our Restaurant Expansion

The following table summarizes the number of company-owned, franchised, and joint venture restaurants in operation during each indicated period:

	Three Months Ended June 27, 2010	Three Months Ended June 28, 2009	Six Months Ended June 27, 2010	Six Months Ended June 28, 2009
Company-owned Sbarro restaurants:
Open at beginning of period	484	490	484	509
Opened during period	1	1	4	5
Closed during period	(3)	(6)	(6)	(29)

Open at end of period	482	485	482	485

Franchised Sbarro restaurants:
Open at beginning of period	550	566	555	566
Opened during period	9	13	17	36
Closed during period	(23)	(19)	(36)	(42)

Open at end of period	536	560	536	560

Joint venture Sbarro restaurants:
Open at beginning of period	21	16	17	16
Opened during period	2	1	6	1

Open at end of period	23	17	23	17

All restaurants:
Open at beginning of period	1,055	1,072	1,056	1,091
Opened during period	12	15	27	42
Closed during period	(26)	(25)	(42)	(71)

Open at end of period	1,041	1,062	1,041	1,062

Seasonality

Revenues are highest in our fourth quarter due primarily to increased traffic in shopping malls during the holiday shopping season. Our annual revenues and earnings can fluctuate due to the length of the holiday shopping period between Thanksgiving and New Year’s Day.

Goodwill and Other Intangible Assets

Due to the seasonality of our business, we perform our annual test for impairment on our goodwill and intangible assets with indefinite lives as required by the accounting for goodwill and other intangible assets and fully evaluate the impairment of long-lived assets as required by the accounting for the impairment and disposal of long-lived assets in the fourth quarter of our fiscal year. Any required adjustments are recorded at that time unless our assumptions regarding forecasted revenue or margin growth rates are not achieved, then we may be required to record an impairment charge prior to that if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. Refer to Note 4 “Intangibles” to our Unaudited Consolidated Financial Statements for further information regarding impairment testing performed during the second quarter of 2010 and the impairment charges recorded during the second quarter of 2010.

Noncontrolling Interests

We present minority interests as noncontrolling interests in the equity section of our consolidated balance sheet as a separate net loss attributable to noncontrolling interests in our consolidated statement of operations, and as a distribution to/from noncontrolling interests in the consolidated statements of cash flows.

Summary Financial Information (dollars in millions)

	Three Months Ended June 27, 2010	Three Months Ended June 28, 2009	Six Months Ended June 27, 2010	Six Months Ended June 28, 2009
Comparable sales-percentage change vs. prior comparable period (1):
QSR-owned locations	-6.2%	-5.1%	-3.7%	-4.9%
Franchise locations:
Domestic Franchise	-0.9%	-4.5%	-3.0%	-4.3%
International Franchise:
Local Currency	4.1%	-4.5%	5.8%	-6.8%
Foreign Currency Impact	3.9%	-18.7%	7.0%	-18.1%

International Franchise, net	8.0%	-23.2%	12.8%	-24.9%
Cost of food and paper products as a percentage of restaurant sales	21.0%	20.4%	20.7%	20.4%
Payroll and other benefits as a percentage of restaurant sales	28.2%	28.1%	28.2%	28.0%
Other operating expense as a percentage of restaurant sales	42.5%	38.8%	41.2%	39.0%
General and administrative costs as a percentage of revenues	10.2%	9.3%	9.9%	9.9%
Bank credit agreement EBITDA (2)	$6,316	$8,220	$14,341	$17,348

(1)	Comparable and annual percentage changes are based on locations that were open during the entire period within the periods presented.
(2)

Bank credit agreement EBITDA includes certain adjustments to EBITDA disclosed in our Senior Credit Facilities. EBITDA represents earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flow from operations or other cash flow statement data prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) or as a measure of a company’s profitability or liquidity. Rather, we believe that EBITDA and bank credit agreement EBITDA provide relevant and useful information for analysts and investors in our Senior Notes in that the Senior Credit Facilities and the Second Lien Facility each contain a minimum bank credit agreement EBITDA covenant. We also internally use EBITDA to determine whether or not to continue operating restaurant units since it provides us with a measurement of whether we are receiving an adequate cash return on our investment. Our calculation of EBITDA may not be comparable to a similarly titled measure reported by other companies, since all companies do not calculate this non-GAAP measure in the same manner. Our EBITDA calculations are not intended to represent cash provided by (used in) operating activities since they do not include interest and taxes and changes in operating assets and liabilities, nor are they intended to represent a net increase in cash since they do not include cash provided by (used in) investing and financing activities.

The following table reconciles our net loss to EBITDA and bank credit agreement EBITDA for each of the periods presented. EBITDA and bank credit agreement EBITDA are non-GAAP financial measures. We believe net loss is the most direct comparable GAAP financial measure to EBITDA and bank credit agreement EBITDA, (dollars in thousands):

	Three Months Ended June 27, 2010	Three Months Ended June 28, 2009	Six Months Ended June 27, 2010	Six Months Ended June 28, 2009
Net loss attributable to Sbarro, Inc.	$(18,829)	$(6,469)	$(24,026)	$(12,179)
Interest Expense	7,657	7,492	15,106	13,333
Interest Income	(1)	(1)	(1)	(33)
Income Tax (Benefit) Expense	(6,192)	168	(6,080)	272
Depreciation and Amortization	3,719	4,266	7,093	8,467

EBITDA attributable to Sbarro, Inc.	(13,646)	5,456	(7,908)	9,860
Goodwill & other intangible asset impairment	15,700	—	15,700	—

EBITDA attributable to Sbarro, Inc. exclusive of goodwill & other intangible asset impairment	$2,054	$5,456	$7,792	$9,860
Adjustments:
Non-cash charges	1,326	1,205	1,816	2,820
Management fees and related expenses	297	248	595	957
Restructuring related expenses, store closing costs and severance	1,481	1,084	2,016	2,989
Preopening, joint venture operations and taxes in lieu of income tax	1,158	227	2,122	722

Bank Credit Agreement EBITDA	$6,316	$8,220	$14,341	$17,348

The following table sets forth the information concerning the revenue and operating (loss) income before unallocated costs of each of our company-owned and franchised restaurant segments (in thousands):

	Company- Owned Restaurants	Franchised Restaurants	Totals
2nd Quarter 2010
Total revenue	$72,964	$3,132	$76,096

Operating (loss) income before unallocated costs	$(13,538)	$2,185	$(11,353)

Unallocated costs and expenses (1)			6,778

Operating loss			$(18,131)

2nd Quarter 2009
Total revenue	$76,659	$3,475	$80,134

Operating income before unallocated costs	$5,294	$2,028	$7,322

Unallocated costs and expenses (1)			6,060

Operating income			$1,262

YTD 2nd Quarter 2010
Total revenue	$148,191	$6,889	$155,080

Operating (loss) income before unallocated costs	$(7,428)	$5,058	$(2,370)

Unallocated costs and expenses (1)			13,498

Operating loss			$(15,868)

YTD 2nd Quarter 2009
Total revenue	$152,942	$6,774	$159,716

Operating income before unallocated costs	$11,259	$4,127	$15,386

Unallocated costs and expenses (1)			13,429

Operating income			$1,957

(1)	Represents certain general and administrative expenses that are not allocated by segment.

Second Quarter 2010 versus Second Quarter 2009

Sales by QSR and consolidated other concept restaurants were $73.0 million for the second quarter of 2010 compared to $76.7 million for the second quarter of 2009. The decrease in sales is due to a decrease in comparable unit sales of $4.5 million, or 6.2%, in our QSR restaurants and lost sales from stores strategically closed of $1.4 million partially offset by sales generated by new stores opened, remodeled or relocated in 2010 and 2009 of $1.9 million. The decrease in comparable unit sales primarily reflects the reduction in consumer spending throughout the United States as a result of the current economic environment.

Franchise related revenues were $3.1 million in the second quarter of 2010 compared to $3.5 million for the second quarter of 2009. This resulted from a decrease in international development fee income and lost royalties from stores closed.

Cost of food and paper products as a percentage of restaurant sales increased to 21.0% for the second quarter of 2010 as compared to 20.4% for the second quarter of 2009. The cost of cheese in the second quarter of 2010 averaged $1.66 per pound compared to an average of $1.38 per pound for the second quarter of 2009. This $.28 per pound increase in cheese costs accounted for $0.4 million or 0.5% of restaurant sales. The cost of flour in both the second quarter of 2010 and 2009 averaged $.29 per pound.

Payroll and other employee benefits as a percentage of restaurant sales increased to 28.2% in the second quarter of 2010 from 28.1% in the second quarter of 2009.

Other operating costs were $31.0 million in the second quarter of 2010 compared to $29.7 million in the second quarter of 2009. As a percentage of restaurant sales, other operating costs increased to 42.5% in the second quarter of 2010 as compared to 38.8% in the second quarter of 2009 due to an increase in store opening costs related to our joint venture operations in the second quarter of 2010.

Other income, net increased to $0.9 million in the second quarter of 2010 from $0.8 million in the second quarter of 2009.

Depreciation and amortization decreased to $3.7 million in the second quarter of 2010 compared to $4.3 million in the second quarter of 2009 due to underperforming stores closed in 2009.

General and administrative expenses were $7.7 million in the second quarter of 2010 as compared to $7.4 million in the second quarter of 2009. The increase was primarily related to an increase in marketing research initiatives and joint venture expenses offset by a reduction in expenses for the bad debt provision and severance when compared to the prior year.

Goodwill and other intangible asset impairment totaled $15.7 million in the second quarter of 2010. There were no goodwill and other intangible asset impairment charges in the second quarter of 2009. This is discussed further in Note 4 – Intangibles to our Unaudited Consolidated Financial Statements included within this Report.

Asset impairment, restaurant closing and remodeling costs were $1.1 million in both the second quarter of 2010 and 2009. Included in the 2010 expense of $1.1 million was $0.9 million of non-cash fixed asset impairment charges.

Interest expense of $7.7 million in the second quarter of 2010 and $7.5 million for the second quarter of 2009 relates primarily to the Senior Notes, the Term Loans and Revolving Facility under our Senior Credit Facilities and our Second Lien Facility. Included in interest expense in both the second quarter of 2010 and 2009 was the amortization of deferred financing costs for the Senior Notes, Term Loan and Second Lien Facility of $0.4 million.

The income tax benefit of $6.2 million for the second quarter of 2010 was primarily the result of a $6.3 million decrease in our deferred tax liability related to intangible asset impairment charges and our effective tax rate was 24.8%. During the second quarter of 2010, we recorded a $3.7 million increase to the valuation allowance on our deferred tax assets increasing the valuation allowance to $45.0 million. The income tax expense was $0.2 million in the second quarter of 2009 and our effective tax rate was negative 2.7%. During the second quarter of 2009, we recorded a $2.5 million increase to the valuation allowance on our deferred tax assets.

Loss from equity investments relates to our joint venture in Beirut, an unconsolidated affiliate.

Net loss (income) attributable to noncontrolling interests relates to our joint ventures in India, Japan, China and certain partnerships.

Net loss attributable to Sbarro, Inc. was $18.8 million for the second quarter of 2010 as compared to a net loss attributable to Sbarro, Inc. of $6.5 million for the second quarter of 2009. Included in the second quarter of 2010 net loss were goodwill and other intangible asset impairment charges of $15.7 million offset by an income tax benefit of $6.2 million. Without impairment charges and taxes, the net loss would have been $9.3 million and $6.3 million in the second quarter of 2010 and 2009, respectively. This increase in net loss was due to the items discussed above, primarily the decrease in comparable unit sales and an increase in other operating costs offset by overall cost reductions related to cost savings initiatives.

Six Months Ended 2010 versus Six Months Ended 2009

Sales by QSR and consolidated other concept restaurants were $148.2 million for the first six months of 2010 compared to $152.9 million for the first six months of 2009. The decrease in sales is due to a decrease in comparable unit sales of $5.4 million, or 3.7%, in our QSR restaurants and lost sales from stores strategically closed of $3.6 million, partially offset by sales generated by new stores opened, remodeled or relocated in 2010 and 2009 of $3.9 million. The decrease in comparable unit sales primarily reflects the reduction in consumer spending throughout the United States as a result of the current economic environment.

Franchise related revenues were $6.9 million in the first six months of 2010 compared to $6.8 million for the first six months of 2009. This resulted from an increase in international development fee income partially offset by lost royalties from stores closed.

Cost of food and paper products as a percentage of restaurant sales increased to 20.7% for the first six months of 2010 as compared to 20.4% for the first six months of 2009. The cost of cheese in the first six months of 2010 averaged $1.73 per pound compared to an average of $1.39 per pound for the first six months of 2009. This $.34 per pound increase in cheese costs accounted for $0.9 million or 0.6% of restaurant sales. The cost of flour in the first six months of both 2010 and 2009 averaged $.30 per pound.

Payroll and other employee benefits as a percentage of restaurant sales increased to 28.2% in the first six months of 2010 from 28.0% in the first six months of 2009. The increase is primarily due to the decrease in comparable unit sales in the first six months of 2010.

Other operating costs were $61.0 million in the first six months of 2010 compared to $59.6 million in the first six months of 2009. As a percentage of restaurant sales, other operating costs increased to 41.2% in the first six months of 2010 as compared to 39.0% in the first six months of 2009 due to an increase in store opening costs related to our joint venture operations in the first six months of 2010 partially offset by cost control initiatives implemented in 2009.

Other income, net decreased to $1.8 million in the first six months of 2010 from $2.0 million in the first six months of 2009.

Depreciation and amortization decreased to $7.1 million in the first six months of 2010 compared to $8.5 million in the first six months of 2009 due to underperforming stores closed in 2009.

General and administrative expenses were $15.3 million in the first six months of 2010 as compared to $15.8 million in the first six months of 2009. The decrease was primarily related to a reduction in severance expenses and the bad debt provision offset by costs associated with marketing research initiatives and joint venture expenses when compared to the prior year.

Goodwill and other intangible asset impairment totaled $15.7 million in the first six months of 2010. There were no goodwill and other intangible asset impairment charges in the first six months of 2009. This is discussed further in Note 4 – Intangibles to our Unaudited Consolidated Financial Statements included within this Report.

Asset impairment, restaurant closing and remodeling costs decreased to $1.1 million for the first six months of 2010 compared to $2.0 million for the first six months of 2009 as 29 stores were strategically closed in the prior year.

Interest expense of $15.1 million in the first six months of 2010 and $13.3 million for the first six months of 2009 relates primarily to the Senior Notes, the Term Loans and Revolving Facilities under our Senior Credit Facilities and our Second Lien Facility. Included in interest expense in the first six months of 2010 and 2009 was the amortization of deferred financing costs for the Senior Notes, Term Loan and Second Lien Facility of $0.8 million and $0.7 million, respectively.

Write-off of deferred financing costs of $0.4 million in the first six months of 2009 related to prepayment of the Senior Credit Facility.

The income tax benefit of $6.1 million for the first six months of 2010 was primarily the result of a $6.3 million decrease in our deferred tax liability related to intangible asset impairment charges and our effective tax rate was 20.3%. During the first six months of 2010, we recorded a $5.3 million increase to the valuation allowance on our deferred tax assets increasing the valuation allowance to $45.0 million. The income tax expense was $0.3 million in the first six months of 2009 and our effective tax rate was negative 2.3%. During the first six months of 2009, we recorded a $4.6 million increase to the valuation allowance on our deferred tax assets.

Loss from equity investments relates to our joint venture in Beirut, an unconsolidated affiliate.

Net loss (income) attributable to noncontrolling interests relates to our joint ventures in India, Japan, China and certain partnerships.

Net loss attributable to Sbarro, Inc. was $24.0 million for the first six months of 2010 as compared to a net loss attributable to Sbarro, Inc. of $12.2 million for the first six months of 2009. Included in the net loss for the first six months of 2010 were goodwill and other intangible asset impairment charges of $15.7 million offset by an income tax benefit of $6.1 million. Without impairment charges and taxes, the net loss would have been $14.4 million and $11.9 million in the first six months of 2010 and 2009, respectively. This increase in net loss was due to the items discussed above, primarily the decrease in comparable unit sales and an increase in other operating costs offset by a reduction in certain operating expenses due to cost savings initiatives.

Liquidity and Capital Resources

Principal Cash Requirements and Sources

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Merger. Our other liquidity needs fund our costs of operations, working capital and capital expenditures. Cash flow generated during our fourth quarter is critical to achieving positive annual operating cash flow. Adverse macroeconomic factors, including reduced mall traffic during the holiday shopping season and a decline in consumer spending among other factors can negatively impact achieving our projected operating cash flow. Additionally, we experience pressures related to increasing commodity costs, particularly cheese and flour.

On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of our Term Loan by entering into the new Second Lien Facility, permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, and replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year. Our ability to borrow funds under our revolver is subject to compliance with our debt covenant requirements. On July 1, 2010 we drew the remaining amount available under our Revolving Facility and have no additional availability under the Senior Credit Facilities.

EBITDA, as calculated in accordance with our Senior Credit Facilities (“bank credit agreement EBITDA”), was $44.7 million for fiscal 2009 and $41.7 million for the twelve months ending with the second quarter of 2010. The Company was in compliance with all covenants at June 27, 2010. Our ability to meet or exceed our third quarter minimum trailing twelve months bank credit agreement EBITDA covenant of $40.0 million relies significantly on our same store sales trend versus the prior year. In order to comply with our third quarter minimum EBITDA covenant, our third quarter same store sales trend versus prior year would need to improve relative to our second quarter same store sales trend, and at the same time, our costs would need to be favorable to the prior year. If we fail to achieve this mix of increased sales and lower costs, we may not comply with our minimum EBITDA covenants for the third quarter.

Our minimum trailing twelve month EBITDA covenant, as calculated in accordance with our amended bank credit agreement, increases at the end of the fourth quarter of 2010 by $3.0 million dollars to $43.0 million. Our ability to meet our fourth quarter minimum trailing twelve month EBITDA covenant relies significantly on our company owned same store sales trend versus prior year. Our comparable sales percentage change versus the prior year is highly dependent on the level of traffic in shopping malls during the fourth quarter holiday shopping season. Based on our recent trends, we would need a significant upturn in the general economy and a significant change to our second quarter trend to achieve positive same store sales versus prior year to satisfy the minimum trailing twelve month EBITDA covenant for the fourth quarter, and at the same time our costs would need to be favorable to the prior year. If we fail to achieve this mix of increased sales and lower costs, we may not comply with our minimum EBITDA covenants for the fourth quarter.

We are unable to control commodity costs which can impact our ability to satisfy our minimum EBITDA covenants. Specifically, commodity costs can also fluctuate with cheese and flour currently being the most volatile. For example, a $.20 variance in the price of block cheese or a $.10 variance in the price of a pound of flour would affect our costs by approximately $250 thousand and $300 thousand in the third and fourth quarters, respectively.

Our Senior Credit Facility provides for certain cures in the event of noncompliance with our minimum EBITDA covenants. Covenant violations can be cured with cash payments made by our principal shareholders. Such cure amounts are equal to the shortfall, provided the shortfall does not exceed ten percent of our last twelve months bank EBITDA, and can be added to our minimum twelve month EBITDA for the next four quarters. An equity cure can only be completed twice within each twelve month period. Our principal shareholders have no obligation to provide such funds.

Based upon our cash balance of $12.1 million at June 27, 2010, along with the $5.4 million borrowings drawn under our revolver in July 2010 and our revised 2010 forecast, we believe that cash flows generated from operations during 2010, along with our cash on hand, will be sufficient for us to meet our debt service requirements and fund working capital and capital expenditures for the next twelve months. It is possible that our actual results may differ materially from our revised 2010 forecast or that we are unable to obtain a waiver or cure an event of noncompliance with our minimum EBITDA covenants, and then we would not have sufficient cash to meet our obligations and substantial doubt would exist about our ability to continue as a going concern at that time.

We estimate that our cash interest expense for the fiscal year under the Senior Notes and the Senior Credit Facilities will be approximately $26.2 million under the amended Senior Credit Facilities, assuming a 2% LIBOR rate. Borrowings under the Second Lien Facility bear interest at 15% per annum payable quarterly in arrears. The Second Lien Facility provides for no amortization of principal. Interest is payable quarterly as follows: (i) prior to the third anniversary, interest is only payable in kind and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00.

The amended Senior Credit Facilities require us to prepay outstanding borrowings, subject to certain exceptions, with (a) 75% of our annual excess cash flow; (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) if we do not commit to reinvest such proceeds in accordance with the terms of the Senior Credit Facilities within 365 days of the event giving rise thereto (or, to the extent we have entered into a commitment to reinvest such proceeds within such time period to the extent such amounts are actually reinvested, within six months of the expiration of such 365 days); and (c) 100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Senior Credit Facilities. The prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility satisfied our quarterly obligation for further principal amortization payments on our Senior Credit Facilities. We are not required to make principal payments, absent the occurrence of certain events, on our Senior Notes until they mature in 2015. In July 2010 we borrowed the remaining $5.4 million available under our Senior Credit Facilities. We believe that aggregate capital expenditures for our domestic locations in 2010 will approximate $4.8 million, which we expect will be funded with operating cash. Based upon our projected cash requirements for operations, we believe we have adequate resources to fund operations, working capital needs, capital expenditures, debt servicing requirements and other cash needs for the next twelve months based upon current cash balances. If necessary, we may adjust the rate of capital expenditures, acquisitions, or the timing and magnitude of other controllable expenditures to meet such requirements.

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital at June 27, 2010 and June 28, 2009 respectively, and the sources and uses of our cash flows for the six months ended June 27, 2010 and June 28, 2009, respectively (in millions):

	Six Months Ended June 27, 2010	Six Months Ended June 28, 2009
Liquidity at the end of period
Cash and cash equivalents	$12.1	$14.5
Working capital	$(11.0)	$(9.3)

Net cash flows
Used in operating activities	$(10.5)	$(8.4)
Used in investing activities	$(4.9)	$(4.9)
Provided by (used in) financing activities	$0.6	$(10.5)

Net decrease in cash	$(14.8)	$(23.8)

We have not historically required significant working capital to fund our existing operations and have financed our capital expenditures and investments in joint ventures through cash generated from operations. Based upon our cash balance of $12.1 million at June 27, 2010 along with the $5.4 million borrowings drawn under our revolver in July 2010 and our revised 2010 forecast, we believe that cash flows generated from our operations during 2010, along with our cash on hand, will be sufficient for us to meet our debt service requirements and fund working capital and planned capital expenditures for the next twelve months.

Net cash used in operating activities was $10.5 million during the six months ended June 27, 2010 as compared to $8.4 million used in operating activities for the six months ended June 28, 2009. The increase in net cash used in the six months ended June 27, 2010 is mainly due to a net loss after non-cash adjustments of $5.7 million more in 2010 as compared to 2009 offset by a $3.6 million net change in operating assets and liabilities when compared to the prior year, due primarily to the timing of payment of current liabilities.

Net cash used in investing activities was $4.9 million for the six months ended June 27, 2010 and was relatively flat when compared to the same period in 2009. Net cash used in investing activities in both 2010 and 2009 was mostly related to capital expenditures utilized primarily for restaurant openings and renovation activity.

Net cash provided by financing activities was $0.6 million for the six months ended June 27, 2010. This net cash provided primarily represents capital contributions from noncontrolling interests offset by distributions of earnings to noncontrolling interests. The cash used in financing activities was $10.5 million in the six months ended June 28, 2009 and primarily represents repayment of the Term Loan and Revolving Facility, debt issuance costs and the payment of fees related to the amendment to the Senior Credit Facilities, net of the proceeds of the Second Lien Facility.

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

During the quarter ended June 27, 2010, there were no changes in the accounting policies whose application may have the most significant effect on our reported results of financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position from those discussed under the heading “Critical Accounting Policies and Judgments” in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 27, 2009.

Recent Accounting Pronouncements

Refer to Note 2 to the Notes to our Unaudited Consolidated Financial Statements for information regarding recent accounting pronouncements.

Certain Relationships and Related Transactions

During the first six months of 2010, there were no related party transactions other than those discussed under the heading “Certain Relationships and Related Transactions” in Part II, Item 13 of our Annual Report on Form 10-K for the year ended December 27, 2009.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Interim President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Interim President and Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 27, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default upon senior securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other information

None.

Item 6.	Exhibits

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of Sbarro, Inc. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-142081)

*3.2	Amended and Restated Bylaws of Sbarro, Inc. (Exhibit 3.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.1	Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and the Bank of New York, as trustee. (Exhibit 4.1 to our Registration Statement on Form S-4, File No. 333-142081)

*4.2	Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers. (Exhibit 4.2 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.1	Letter Agreement dated July 28, 2010 by and among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Peter Beaudrault (exhibit 10.1 to our current report on Form 8-K filed on July 28, 2010.)

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.02	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the document indicated.
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

SBARRO, INC.

Registrant

Date: August 11, 2010	By:	/s/ Nicholas McGrane
Nicholas McGrane
Interim President and Chief Executive Officer Principal Executive Officer

Date: August 11, 2010	By:	/s/ Carolyn M. Spatafora
Carolyn M. Spatafora
Chief Financial Officer Principal Financial and Accounting Officer