Form 10-Q
period 2010-09-26
SBARRO INC
filed 2010-11-10
CIK 766004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2010	Commission file number 333-142081

SBARRO, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2501939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Broad Hollow Road, Melville, New York	11747-4714
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock of the registrant outstanding as of November 10, 2010 was 100.

SBARRO, INC.

FORM 10-Q INDEX

		PAGES
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Balance Sheets (unaudited)—September 26, 2010 and December 27, 2009	3-4

	Statements of Operations (unaudited)—Nine months ended September 26, 2010 and September 27, 2009 and the quarter ended September 26, 2010 and September 27, 2009	5-6

	Statement of Shareholders’ Deficit (unaudited)—Nine months ended September 26, 2010	7

	Statements of Cash Flows (unaudited)—Nine months ended September 26, 2010 and September 27, 2009	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	(Removed and Reserved)	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

Part I – Financial Information

Item 1.	Consolidated Financial Statements

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(UNAUDITED)

(In thousands)

	September 26, 2010	December 27, 2009
Current assets:
Cash and cash equivalents	$12,670	$26,863
Receivables, net of allowance for doubtful accounts of $1,457 and $1,805 at September 26, 2010 and December 27, 2009, respectively:
Franchise	1,881	2,237
Other	2,585	2,916

	4,466	5,153
Inventories	2,845	2,907
Prepaid expenses	3,402	1,771

Total current assets	23,383	36,694

Property and equipment, net	51,758	56,148

Intangible assets:
Goodwill	194,786	194,786
Trademarks	157,400	173,100
Other intangible assets	18,850	19,650

Deferred financing costs, net	7,809	8,977
Other assets	1,567	1,068

Total assets	$455,553	$490,423

See Notes to Unaudited Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES & SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

(In thousands except share data)

(CONTINUED)

	September 26, 2010	December 27, 2009
Current liabilities:
Accounts payable	$7,426	$9,032
Accrued expenses	19,164	22,631
Accrued interest payable	3,399	7,935

Total current liabilities	29,989	39,598

Deferred rent	7,466	6,482
Deferred tax liability	70,645	76,941
Due to former shareholders and other liabilities	13,258	12,508
Accrued interest payable	6,372	3,048

Long-term debt	341,802	336,095

Commitments and contingencies
Shareholders’ (deficit) equity:
Common stock
Authorized 1,000 shares; $.01 par value issued and outstanding 100 shares at September 26, 2010 and December 27, 2009	—	—
Additional paid-in capital	139,340	139,340
Currency translation adjustments	(60)	200
Advances to MidOcean SBR Holdings	(305)	(305)
Accumulated deficit	(155,146)	(125,838)

Total shareholders’ (deficit) equity	(16,171)	13,397
Noncontrolling interests	2,192	2,354

Total shareholders’ (deficit) equity, including noncontrolling interests	(13,979)	15,751

Total liabilities and shareholders’ (deficit) equity, Sbarro, Inc.	$455,553	$490,423

See Notes to Unaudited Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	For The Nine Months Ended September 26, 2010	For The Nine Months Ended September 27, 2009
Revenues:
Restaurant sales	$228,658	$235,083
Franchise related income	10,427	10,162

Total revenues	239,085	245,245
Costs and expenses:
Cost of food and paper products	48,006	48,117
Payroll and other employee benefits	64,476	66,047
Other operating costs	91,881	89,915
Other income, net	(2,846)	(2,885)
Depreciation and amortization	10,981	12,297
General and administrative	23,033	22,612
Goodwill and other intangible asset impairment	15,700	31,474
Asset impairment, restaurant closings/remodels	1,457	2,305

Total costs and expenses, net	252,688	269,882

Operating loss	(13,603)	(24,637)

Other (expense) income:
Interest expense	(22,902)	(20,747)
Write-off of deferred financing costs	—	(423)
Interest income	1	33

Net other expense	(22,901)	(21,137)

Loss before income taxes and equity investments	(36,504)	(45,774)
Income tax benefit	(5,955)	(9,480)

Loss before equity investments	(30,549)	(36,294)
Loss from equity investments	(174)	(162)

Net loss	(30,723)	(36,456)
Less: Net loss (income) attributable to noncontrolling interests	1,415	(244)

Net loss attributable to Sbarro, Inc.	$(29,308)	$(36,700)

See Notes to Unaudited Consolidated Financial Statements.

SBARRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(In thousands)

	For The Three Months Ended September 26, 2010	For The Three Months Ended September 27, 2009
Revenues:
Restaurant sales	$80,467	$82,141
Franchise related income	3,538	3,388

Total revenues	84,005	85,529
Costs and expenses:
Cost of food and paper products	17,360	16,988
Payroll and other employee benefits	22,628	23,260
Other operating costs	30,880	30,341
Other income, net	(1,059)	(865)
Depreciation and amortization	3,888	3,830
General and administrative	7,704	6,786
Goodwill and other intangible asset impairment	—	31,474
Asset impairment, restaurant closings/remodels	339	309

Total costs and expenses, net	81,740	112,123

Operating income (loss)	2,265	(26,594)

Other expense:
Interest expense	(7,796)	(7,414)

Other expense	(7,796)	(7,414)

Loss before income taxes and equity investments	(5,531)	(34,008)
Income tax expense (benefit)	125	(9,752)

Loss before equity investments	(5,656)	(24,256)
Loss from equity investments	(54)	(54)

Net loss	(5,710)	(24,310)
Less: Net loss (income) attributable to noncontrolling interests	428	(211)

Net loss attributable to Sbarro, Inc.	$(5,282)	$(24,521)

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFECIT

(UNAUDITED)

(In thousands)

	Common Stock		Additional paid-in capital	Advances to MidOcean SBR Holdings		Accumulated Other Comprehensive Income (Loss)(b)
	Number of Shares	Amount			Accumulated Deficit		Noncontrolling Interest	Total
Balance at December 27, 2009	100	$—	$139,340	$(305)	$(125,838)	$200	$2,354	$15,751
Components of comprehensive loss:
Net loss	—	—	—	—	(29,308)	—	(1,415)	(30,723)
Currency translation adjustments	—	—	—	—	—	(260)	193	(67)

Comprehensive loss (a)								(30,790)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	1,186	1,186
Distribution of earnings and return of capital	—	—	—	—	—	—	(296)	(296)
Proceeds from loan - noncontrolling interest	—	—	—	—	—	—	170	170

Balance at September 26, 2010	100	$—	$139,340	$(305)	$(155,146)	$(60)	$2,192	$(13,979)

(a)	The components of comprehensive loss are as follows:

	Nine Months Ended September 26, 2010	Nine Months Ended September 27, 2009
Net loss (including noncontrolling interests)	$(30,723)	$(36,456)
Currency translation adjustments	(67)	16

	(30,790)	(36,440)
Less: comprehensive (loss) income attributable to noncontrolling interests	(1,222)	223

Comprehensive loss - Sbarro, Inc.	$(29,568)	$(36,663)

(b)	The components of accumulated other comprehensive (loss) income are as follows:

	September 26, 2010	Dec 27, 2009
Currency translation adjustments	$118	$185
Less: noncontrolling interests - currency translation adjustments	178	(15)

Accumulated other comprehensive (loss) income - Sbarro, Inc.	$(60)	$200

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For The Nine Months Ended September 26, 2010	For The Nine Months Ended September 27, 2009
Operating Activities:
Net loss	$(30,723)	$(36,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and other intangible asset impairment	15,700	31,474
Depreciation and amortization	10,981	12,297
Amortization of deferred financing costs	1,475	1,084
Provision for doubtful accounts receivable	92	916
Increase in deferred rent, net of tenant allowance	1,248	1,404
Asset impairment and restaurant closings/remodels	1,129	1,100
Change in deferred income taxes, net	(6,296)	(9,915)
Write-off of deferred financing costs	—	423
Equity in net loss of unconsolidated affiliates	174	162
Changes in operating assets and liabilities
Decrease in receivables	659	54
Decrease in inventories	62	495
Increase in prepaid expenses	(1,013)	(350)
Increase in other assets	(1,110)	(86)
Decrease in accounts payable, accrued expenses & other liabilities	(4,983)	(8,278)
Decrease in accrued interest payable	(1,212)	(1,941)

Net cash used in operating activities	(13,817)	(7,617)

Investing Activities:
Purchases of property and equipment	(6,863)	(6,277)
Investment in joint ventures	—	(283)

Net cash used in investing activities	(6,863)	(6,560)

Financing Activities:
Proceeds from revolver loan	5,400	—
Proceeds from second lien	—	25,000
Debt issuance and credit agreement costs	—	(1,834)
Repayment of secured term loan and revolver	—	(32,958)
Capital contribution from noncontrolling interests	1,186	394
Proceeds from (repayment of) short term loan from (to) noncontrolling interests	170	(374)
Distribution of earnings to noncontrolling interests	(269)	(881)

Net cash provided by (used in) financing activities	6,487	(10,653)

Decrease in cash and cash equivalents	(14,193)	(24,830)
Cash and cash equivalents at beginning of period	26,863	38,286

Cash and cash equivalents at end of period	$12,670	$13,456

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

MidOcean owns approximately 76% of Holdings and thus acquired control of the Company in the Merger, with the balance of the equity of Holdings being owned by other investors.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for the fair presentation of the consolidated financial position of Sbarro and our subsidiaries at September 26, 2010, and our consolidated results of operations for the three and nine months ended September 26, 2010 and September 27, 2009 and cash flows for the nine months ended September 26, 2010 and September 27, 2009 have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the fiscal 2010 presentation. Reference should be made to our annual financial statements, including footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 27, 2009.

Liquidity

We are highly leveraged and a substantial portion of our liquidity needs arise from our debt service obligations. Our other liquidity needs fund our costs of operations, working capital and capital expenditures. Cash flow generated during the fourth quarter is critical to achieving positive annual operating cash flow. While many factors affect our results, some are outside our control, and their impact in the fourth quarter (and on overall liquidity) can be particularly significant, because the fourth quarter accounts for a disproportionate amount of our annual cash flow. Adverse macroeconomic factors, including reduced mall traffic during the holiday shopping season and a decline in consumer spending, can negatively impact our fourth quarter results and our ability to achieve positive operating cash flow for the year. Additionally, we face pressure related to increasing commodity costs, particularly cheese and flour.

At September 26, 2010, we were in compliance with all of our debt covenants under the terms of the Senior Credit Facilities. The most restrictive covenant is trailing 12 month minimum EBITDA which was required to be at least $40 million for the 12 months ended September 26, 2010. Our trailing 12 month EBITDA (as calculated based upon the terms of the Senior Credit Facilities, which we refer to as “bank credit agreement EBITDA”) was $40.4 million for that trailing 12 month period.

Beginning with the fourth quarter of 2010 (which ends on January 2, 2011), our minimum trailing 12 month EBITDA covenant increases by $3 million to $43 million. Based upon our results to date and management’s projections for the fourth quarter of 2010 and first quarter of fiscal 2011, we believe it is probable that we will not achieve the minimum level of EBITDA required by the covenant in either the fourth quarter of 2010 or the first quarter of fiscal 2011.

Our Senior Credit Facilities provide for certain cures in the event we do not meet our minimum EBITDA covenant requirement. Covenant violations can be cured with cash payments made by our principal shareholders (referred to as an “equity cure”). Such cure amounts would be required to equal the amount of the EBITDA shortfall, below the minimum level required by the covenant, provided the shortfall does not exceed ten percent of the amount of our trailing 12 month bank credit agreement EBITDA. The cure amount would then be added to our minimum 12 month EBITDA for the quarter requiring the cure, and for the subsequent three quarters. An equity cure can only be completed twice within each twelve month period. Our principal shareholders have no obligation to fund any cure amount even if an equity cure right is available to us. Based upon our results to date and management’s projections for the fourth quarter of 2010, we believe our EBITDA shortfall could exceed ten percent of the amount of our trailing 12 month bank credit agreement EBITDA. In such event, we would not be able to utilize an equity cure to remedy an EBITDA covenant violation. We are currently exploring options to address our capital structure in light of our forecasts and the terms of our outstanding indebtedness, including discussions with our lenders regarding altering the terms of our debt and/or modifying our capital structure.

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

Absent any waiver from or other agreement with the lenders under our Senior Credit Facilities, a violation of our minimum EBITDA covenants that is not remedied will give those lenders the right to accelerate the maturity of our outstanding indebtedness under the Senior Credit Facilities, so that the loans would become immediately due and payable. If this were to occur, we would be required by GAAP to reclassify all of our outstanding indebtedness from long-term to current liabilities on our balance sheet at January 2, 2011. If the lenders under our Senior Credit Facilities were to accelerate the maturity of our outstanding indebtedness, the lenders under our Second Lien Facility and the holders of our Senior Notes would have the right to declare all amounts owed to them immediately due and payable.

Based upon our cash balance of $12.7 million at September 26, 2010 and our current forecasts, our cash flows generated from operations, along with cash on hand, may not provide us with sufficient liquidity to meet our debt service requirements, fund working capital and limited capital expenditures for the next twelve months when we take into account economic uncertainty, the lack of any availability under our existing debt facilities and funding necessary for any debt restructuring or refinancing that may be undertaken along with related advisory fees and expenses. All of the above raises substantial doubt regarding the Company’s ability to continue as a going concern.

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

The indenture governing the notes contains certain events of default and restrictive covenants which are customary with respect to non-investment grade debt securities, including limitations on the incurrence of additional indebtedness, dividends, repurchases of

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

capital stock, sales of assets, liens, mergers and transactions with affiliates. In addition, the notes contain cross-acceleration provisions tied to any of our indebtedness in excess of $10 million, including the Senior Credit Facilities and the Second Lien Facility.

Senior Credit Facilities:

In 2007, we entered into senior secured credit facilities. The senior secured credit facilities originally provided for loans of $208.0 million under a $183.0 million senior secured term loan facility (the “Term Loan”) and a $25.0 million senior secured revolving facility (the “Revolving Facility,” and collectively with the Term Loan, the “Senior Credit Facilities”). The Revolving Facility also provides for the issuance of letters of credit not to exceed $10.0 million at any one time outstanding and swing-line loans not to exceed $5.0 million at any one time outstanding. In connection with the Merger, we borrowed the entire $183.0 million available under the Term Loan. On October 17, 2008 and November 18, 2008, we borrowed $8.0 million and $12.0 million, respectively, under the Revolving Facility. On July 1, 2010 the Company borrowed $5.4 million from the Senior Credit Facilities. The Term Loan matures in 2014 and the Revolving Facility is scheduled to terminate and come due in 2013.

On March 26, 2009, we entered into an amendment to the Senior Credit Facilities. The amendment permitted the Company to refinance a portion of the Term Loan by entering into a new Second Lien Facility (defined and discussed below), permanently waived a breach of our total net leverage ratio covenant for the fiscal quarter ended December 28, 2008, permanently replaced our total net leverage ratio covenant and interest coverage ratio covenant with a minimum EBITDA covenant and a maximum capital expenditure covenant, increased the margin on our Term Loan and Revolving Facility by 200 basis points, required prepayment of $25.0 million of the Term Loan from the proceeds of the Second Lien Facility, required prepayment of $3.5 million of the Revolving Facility from cash on hand and simultaneously reduced the Revolving Facility’s amount outstanding and commitment to $21.5 million, and restricted payment of MidOcean’s annual management fee so that such fee will accrue but not be paid until the Company’s EBITDA is at least $55.0 million and after such goal is obtained, a maximum of $2.0 million of such fees may be paid each year. In the first quarter of 2009, we wrote off $0.4 million of deferred financing costs related to the prepayment of the Term Loan. There were $3.0 million of letters of credit outstanding as of September 26, 2010. The letters of credit were issued instead of cash security deposits under our operating leases or to guarantee construction costs of our locations, and for run-out claims under our medical plan. In July 2010 we borrowed $5.4 million from the Senior Credit Facilities. As of September 26, 2010 our remaining borrowing availability under the Senior Credit Facilities was $0.6 million.

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

Long-term debt of $17.9 million is scheduled to mature in 2013, $180.3 million in 2014 and $150.0 million is scheduled to mature in 2015. Refer to Note 6 “Fair Value Measurement” for the gross balance, net book value and fair value of our long-term debt at September 26, 2010.

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

Consistent with previous tests, we considered the results of both an income approach and a market approach in determining the fair value of the reporting units during the second quarter of 2010.

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

The Company considered each alternative in determining fair value of the reporting units, and in doing so concluded that given the current environment, the market-based equity pricing model was most appropriate. As the carrying value of the Company-owned segment was negative as of May 23, 2010, the triggering event date, no further assessment of impairment on goodwill could be made. At the point in which equity becomes positive, the equity of the reporting unit will be compared to the fair value of the reporting unit pursuant to applicable guidance. No goodwill impairment was recorded for the Company-owned reporting segment.

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

The following table presents trademark, franchise relationships, franchise rights acquired and franchise agreements, net and the activity for the periods shown:

	Trademark	Franchise Relationships	Franchise Rights Acquired	Franchise Agreements, net
December 28, 2008	$195,000	$17,300	$1,351	$4,888
Additions	—	—	250	—
Impairment	(21,900)	(2,900)	—	—
Amortization	—	—	—	(1,239)

December 27, 2009	$173,100	$14,400	$1,601	$3,649
Impairment	(15,700)	—	—	—
Amortization	—	—	(12)	(788)

September 26, 2010	$157,400	$14,400	$1,589	$2,861

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

We applied gross margin assumptions consistent with the Company’s current trends and used a 4.4% growth factor. Discounting the projected cash flows of these indefinite lived intangible assets at 15.0%, we determined a value of $157.4 million for our trademarks as of May 23, 2010, the triggering event date, and accordingly, we impaired $15.7 million of trademarks during the quarter ended June 27, 2010. The fair value of the franchise relationships and franchise rights acquired exceeded their carrying value and as such no impairment charge was required. If the terminal growth rate, which has the largest impact on fair value, used in the fair value calculation for trademarks was decreased by 1%, the impairment charge would have increased by $6.5 million. If the discount rate used in the fair value calculation for trademarks was increased by 1%, the impairment charges would have increased by $13.9 million.

Franchise rights acquired and franchise agreements are definite lived assets and amortized over the life of the agreements. Amortization expense of $0.8 million and $0.9 million was recorded in the nine months ended September 26, 2010 and September 27, 2009, respectively. At September 26, 2010 and December 27, 2009, accumulated amortization was $5.2 million and $4.4 million, respectively.

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

Based on these considerations and the uncertainty surrounding the future economic climate, management believes that it is more likely than not that our net operating loss carryforward, foreign tax credit carryforward, and all other deferred tax assets will not be realized. During the first nine months of 2010 we recorded an addition of $10.0 million to our full valuation allowance against these deferred tax assets. The valuation allowance was $49.7 million as of September 26, 2010.

The income tax benefit of $6.0 million recognized for the first nine months of 2010 was primarily the result of a $6.3 million benefit recorded in the second quarter of 2010 due to the decrease in our deferred tax liability related to intangible asset impairment charges. Refer to Note 4 “Intangibles” for further information regarding the impairment charges recorded.

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents the gross balance, net book value and fair value of our long-term debt as of September 26, 2010 (in thousands):

	September 26, 2010
	Gross Balance	Net Book Value	Fair Value
Senior Notes	$150,000	$150,000	$88,500
Senior Credit Facility	172,698	172,698	157,725
Second Lien Facility	25,500	19,104	23,438

Total	$348,198	$341,802	$269,663

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

SBARRO INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table sets forth the information concerning the revenue and operating income or loss before unallocated costs of each of our company-owned and franchised restaurant segments (in thousands):

	Company- Owned Restaurants	Franchised Restaurants	Totals

3rd Quarter 2010
Total revenue	$80,467	$3,538	$84,005

Operating income before unallocated costs	$6,375	$2,591	$8,966

Unallocated costs and expenses (1)			6,701

Operating income			$2,265

3rd Quarter 2009
Total revenue	$82,141	$3,388	$85,529

Operating (loss) income before unallocated costs	$(23,195)	$2,150	$(21,045)

Unallocated costs and expenses (1)			5,549

Operating loss			$(26,594)

YTD 3rd Quarter 2010
Total revenue	$228,658	$10,427	$239,085

Operating (loss) income before unallocated costs	$(1,053)	$7,648	$6,595

Unallocated costs and expenses (1)			20,198

Operating loss			$(13,603)

YTD 3rd Quarter 2009
Total revenue	$235,083	$10,162	$245,245

Operating (loss) income before unallocated costs	$(11,936)	$6,277	$(5,659)

Unallocated costs and expenses (1)			18,978

Operating loss			$(24,637)

(1)	Represents certain general and administrative expenses that are not allocated by segment.

Geographic Information

The Company recorded revenues of $230.2 million and $8.9 million and $239.2 million and $6.0 million in the United States and all other foreign countries in the first nine months of 2010 and 2009, respectively, and $80.4 million and $3.6 million and $83.4 million and $2.1 million in the United States and all other foreign countries in the third quarter of 2010 and 2009, respectively.

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

The following condensed consolidating financial information presents:

(1)

Condensed unaudited consolidating balance sheets as of September 26, 2010 and December 27, 2009 and unaudited statements of operations for the three and nine months ended September 26, 2010 and September 27, 2009 and our unaudited statement of cash flows for the nine months ended September 26, 2010 and September 27, 2009 of: (a) Sbarro, (“the Parent”), (b) the guarantor subsidiaries as a group, (c) the nonguarantor subsidiaries as a group, and (d) Sbarro on a consolidated basis.

(2)	Elimination entries necessary to consolidate the Parent with the guarantor and nonguarantor subsidiaries.

The principal elimination entries eliminate intercompany balances and transactions. Investments in subsidiaries are accounted for by the Parent on the equity method.

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet

As of September 26, 2010

ASSETS

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$9,605	$2,734	$331	$—	$12,670
Receivables:
Franchise	1,881	—	—	—	1,881
Other	2,208	—	377	—	2,585

	4,089	—	377	—	4,466
Inventories	1,043	1,533	269	—	2,845
Prepaid expenses	2,757	499	146	—	3,402

Total current assets	17,494	4,766	1,123	—	23,383
Intercompany receivables	(44,920)	48,083	(3,512)	349	—

Investment in subsidiaries	74,280	—	2,307	(76,587)	—

Property and equipment, net	16,696	33,363	1,929	(230)	51,758
Goodwill	194,786	—	—	—	194,786
Trademarks	157,400	—	—	—	157,400
Other intangible assets	18,850	—	—	—	18,850
Deferred financing costs, net	7,809	—	—	—	7,809
Other assets	165	203	1,199	—	1,567

Total assets	$442,560	$86,415	$3,046	$(76,468)	$455,553

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet

As of September 26, 2010

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands)

(Continued)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current liabilities:
Accounts payable	$6,135	$284	$1,007	$—	$7,426
Accrued expenses	14,838	2,060	2,496	(230)	19,164
Accrued interest payable	3,399	—	—	—	3,399

Total current liabilities	24,372	2,344	3,503	(230)	29,989

Deferred rent	1,885	5,510	71	—	7,466
Deferred tax liability	70,645	—	—	—	70,645
Due to former shareholders & other liabilities	13,258	—	—	—	13,258
Accrued interest payable	6,372	—	—	—	6,372
Long-term debt	341,802	—	—	—	341,802
Commitment and contingencies

Shareholders’ (deficit) equity:
Common stock
Authorized 1,000 shares; $.01 par value issued and outstanding 100 shares at September 26, 2010	—	—	1,891	(1,891)	—
Additional paid in capital	139,340	68,302	2,196	(70,498)	139,340
Currency translation adjustment	(60)	—	175	(175)	(60)
Advances to MidOcean SBR Holding	(305)	—	—	—	(305)
(Accumulated deficit) retained earnings	(155,146)	8,221	(4,547)	(3,674)	(155,146)

Total shareholders’ (deficit) equity	(16,171)	76,523	(285)	(76,238)	(16,171)
Noncontrolling interests	397	2,038	(243)	—	2,192

Total shareholders’ (deficit) equity, including noncontrolling interests	(15,774)	78,561	(528)	(76,238)	(13,979)

Total liabilities & shareholders’ (deficit) equity, Sbarro, Inc.	$442,560	$86,415	$3,046	$(76,468)	$455,553

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Balance Sheet

As of December 27, 2009

ASSETS

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:

Cash and cash equivalents	$23,713	$2,464	$686	$—	$26,863
Receivables:
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

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Statement of Operations

For The Three Months Ended September 26, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$33,649	$45,043	$1,775	$—	$80,467
Franchise related income	3,538	—	—	—	3,538

Total revenues	37,187	45,043	1,775	—	84,005
Costs and expenses:
Cost of food and paper products	8,427	8,374	559	—	17,360
Payroll and other employee benefits	9,074	12,747	807	—	22,628
Other operating costs	12,545	17,654	681	—	30,880
Other income, net	(244)	(766)	(49)	—	(1,059)
Depreciation and amortization	1,443	1,692	753	—	3,888
General and administrative	7,349	—	355	—	7,704
Intercompany charges	(4,293)	4,126	167	—	—
Goodwill and other intangible asset impairment	—	—	—	—	—
Asset impairment, restaurant closings/remodels	122	105	112	—	339

Total costs and expenses, net	34,423	43,932	3,385	—	81,740

Operating income (loss)	2,764	1,111	(1,610)	—	2,265

Other expense:
Interest expense	(7,796)	—	—	—	(7,796)

Other expense	(7,796)	—	—	—	(7,796)

Equity in loss of subsidiaries	109	—	—	(109)	—

(Loss) income before income taxes and equity investments	(4,923)	1,111	(1,610)	(109)	(5,531)
Income tax expense	125	—	—	—	125

(Loss) income before equity investments	(5,048)	1,111	(1,610)	(109)	(5,656)
Loss from equity investments	—	—	(54)	—	(54)

Net (loss) income	(5,048)	1,111	(1,664)	(109)	(5,710)
Less: Net (income) loss attributable to noncontrolling interests	(234)	—	662	—	428

Net (loss) income attributable to Sbarro, Inc.	$(5,282)	$1,111	$(1,002)	$(109)	$(5,282)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations

For The Three Months Ended September 27, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$35,431	$46,084	$626	$—	$82,141
Franchise related income	3,388	—	—	—	3,388

Total revenues	38,819	46,084	626	—	85,529

Costs and expenses:
Cost of food and paper products	8,556	8,256	176	—	16,988
Payroll and other employee benefits	9,485	13,560	215	—	23,260
Other operating costs	12,975	17,000	366	—	30,341
Other income, net	(48)	(806)	(11)	—	(865)
Depreciation and amortization	1,945	1,860	25	—	3,830
General and administrative	6,763	4	19	—	6,786
Asset impairment, restaurant closings	(1,766)	1,753	13	—	—
Goodwill and other intangible asset impairment	31,474	—	—	—	31,474
Intercompany charges	199	110	—	—	309

Total costs and expenses, net	69,583	41,737	803	—	112,123

Operating (loss) income	(30,764)	4,347	(177)	—	(26,594)

Other expense:
Interest expense	(7,414)	—	—	—	(7,414)

Net other expense	(7,414)	—	—	—	(7,414)

Equity in loss of subsidiaries	3,802	—	—	(3,802)	—

(Loss) income before income taxes and equity investments	(34,376)	4,347	(177)	(3,802)	(34,008)
Income tax benefit	(9,752)	—	—	—	(9,752)

(Loss) income before equity investments	(24,624)	4,347	(177)	(3,802)	(24,256)
Loss from equity investments	—	—	(54)	—	(54)

Net (loss) income	(24,624)	4,347	(231)	(3,802)	(24,310)
Less: Net loss (income) attributable to noncontrolling interests	103	(393)	79	—	(211)

Net (loss) income attributable to Sbarro, Inc.	$(24,521)	$3,954	$(152)	$(3,802)	$(24,521)

SBARRO, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Consolidating Statement of Operations

For The Nine Months Ended September 26, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$94,846	$130,411	$3,401	$—	$228,658
Franchise related income	10,427	—	—	—	10,427

Total revenues	105,273	130,411	3,401	—	239,085
Costs and expenses:
Cost of food and paper products	23,363	23,549	1,094	—	48,006
Payroll and other employee benefits	25,686	37,412	1,378	—	64,476
Other operating costs	37,327	52,007	2,547	—	91,881
Other income, net	(529)	(2,251)	(66)	—	(2,846)
Depreciation and amortization	4,806	5,338	837	—	10,981
General and administrative	22,221	—	812	—	23,033
Intercompany charges	(12,892)	12,564	328	—	—
Goodwill and other intangible asset impairment	15,700	—	—	—	15,700
Asset impairment, restaurant closings/remodels	234	1,080	143	—	1,457

Total costs and expenses, net	115,916	129,699	7,073	—	252,688

Operating (loss) income	(10,643)	712	(3,672)	—	(13,603)

Other (expense) income:
Interest expense	(22,902)	—	—	—	(22,902)
Interest income	1	—	—	—	1

Net other (expense) income	(22,901)	—	—	—	(22,901)

Equity in loss of subsidiaries	(1,525)	—	—	1,525	—

(Loss) income before income taxes and equity investments	(35,069)	712	(3,672)	1,525	(36,504)
Income tax benefit	(5,955)	—	—	—	(5,955)

(Loss) income before equity investments	(29,114)	712	(3,672)	1,525	(30,549)
Loss from equity investments	—	—	(174)	—	(174)

Net (loss) income	(29,114)	712	(3,846)	1,525	(30,723)
Less: Net (income) loss attributable to noncontrolling interests	(194)	—	1,609	—	1,415

Net (loss) income attributable to Sbarro, Inc.	$(29,308)	$712	$(2,237)	$1,525	$(29,308)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Operations

For The Nine Months Ended September 27, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$99,855	$133,785	$1,443	$—	$235,083
Franchise related income	10,162	—	—	—	10,162

Total revenues	110,017	133,785	1,443	—	245,245

Costs and expenses:
Cost of food and paper products	23,887	23,773	457	—	48,117
Payroll and other employee benefits	26,705	38,770	572	—	66,047
Other operating costs	38,166	50,748	1,001	—	89,915
Other income, net	(270)	(2,510)	(105)	—	(2,885)
Depreciation and amortization	5,723	6,516	58	—	12,297
General and administrative	22,588	5	19	—	22,612
Asset impairment, restaurant closings	1,232	1,073	—	—	2,305
Goodwill and other intangible asset impairment	31,474	—	—	—	31,474
Intercompany charges	(13,979)	13,893	86	—	—

Total costs and expenses, net	135,526	132,268	2,088	—	269,882

Operating (loss) income	(25,509)	1,517	(645)	—	(24,637)

Other (expense) income:
Interest expense	(20,747)	—	—	—	(20,747)
Write-off of deferred financing costs	(423)	—	—	—	(423)
Interest income	33	—	—	—	33

Net other (expense) income	(21,137)	—	—	—	(21,137)

Equity in loss of subsidiaries	396	—	—	(396)	—

(Loss) income before income taxes and equity investments	(46,250)	1,517	(645)	(396)	(45,774)
Income tax benefit	(9,480)	—	—	—	(9,480)

(Loss) income before equity investments	(36,770)	1,517	(645)	(396)	(36,294)
Loss from equity investments	—	—	(162)	—	(162)

Net (loss) income	(36,770)	1,517	(807)	(396)	(36,456)
Net loss (income) attributable to noncontrolling interests	70	(583)	269	—	(244)

Net (loss) income attributable to Sbarro, Inc.	$(36,700)	$934	$(538)	$(396)	$(36,700)

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows

For The Nine Months Ended September 26, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(29,114)	$712	$(3,846)	$1,525	$(30,723)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill and other intangible asset impairment charges	15,700	—	—	—	15,700
Depreciation and amortization	4,806	5,338	837	—	10,981
Amortization of deferred financing costs	1,475	—	—	—	1,475
Provision for doubtful accounts receivable	92	—	—	—	92
Increase in deferred rent, net of tenant allowance	460	778	10	—	1,248
Asset impairment & restaurant closings/remodels	82	904	143	—	1,129
Change in deferred income taxes, net	(6,296)	—	—	—	(6,296)
Equity in net loss of unconsolidated affiliates	—	—	174	—	174
Changes in operating assets and liabilities:
Decrease (increase) in receivables	669	304	(314)	—	659
Decrease (increase) in inventories	109	110	(157)	—	62
(Increase) decrease in prepaid expenses	(1,045)	34	(2)	—	(1,013)
Decrease (increase) in other assets	40	(2)	(1,148)	—	(1,110)
(Decrease) increase in accounts payable, accrued expenses & other liabilities	(6,665)	(483)	2,165	—	(4,983)
Decrease in accrued interest payable	(1,212)	—	—	—	(1,212)

Net cash (used in) provided by operating activities	(20,899)	7,695	(2,138)	1,525	(13,817)

Investing Activities:
Purchases of property and equipment	(1,604)	(3,055)	(2,204)	—	(6,863)

Net cash used in investing activities	(1,604)	(3,055)	(2,204)	—	(6,863)

Financing Activities:
Proceeds from revolver loan	5,400	—	—	—	5,400
Capital contribution from noncontrolling interests	—	—	1,186	—	1,186
Proceeds from short term loan from noncontrolling interests	—	—	170	—	170
Distribution of earnings to noncontrolling interests	(269)	—	—	—	(269)
Intercompany balances	3,264	(4,370)	2,631	(1,525)	—

Net cash provided by (used in) financing activities	8,395	(4,370)	3,987	(1,525)	6,487

(Decrease) increase in cash and cash equivalents	(14,108)	270	(355)	—	(14,193)
Cash and cash equivalents at beginning of period	23,713	2,464	686		26,863

Cash and cash equivalents at end of period	$9,605	$2,734	$331	$—	$12,670

SBARRO, INC. AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

Consolidating Statement of Cash Flows

For The Nine Months Ended September 27, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating Activities:
Net (loss) income	$(36,770)	$1,517	$(807)	$(396)	$(36,456)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill and other intangible asset impairment charges	31,474	—	—	—	31,474
Depreciation and amortization	5,723	6,516	58	—	12,297
Amortization of deferred financing costs	1,084	—	—	—	1,084
Provision for doubtful accounts receivable	916	—	—	—	916
Increase in deferred rent, net of tenant allowance	510	883	11	—	1,404
Asset impairment, restaurant closings/remodels	817	283	—	—	1,100
Change in deferred income taxes, net	(9,915)	—	—	—	(9,915)
Equity in net loss of unconsolidated affiliates	—	—	162	—	162
Write-off of deferred financing costs	423	—	—	—	423
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(189)	251	363	(371)	54
Decrease in inventories	213	271	11	—	495
(Increase) decrease in prepaid expenses	(726)	129	247	—	(350)
Increase in other assets	(86)	—	—	—	(86)
(Decrease) increase in accounts payable and accrued expenses	(7,747)	(580)	698	(649)	(8,278)
Decrease in accrued interest payable	(1,941)	—	—	—	(1,941)

Net cash (used in) provided by operating activities	(16,214)	9,270	743	(1,416)	(7,617)

Investing Activities:
Purchases of property and equipment	(1,378)	(4,424)	(475)	—	(6,277)
Investment in joint ventures	(283)	—	—	—	(283)

Net cash used in investing activities	(1,661)	(4,424)	(475)	—	(6,560)

Financing Activities:
Proceeds from second lien	25,000	—	—	—	25,000
Repayment of secured term loan and revolver	(32,958)	—	—	—	(32,958)
Debt issue costs	(1,834)	—	—	—	(1,834)
Capital contribution from noncontrolling interests	—	—	394	—	394
Repayment of short term loan to noncontrolling interests	—	—	(374)	—	(374)
Distribution of earnings to noncontrolling interests	(881)	—	—	—	(881)
Intercompany balances	6,105	(6,868)	(653)	1,416	—

Net cash (used in) provided by financing activities	(4,568)	(6,868)	(633)	1,416	(10,653)

Decrease in cash and cash equivalents	(22,443)	(2,022)	(365)	—	(24,830)
Cash and cash equivalents at beginning of period	34,249	3,468	569	—	38,286

Cash and cash equivalents at end of period	$11,806	$1,446	$204	$—	$13,456

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

For the purposes of management’s discussion and analysis, the year to date third quarter of 2010 is the thirty-nine weeks ended September 26, 2010 and the year to date third quarter of 2009 is the thirty-nine weeks ended September 27, 2009. The third quarter of 2010 is the thirteen weeks ended September 26, 2010 and the third quarter of 2009 is the thirteen weeks ended September 27, 2009.

We are the world’s leading Italian Quick Service Restaurant (“QSR”) concept and the largest shopping mall-focused restaurant concept in the world. We have a global base of 1,032 units in 40 countries, with 476 company-owned units, 538 franchised units and 18 joint venture units. Sbarro restaurants feature a menu of popular Italian food, including pizza, a selection of pasta dishes and other hot and cold Italian entrees, salads, sandwiches, drinks and desserts.

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

Our Restaurant Expansion

The following table summarizes the number of company-owned, franchised, and joint venture restaurants in operation during each indicated period:

	Three Months Ended September 26, 2010	Three Months Ended September 27, 2009	Nine Months Ended September 26, 2010	Nine Months Ended September 27, 2009
Company-owned Sbarro restaurants:
Open at beginning of period	482	485	484	509
Opened during period	—	2	4	7
Closed during period	(6)	(2)	(12)	(31)

Open at end of period	476	485	476	485

Franchised Sbarro restaurants:
Open at beginning of period	536	560	555	566
Opened during period	16	13	33	49
Closed during period	(14)	(19)	(50)	(61)

Open at end of period	538	554	538	554

Joint venture Sbarro restaurants:
Open at beginning of period	23	17	17	16
Opened during period	—	—	6	1
Closed during period	(5)	—	(5)	—

Open at end of period	18	17	18	17

All restaurants:
Open at beginning of period	1,041	1,062	1,056	1,091
Opened during period	16	15	43	57
Closed during period	(25)	(21)	(67)	(92)

Open at end of period	1,032	1,056	1,032	1,056

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

Noncontrolling Interests

We present minority interests as noncontrolling interests in the equity section of our consolidated balance sheet as a separate net income or loss attributable to noncontrolling interests in our consolidated statement of operations, and as a distribution to/from noncontrolling interests in the consolidated statements of cash flows.

Summary Financial Information (dollars in thousands)

	Three Months Ended September 26, 2010	Three Months Ended September 27, 2009	Nine Months Ended September 26, 2010	Nine Months Ended September 27, 2009
Comparable sales-percentage change vs. prior comparable period (1):
QSR-owned locations	-3.5%	-5.2%	-3.1%	-5.0%
Franchise locations:
Domestic Franchise	-2.4%	-7.1%	-3.4%	-5.4%
International Franchise:
Local Currency	6.1%	-12.9%	6.1%	-9.2%
Foreign Currency Impact	0.8%	-14.4%	4.8%	-16.7%

International Franchise, net	6.9%	-27.3%	10.9%	-25.9%
Cost of food and paper products as a percentage of restaurant sales	21.6%	20.7%	21.0%	20.5%
Payroll and other benefits as a percentage of restaurant sales	28.1%	28.3%	28.2%	28.1%
Other operating expense as a percentage of restaurant sales	38.4%	36.9%	40.2%	38.2%
General and administrative costs as a percentage of revenues	9.2%	7.9%	9.6%	9.2%
Bank credit agreement EBITDA (2)	$9,076	$10,206	$23,716	$27,728

(1)	Comparable and annual percentage changes are based on locations that were open during the entire period within the periods presented.
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

The following table reconciles our net loss to EBITDA and bank credit agreement EBITDA for each of the periods presented. EBITDA and bank credit agreement EBITDA are non-GAAP financial measures. We believe net loss is the most direct comparable GAAP financial measure to EBITDA and bank credit agreement EBITDA (dollars in thousands):

	Three Months Ended September 26, 2010	Three Months Ended September 27, 2009	Nine Months Ended September 26, 2010	Nine Months Ended September 27, 2009
Net loss attributable to Sbarro, Inc.	$(5,282)	$(24,521)	$(29,308)	$(36,700)
Interest Expense	7,796	7,414	22,902	20,747
Interest Income	—	—	(1)	(33)
Income Tax Expense (Benefit)	125	(9,752)	(5,955)	(9,480)
Depreciation and Amortization	3,888	3,830	10,981	12,297

EBITDA attributable to Sbarro, Inc.	6,527	(23,029)	(1,381)	(13,169)
Goodwill and other intangible asset impairment	—	31,474	15,700	31,474

EBITDA attributable to Sbarro, Inc. exclusive of goodwill and other intangible asset impairment	$6,527	$8,445	$14,319	$18,305
Adjustments:
Non-cash charges	1,644	420	3,459	3,239
Management fees and related expenses	295	311	889	1,290
Restructuring related expenses, store closing costs and severance	398	722	2,714	3,864
Preopening, joint venture operations and taxes in lieu of income tax	212	308	2,335	1,030

Bank Credit Agreement EBITDA	$9,076	$10,206	$23,716	$27,728

The following table sets forth the information concerning the revenue and operating income or loss before unallocated costs of each of our company-owned and franchised restaurant segments (in thousands):

	Company- Owned Restaurants	Franchised Restaurants	Totals
3rd Quarter 2010
Total revenue	$80,467	$3,538	$84,005

Operating income before unallocated costs	$6,375	$2,591	$8,966

Unallocated costs and expenses (1)			6,701

Operating income			$2,265

3rd Quarter 2009
Total revenue	$82,141	$3,388	$85,529

Operating (loss) income before unallocated costs	$(23,195)	$2,150	$(21,045)

Unallocated costs and expenses (1)			5,549

Operating loss			$(26,594)

YTD 3rd Quarter 2010
Total revenue	$228,658	$10,427	$239,085

Operating (loss) income before unallocated costs	$(1,053)	$7,648	$6,595

Unallocated costs and expenses (1)			20,198

Operating loss			$(13,603)

YTD 3rd Quarter 2009
Total revenue	$235,083	$10,162	$245,245

Operating (loss) income before unallocated costs	$(11,936)	$6,277	$(5,659)

Unallocated costs and expenses (1)			18,978

Operating loss			$(24,637)

(1)	Represents certain general and administrative expenses that are not allocated by segment.

Third Quarter 2010 versus Third Quarter 2009

Sales by QSR and consolidated other concept restaurants were $80.5 million for the third quarter of 2010 compared to $82.1 million for the third quarter of 2009. The decrease in sales is due to a decrease in comparable unit sales of $2.7 million, or 3.5%, in our QSR restaurants. The decrease in comparable unit sales primarily reflects the reduction in consumer spending throughout the United States as a result of the current economic environment. Lost sales from stores strategically closed were offset by sales generated by new stores opened. The QSR sales decline was offset by an increase of $0.7 million in sales from international joint ventures.

Franchise related revenues were $3.5 million in the third quarter of 2010 compared to $3.4 million for the third quarter of 2009. This result is primarily from an increase in international comparable unit sales.

Cost of food and paper products as a percentage of restaurant sales increased to 21.6% for the third quarter of 2010 as compared to 20.7% for the third quarter of 2009 primarily due to increased cheese costs. The cost of cheese in the third quarter of 2010 averaged $1.77 per pound compared to an average of $1.43 per pound for the third quarter of 2009. This $.34 per pound increase in cheese costs accounted for $0.5 million or 0.6% of restaurant sales. The cost of flour in the third quarter of 2010 averaged $.30 per pound compared to an average of $0.32 per pound for the third quarter of 2009. This $.02 per pound decrease in flour costs accounted for $60 thousand or 0.1% of restaurant sales

Payroll and other employee benefits as a percentage of restaurant sales decreased to 28.1% in the third quarter of 2010 from 28.3% in the third quarter of 2009.

Other operating costs were $30.9 million in the third quarter of 2010 compared to $30.3 million in the third quarter of 2009. As a percentage of restaurant sales, other operating costs increased to 38.4% in the third quarter of 2010 as compared to 36.9% in the third quarter of 2009 primarily due to an increase in operating costs related to our joint venture operations in the third quarter of 2010.

Other income, net increased to $1.1 million in the third quarter of 2010 from $0.9 million in the third quarter of 2009.

Depreciation and amortization increased to $3.9 million in the third quarter of 2010 compared to $3.8 million in the third quarter of 2009.

General and administrative expenses were $7.7 million in the third quarter of 2010 as compared to $6.8 million in the third quarter of 2009. The increase was primarily related to an increase in severance expense compared to the prior year period.

There were no goodwill and other intangible asset impairment charges in the third quarter of 2010. Goodwill and other intangible asset impairment totaled $31.5 million in the third quarter of 2009.

Asset impairment, restaurant closing and remodeling costs were $0.3 million in both the third quarter of 2010 and 2009.

Interest expense of $7.8 million in the third quarter of 2010 and $7.4 million for the third quarter of 2009 relates primarily to the Senior Notes, the Term Loans and Revolving Facility under our Senior Credit Facilities and our Second Lien Facility. Included in interest expense in the third quarter of 2010 and 2009 was the amortization of deferred financing costs for the Senior Notes, Term Loan and Second Lien Facility of $0.4 million and $0.3 million, respectively.

Income tax expense was $0.1 million for the third quarter of 2010 and our effective tax rate was negative 2.5%. During the third quarter of 2010, we recorded a $4.8 million increase to the full valuation allowance against our deferred tax assets increasing the valuation allowance to $49.7 million as of the end of the third quarter of 2010. The income tax benefit was $9.8 million in the third quarter of 2009 and our effective tax rate was 28.7%. During the third quarter of 2009, we recorded a $1.0 million increase to the full valuation allowance against our deferred tax assets.

Loss from equity investments relates to our joint venture in Beirut, an unconsolidated affiliate.

Net loss (income) attributable to noncontrolling interests relates to our joint ventures in India, Japan, China and certain partnerships.

Net loss attributable to Sbarro, Inc. was $5.3 million for the third quarter of 2010 as compared to a net loss attributable to Sbarro, Inc. of $24.5 million for the third quarter of 2009. Recorded in the third quarter of 2009 were goodwill and other intangible asset impairment charges of $31.5 million offset by an income tax benefit of $9.8 million.

Nine Months Ended 2010 versus Nine Months Ended 2009

Sales by QSR and consolidated other concept restaurants were $228.7 million for the first nine months of 2010 compared to $235.1 million for the first nine months of 2009. The decrease in sales is due to a decrease in comparable unit sales of $6.7 million, or 3.1%, in our QSR restaurants. The decrease in comparable unit sales primarily reflects the reduction in consumer spending throughout the United States as a result of the current economic environment. Lost sales from stores strategically closed were partially offset by sales generated by new stores opened. The QSR sales decline was offset by an increase of $0.9 million in sales from international joint ventures.

Franchise related revenues were $10.4 million in the first nine months of 2010 compared to $10.2 million for the first nine months of 2009. This resulted from an increase in franchise comparable unit sales and international development fee income partially offset by lost royalties from stores closed.

Cost of food and paper products as a percentage of restaurant sales increased to 21.0% for the first nine months of 2010 as compared to 20.5% for the first nine months of 2009 primarily due to increased cheese costs. The cost of cheese in the first nine months of 2010 averaged $1.75 per pound compared to an average of $1.40 per pound for the first nine months of 2009. This $.35 per pound increase in cheese costs accounted for $1.3 million or 0.6% of restaurant sales. The cost of flour in the first nine months of 2010 averaged $.30 per pound compared to an average of $.31 per pound for the first nine months of 2009. This $.01 per pound decrease in flour costs accounted for $80 thousand.

Payroll and other employee benefits as a percentage of restaurant sales increased slightly to 28.2% in the first nine months of 2010 from 28.1% in the first nine months of 2009. The increase is primarily due to the decrease in comparable unit sales in the first nine months of 2010.

Other operating costs were $91.9 million in the first nine months of 2010 compared to $89.9 million in the first nine months of 2009. As a percentage of restaurant sales, other operating costs increased to 40.2% in the first nine months of 2010 as compared to 38.2% in the first nine months of 2009 due primarily to an increase in operating costs related to our joint venture operations in the first nine months of 2010 partially offset by cost control initiatives.

Other income, net decreased to $2.8 million in the first nine months of 2010 from $2.9 million in the first nine months of 2009.

Depreciation and amortization decreased to $11.0 million in the first nine months of 2010 compared to $12.3 million in the first nine months of 2009 due to underperforming stores closed.

General and administrative expenses were $23.0 million in the first nine months of 2010 as compared to $22.6 million in the first nine months of 2009. The increase was primarily related to costs associated with marketing initiatives and joint venture expenses offset by a reduction in the bad debt provision compared to the prior year.

Goodwill and other intangible asset impairment totaled $15.7 million in the first nine months of 2010. This is discussed further in Note 4 – Intangibles to our Unaudited Consolidated Financial Statements included within this Report. Goodwill and other intangible asset impairment totaled $31.5 million for the first nine months of 2009.

Asset impairment, restaurant closing and remodeling costs decreased to $1.5 million for the first nine months of 2010 compared to $2.3 million for the first nine months of 2009 as 12 stores were strategically closed in 2010 versus 31 in the prior year.

Interest expense of $22.9 million in the first nine months of 2010 and $20.7 million for the first nine months of 2009 relates primarily to the Senior Notes, the Term Loans and Revolving Facility under our Senior Credit Facilities and our Second Lien Facility. Included in interest expense in the first nine months of 2010 and 2009 was the amortization of deferred financing costs for the Senior Notes, Term Loan and Second Lien Facility of $1.2 million and $1.0 million, respectively.

Write-off of deferred financing costs of $0.4 million in the first nine months of 2009 related to prepayment of the Senior Credit Facility.

The income tax benefit of $6.0 million for the first nine months of 2010 was primarily the result of a $6.3 million benefit recognized in the second quarter of 2010 due to the decrease in our deferred tax liability related to intangible asset impairment charges recorded. Our effective tax rate for the first nine months of 2010 was 17.0%. During the first nine months of 2010, we recorded a $10.0 million increase to the full valuation allowance against our deferred tax assets, increasing the valuation allowance to $49.7 million. The income tax benefit was $9.5 million in the first nine months of 2009 and our effective tax rate was 20.7%. During the first nine months of 2009, we recorded a $5.6 million increase to the full valuation allowance against our deferred tax assets.

Loss from equity investments relates to our joint venture in Beirut, an unconsolidated affiliate.

Net loss (income) attributable to noncontrolling interests relates to our joint ventures in India, Japan, China and certain partnerships.

Net loss attributable to Sbarro, Inc. was $29.3 million for the first nine months of 2010 as compared to a net loss attributable to Sbarro, Inc. of $36.7 million for the first nine months of 2009. Included in the net loss for the first nine months of 2010 were goodwill and other intangible asset impairment charges of $15.7 million offset by an income tax benefit of $6.0 million. Without impairment charges and taxes, the net loss would have been $19.6 million and $14.7 million in the first nine months of 2010 and 2009, respectively. This increase in net loss was due to the items discussed above, primarily the decrease in comparable unit sales and an increase in other operating costs.

Liquidity and Capital Resources

Principal Cash Requirements and Sources

We are highly leveraged and a substantial portion of our liquidity needs arise from our debt service obligations. Our other liquidity needs fund our costs of operations, working capital and capital expenditures. Cash flow generated during the fourth quarter is critical to achieving positive annual operating cash flow. While many factors affect our results, some are outside our control, and their impact in the fourth quarter (and on overall liquidity) can be particularly significant, because the fourth quarter accounts for a disproportionate amount of our annual cash flow. Adverse macroeconomic factors, including reduced mall traffic during the holiday shopping season and a decline in consumer spending, can negatively impact our fourth quarter results and our ability to achieve positive operating cash flow for the year. Additionally, we face pressure related to increasing commodity costs, particularly cheese and flour.

At September 26, 2010, we were in compliance with all of our debt covenants under the terms of the Senior Credit Facilities. The most restrictive covenant is trailing 12 month minimum EBITDA which was required to be at least $40 million for the 12 months ended September 26, 2010. Our trailing 12 month EBITDA (as calculated based upon the terms of the Senior Credit Facilities, which we refer to as “bank credit agreement EBITDA”) was $40.4 million for that trailing 12 month period.

Beginning with the fourth quarter of 2010 (which ends on January 2, 2011), our minimum trailing 12 month EBITDA covenant increases by $3 million to $43 million. Based upon our results to date and management’s projections for the fourth quarter of 2010 and first quarter of fiscal 2011, we believe it is probable that we will not achieve the minimum level of EBITDA required by the covenant in either the fourth quarter of 2010 or the first quarter of fiscal 2011.

Our Senior Credit Facilities provide for certain cures in the event we do not meet our minimum EBITDA covenant requirement. Covenant violations can be cured with cash payments made by our principal shareholders (referred to as an “equity cure”). Such cure amounts would be required to equal the amount of the EBITDA shortfall, below the minimum level required by the covenant, provided the shortfall does not exceed ten percent of the amount of our trailing 12 month bank credit agreement EBITDA. The cure amount would then be added to our minimum 12 month EBITDA for the quarter requiring the cure, and for the subsequent three quarters. An equity cure can only be completed twice within each twelve month period. Our principal shareholders have no obligation to fund any cure amount even if an equity cure right is available to us. Based upon our results to date and management’s projections for the fourth quarter of 2010, we believe our EBITDA shortfall could exceed ten percent of the amount of our trailing 12 month bank credit agreement EBITDA. In such event, we would not be able to utilize an equity cure to remedy an EBITDA covenant violation. We are currently exploring options to address our capital structure in light of our forecasts and the terms of our outstanding indebtedness, including discussions with our lenders regarding altering the terms of our debt and/or modifying our capital structure.

Absent any waiver from or other agreement with the lenders under our Senior Credit Facilities, a violation of our minimum EBITDA covenants that is not remedied will give those lenders the right to accelerate the maturity of our outstanding indebtedness under the Senior Credit Facilities, so that the loans would become immediately due and payable. If this were to occur, we would be required by GAAP to reclassify all of our outstanding indebtedness from long-term to current liabilities on our balance sheet at January 2, 2011. If the lenders under our Senior Credit Facilities were to accelerate the maturity of our outstanding indebtedness, the lenders under our Second Lien Facility and the holders of our Senior Notes would have the right to declare all amounts owed to them immediately due and payable.

Based upon our cash balance of $12.7 million at September 26, 2010 and our current forecasts, our cash flows generated from operations, along with cash on hand, may not provide us with sufficient liquidity to meet our debt service requirements, fund working capital and limited capital expenditures for the next twelve months when we take into account economic uncertainty, the lack of any availability under our existing debt facilities and funding necessary for any debt restructuring or refinancing that may be undertaken along with related advisory fees and expenses. All of the above raises substantial doubt regarding the Company’s ability to continue as a going concern, under US GAAP as also discussed in Note 1—“Basis of Financial Statement Presentation” to our Unaudited Consolidated Financial Statements included within this Report.

We estimate that our cash interest payments for the fiscal year under the Senior Notes and the amended Senior Credit Facilities will be approximately $25.8 million, assuming a 0.3% LIBOR rate. Borrowings under the Second Lien Facility bear interest at 15% per annum payable quarterly in arrears. The Second Lien Facility provides for no amortization of principal. Interest is payable quarterly as follows: (i) prior to the third anniversary, interest is only payable in kind and (ii) after the third anniversary, interest is payable in cash so long as the Senior Credit Facilities leverage ratio is less than or equal to 2.75:1.00.

The Senior Credit Facilities require us to prepay outstanding borrowings, subject to certain exceptions, with (a) 75% of our annual excess cash flow; (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property (including casualty insurance and condemnations) if we do not commit to reinvest such proceeds in accordance with the terms of the Senior Credit Facilities within 365 days of the event giving rise thereto (or, to the extent we have entered into a commitment to reinvest such proceeds within such time period to the extent such amounts are actually reinvested, within six months of the expiration of such 365 days); and (c) 100% of the net cash proceeds of any incurrence of debt, other than debt permitted under the Senior Credit Facilities. We are not required to make principal payments, absent the occurrence of certain events, on our Senior Notes until they mature in 2015. In July 2010 we borrowed $5.4 million from our Senior Credit Facilities. As of September 26, 2010, our remaining borrowing availability under the Senior Credit Facilities was $0.6 million.

Sources and Uses of Cash

The following table summarizes our cash and cash equivalents and working capital at September 26, 2010 and September 27, 2009 respectively, and the sources and uses of our cash flows for the nine months ended September 26, 2010 and September 27, 2009, respectively (in millions):

	Nine Months Ended September 26, 2010	Nine Months Ended September 27, 2009
Liquidity at the end of period
Cash and cash equivalents	$12.7	$13.5
Working capital	$(6.6)	$(7.5)

Net cash flows
Used in operating activities	$(13.8)	$(7.6)
Used in investing activities	$(6.9)	$(6.6)
Provided by (used in) financing activities	$6.5	$(10.6)

Net decrease in cash	$(14.2)	$(24.8)

Net cash used in operating activities was $13.8 million during the nine months ended September 26, 2010 as compared to $7.6 million for the nine months ended September 27, 2009. The increase in net cash used in the nine months ended September 26, 2010 is mainly due to a net loss after non-cash adjustments of $8.7 million more in 2010 as compared to 2009 offset by a $2.5 million net change in operating assets and liabilities when compared to the prior year, due primarily to the timing of payment of current liabilities.

Net cash used in investing activities was $6.9 million for the nine months ended September 26, 2010 and was relatively flat when compared to the same period in 2009. Net cash used in investing activities in both 2010 and 2009 was mostly related to capital expenditures utilized primarily for restaurant openings and renovation activity.

Net cash provided by financing activities was $6.5 million for the nine months ended September 26, 2010. This net cash provided primarily represents $5.4 million borrowed from our Senior Credit Facilities in July 2010 and capital contributions from noncontrolling interests. The cash used in financing activities was $10.6 million in the nine months ended September 27, 2009 and primarily represents repayment of the Term Loan and Revolving Facility, debt issuance costs and the payment of fees related to the amendment to the Senior Credit Facilities, net of the proceeds of the Second Lien Facility.

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

During the quarter ended September 26, 2010, there were no changes in the accounting policies whose application may have the most significant effect on our reported results of financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial position from those discussed under the heading “Critical Accounting Policies and Judgments” in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 27, 2009.

Recent Accounting Pronouncements

Refer to Note 2 to the Notes to our Unaudited Consolidated Financial Statements for information regarding recent accounting pronouncements.

Certain Relationships and Related Transactions

During the first nine months of 2010, there were no related party transactions other than those discussed under the heading “Certain Relationships and Related Transactions” in Part II, Item 13 of our Annual Report on Form 10-K for the year ended December 27, 2009.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 26, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 10, 2010, the Company’s sole shareholder, Sbarro Holdings, LLC elected Robert S. (Steve) Miller to the Company’s Board of Directors.

Mr. Miller, the Chairman of MidOcean Partners is widely recognized for his broad operational experience and has considerable experience serving on boards of directors in a variety of industries. He currently serves as the Chairman of the Board of American International Group, Inc., and as a director of Symantec Corporation and United Airlines.

He has held top leadership positions at many companies including as Chairman and CEO of Delphi Corporation, CEO of Federal-Mogul, Inc., Chairman and CEO of Bethlehem Steel, Chairman and CEO of Waste Management, and as Chairman of Morrison Knudsen. Mr. Miller began his career at Ford Motor Company and then after more than a decade joined Chrysler Corporation, eventually serving as Vice-Chairman.

Mr. Miller will not be compensated by the Company for his role as a director.

Item 6.	Exhibits

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of Sbarro, Inc. (Exhibit 3.1 to our Registration Statement on Form S-4, File No. 333-142081)

*3.2	Amended and Restated Bylaws of Sbarro, Inc. (Exhibit 3.2 to our Registration Statement on Form S-4, File No. 333-142081)

*4.1	Indenture dated as of January 31, 2007 among MidOcean SBR Acquisition Corp., Sbarro, Inc., the subsidiary guarantors party thereto from time to time and the Bank of New York, as trustee. (Exhibit 4.1 to our Registration Statement on Form S-4, File No. 333-142081)

*4.2	Registration Rights Agreement dated January 31, 2007 among Sbarro, Inc., Credit Suisse Securities (USA) LLC and Banc of America Securities LLC, as Initial Purchasers. (Exhibit 4.2 to our Registration Statement on Form S-4, File No. 333-142081)

*+10.1	Letter Agreement dated July 28, 2010 by and among MidOcean SBR Holdings, LLC, Sbarro, Inc. and Peter Beaudrault (Exhibit 10.1 to our Current Report on Form 8-K filed on July 28, 2010)

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.02	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the document indicated.
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

SBARRO, INC.

Registrant

Date: November 10, 2010	By:	/s/ Nicholas McGrane
Nicholas McGrane
Interim President and Chief Executive Officer Principal Executive Officer

Date: November 10, 2010	By:	/s/ Carolyn M. Spatafora
Carolyn M. Spatafora
Chief Financial Officer Principal Financial and Accounting Officer